Form 10-Q
period 1996-05-31
MANUGISTICS GROUP INC
filed 1996-07-15
CIK 908440

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                --------------
                                   FORM 10-Q
(Mark One)
/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                         Commission File Number 0-22154

                            MANUGISTICS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                52-1469385
             (State or other jurisdiction of                                 (I.R.S. Employer
             incorporation or organization)                               Identification Number)


     2115 EAST JEFFERSON STREET, ROCKVILLE, MARYLAND                              20852
        (Address of principal executive offices)                                (Zip code)

                                 (301) 984-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes            X                 No
                        -----------------------         -----------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,575,987 shares of common stock, $.002 par value per share, as of July 8, 1996.

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                           MANUGISTICS GROUP, INC.



                              TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets -
                May 31, 1996 (unaudited) and February 29, 1996                                                  3

              Condensed Consolidated Statements of Income -
               Three months ended May 31, 1996 and 1995 (unaudited)                                             4

              Condensed Consolidated Statements of Cash Flows -
               Three months ended May 31, 1996 and 1995 (unaudited)                                             5

              Notes to Consolidated Financial Statements - May 31, 1996                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                        8

PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                                  17

              SIGNATURES                                                                                        18

                        PART  I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                 May 31,      February 29,
                                                                                  1996          1996
                                                                              ------------   -------------
                                                                               (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $    3,919     $    4,921
   Marketable securities                                                           13,294         18,558
   Accounts receivable (net of allowance for returns and uncollectible             19,743         19,281
       accounts - May 31, 1996, $1,351; February 29, 1996, $711)
   Inventory                                                                          309            549
   Deferred tax asset                                                               1,991            809
   Other current assets                                                               876            805
                                                                              ------------   ------------
           Total current assets                                                    40,132         44,923

PROPERTY AND EQUIPMENT  -  NET                                                      7,180          6,046

NONCURRENT ASSETS:
   Capitalized software costs - net                                                 7,127          6,084
   Intangibles - net                                                                2,938          2,927
   Other noncurrent assets                                                            470            451
                                                                              ------------   ------------
TOTAL                                                                          $   57,847     $   60,431
                                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $    1,595     $    3,282
   Other accrued expenses                                                           5,023          4,911
   Deferred revenue                                                                 6,995          6,652
   Current portion of long-term debt                                                  264            155
   Income taxes payable                                                               322            722
                                                                              ------------   ------------
          Total current liabilities                                                14,199         15,722

LONG-TERM DEBT                                                                        381            182
DEFERRED INCOME TAXES                                                               2,435          1,585

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,750,000 authorized; none issued                  --             --
   Common stock, $.002 par value; 30,000,000 shares authorized;
       shares issued, 10,931,107 at May 31, 1996; 10,846,502 at
       February 29, 1996; shares outstanding, 10,540,852 at May 31,
       1996; 10,456,247 at February 29, 1996                                           22             22
   Additional paid-in capital                                                      33,502         33,131
   Retained earnings                                                                8,050         10,628
   Translation adjustment                                                               2            (95)
   Treasury stock - 390,255 shares, at cost                                          (744)          (744)
                                                                              ------------   ------------
          Total stockholders' equity                                               40,832         42,942
                                                                              ------------   ------------
TOTAL                                                                          $   57,847     $   60,431
                                                                              ============   ============

See accompanying notes to the financial statements.

             MANUGISTICS GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
              (In thousands, except per share data)

                                                                     Three months ended May 31,
                                                                   -----------------------------
                                                                        1996            1995
                                                                   ------------     ------------
REVENUES:
   Software products                                                $    8,732       $    5,929
   Consulting, maintenance
       and other services                                                9,709            7,538
                                                                   ------------     ------------
        Total revenues                                                  18,441           13,467
                                                                   ------------     ------------

OPERATING EXPENSES:
   Cost of software sold                                                 1,344              652
   Cost of consulting, maintenance
      and other services                                                 4,042            3,300
   Sales and marketing                                                   6,134            4,891
   Product development                                                   3,557            2,198
   General and administrative                                            1,737            1,335
   Purchased research and development                                    3,697              -
                                                                   ------------     ------------
        Total operating expenses                                        20,511           12,376
                                                                   ------------     ------------

(LOSS) INCOME FROM OPERATIONS                                           (2,070)           1,091

OTHER INCOME (EXPENSE):
   Interest income                                                         251              288
   Interest expense                                                        (16)             (14)
   Other                                                                   (19)              60
                                                                   ------------     ------------
        Total other income (expense)                                       216              334
                                                                   ------------     ------------

(LOSS) INCOME BEFORE INCOME TAXES                                       (1,854)           1,425

PROVISION FOR INCOME TAXES                                                 724              545
                                                                   ------------     ------------

NET (LOSS) INCOME                                                   $   (2,578)      $      880
                                                                   ============     ============

(LOSS) EARNINGS PER SHARE                                           $    (0.25)      $     0.08
                                                                   ============     ============

WEIGHTED AVERAGE COMMON SHARES
   AND EQUIVALENT SHARES OUTSTANDING                                    10,490           10,662
                                                                   ============     ============


See accompanying notes to the financial statements.

              MANUGISTICS GROUP, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (In thousands)

                                                                    Three months ended May 31,
                                                                  -----------------------------
                                                                       1996             1995
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                  $  (2,578)       $     880
Adjustments to reconcile net (loss) income to net cash provided
 (used) by operating activities:
   Depreciation and amortization                                       1,964              950
   Write off of purchased research and development                     3,697               -
   Deferred income taxes                                                 268               (5)
   Other                                                                  11                8
   Changes in assets and liabilities:
     Accounts receivable                                                (324)            (230)
     Inventory                                                           240               54
     Other current assets                                                (68)            (228)
     Other noncurrent assets                                              (9)              18
     Accounts payable and accrued expenses                            (2,572)            (137)
     Income taxes payable                                               (376)             336
     Deferred revenue                                                    241              256
                                                                  ------------     ------------
       Net cash provided by operating activities                         494            1,902
                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Avyx, Inc.                                          (3,582)              -
   Purchase of property and equipment-net                             (1,278)            (796)
   Capitalization of computer software development costs              (1,504)            (916)
   Purchase of software licenses                                        (583)             (15)
   Purchase of marketable securities                                     -               (193)
   Sale of marketable securities                                       5,264               -
                                                                  ------------     ------------
       Net cash used in investing activities                          (1,683)          (1,920)
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations              (49)             (28)
   Proceeds from stock options                                           130               60
                                                                  ------------     ------------
     Net cash provided by financing activities                            81               32
                                                                  ------------     ------------

EFFECTS OF EXCHANGE RATES ON CASH  BALANCES                              106               26
                                                                  ------------     ------------

NET (DECREASE) INCREASE IN CASH                                       (1,002)              40

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         4,921            4,599
                                                                  ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   3,919        $   4,639
                                                                  ============     ============


See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  MAY 31, 1996

1.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the periods presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 1997.

         These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 29, 1996, included in the Company's Annual Report on Form 10-K for that year.

2.       Acquisition of Avyx, Inc.

         On May 24, 1996, the Company acquired by merger Avyx, Inc., a custom developer and services provider of manufacturing scheduling software, based in Colorado. The total purchase price was $3,799,000, primarily comprised of cash, assumed liabilities, and acquisition costs.

         The acquisition was accounted for as a purchase. Accordingly, the purchase price was preliminarily allocated among the identifiable tangible assets and liabilities based on their respective fair market values. In addition, the purchase price was also preliminarily allocated to certain intangible assets, such as existing software products which had reached technological feasibility, and in-process software development efforts which had not reached technological feasibility ("purchased research and development"). The excess in purchase price over these estimated fair values of the net assets acquired was accounted for as goodwill.

         The preliminary allocation resulted in $3,697,000 of the transaction value being allocated to purchased research and development costs. The amount was charged to operations in the quarter ended May
         31, 1996. Along with the purchased research and development, nominal amounts were allocated to existing software products and goodwill. Such amounts will be amortized on a straight-line basis over five years.

         Consolidated pro forma revenues, income, and earnings per share would not have been materially different from the reported amounts for the quarters ended May 31, 1996 and 1995, excluding the one-time charge for purchased research and development costs. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1996.

         In addition, the Company entered into a three-year non-compete agreement with two of the principals of Avyx, Inc. who did not become employees of the Company, in exchange for an option to purchase 30,000 shares of the Company's common stock. The agreement was valued at $217,000, which represents the estimated fair value of the stock options issued, and will be amortized over the life of the agreement.

3.       Supplemental Cash Flow Information

         Cash paid for interest amounted to approximately $12,000 and $8,000 for the quarters ended May 31, 1996 and 1995, respectively. Cash paid for income taxes amounted to approximately $820,000 and $214,000 for the quarters ended May 31, 1996 and 1995, respectively.

         Supplemental information of noncash investing and financing activities is as follows:

         During the quarter ended May 31, 1996, $345,000 relating to a leased asset and obligation was capitalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, markets and supports a set of operational planning and decision-making software products and services for supply chain management. Supply chain management refers to managing the complex interactions involved in the flows of products across the supply chain -- from raw materials procurement, through the manufacturing and distribution processes, to delivery as finished goods to customers. The Company's supply chain management software assists managers in forecasting product demand and in planning for the synchronization of distribution, manufacturing and transportation of products and related logistics, not only across an entire enterprise, but also among an enterprise and its suppliers and customers. The Company believes it is the only provider of integrated operational planning and decision-making software products that address the four key areas of supply chain management: demand planning, supply planning, manufacturing scheduling and transportation planning. Additionally, the Company markets and supports the STATGRAPHICS personal systems product, which provides statistical tools for quality management in manufacturing companies. Revenues from supply chain management software, services and maintenance represented approximately 95% and 90% of total revenues during the quarters ended May 31, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

REVENUES:

         Software products. The Company's software products license revenues increased primarily because of increased demand for, and increased market acceptance of, supply chain management software products, which more than offset decreased revenues from the personal systems software product. Although the percentage of total revenues represented by software products revenues has varied in the past and is likely to continue to vary, for the quarter ended May 31, 1996, software products license revenues increased to 47% of total revenues. This increase resulted principally from the fact that software products revenues increased at a greater rate than consulting, maintenance and other services revenues. In fiscal 1997, the Company plans to utilize third-party consultants to provide some implementation services and, as a result, anticipates that services revenues for periods of fiscal 1997 are likely to increase less rapidly than in comparable periods in fiscal 1996. See "Forward Looking Statements."

Software products revenues                            Three months ended
                                               ------------------------------
                                                 May 31,            May 31,
                                                  1996     Change    1995
                                               ----------- ------  ----------
Supply chain management                         $   8,060     63%   $  4,942
    Percentage of total revenues                    43.7%              36.7%
Personal systems                                $     672    -32%   $    987
    Percentage of total revenues                     3.7%               7.3%
                                               -----------         ----------
Total software products revenues                $   8,732     47%   $  5,929
    Percentage of total revenues                    47.4%              44.0%

         Supply chain management. Software products license revenues increased 63% primarily because of increases in the number of licenses and an increase in the average license fee per transaction. The increase in the number of licenses resulted from increased market acceptance of the Company's products and from an increase in the Company's sales and marketing efforts, which was made possible largely by the addition of sales and marketing employees. Acceptance of these products increased, the Company believes, because more companies recognized that they could rapidly realize significant benefits from effective supply chain management, and these companies selected the Company's software to help them obtain these benefits.

         The Company's European operations and new distribution channels made important contributions to total software products license revenues for the quarter. More than 35% of software products revenues were derived from licenses by the Company's subsidiaries outside North America. In addition, the Company generated revenues through its alliances with consulting firms and complementary software companies.

         Personal systems. Software products license revenues decreased primarily because customers and prospective customers selected competing products and because the Company sold the assets of its APL*PLUS business for UNIX and personal computer systems effective October 1, 1995. Following this disposition, the number of employees involved with personal systems products has decreased and the Company is only continuing to market one personal systems product, STATGRAPHICS. Management of the Company believes that demand for STATGRAPHICS will continue to decrease.

         Consulting, maintenance and other services. Revenues from consulting, maintenance and other services increased principally as a result of increased demand for supply chain management consulting and maintenance services from a growing base of customers that have licensed the Company's supply chain management software.

Consulting, maintenance and other services            Three months ended
                                                -----------------------------
                                                 May 31,            May 31,
                                                   1996    Change     1995
                                                ---------- ------   ---------
Supply chain management                          $  9,482     32%    $ 7,168
    Percentage of total revenues                    51.4%              53.2%
Personal systems                                 $    227    -39%    $   370
    Percentage of total revenues                     1.2%               2.7%
                                                ----------          ---------
Total consulting, maintenance
         and other services                      $  9,709     29%    $ 7,538
    Percentage of total revenues                    52.6%              56.0%

         Supply chain management. Revenues from consulting and other services increased in conjunction with the licensing of software products by new and existing clients and the purchase of additional services by established clients. In fiscal 1997, the Company plans to utilize third-party consultants to provide some implementation services and, as a result, anticipates that services revenues for periods of fiscal 1997 are likely to increase less rapidly than in comparable periods in fiscal 1996. See "Forward Looking Statements."

         Maintenance revenues have increased following the increase in the installed base of customers that have licensed the Company's software products and entered into maintenance contracts. Maintenance revenues tend to track software products sold in prior periods. Approximately 90% to 95% of customers that have maintenance contracts have historically renewed these contracts each year.

         Personal systems. Consulting, maintenance and other services revenues decreased primarily because of a decline in maintenance revenues, which decreased largely because the Company, consistent with its decision to focus on its supply chain management business and in response to decreased demand for personal systems products, disposed of the assets of its APL*PLUS business for UNIX and personal computer systems in October 1995.

OPERATING EXPENSES:

Operating expenses

                                                     Three months ended
                                                -----------------------------
                                                 May 31,            May 31,
                                                   1996    Change     1995
                                                ---------- ------   ---------
Cost of software sold                            $  1,344    106%    $   652
  Percentage of total revenues                       7.3%               4.9%
Cost of consulting, maintenance,
       and other services                        $  4,042     22%    $ 3,300
  Percentage of total revenues                      21.9%              24.5%
Sales and marketing                              $  6,134     25%    $ 4,891
  Percentage of total revenues                      33.3%              36.3%
Product development                              $  3,557     62%    $ 2,198
  Percentage of total revenues                      19.3%              16.3%
General and administrative                       $  1,737     30%    $ 1,335
  Percentage of total revenues                       9.4%               9.9%
In-process research and development              $  3,697     N/M    $   -
  Percentage of total revenues                      20.0%               0.0%
                                                ----------          ---------
Total operating expenses                         $ 20,511     66%    $12,376
  Percentage of total revenues                     111.2%              91.9%

         Cost of software sold. Cost of software sold includes 1) amortization of capitalized software development costs and 2) cost of goods and other. The Company amortizes capitalized software development costs over a product's estimated economic life, generally two years or less, commencing when a product is available for general commercial release.

Cost of software sold

                                                     Three months ended
                                                ------------------------------
                                                 May 31,            May 31,
                                                   1996    Change     1995
                                                ---------- -------  ----------
Amortization of capitalized software             $  1,002    116%    $    464
  Percentage of software products revenues          11.5%                7.8%
Cost of goods and other                          $    342     82%    $    188
  Percentage of software products revenues           3.9%                3.2%
                                                ----------          ----------
Cost of software sold                            $  1,344    106%    $    652
  Percentage of software products revenues          15.4%               11.0%

         The cost of software sold increased primarily because amortization increased following the general commercial release of additional supply chain management software products for which costs had previously been capitalized. The amount of capitalized software development costs has increased in recent periods as the Company has increased its gross product development expenditures for supply chain management software. See "Results of Operations -- Product Development." Also, although the Company's existing Finite Capacity Scheduling software continues to provide benefits to clients, the Company wrote off the substantial majority of its capitalized costs relating to the development of that product following the May 1996 acquisition of Avyx, Inc. and its manufacturing scheduling software technology. The Company plans to use the technology acquired from Avyx, Inc. in the development of its new manufacturing scheduling product. See "Results of Operations -- Purchased research and development." Cost of goods expenses and other increased largely because of a write-off of approximately $230,000 of obsolete and slow-moving inventory.

         The cost of software sold increased as a percentage of software products revenues principally because the Company took some one-time write-offs during the quarter, and the amounts of these write-offs caused the cost of software sold to increase at a greater rate than software products revenues.

         Cost of consulting, maintenance and other services. The cost of consulting, maintenance and other services increased primarily because the Company added personnel to provide the consulting services that generated the corresponding increase in supply chain management revenues from consulting, maintenance and other services. Specifically, in order to meet demand for the Company's services in Europe, the Company has increased the number of services employees in its offices there. The Company has also increased the number of services employees in the U.S.

         In fiscal 1997, the Company plans to utilize third-party consultants to provide some implementation services and, as a result, anticipates that services revenues for periods of fiscal 1997 are likely to increase less rapidly than in comparable periods in fiscal 1996. Correspondingly, the Company anticipates that the cost of consulting services, which is the major component of the cost of consulting, maintenance and other services, will increase less rapidly than in comparable periods in fiscal 1996. See "Forward Looking Statements."

         As a percentage of consulting, maintenance and other services revenues, the cost of consulting, maintenance and other services decreased because of increased utilization of the Company's consulting employees and increased training productivity. In addition, a significant portion of the increase in the corresponding revenues was generated by maintenance and product support, which can be provided more efficiently by serving a larger client base. Furthermore, the Company's support function has benefited from the higher level of quality of the Company's products resulting from its ISO 9001-certified design and development processes.

         Sales and marketing. Sales and marketing expenses increased in the quarter ended May 31, 1996 because the Company increased its sales and marketing resources in the U.S. and Europe and increased its marketing expenses in connection with expanded product offerings. The Company also incurred increased commission expenses as a result of greater software products license revenues. As a percentage of total revenues, sales and marketing expenses decreased because the current size and activities of the Company's marketing group have been sufficient to generate increased revenues.

         Product development. The Company records product development expenses net of capitalized software development costs.

Product development expenses

                                                      Three months ended
                                                -------------------------------
                                                  May 31,            May 31,
                                                   1996     Change     1995
                                                ----------- ------   ----------
Gross product development costs                  $   5,061     62%    $  3,114
  Percentage of total revenues                       27.4%               23.1%
Less: Capitalized product development costs      $   1,504     64%    $    916
  Percentage of gross product development costs      29.7%               29.4%
                                                -----------          ----------
Product development expenses                     $   3,557     62%    $  2,198
  Percentage of total revenues                       19.3%               16.3%

         Gross product development costs increased because the Company employed significantly more developers of supply chain management software. The Company hired these employees to develop new software products and to enhance versions of existing products. In addition, these developers are modifying the Company's software to be integrated with, or to inter-operate with, the complementary products of certain Enterprise Resource Planning ("ERP"), or transaction system, vendors, such as Oracle Corporation and SAP AG.

         The Company is continuing to make product development expenditures that it believes are necessary to preserve and strengthen the Company's competitive position in the market for supply chain management software.

         Capitalized product development costs increased primarily because of the increase in the number and magnitude of the Company's supply chain management product development projects. As a percentage of gross product development costs, capitalized product development costs remained approximately the same because the capitalized amount increased at approximately the same rate as gross product development costs.

         Because the costs associated with the greater number of additional development personnel more than offset the increase in capitalized product development costs, net product development expenses increased in the quarter ended May 31, 1996 from the quarter ended May 31, 1995.

         General and administrative. General and administrative expenses increased in the quarter ended May 31, 1996 primarily because the Company hired additional employees necessary to support the Company's growth, including its international expansion.

         Purchased research and development. During the quarter ended May 31, 1996, the Company acquired by merger all of the outstanding capital stock of Avyx, Inc., a custom developer and services provider of manufacturing scheduling systems. The Company incurred a non-recurring charge to operations of $3.7 million in connection with the write-off of purchased research and development costs. The amount of this charge caused the Company to have an operating loss of approximately $2.1 million for the quarter ended May
31, 1996. See Note 2 of Notes to Consolidated Financial Statements.

Other income (expense).

                                                      Three months ended
                                                ----------------------------
                                                 May 31,            May 31,
                                                   1996    Change     1995
                                                ---------  ------   --------
Other income (expense)                           $   216    -35%     $  334
  Percentage of total revenues                      1.2%               2.5%

         Other income (expense) includes interest income, interest expense, foreign currency exchange gains or losses, and other gains or losses. Other income decreased in the quarter ended May 31, 1996 from the quarter ended May 31, 1995 because there was a one-time, non-recurring gain from the Company's disposal of a personal systems consulting services business in the quarter ended May 31, 1995 and because interest income has decreased as a result of a decrease in the amount of the Company's short term investments. The balance of short term securities has declined following cash payments in connection with acquisitions in recent periods, including the acquisition of Avyx, Inc., and the expansion of the Company's international operations.

Provision for income taxes.

                                                      Three months ended
                                              ------------------------------
                                                 May 31,            May 31,
                                                   1996    Change     1995
                                              -----------  ------   --------
Income taxes                                   $     724      33%    $  545
  Percentage of income before taxes               -39.1%              38.2%
  Percentage of total revenues                      3.9%               4.0%

         The effective tax rate represented by the Company's provision for income taxes in the quarter ended May 31, 1996 would have been approximately 39%, disregarding a pre-tax loss, largely because the expenses associated with the Company's write-off of purchased research and development costs were not deductible for tax purposes. Also, a relatively greater proportion of revenues during the quarter ended May 31, 1996 was derived from the Company's international subsidiaries, which are located in jurisdictions where marginal tax rates tend to be slightly higher than in the U.S. Management of the Company believes that, in fiscal 1997, the effective tax rate of the Company on a consolidated basis is likely to be approximately 40%, excluding one-time charges in connection with acquisitions or other transactions. This estimate is based on current tax law and is subject to change.

Net income (loss) and earnings per share.

                                                      Three months ended
                                                ------------------------------
                                                  May 31,            May 31,
                                                   1996     Change     1995
                                                ----------  ------  ----------
Net (loss) income                                $ (2,578)   NM      $    880
  Percentage of total revenues                      -14.0%               6.5%

(Loss) earnings per share                          ($0.25)   NM      $   0.08

Weighted average common shares
    and equivalent shares outstanding              10,490              10,662

LIQUIDITY AND CAPITAL RESOURCES

                                                                     As of
                                                    ------------------------------------------
                                                        May 31,                  February 29,
                                                         1996                       1996
                                                    ---------------            ---------------
            Working capital                          $      25,933                $    29,201
            Cash, cash equivalents
               and marketable securities             $      17,213                $    23,479


         The Company has historically financed its growth primarily through funds generated from operations and through proceeds from offerings of capital stock. The decrease in working capital at May 31, 1996 from February 29, 1996 resulted principally from the Company's use of cash flows from operations and available cash balances and marketable securities to make cash payments in May 1996 in connection with the Company's acquisition of Avyx, Inc. See Note 2 of Notes to Consolidated Financial Statements.

         In April 1995, the Company obtained a one-year unsecured committed revolving credit facility from two commercial banks. Under the terms of the facility, the Company may request advances in the aggregate amount of up to $10 million. The facility includes a standby letter of credit facility. Acquisition-related borrowings are limited to $5 million per acquisition. The credit facility was extended in March 1996, and will expire on July 31, 1996, unless it is renewed. The Company and the banks are currently discussing the renewal of this facility and the Company anticipates that the facility will be renewed. At May 31, 1996, $9 million was available for borrowing, after the Company established a $1 million standby letter of credit facility to support a working capital overdraft facility for one of its international subsidiaries. No draws have been made upon this standby letter of credit.

         The Company investigates potential candidates for acquisition, joint venture opportunities or other relationships on an ongoing basis. Depending on certain factors, including the amount, nature, method and timing of the consideration to be paid, any such acquisitions may result in a decrease in working capital.

         In May 1996, the Company acquired by merger all of the outstanding capital stock of Avyx, Inc. Under the merger agreement, the Company agreed to pay approximately $2,160,000, to repay certain indebtedness of Avyx of approximately $700,000 and to assume other short-term and long-term liabilities and obligations of approximately $900,000. The Company also entered into a consulting agreement with two former principals of Avyx who did not become employees of the Company under which the Company is obligated to pay these individuals an aggregate amount of up to $250,000 for their services over three years.

         The Company's investments in product development are discussed generally under "Results of Operations -- Product Development." In particular, the Company has begun to develop a new product, Advanced Manufacturing Scheduling, that incorporates Avyx's technology. The Company believes that it can integrate and develop this acquired technology and deliver the initial commercial release of Advanced Manufacturing Scheduling during the third quarter of the current fiscal year, with a subsequent release planned as part of the next full version of Manugistics' product suite in the first part of the 1997 calendar year. Following these releases, the Company plans to continue to devote resources to the ongoing development and enhancement of these products. See "Forward Looking Statements."

         The Company believes that existing cash balances, marketable securities, funds generated from operations and amounts available under the revolving credit facility will be sufficient to meet its anticipated liquidity and working capital requirements for at least the next 12 to 18 months. If the Company decides to expand its operations more rapidly, to broaden or enhance its products more rapidly, to acquire businesses or technologies or to make other significant expenditures to respond to market opportunities or competitive pressures, then it may need access to additional funds at an earlier time.

INFLATION

         The Company believes that inflation has not had a material effect on its results of operations.

FORWARD LOOKING STATEMENTS

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains forward looking statements that are subject to a number of risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the statements made above. Descriptions of these factors, which accompany the related statements, follow:

         The Company believes that the market for supply chain management software is expanding rapidly. If market demand for the Company's products does not continue to grow rapidly, because of such factors as business conditions or the general economy, the timely availability and acceptance of the Company's products, technological change or the effect of competitive products and pricing, software license revenue growth could be adversely affected.

         Revenues for any period depend on the volume, timing and size of license agreements. The Company typically ships software products shortly after license agreements are signed, and therefore, does not maintain any material contract backlog. The timing of license agreements is difficult to forecast because software sales cycles are affected by the size of transactions and other external factors such as general economic conditions. A small variation in the timing of software licensing transactions, particularly at or near the end of any quarter or year, can cause significant variations in the proportion of total revenues represented by software products.

         The timing of releases of the Company's software products can be affected by client needs, marketplace demands, technological advances, and competitors' activities. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development. In particular, the release of manufacturing scheduling products depends in part on the Company's ability to integrate and develop certain acquired technology as planned.

         In fiscal 1997, the Company plans to utilize third-party consultants to provide some implementation services and, as a result, anticipates that services revenues for periods of fiscal 1997 are likely to increase less rapidly than in comparable periods in fiscal 1996. Correspondingly, the Company anticipates that the cost of consulting services will increase less rapidly than in comparable periods of fiscal 1996. There can be no assurance, however, that third-party consultants will provide the level and quality of service required to meet the needs of the

Company's customers, or that there will be a sufficient number of trained individuals employed by these third-party consultants to provide these services to clients. The Company's strategy is to utilize third-party consultants for implementing its products as well as for generating leads and assisting in the sales process. If the Company receives fewer new leads and little sales assistance from these firms, then the Company might not utilize these consultants and might instead provide services itself, which might change the Company's expectations regarding the rate of growth of services revenues, as well as the corresponding rate of increase in the cost of consulting services.

                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)     Exhibits

            10.18    Agreement and Plan of Merger dated May 24, 1996 between Avyx, Inc.,
                     Manugistics Acquisition, Inc., and the Company

            10.19    Consulting Agreement dated May 24, 1996 between The Kendall Group, Inc.
                     and the Company

            10.20    Confidentiality, Non-Competition and Non-Solicitation Agreement dated May
                     24, 1996 between the Company and John K. Willoughby and Jo Anne
                     Gardner

            11       Statements Regarding Computation of Per Share Earnings

            27       Financial Data Schedule

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the first quarter ended May 31, 1996. On June 10, 1996, the Company filed a Current Report on Form 8-K following its issuance of a press release announcing that the Company had completed its acquisition by merger of all of the issued and outstanding common stock of Avyx, Inc., a closely held Colorado company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MANUGISTICS GROUP, INC.
                                  (Registrant)


Date:  July  15, 1996             By:/s/ William M. Gibson
                                     --------------------------------------
                                     William M. Gibson
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Directors


Date:  July  15, 1996             By:/s/ Peter Q. Repetti
                                     ------------------------------------------
                                     Peter Q. Repetti
                                     Vice President, Finance and Administration,
                                     and Chief Financial Officer
                                     (Principal Financial Officer and Chief
                                     Accounting Officer)