Form 10-Q
period 1996-08-31
MANUGISTICS GROUP INC
filed 1996-10-11
CIK 908440

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996

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

                       Yes      X         No
                           ------------      ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,702,838 shares of common stock, $.002 par value per share, as of October 4, 1996.

================================================================================

                            MANUGISTICS GROUP, INC.



                               TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets -
                  August 31, 1996 and February 29, 1996                                       3

                 Condensed Consolidated Statements of Income -
                  Three and Six months ended August 31, 1996 and 1995                         4

                 Condensed Consolidated Statements of Cash Flows -
                  Three and Six months ended August 31, 1996 and 1995                         5

                 Notes to Consolidated Financial Statements - August 31, 1996                 6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                    8

PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                            15

Item 4.          Submission of Matters to a Vote of Security-Holders                          15

Item 6.          Exhibits and Reports on Form 8-K                                             15

                 SIGNATURES                                                                   17

                        PART  I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                                            August 31,  February 29,
                                                                              1996          1996
                                                                           ----------    ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $  3,652    $   4,921
   Marketable securities                                                       15,443       18,558
   Accounts receivable (net of allowance for returns and uncollectible         20,753       19,281
       accounts - August 31, 1996, $1,368; February 29, 1996, $711)
   Inventory                                                                      368          549
   Deferred tax asset                                                           1,991          809
   Other current assets                                                           671          805
                                                                           ----------    ---------
           Total current assets                                                42,878       44,923

PROPERTY AND EQUIPMENT  -  NET                                                  7,867        6,046

NONCURRENT ASSETS:
   Capitalized software costs - net                                             7,983        6,084
   Intangibles - net                                                            2,678        2,927
   Other noncurrent assets                                                        442          451
                                                                           ----------    ---------
TOTAL                                                                        $ 61,848    $  60,431
                                                                           ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                          $  1,255    $   3,282
   Other accrued expenses                                                       5,901        4,911
   Deferred revenue                                                             7,295        6,652
   Current portion of long-term debt                                              243          155
   Income taxes payable                                                           626          722
                                                                           ----------    ---------
          Total current liabilities                                            15,320       15,722

LONG-TERM DEBT                                                                    348          182

DEFERRED INCOME TAXES                                                           2,599        1,585

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,750,000 authorized; none issued             --           --
   Common stock, $.002 par value; 30,000,000 shares authorized;
       shares issued, 11,062,943 at August 31, 1996; 10,846,502 at
       February 29, 1996; shares outstanding, 10,672,688 at August 31,
       1996; 10,456,247 at February 29, 1996                                       22           22
   Additional paid-in capital                                                  34,816       33,131
   Retained earnings                                                            9,497       10,628
   Translation adjustment                                                         (10)         (95)
   Treasury stock - 390,255 shares, at cost                                      (744)        (744)
                                                                           ----------    ---------
          Total stockholders' equity                                           43,581       42,942
                                                                           ----------    ---------
TOTAL                                                                        $ 61,848    $  60,431
                                                                           ==========    =========

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands, except per share data)

                                            Three months ended            Six months ended
                                                  August 31,                  August 31,
                                            ----------------------     ----------------------
                                              1996         1995           1996         1995
                                           ---------    ----------     ---------    ---------
REVENUES:
   Software products                        $ 10,376    $    6,230     $  19,109    $  12,159
   Consulting, maintenance
       and other services                     10,559         7,905        20,267       15,443
                                           ---------    ----------     ---------    ---------
     Total revenues                           20,935        14,135        39,376       27,602
                                           ---------    ----------     ---------    ---------

OPERATING EXPENSES:
   Cost of software sold                         893           727         2,237        1,379
   Cost of consulting, maintenance
      and other services                       4,621         3,458         8,663        6,758
   Sales and marketing                         7,287         5,096        13,420        9,987
   Product development                         3,996         2,331         7,553        4,529
   General and administrative                  2,014         1,315         3,752        2,650
   Purchased research and development              -             -         3,697            -
                                           ---------    ----------     ---------    ---------
     Total operating expenses                 18,811        12,927        39,322       25,303
                                           ---------    ----------     ---------    ---------

INCOME FROM OPERATIONS                         2,124         1,208            54        2,299

OTHER INCOME (EXPENSE):
   Interest income                               274           303           525          592
   Interest expense                              (13)          (21)          (29)         (36)
   Other                                         (17)            7           (35)          67
                                           ---------    ----------     ---------    ---------
     Total other income                          244           289           461          623
                                           ---------    ----------     ---------    ---------

INCOME BEFORE INCOME TAXES                     2,368         1,497           515        2,922

PROVISION FOR INCOME TAXES                       921           569         1,646        1,114
                                           ---------    ----------     ---------    ---------

NET INCOME (LOSS)                           $  1,447    $      928     $  (1,131)   $   1,808
                                           =========    ==========     =========    =========

EARNINGS (LOSS) PER SHARE                   $   0.13    $     0.09     $   (0.11)   $    0.17
                                           =========    ==========     =========    =========

WEIGHTED AVERAGE COMMON
   SHARES AND EQUIVALENT SHARES
   OUTSTANDING                                11,189        10,819        10,546       10,742
                                           =========    ==========     =========    =========

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                      Six months ended August 31,
                                                                      ---------------------------
                                                                          1996           1995
                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                      $   (1,131)     $    1,808
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization                                            3,773           2,005
   Write off of purchased research and development                          3,697               -
   Deferred income taxes                                                      432             121
   Other                                                                       28              34
   Changes in assets and liabilities:
     Accounts receivable                                                   (1,335)          1,629
     Inventory                                                                181              10
     Other current assets                                                     137            (199)
     Other noncurrent assets                                                   19              10
     Accounts payable and accrued expenses                                 (2,034)         (1,086)
     Income taxes payable                                                     810             534
     Deferred revenue                                                        (114)             31
                                                                      -----------     -----------
       Net cash provided by operating activities                            4,463           4,897
                                                                      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Avyx, Inc.                                               (3,582)              -
   Purchase of property and equipment                                      (2,660)         (1,963)
   Capitalization of computer software development costs                   (3,093)         (1,883)
   Purchase of software licenses                                             (669)            (19)
   Sale of marketable securities                                            5,414             807
   Purchase of marketable securities                                       (2,299)         (1,202)
                                                                      -----------     -----------
       Net cash used in investing activities                               (6,889)         (4,260)
                                                                      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations                  (104)            (59)
   Proceeds from stock options and stock purchases                          1,218             478
                                                                      -----------     -----------
     Net cash provided by financing activities                              1,114             419
                                                                      -----------     -----------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                     43             (78)
                                                                      -----------     -----------

NET (DECREASE) INCREASE IN CASH                                            (1,269)            978

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              4,921           4,599
                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    3,652      $    5,577
                                                                      ===========     ===========





See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                AUGUST 31, 1996

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

         The acquisition was accounted for as a purchase. Accordingly, the purchase price was preliminarily allocated among the identifiable tangible assets and liabilities based on their respective fair market values. In addition, the purchase price was also preliminarily allocated to certain intangible assets, such as existing software products which had reached technological feasibility, and in-process software development efforts which had not reached technological feasibility ("purchased reseach and development"). The excess of purchase price over these estimated fair values of the net assets acquired was accounted for as goodwill.

         The preliminary allocation resulted in $3,697,000 of the transaction value being allocated to purchased research and development costs.
         The amount was charged to operations in the quarter ended May 31, 1996. Along with the purchased research and development, amounts were allocated to existing software products and goodwill. Such amounts will be amortized on a straight-line basis over five years.

         Consolidated pro forma revenues, income, and earnings per share would not have been materially different from the reported amounts for the six months ended August 31, 1996 and 1995, excluding the one-time charge for purchased research and development costs. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1996.

         In addition, the Company entered into a three-year non-compete agreement with two of the principals of Avyx, Inc., who did not become employees of the Company, in exchange for an option to purchase 30,000 shares of the Company's common stock. The agreement was valued at $217,000, which represents the estimated fair value of the stock options issued, and will be amortized over the life of the agreement.

3.       Supplemental Cash Flow Information

         Cash paid for interest amounted to approximately $20,000 and $24,000 for the six months ended August 31, 1996 and 1995, respectively. Cash paid for income taxes amounted to approximately $1,035,000 and $459,000 for the six months ended August 31, 1996 and 1995, respectively.

         Supplemental information of noncash investing and financing activities is as follows:

         During the quarter ended May 31, 1996, $345,000 relating to a leased asset and obligation was capitalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, markets and supports supply chain management software products and services. Supply chain management refers to managing the complex interactions involved in the flows of products across the supply chain -- from raw materials procurement, through the manufacturing and distribution processes, to delivery as finished goods to customers. The Company's supply chain management software assists managers in forecasting product demand and in planning for the synchronization of distribution, manufacturing and transportation of products and related logistics, not only across an entire enterprise, but also among an enterprise and its suppliers and customers. The Company believes it is the only provider of integrated supply chain planning and decision-making software products that address the four key areas of supply chain management: demand planning, supply planning, manufacturing scheduling and transportation planning. Additionally, the Company markets and supports the STATGRAPHICS personal systems product, which provides statistical tools for quality management in manufacturing companies. Revenues from supply chain management software and services represented approximately 96% and 89% of total revenues during the quarters ended August 31, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

REVENUES:

         Software products. The Company's software products license revenues increased primarily because the Company was successful in stimulating increased demand and in closing licensing transactions for supply chain management software products, and because of increased market acceptance of such products. These factors more than offset decreased revenues from the personal systems software product. Although the percentage of total revenues represented by software products revenues has varied in the past and is likely to continue to vary, for the quarter ended August 31, 1996, software products revenues increased to 50% of total revenues. This increase resulted principally from the fact that software products revenues increased at a greater rate than consulting, maintenance and other services revenues.

Software products revenues                         Three months ended                    Six months ended
                                         ------------------------------------  ------------------------------------
                                           Aug. 31,               Aug. 31,        Aug. 31,               Aug. 31,
                                             1996      Change       1995            1996       Change      1995
                                          ----------   -------  -------------   ------------  -------- ------------
Supply chain management                   $    9,670     101%   $   4,812       $    17,730      82%    $  9,754
    Percentage of total revenues                46.2%                34.0%             45.0%                35.3%
Personal systems                          $      706     -50%   $   1,418       $     1,379     -43%    $  2,405
    Percentage of total revenues                 3.4%                10.0%              3.5%                 8.7%
                                          ----------            ---------       -----------             --------
Total software products revenues          $   10,376      67%   $   6,230       $    19,109      57%    $ 12,159
    Percentage of total revenues                49.6%               44.1%              48.5%                44.0%


         Supply chain management. Software products license revenues increased 101% in the quarter ended August 31, 1996 from the quarter ended August 31, 1995 largely because some of the Company's sales productivity initiatives began to generate results and because of increases in revenues from the Company's international subsidiaries. In addition, revenues increased because of increased market acceptance of the Company's products, which resulted from the recognition by prospects and clients that they could rapidly realize significant benefits from effective supply chain management. These companies licensed the Company's software to help them obtain these benefits.

         Software products license revenues increased 82% for the six months ended August 31, 1996 from the six months ended August 31, 1995 because of increases in the number of licenses and the average license fee per transaction. These increases resulted in part from an increase in the Company's sales and marketing efforts and sales productivity and from increased market acceptance. Also, the Company's European operations and new distribution channels made material contributions to total software products license revenues during the six month period.

         Personal systems. Software products license revenues decreased in the quarter and six months ended August 31, 1996 from the quarter and six months ended August 31, 1995 primarily because customers and prospective customers selected competing products and because the Company sold the assets of its APL*PLUS business for UNIX and personal computer systems effective October 1, 1995. Following this disposition, the number of employees involved with personal systems products has decreased and the Company is only continuing to market one personal systems product, STATGRAPHICS. Management of the Company believes that demand for STATGRAPHICS will continue to decrease.

         Consulting, maintenance and other services. Revenues from consulting, maintenance and other services increased principally as a result of increased demand for supply chain management consulting and maintenance services from a growing base of customers that have licensed the Company's supply chain management software.

Consulting, maintenance and                        Three months ended                    Six months ended
   other services                          ----------------------------------    ---------------------------------------
                                            Aug. 31,               Aug. 31,        Aug. 31,                   Aug. 31,
                                              1996      Change       1995            1996         Change        1995
                                          -----------  ---------  -----------   ------------   -----------  ------------
Supply chain management                        10,348      37%          7,579         19,829         34%         14,747
    Percentage of total revenues                 49.4%                   53.6%          50.4%                      53.4%
Personal systems                           $      211     -35%     $      326     $      438        -37%      $     696
    Percentage of total revenues                  1.1%                    2.3%           1.1%                       2.5%
                                           ----------              ----------     ----------                  ---------
Total consulting, maintenance
         and other services                $   10,559      34%     $    7,905     $   20,267         31%      $  15,443
    Percentage of total revenues                 50.4%                   55.9%          51.5%                      55.9%



         Supply chain management. Revenues from consulting and other services increased in conjunction with the licensing of software products by new and existing clients and the purchase of additional services by established clients.

         Maintenance revenues have increased following the increase in the installed base of customers that have licensed the Company's software products and entered into maintenance contracts. Maintenance revenues tend to track software products sold in prior periods. In the past few years, approximately 90% to 95% of customers that have maintenance contracts have renewed these contracts.

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

OPERATING EXPENSES:

                                                   Three months ended                               Six months ended
                                        ------------------------------------------    -------------------------------------------
                                           Aug. 31,                    Aug. 31,           Aug. 31,                     Aug. 31,
                                             1996         Change         1995               1996          Change         1995
                                        ---------------  --------   -------------      -----------      ---------    ------------
Cost of software sold                     $       893       23%      $      727         $   2,237          62%        $   1,379
  Percentage of total revenues                    4.3%                      5.1%              5.7%                          5.0%
Cost of consulting, maintenance,
       and other services                 $     4,621       34%      $    3,458         $   8,663          28%        $   6,758
  Percentage of total revenues                   22.1%                     24.5%             22.0%                         24.5%
Sales and marketing                       $     7,287       43%      $    5,096         $  13,420          34%        $   9,987
  Percentage of total revenues                   34.8%                     36.1%             34.1%                         36.2%
Product development                       $     3,996       71%      $    2,331         $   7,553          67%        $   4,529
  Percentage of total revenues                   19.1%                     16.5%             19.2%                         16.4%
General and administrative                $     2,014       53%      $    1,315         $   3,752          42%        $   2,650
  Percentage of total revenues                    9.6%                      9.3%              9.5%                          9.6%
  In-process research and development     $         -       N/M      $        -         $   3,697          N/M        $       -
  Percentage of total revenues                    0.0%                      0.0%              9.4%                          0.0%
                                          -----------                ----------         ----------                    ----------
Total operating expenses                  $    18,811       46%      $   12,927         $   39,322         55%        $  25,303
  Percentage of total revenues                   89.9%                     91.5%             99.9%                         91.7%

         Cost of software sold. Cost of software sold includes 1) amortization of capitalized software development costs and 2) cost of goods and other. The Company amortizes capitalized software development costs over a product's estimated economic life, generally two years or less, commencing when a product is available for general commercial release.

Cost of software sold                                   Three months ended                        Six months ended
                                                ----------------------------------     --------------------------------------
                                                  Aug. 31,               Aug. 31,        Aug. 31,                   Aug. 31,
                                                    1996      Change       1995            1996         Change        1995
                                                ----------   -------    ----------     ------------   ----------  -----------
Amortization of capitalized software             $    782      51%      $     518         $  1,784       82%       $     982
  Percentage of software products revenues            7.5%                    8.3%             9.3%                      8.1%
Cost of goods and other                          $    111     -47%      $     209         $    453       14%       $     397
  Percentage of software products revenues            1.1%                    3.4%             2.4%                      3.3%
                                                 --------               ---------         --------                 ---------
Cost of software sold                            $    893      23%      $     727         $  2,237       62%       $   1,379
  Percentage of software products revenues            8.6%                   11.7%            11.7%                     11.4%

         The cost of software sold increased primarily because amortization increased following the general commercial release of additional supply chain management software products for which costs had previously been capitalized. The amount of capitalized software development costs has increased in recent periods as the Company has increased its gross product development expenditures for supply chain management software. See "Results of Operations -- Product Development." Cost of goods and other expenses decreased largely because of decreases in the number of units and the cost per unit of personal systems software products that were sold. The decrease in the number of units sold resulted in part from the disposition of the Company's APL*PLUS business for UNIX and personal computer systems in October 1995. See "Results of Operations -- Revenues."

         The cost of software sold decreased as a percentage of software products revenues in the quarter ended August 31, 1996 from the quarter ended August 31, 1995 largely because software products revenues increased more rapidly than the cost of software sold. The cost of software sold increased as a percentage of software products revenues in the six month period ended August 31, 1996 compared to the six month period ended August 31, 1995 principally because the Company took some one-time write-offs during the first quarter for obsolete and slow-moving inventory, and the amounts of these write-offs caused the cost of software sold to increase at a greater rate than software products revenues.

         Cost of consulting, maintenance and other services. The cost of consulting, maintenance and other services increased in the quarter ended August 31, 1996 from the quarter ended August 31, 1995 primarily because the Company added personnel to provide the consulting services that generated the corresponding increase in supply chain management revenues from consulting, maintenance and other services.

         As a percentage of consulting, maintenance and other services revenues, the cost of consulting, maintenance and other services remained approximately the same in the quarter ended August 31, 1996 as compared to the quarter ended August 31, 1995 because revenues and costs increased at the same rate. For the six months ended August 31, 1996, the cost of consulting, maintenance and other services decreased slightly from the six months ended August 31, 1995, largely because a portion of the increase in the corresponding revenues was generated by maintenance and product support, which can be provided more efficiently by serving a larger client base. Furthermore, the Company's support function has benefited from the higher level of quality of the Company's products resulting from its ISO 9001-certified design and development processes.

         Sales and marketing. Sales and marketing expenses increased in the quarter and six month period ended August 31, 1996 because the Company increased its sales and marketing resources in the U.S. and Europe and increased its marketing expenses in connection with expanded product offerings. The Company also incurred increased commission expenses as a result of greater software products license revenues. As a percentage of total revenues, sales and marketing expenses decreased in the quarter and six month period ended August 31, 1996 as compared to the quarter and six month period ended August 31, 1995 mainly because some of the Company's sales productivity initiatives began to generate results.

         Product development. The Company records product development expenses net of capitalized software development costs.


Product development expenses                          Three months ended                    Six months ended
                                              -----------------------------------   ----------------------------------------
                                                Aug. 31,               Aug. 31,        Aug. 31,                   Aug. 31,
                                                  1996      Change       1995            1996         Change        1995
                                              ------------  ------   -----------      ----------     --------   ------------
Gross product development costs                $    5,586     69%     $   3,298        $  10,646        66%       $  6,412
  Percentage of total revenues                       26.7%                 23.3%            27.0%                     23.2%
Less: Capitalized product development costs    $    1,590     64%     $     967        $   3,093        64%       $  1,883
  Percentage of gross prod. dev. costs               28.5%                 29.3%            29.1%                     29.4%
                                               ----------             ---------        ---------                  --------
Product development expenses                   $    3,996     71%     $   2,331        $   7,553        67%       $  4,529
  Percentage of total revenues                       19.1%                 16.5%            19.2%                     16.4%

         Gross product development costs increased because the Company employed significantly more developers of supply chain management software. The Company hired these employees to develop new software products and to enhance versions of existing products. In addition, these developers are modifying the Company's software to be integrated with, or to inter-operate with, the complementary products of certain Enterprise Resource Planning ("ERP"), or execution system, vendors, such as Oracle Corporation and SAP AG. Furthermore, developers continued working to develop the technology acquired from Avyx, Inc. in the quarter ended May 31, 1996 into Manugistics' Advanced Manufacturing Scheduling product. The Company commercially released the initial version of this product in September 1996.

         The Company is continuing to make product development expenditures that it believes are necessary to preserve and strengthen the Company's competitive position in the market for supply chain management software.

         Capitalized product development costs increased primarily because of the increase in the number and magnitude of the Company's supply chain management product development projects. For the quarter and six month period ended August 31, 1996, capitalized product development costs decreased slightly as a percentage of gross product development costs from the quarter and six month period ended August 31, 1995 because the amount capitalized increased at a lower rate than gross product development costs.

         Because the costs associated with the greater number of additional development personnel more than offset the increase in capitalized product development costs, net product development expenses increased in the quarter and six month period ended August 31, 1996 from the quarter and six month period ended August 31, 1995.

         General and administrative. General and administrative expenses increased in the quarter and six month period ended August 31, 1996 from the quarter and six month period ended August 31, 1995 primarily because the Company hired additional employees necessary to support the Company's growth, including its international expansion.

         Purchased research and development. During the quarter ended May 31, 1996, the Company acquired by merger all of the outstanding capital stock of Avyx, Inc., a custom developer and services provider of manufacturing scheduling systems. The Company incurred a non-recurring charge to operations of $3.7 million in connection with the write-off of purchased in-process research and development costs. The amount of this charge caused the Company to have an operating loss of approximately $1.1 million for the six months ended August 31, 1996.

         Other income (expense).

                                                    Three months ended                    Six months ended
                                             ---------------------------------     --------------------------------------
                                              Aug. 31,               Aug. 31,        Aug. 31,                   Aug. 31,
                                                1996      Change       1995            1996         Change        1995
                                            ----------  ---------  -----------     ------------  ------------ -----------
Other income (expense)                       $    244      -16%    $     289         $    461        -26%       $   623
  Percentage of total revenues                    1.2%                   2.0%             1.2%                      2.3%


         Other income decreased in the quarter and six months ended August 31, 1996 from the quarter and six months ended August 31, 1995 because interest income has decreased as a result of a decrease in the amount of the Company's short term investments. The balance of short term securities has declined following cash payments in connection with the acquisition of Avyx, Inc. and the expansion of the Company's international operations.

         Provision for income taxes.

                                                Three months ended                        Six months ended
                                         ----------------------------------     -------------------------------------
                                          Aug. 31,               Aug. 31,        Aug. 31,                   Aug. 31,
                                            1996      Change       1995            1996         Change        1995
                                        -----------  ---------  -----------     -----------    --------    ----------
Income taxes                             $     921      62%      $     569       $   1,646        48%      $   1,114
  Percentage of income before taxes           38.9%                   38.0%            N/M                      38.1%
  Percentage of total revenues                 4.4%                    4.0%            4.2%                      4.0%

         The effective tax rate represented by the Company's provision for income taxes in the quarter ended August 31, 1996 was approximately 38.9%. Management of the Company believes that, in fiscal 1997, the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding one-time charges in connection with acquisitions or other transactions. This estimate is based on current tax law and is subject to change.

         Net (loss) income and earnings (loss) per share.

                                             Three months ended                  Six months ended
                                      ------------------------------  ----------------------------------
                                       Aug. 31,           Aug. 31,     Aug. 31,                Aug. 31,
                                         1996     Change    1995         1996       Change       1995
                                      ---------  -------- --------     --------   ---------  -----------
Net income (loss)                     $   1,447     56%   $    926     $ (1,131)       N/M    $    1,808
  Percentage of total revenues              6.9%               6.6%        N/M                       6.6%

Earnings (loss) per share             $    0.13     44%   $   0.09     $  (0.11)       N/M    $     0.17

Weighted average common shares
    and equivalent shares outstanding    11,189             10,819       10,546                   10,742

LIQUIDITY AND CAPITAL RESOURCES

                                                          As of
                                        -----------------------------------------------
                                           August 31,                    February 29,
                                              1996                          1996
                                        -----------------          --------------------
     Working capital                      $   27,557                    $     29,201
     Cash, cash equivalents
        and marketable securities         $   19,094                    $     23,479

         The Company has historically financed its growth primarily through funds generated from operations and through proceeds from offerings of capital stock. The decrease in working capital at August 31, 1996 from February 29, 1996 resulted principally from the Company's use of cash flows from operations and available cash balances and marketable securities to make cash payments in May 1996 in connection with the Company's acquisition of Avyx, Inc. and the expansion of the Company's international operations.

         As of September 1996, the Company renewed its unsecured committed revolving credit facility with one of the two commercial bank lenders involved in the original facility. Under the revised terms of the facility, the Company may request advances in the aggregate amount of up to

$10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (Acquisition-related borrowings are limited to $7.5 million per acquisition.) The facility contains certain reporting requirements and financial covenants that the Company believes are typical for a facility of this nature and amount. This facility will expire in September 1997, unless renewed.

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

         The Company believes that existing cash balances, marketable securities, funds generated from operations and amounts available under the revolving credit facility will be sufficient to meet its anticipated liquidity and working capital requirements for the next 12 to 18 months. If the Company decides to expand its operations more rapidly, to broaden or enhance its products more rapidly, to acquire businesses or technologies or to make other significant expenditures to respond to market opportunities or competitive pressures, then it may need additional funds at an earlier time.

FORWARD LOOKING STATEMENTS

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains forward looking statements that are subject to a number of risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the statements made above.

         The Company believes that the market for supply chain management software is expanding rapidly. If market demand for the Company's products does not continue to grow rapidly, because of such factors as domestic or international business and economic conditions, the timely availability and acceptance of the Company's products, technological change or the effect of competitive products and pricing, software license revenue growth could be adversely affected.

         Revenues for any period depend on the volume, timing and size of license agreements. The Company typically ships software products shortly after license agreements are signed, and therefore, does not maintain any material contract backlog. The timing of license agreements is difficult to forecast because software sales cycles are affected by the size of transactions and other external factors such as general business or economic conditions. A small variation in the timing of software licensing transactions, particularly at or near the end of any quarter or year, can cause significant variations in software products license revenues in any period.

         The timing of releases of the Company's software products can be affected by client needs, marketplace demands, technological advances, and competitors' activities. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         In September 1996, Weseley Software Development Corp. ("Weseley") brought suit against an individual employee of the Company and against the Company in the U.S. District Court for the District of Connecticut, in connection with the termination of the individual's employment with Weseley and his subsequent employment by the Company. Weseley has alleged that the individual breached the non-competition and confidentiality provisions of his employment agreement with Weseley, and has asserted related claims against the Company. Weseley is seeking injunctive relief and damages in an unspecified amount. The Company is currently evaluating its response to this action. Management of the Company does not believe that it is likely that the ultimate disposition of this matter would have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         On July 26, 1996, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the shareholders elected as Class I directors Jack A. Arnow (with 7,499,198 affirmative votes and 17,860 votes withheld), Lynn C. Fritz (with 7,499,298 affirmative votes and 17,760 votes withheld), and J. Michael Cline (with 7,499,148 affirmative votes and 17,910 votes withheld).

         In addition to the election of the Class I directors at the Annual Meeting, the shareholders approved an amendment of the Company's Employee Stock Option Plan (the "Employee Plan") increasing the number of shares of common stock reserved for issuance thereunder by 600,000 shares (with 4,756,767 affirmative votes, 552,570 votes against, 9,239 abstentions and 2,198,482 non-votes).

         The shareholders approved an amendment to the Employee Incentive Stock Option Plan to permit employees whose employment is terminated to exercise any vested options for a period of thirty days from his or her last day of employment and to permit the Company's Compensation Committee to determine the date of the last day of work for purposes of determining when stock options of terminating employees will vest (with 7,336,942 affirmative votes, 95,878 votes against, 9,925 abstentions and 74,313 non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 10.1*    Fourth Amended and Restated Employee Incentive Stock
                          Option Plan
                 10.2*    Fifth Amended and Restated Employee Stock Option Plan
                 11       Statements Regarding Computation of Per Share Earnings

                 * Incorporated by reference from Appendices A and B to the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders held on July 26, 1996.

         (b)     Reports on Form 8-K

                 As previously reported in the Form 10-Q for the quarter ended May 31, 1996, on June 10, 1996, the Company filed a Current Report on Form 8-K following its issuance of a press release announcing that the Company had completed its acquisition by merger of all of the issued and outstanding common stock of Avyx, Inc., a closely held software company located in Colorado.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MANUGISTICS GROUP, INC.
                            (Registrant)


Date: October 11, 1996      By: /s/ William M. Gibson
                                ---------------------------------
                                William M. Gibson
                                President, Chief Executive Officer and
                                Chairman of the Board of Directors


Date: October 11, 1996      By:/s/ Peter Q. Repetti
                               -----------------------------------
                               Peter Q. Repetti
                               Vice President, Finance and Administration,
                               and Chief Financial Officer
                               (Principal Financial Officer and Chief
                                   Accounting Officer)