Form 10-Q
period 1996-11-30
MANUGISTICS GROUP INC
filed 1997-01-14
CIK 908440

                                                                  CONFORMED COPY

================================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  --------

                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     Yes   X     No
                         -------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,773,778 shares of common stock, $.002 par value per share, as of January 2, 1997.


================================================================================

                            MANUGISTICS GROUP, INC.



                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets -                                              3
                  November 30, 1996 and February 29, 1996

                 Condensed Consolidated Statements of Income -                                        4
                  Three and Nine months ended November 30, 1996 and 1995

                 Condensed Consolidated Statements of Cash Flows -                                    5
                  Nine months ended November 30, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements                                 6
                  - November 30, 1996

Item 2.          Management's Discussion and Analysis of Financial Condition                          8
                 and Results of Operations

PART II          OTHER INFORMATION

Item 2.          Changes in Securities                                                                15

Item 6.          Exhibits and Reports on Form 8-K                                                     16

                 SIGNATURES                                                                           17

                        PART  I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (In thousands, except share data)

                                                                                       November 30,           February 29,
                                                                                           1996                   1996
                                                                                       ------------           ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                           $      5,483           $      4,921
   Marketable securities                                                                     13,593                 18,558
   Accounts receivable (net of allowance for returns and uncollectible                       24,247                 19,281
       accounts - November 30, 1996, $1,615; February 29, 1996, $711)
   Inventory                                                                                    349                    549
   Deferred tax asset                                                                         1,991                    809
   Other current assets                                                                         846                    805
                                                                                       ------------           ------------
           Total current assets                                                              46,509                 44,923

PROPERTY AND EQUIPMENT  -  NET                                                                9,227                  6,046

NONCURRENT ASSETS:
   Capitalized software costs - net                                                           8,974                  6,084
   Intangibles - net                                                                          2,399                  2,927
   Other noncurrent assets                                                                      455                    451
                                                                                       ------------           ------------
TOTAL                                                                                  $     67,564           $     60,431
                                                                                       ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                    $      2,153           $      3,282
   Other accrued expenses                                                                     5,501                  4,911
   Deferred revenue                                                                           8,376                  6,652
   Current portion of long-term debt                                                            194                    155
   Income taxes payable                                                                       1,186                    722
                                                                                       ------------           ------------
          Total current liabilities                                                          17,410                 15,722

LONG-TERM DEBT                                                                                  254                    182

DEFERRED INCOME TAXES                                                                         2,234                  1,585

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,750,000 authorized; none issued                            --                     --
   Common stock, $.002 par value; 30,000,000 shares authorized;
       shares issued, 11,148,507 at November 30, 1996; 10,846,502 at
       February 29, 1996; shares outstanding, 10,772,252 at November 30,
       1996; 10,456,247 at February 29, 1996                                                     22                     22
   Additional paid-in capital                                                                36,421                 33,131
   Retained earnings                                                                         11,444                 10,628
   Translation adjustment                                                                       496                    (95)
   Treasury stock - 376,255 shares at November 30, 1996 and 390,255 shares at
       February 29, 1996, at cost                                                              (717)                  (744)
                                                                                       ------------           ------------
          Total stockholders' equity                                                         47,666                 42,942
                                                                                       ------------           ------------
TOTAL                                                                                  $     67,564           $     60,431
                                                                                       ============           ============

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands, except per share data)

                                                     Three months ended                 Nine months ended
                                                         November 30,                      November 30,
                                                   -----------------------           -------------------------
                                                     1996           1995               1996              1995
                                                   -------         -------           -------           -------
REVENUES:
   Software products                               $12,281         $ 7,236           $31,390           $19,395
   Consulting, maintenance
       and other services                           11,407           8,298            31,674            23,742
                                                   -------         -------           -------           -------
     Total revenues                                 23,688          15,534            63,064            43,137
                                                   -------         -------           -------           -------

OPERATING EXPENSES:
   Cost of software sold                             1,053             709             3,290             2,088
   Cost of consulting, maintenance
      and other services                             4,915           3,763            13,578            10,521
   Sales and marketing                               8,237           5,186            21,657            15,173
   Product development                               4,432           2,848            11,985             7,377
   General and administrative                        2,161           1,561             5,913             4,211
   Purchased research and development                    -               -             3,697                 -
                                                   -------         -------           -------           -------
     Total operating expenses                       20,798          14,067            60,120            39,370
                                                   -------         -------           -------           -------

INCOME FROM OPERATIONS                               2,890           1,467             2,944             3,767

OTHER INCOME - NET                                     277             272               738               894
                                                   -------         -------           -------           -------

INCOME BEFORE INCOME TAXES                           3,167           1,739             3,682             4,661

PROVISION FOR INCOME TAXES                           1,220             678             2,866             1,792
                                                   -------         -------           -------           -------

NET INCOME                                         $ 1,947         $ 1,061           $   816           $ 2,869
                                                   =======         =======           =======           =======

EARNINGS PER SHARE                                 $  0.17         $  0.10           $  0.07           $  0.27
                                                   =======         =======           =======           =======
WEIGHTED AVERAGE COMMON
   SHARES AND EQUIVALENT SHARES
   OUTSTANDING                                      11,590          10,910            11,288            10,796
                                                   =======         =======           =======           =======

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                     Nine months ended November 30,
                                                                                     ------------------------------
                                                                                        1996                 1995
                                                                                     ---------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $   816              $ 2,869
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                         5,750                3,093
   Write off of purchased research and development                                       3,697                    -
   Deferred income taxes                                                                    67                  351
   Other                                                                                    28                   66
   Changes in assets and liabilities:
     Accounts receivable                                                                (4,829)              (1,994)
     Inventory                                                                             200                  (29)
     Other current assets                                                                  (38)                (357)
     Other noncurrent assets                                                                 6                   12
     Accounts payable and accrued expenses                                              (1,298)                (825)
     Income taxes payable                                                                1,559                  885
     Deferred revenue                                                                    1,623                 (141)
                                                                                       -------              -------
       Net cash provided by operating activities                                         7,581                3,930
                                                                                       -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Avyx, Inc.                                                            (3,582)                   -
   Purchase of assets-division of Marketing Systems GmbH                                     -               (1,068)
   Proceeds from sale of assets                                                              -                  100
   Purchase of property and equipment                                                   (4,744)              (3,285)
   Capitalization of computer software development costs                                (4,813)              (3,113)
   Purchase of software licenses                                                          (879)                 (97)
   Sale of marketable securities                                                         7,425                2,486
   Purchase of marketable securities                                                    (2,460)                (530)
                                                                                       -------              -------
       Net cash used in investing activities                                            (9,053)              (5,507)
                                                                                       -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations                               (247)                (142)
   Proceeds from stock options and stock purchases                                       1,767                  630
                                                                                       -------              -------
     Net cash provided by financing activities                                           1,520                  488
                                                                                       -------              -------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                                 514                  (95)
                                                                                       -------              -------
NET INCREASE (DECREASE) IN CASH                                                            562               (1,184)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           4,921                4,599
                                                                                       -------              -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 5,483              $ 3,415
                                                                                       =======              =======





See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               NOVEMBER 30, 1996

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

         The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated among the identifiable tangible assets and liabilities based on their respective fair market values. In addition, the purchase price was also allocated to certain intangible assets, such as existing software products which had reached technological feasibility, and in-process software development efforts which had not reached technological feasibility ("purchased research and development"). The excess of purchase price over these estimated fair values of the net assets acquired was accounted for as goodwill.

         The allocation resulted in $3,697,000 of the transaction value being allocated to purchased research and development costs. The amount was charged to operations in the quarter ended May 31, 1996. Along with the purchased research and development, amounts were allocated to existing software products and goodwill. Such amounts will be amortized on a straight-line basis over five years. The allocation was finalized during the quarter ended November 30, 1996 and no significant adjustments were made.

         Consolidated pro forma revenues, income, and earnings per share would not have been materially different from the reported amounts for the nine months ended November 30, 1996 and 1995, excluding the one-time charge for purchased research and development costs. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1996.

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

3.       Supplemental Information of Noncash Investing and Financing Activities

         During the nine months ended November 30, 1996, the Company received an income tax benefit of $1,071,000 relating to the exercise of stock options. The benefit was recorded as an increase to additional paid-in capital.

4.       Line of Credit

         In September 1996, the Company renewed an unsecured committed one year revolving credit facility with a commercial bank in the amount of $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions.
         Acquisition-related borrowings are limited to $7.5 million per acquisition.

5.       Subsequent Event

         After the end of the fiscal quarter, the Company commenced actively conducting negotiations and due diligence in connection with the potential acquisition of certain assets of an information services company and related multi-year royalty and revenue guarantee agreements for other products. Any such transaction is subject to the satisfactory completion of due diligence and the negotiation of a definitive purchase agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, markets and supports supply chain management software products and services. Supply chain management refers to managing the complex interactions involved in the flows of products across the supply chain -- from raw materials procurement, through the manufacturing and distribution processes, to delivery as finished goods to customers. The Company's supply chain management software assists managers in forecasting product demand and in planning to synchronize distribution, manufacturing and transportation of supplies and products, not only across an entire enterprise, but also among an enterprise and its suppliers and customers. The Company believes it is the only provider of integrated supply chain planning and decision-making software products that address the four key areas of supply chain management: demand planning, supply planning, manufacturing scheduling and transportation planning. Additionally, the Company markets and supports the STATGRAPHICS personal systems product, which provides statistical tools for quality management in manufacturing companies. Revenues from supply chain management software products and services represented approximately 96% and 92% of total revenues during the quarters ended November 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

REVENUES:

         Software products. The Company's software products license revenues increased primarily because the Company was successful in stimulating increased demand and in closing licensing transactions for supply chain management software products, and because of increased market acceptance of such products. These factors more than offset the decrease in revenues from the personal systems software product. Although the percentage of total revenues represented by software products revenues has varied in the past and is likely to continue to vary, for the quarter ended November 30, 1996, software products revenues increased to 52% of total revenues. This increase resulted principally from the fact that software products revenues increased at a greater rate than consulting, maintenance and other services revenues.


Software products revenues                 Three months ended                  Nine months ended
                                     -----------------------------       ----------------------------
                                     Nov. 30,             Nov. 30,       Nov. 30,            Nov. 30,
                                       1996      Change      1995         1996      Change     1995
                                     --------    ------    -------       -------    ------    -------
Supply chain management               $11,436      81%     $ 6,316       $29,166      81%     $16,070
   Percentage of total revenues         48.3%                40.7%         46.2%                37.3%
Personal systems                      $   845      -8%     $   920       $ 2,224     -33%     $ 3,325
   Percentage of total revenues          3.6%                 5.9%          3.5%                 7.7%
                                      -------              -------       -------              -------
Total software products revenues      $12,281      70%     $ 7,236       $31,390      62%     $19,395
   Percentage of total revenues         51.8%                46.6%         49.8%                45.0%

         Supply chain management. Software products license revenues increased 81% in both the quarter and nine months ended November 30, 1996 from the quarter and nine months ended November 30, 1995 because of increases in the number of licenses and the average license fee per transaction. These increases resulted because some of the Company's sales productivity initiatives generated results, the Company's international operations produced higher revenues and its alliances with complementary software companies and consulting firms led to additional revenues. In addition, revenues increased because of increased market acceptance of the Company's products, which resulted from the recognition by prospects and clients that they could rapidly realize significant benefits from effective supply chain management. These companies licensed the Company's software to help them obtain these benefits.

         Personal systems. Software products license revenues decreased in the quarter and nine months ended November 30, 1996 from the quarter and nine months ended November 30, 1995 primarily because customers and prospective customers selected competing products and because the Company sold the assets of its APL*PLUS business for UNIX and personal computer systems effective October 1, 1995. Following this disposition, the number of employees involved with personal systems products has decreased and the Company is only continuing to market one personal systems product, STATGRAPHICS. Management of the Company believes that demand for STATGRAPHICS will continue to decrease.

         Consulting, maintenance and other services. Revenues from consulting, maintenance and other services increased principally as a result of increased demand for supply chain management consulting and maintenance services from a growing base of customers that have licensed the Company's supply chain management software.


Consulting, maintenance and                Three months ended                  Nine months ended
  other services                      ----------------------------       -----------------------------
                                      Nov. 30,            Nov. 30,       Nov. 30,             Nov. 30,
                                       1996      Change     1995           1996     Change      1995
                                      -------    ------   --------       --------   ------    --------
Supply chain management               $11,221      39%     $ 8,049       $31,050      36%     $22,797
   Percentage of total revenues         47.4%                51.8%         49.2%                52.8%
Personal systems                      $   186     -25%     $   249       $   624     -34%     $   945
   Percentage of total revenues          0.8%                 1.6%          1.0%                 2.2%
                                      -------              -------       -------              -------
Total consulting, maintenance
     and other services               $11,407      37%     $ 8,298       $31,674      33%     $23,742
   Percentage of total revenues         48.2%                53.4%         50.2%                55.0%


         Supply chain management. Revenues from consulting and other services increased in conjunction with increases in the number and average size of licenses of software products by new and existing clients, which generally involve implementation and other consulting services, and the purchase of additional consulting services by established clients.

         Maintenance revenues have increased following the increase in the installed base of customers that have licensed the Company's software products and entered into maintenance contracts. Maintenance revenues tend to track software products sold in prior periods. In the past three fiscal years, approximately 90% to 95% of customers that have maintenance contracts have renewed these contracts.

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

OPERATING EXPENSES:

         In the fourth quarter of fiscal 1997 and in fiscal 1998, the Company plans to continue to incur sales and marketing expenditures at levels that it believes are necessary to maintain or improve its share of the market for supply chain management software, and the Company plans to continue to make product development expenditures that it believes are necessary to preserve and strengthen the Company's competitive position in the market for supply chain management software, even though the Company's total revenues have varied in the past and are likely to continue to vary.


                                               Three months ended                Nine months ended
                                          -----------------------------      --------------------------
                                          Nov. 30,             Nov. 30,      Nov. 30,          Nov. 30,
                                            1996     Change      1995          1996    Change    1995
                                          -------    ------    --------      -------   ------  --------
Cost of software sold                     $ 1,053      49%     $   709       $ 3,290    58%    $ 2,088
  Percentage of total revenues               4.4%                 4.6%          5.2%              4.8%
Cost of consulting, maintenance,
     and other services                   $ 4,915      31%     $ 3,763       $13,578    29%    $10,521
  Percentage of total revenues              20.7%                24.2%         21.5%             24.4%
Sales and marketing                       $ 8,237      59%     $ 5,186       $21,657    43%    $15,173
  Percentage of total revenues              34.8%                33.4%         34.3%             35.2%
Product development                       $ 4,432      56%     $ 2,848       $11,985    62%    $ 7,377
  Percentage of total revenues              18.7%                18.3%         19.0%             17.1%
General and administrative                $ 2,161      38%     $ 1,561       $ 5,913    40%    $ 4,211
  Percentage of total revenues               9.1%                10.0%          9.4%              9.8%
Purchased research and development        $     -      N/M     $     -       $ 3,697    N/M    $     -
  Percentage of total revenues               0.0%                 0.0%          5.9%              0.0%
                                          -------              -------       -------           -------
Total operating expenses                  $20,798      48%     $14,067       $60,120    53%    $39,370
  Percentage of total revenues              87.8%                90.6%         95.3%             91.3%

                                                            N/M - not meaningful

         Cost of software sold. Cost of software sold includes 1) amortization of capitalized software development costs and 2) cost of goods and other. The Company amortizes capitalized software development costs over a product's estimated economic life, generally two years or less, commencing when a product is available for general commercial release.


                                                        Three months ended                 Nine months emded
                                                   ------------------------------      -------------------------
                                                   Nov. 30,              Nov. 30,      Nov. 30,         Nov. 30,
Cost of Software Sold                                1996      Change      1995          1996   Change    1995
                                                   -------     ------    --------      -------  ------  --------
Amortization of capitalized software               $   868       50%     $   578       $ 2,652   70%    $ 1,560
  Percentage of software products revenues            7.1%                  8.0%          8.4%             8.0%
Costs of goods and other                           $   185       41%     $   131       $   638   21%    $   528
  Percentage of software products revenues            1.5%                  1.8%          2.0%             2.7%
                                                   -------               -------       -------          -------

Cost of software sold                              $ 1,053       49%     $   709       $ 3,290   58%    $ 2,088
  Percentage of software products revenues            8.6%                  9.8%         10.5%            10.8%


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

         The cost of software sold decreased as a percentage of software products revenues in the quarter ended November 30, 1996 from the quarter ended November 30, 1995 largely because software products revenues increased more rapidly than the cost of software sold. In the nine months ended November 30, 1996, the cost of software sold also decreased as a percentage of software products revenues from the nine months ended November 30, 1995 but to a lesser extent because during the quarters ended May 31, 1996 and August 31, 1996, the Company wrote off certain assets. These assets included 1) capitalized costs relating to the development of the Finite Capacity Scheduling product following the acquisition of Avyx, Inc. and its manufacturing scheduling software technology, and 2) obsolete and slow-moving inventory. The amounts of these write-offs caused a greater rate of increase in the cost of software sold for the nine month period ended November 30, 1996 than for the quarter ended November 30, 1996.

         Cost of consulting, maintenance and other services. The cost of consulting, maintenance and other services increased in the quarter ended November 30, 1996 from the quarter ended November 30, 1995 primarily because the Company added personnel to provide the consulting services that generated the corresponding increase in supply chain management revenues from consulting, maintenance and other services.

         As a percentage of consulting, maintenance and other services revenues, the cost of consulting, maintenance and other services decreased in the quarter and nine month period ended November 30, 1996 as compared to the quarter and nine month period ended November 30, 1995 largely because of increased utilization of the Company's consulting employees. In addition, a portion of the increase in the corresponding revenues was generated by maintenance and product support, which can be provided more efficiently by serving a larger client base. Furthermore, the Company's support function has benefited from the higher level of quality of the Company's products resulting from its ISO 9001-certified design and development processes.

         Sales and marketing. Sales and marketing expenses increased in the quarter and nine month period ended November 30, 1996 because the Company increased its sales and marketing resources in the U.S. and Europe and increased its marketing expenses in connection with expanded product offerings. The Company also incurred increased commission expenses as a result of greater software products license revenues. As a percentage of total revenues, sales and marketing expenses increased in the quarter ended November 30, 1996 as compared to the quarter ended November 30, 1995 principally because marketing expenses increased at a more rapid rate than total revenues. For the nine months ended November 30, 1996, sales and marketing expenses decreased as a percentage of total revenues as compared to the nine months ended November 30, 1995 mainly because of increases in sales productivity.

         Product development. The Company records product development expenses net of capitalized software development costs.


                                                        Three months ended                 Nine months emded
                                                   ------------------------------      -------------------------
                                                   Nov. 30,              Nov. 30,      Nov. 30,         Nov. 30,
Product development expenses                         1996      Change      1995          1996   Change    1995
                                                   -------     ------    --------      -------  ------  --------
Gross product development costs                    $ 6,152       51%     $ 4,077       $16,798   60%    $10,490
  Percentage of total revenues                       26.0%                 26.2%         26.6%            24.3%
Less: Capitalized product development costs        $ 1,720       40%     $ 1,229       $ 4,813   55%    $ 3,113
  Percentage of gross prod. dev. costs               28.0%                 30.1%         28.7%            29.7%
                                                   -------               -------       -------          -------

Product development expenses                       $ 4,432       56%     $ 2,848       $11,985   62%    $ 7,377
  Percentage of total revenues                       18.7%                 18.3%         19.0%            17.1%

         Product development expenses for the quarter and nine month period ended November 30, 1996 increased primarily because the Company employed significantly more developers of supply chain management software. The Company hired these developers to develop new software products and new versions of existing products, and to incorporate new technologies into the Company's product offerings. As a percentage of total revenues, product development expenses increased in the quarter and nine month period ended November 30, 1996 as compared to the quarter and nine month period ended November 30, 1995, largely because the Company increased its product development spending at a slightly greater rate than total revenues increased.

         General and administrative. General and administrative expenses increased in the quarter and nine month period ended November 30, 1996 from the quarter and nine month period ended November 30, 1995 primarily because of expenses associated with supporting an organization with more employees and a greater geographic scope. As a percentage of total revenues, general and administrative expenses decreased because the Company was able to use its existing base of administrative resources to support a larger organizational structure.

         Purchased research and development. During the quarter ended May 31, 1996, the Company acquired by merger all of the outstanding capital stock of Avyx, Inc., a custom developer and services provider of manufacturing scheduling systems. The Company incurred a non-recurring charge to operations of $3.7 million ($.35 per share) in connection with the write- off of purchased in-process research and development costs. This one-time charge affected the Company's operating performance for the nine months ended November 30, 1996. See Note 2 of Notes to Consolidated Financial Statements.

         Other income.

                                                        Three months ended                 Nine months emded
                                                   ------------------------------      -------------------------
                                                   Nov. 30,              Nov. 30,      Nov. 30,         Nov. 30,
                                                     1996      Change      1995          1996   Change    1995
                                                   -------     ------    --------      -------  ------  --------
Other income                                       $   277       2%      $   272       $   738   -17%   $   894
  Percentage of total revenues                        1.2%                  1.8%          1.2%             2.1%

         Other income increased slightly in the quarter ended November 30, 1996 from the quarter ended November 30, 1995 because the total amount of income and small gains from marketable securities and other sources increased. Other income decreased in the nine months ended

November 30, 1996 from the nine months ended November 30, 1995 because interest income decreased as a result of a decrease in the amount of the Company's short term investments. The balance of marketable securities declined following cash payments in connection with the acquisition of Avyx, Inc. and the expansion of the Company's international operations.


          Provision for income taxes.

                                                 Three months ended                    Nine months ended
                                         --------------------------------       --------------------------------
                                         Nov. 30,                Nov. 30,       Nov. 30,                Nov. 30,
                                           1996      Change        1995           1996      Change        1995
                                         --------    ------      --------       -------     ------      --------
Income taxes                              $ 1,220      80%        $   678       $ 2,866       60%       $ 1,792
  Percentage of income before taxes         38.5%                    39.0%        77.8%                   38.4%
  Percentage of total revenues               5.2%                     4.4%         4.5%                    4.2%




         The effective tax rate represented by the Company's provision for income taxes in the quarter ended November 30, 1996 was approximately 38.5%. The effective tax rate for the nine months ended November 30, 1996 was 77.8%, largely because the expenses associated with the Company's write off of purchased research and development costs during the quarter ended May 31, 1996 were not deductible for tax purposes. Management of the Company believes that, in fiscal 1997, the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding one-time charges taken in connection with acquisitions or other transactions. This estimate is based on current tax law and is thus subject to change.


          Net income and earnings per share.

                                               Three months ended                     Nine months ended
                                          ------------------------------        ------------------------------
                                          Nov. 30,              Nov. 30,        Nov. 30,              Nov. 30,
                                            1996      Change      1995           1996       Change      1995
                                          -------     ------    --------        -------     ------    --------
Net income                                $ 1,947       84%     $ 1,061         $   816      -72%     $ 2,869
  Percentage of total revenues               8.2%                  6.8%            1.3%                  6.7%

Earnings per share                        $  0.17       70%     $  0.10         $  0.07      -74%     $  0.27

Weighted average common shares
  and equivalent shares outstanding        11,590        6%      10,910          11,288        5%      10,796

LIQUIDITY AND CAPITAL RESOURCES


                                                                         As of
                                                          -----------------------------------
                                                          November 30,           February 29,
                                                              1996                    1996
                                                          ------------           ------------
       Working capital                                    $    29,099            $    29,201
       Cash, cash equivalents
          and marketable securities                       $    19,076            $    23,479


         The Company has historically financed its growth primarily through funds generated from operations and through proceeds from offerings of capital stock. The decrease in working capital at November 30, 1996 from February 29, 1996 resulted principally from the Company's use of cash flows from operations and available cash balances and marketable securities to make cash payments in May 1996 in connection with the Company's acquisition of Avyx, Inc. and the expansion of the Company's international operations. See Note 2 of Notes to Consolidated Financial Statements.

         The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request advances in the aggregate amount of up to $10 million. The Company may make borrowings under the facility for short- term working capital purposes or for acquisitions. (Acquisition-related borrowings are limited to $7.5 million per acquisition.) The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount. This facility succeeds a similar facility that the Company maintained with two commercial banks, one of which is the lender under the current facility, and will expire in September 1997, unless renewed.

         The Company investigates potential candidates for acquisition, joint venture opportunities or other relationships on an ongoing basis. Depending on certain factors, including the amount, nature, method and timing of the consideration to be paid, any such acquisitions may result in a decrease in working capital.

         The Company is actively conducting negotiations and due diligence in connection with the potential acquisition of certain software products and other assets from an information services company and related marketing and reseller agreements. The transaction under consideration would require an initial cash payment and a guarantee of certain royalties and revenues over a period of approximately three years. The financial impact of the transaction being considered has not yet been determined.

         The Company's investments in product development are discussed generally under "Results of Operations -- Product Development."

         The Company believes that existing cash balances, marketable securities, funds generated from operations and amounts available under the revolving credit facility will be sufficient to meet its anticipated liquidity and working capital requirements for the next 12 months. If the Company decides to expand its operations more rapidly, to broaden or enhance its products more rapidly, to acquire businesses or technologies or to make other significant expenditures to respond to market opportunities or competitive pressures, then the Company may need additional funds at an earlier time.

FORWARD LOOKING STATEMENTS

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains forward looking statements that are subject to a number of risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the statements made above.

         The Company believes that the market for supply chain management software is expanding rapidly. If market demand for the Company's products does not continue to grow rapidly, because of such factors as adverse changes in domestic or international business and economic conditions, the timely availability and acceptance of the Company's products, technological change or the effect of competitive products and pricing, software license revenue growth could be adversely affected.

         Revenues for any period depend on the volume, timing and size of license agreements. The Company typically ships software products shortly after license agreements are signed, and, therefore, does not maintain any material contract backlog. The timing of license agreements is difficult to forecast because software sales cycles are affected by the size of transactions and other external factors such as general business or economic conditions. A small variation in the timing of software licensing transactions, particularly at or near the end of any quarter or year, can cause significant variations in software products license revenues in any period.

         The timing of releases of the Company's software products can be affected by client needs, marketplace demands, technological advances, and competitors' activities. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development.

                           PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

         (b) During the quarter ended November 30, 1996, the Company entered into a revolving credit facility with a commerical bank. This facility succeeds a similar, previous agreement. During the term of this facility, the Company is subject to a covenant not to declare or pay dividends to holders of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (c) Set forth below is certain information regarding a sale of equity securities by the Company during the quarter ended November 30, 1996, which securities were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         In September 1996, the Company issued 14,000 shares of Common Stock (the "Shares") from treasury to Marketing Systems GmbH, a closely held German company, in connection with the Company's acquisition of certain assets of a division of Marketing Systems in 1994. As previously reported, the Company and Marketing Systems entered into a new agreement in November 1995 which, among other things, modified the initial acquisition cost and required the Company to make an additional cash payment to Marketing Systems and also to issue a total of 56,000 unregistered shares of Common Stock to Marketing Systems in four equal quarterly installments. See Note 4 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended February 29, 1996. The shares were valued at $238,000 under the November 1995 agreement and constituted the last quarterly installment of shares to be issued to Marketing Systems thereunder.

         The issuance of the Shares to Marketing Systems pursuant to the November 1995 agreement was made in reliance upon the exemption provided by
Section 4(2) of the Securities Act, as a transaction not involving a public offering of securities. No underwriting discounts or commissions or similar remuneration were paid in connection with the issuance of the Shares to Marketing Systems.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)     Exhibits

            10.21 Financing Agreement effective as of September 30, 1996 between the Company and NationsBank, N.A.

            10.22    Revolving Promissory Note dated as of September 30, 1996

            11       Statements Regarding Computation of Per Share Earnings

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MANUGISTICS GROUP, INC.
                                   (Registrant)


Date:    January 14, 1997          By: /s/ William M. Gibson
                                       --------------------------------
                                      William M. Gibson
                                      President, Chief Executive Officer and
                                      Chairman of the Board of Directors


Date:    January 14, 1997          By:/s/ Peter Q. Repetti
                                      -----------------------------------
                                     Peter Q. Repetti
                                     Vice President, Finance and Administration,
                                     and Chief Financial Officer
                                     (Principal Financial Officer and Chief
                                     Accounting Officer)