Form 10-K
period 1997-02-28
MANUGISTICS GROUP INC
filed 1997-05-28
CIK 908440

==============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________
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

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.002
                                                            PAR VALUE PER SHARE
                                (Title of Class)
Name of each exchange on which registered: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X  No
                                 ----    --------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 30, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $325 million. The pro forma number of shares outstanding of the Registrant's common stock was approximately
21.7 million, after giving effect to the two-for-one stock split to be effected by means of a 100% stock dividend that was authorized by the Registrant's Board of Directors on May 9, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Company anticipates that its Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended February 28, 1997.

==============================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Manugistics Group, Inc. ("Manugistics" or the "Company") develops, markets and supports software products for synchronized supply chain management and provides related services. Synchronized supply chain management refers to managing the complex interactions involved in the flows of products through the supply chain, and involves forecasting product demand and coordinating the timing of distribution, manufacturing, procurement and transportation activities to meet this demand, not only across an entire enterprise, but also among an enterprise and its suppliers and customers. The Company believes it is the only provider of an integrated suite of strategic, tactical and operational supply chain planning tools including a high level optimizer and products that address the four key operational areas of supply chain management: demand planning, supply planning, manufacturing scheduling and transportation management. The Company was incorporated in Delaware in 1986 and completed its initial public offering in August 1993.

INDUSTRY BACKGROUND

         Many companies have faced increased competition and more demanding customer service requirements in recent years. Customers have had the leverage to demand better service from suppliers partially because bargaining power has shifted to retailers and consumers from manufacturers and distributors over the past decade. This shift followed the consolidation of significant portions of the retail industry into large, powerful department store chains, the advent of "superstores" and specialty category stores, and the rapid proliferation in the number and variety of products. Also, many companies have contended with shorter product life cycles in recent years. During the short window of market demand for a product, insufficient supply could result in lost sales, while excess inventories after demand declines could result in write-downs. In addition, manufacturing companies in a number of industries have incurred very high costs to build, acquire, maintain and operate plants and equipment. Given these significant costs and increased competition, many companies have sought ways to increase the returns from their significant investments in manufacturing assets.

         Just as business conditions have become more challenging, the processes for manufacturing products and bringing them to market have become more complex. Many companies conduct manufacturing and distribution operations at multiple sites around the world. Their supply chains frequently involve suppliers, warehouses, plants and customers on different continents. These operations have traditionally been managed by various functional departments, and there has often been incomplete coordination among them. There has also frequently been imperfect communication, both within a single enterprise and among a company and its suppliers and customers.

         In response to these business conditions, and in an attempt to manage the complexity of their own operations and supply chains, many companies are seeking to improve customer service, lower operating costs and increase returns on assets through more effective management of their supply chains. Some of the first companies to recognize the need for effective supply chain management were companies that were significantly affected by the increase in competition and the shift in market power from manufacturers to retailers: consumer packaged goods, food and beverage firms. In terms of their manufacturing and business models, these companies generally make product to stock in inventory ("make to stock"). Many of these companies produce their finished goods using process manufacturing, and sell their products through retail channels. Also, because their customers had begun demanding better service and lower prices, these consumer packaged goods and other companies began working more closely with their own suppliers as part of their efforts to manage their supply chains. Thus, suppliers to these consumer-oriented process manufacturers, such as chemical companies, which generally use process manufacturing and sell to industrial customers, have also been significantly affected by the changed business environment.

         Companies in the apparel and consumer electronics industries, among others, have also contended with more difficult business conditions and have been particularly affected by the shorter product life cycles and the associated difficulty of forecasting product demand. Companies such as these manufacture products for consumers in discrete or high volume repetitive manufacturing environments, and generally make or assemble their products upon receipt of a customer order ("make to order"). These companies, as well as discrete manufacturers that sell to industrial customers, have begun to recognize that they can provide better service to their customers, have lower operating costs and increase their return on assets by effective management of their supply chains.

         According to a recent study of 225 chemical, computers/electronic equipment, consumer packaged goods, semiconductor and other companies, the top 20% of these companies, as measured by several supply chain management benchmarks, recovered as much as 7% of their annual revenues from managing their supply chains more effectively. These top companies used 60% fewer days' supply in inventory, had up to a 60% advantage in cash-to-cash cycle time (i.e., from the payment of cash for raw materials until the receipt of cash for finished goods) and spent 50% less on material acquisition. As the study shows, companies in many different industries now recognize that effective supply chain management is a source of competitive advantage and is critical to delivering the right product to the right place at the right time at the lowest possible cost. Since becoming aware of the significant benefits that are potentially available from effective supply chain management, many companies are seeking software that can help them achieve these benefits.

         The advent of sophisticated software to address the complex issues of supply chain management was preceded by software designed to address the information needs of manufacturing and distribution companies, which first came into widespread use in the 1970s. Many large manufacturers used Material Requirements Planning ("MRP") and later Manufacturing Resource Planning ("MRP-II") systems in individual plants to initiate inventory withdrawals and to generate the necessary manufacturing orders, for example. Distribution

Resource Planning ("DRP") software managed the transactions involved in ordering, receiving, warehousing and delivering goods. More recently, Enterprise Resource Planning ("ERP") systems have evolved that connect the MRP, MRP-II and DRP systems with purchasing, accounting, financial and human resources systems. ERP systems provide managers with the ability to access, for example, inventory levels and locations for a product throughout an enterprise. Because ERP systems were specifically designed to generate and maintain detailed records of transactions, however, they are limited in their ability to assist managers in making supply chain planning and scheduling decisions.

         The data created and maintained by these ERP systems can serve as input for a variety of analytical tools contained in supply chain management software, the development of which the Company helped pioneer. Supply chain management software enables companies to plan their supply and manufacturing activities to meet anticipated customer demand, while considering capacity and material constraints and other factors. Supply chain software complements ERP systems and provides companies with information not only about their own enterprise, but also about demand from customers and other information relating to suppliers and transportation providers. Because of the potential for significant returns on investment from supply chain management software and the rapid payback period relative to ERP systems, one industry research firm has recently recommended that, rather than implementing ERP systems first, companies should re-prioritize their supply chain planning and ERP projects and implement these applications simultaneously or even implement their supply chain planning solution first so that they can begin capturing the benefits of managing their supply chains sooner.

         As companies have pursued these benefits, they have increasingly recognized that the information technology that they choose to support their efforts must enable them to take into account the effects of various events, such as an unexpected customer order, in real-time, so that they can instantly adjust their distribution and manufacturing activities accordingly. Many companies have also recognized that in order to capture the advantages of effective supply chain management, it is critical that the chosen technology provide capabilities covering all different levels of supply chain issues, including strategic and operational, and that it contain functionality addressing all of the key aspects of supply chain planning, including demand forecasting, planning of supply and production activities, scheduling of manufacturing operations and transportation management. In addition, many companies have realized that the information technology that they choose as their tool for supply chain management must provide users around the world with current, common information, so that all planners throughout an enterprise are basing their decisions on the same set of facts, rather than old or inconsistent data. Lastly, companies have increasingly realized the advantages of choosing best-in-class vendors for different types of applications and integrating the applications of these various best-in-class vendors, rather than selecting a single vendor to provide a wide range of generally less robust functionality. In particular, for companies evaluating supply chain management software, there are important benefits available if the supply chain planning application contains technology enabling integration with ERP and other systems.

THE MANUGISTICS SOLUTION

         Manugistics develops, markets and supports software products for synchronized supply chain management and provides related services. Synchronized supply chain management refers to managing the complex interactions involved in the flows of products through the supply chain, and involves forecasting product demand and coordinating the timing of distribution, manufacturing, procurement and transportation activities to meet this demand, not only across an entire enterprise, but also among an enterprise and its suppliers and customers. The Company's solutions consider and balance relevant demand, customer service, production, constraint, cost and profitability information, both within an enterprise and among an enterprise and its suppliers and customers. Manugistics' integrated suite of supply chain management software includes (i) strategic tools, such as Supply Chain Navigator's functionality for determining the initial setup of a supply chain network, (ii) tactical capabilities, such as Constrained Production Planning's functionality for performing production planning across multiple facilities, and (iii) operational capabilities, such as Advanced Manufacturing Scheduling's functionality for producing specified quantities of product within given time parameters. See "Products." The Company's solution provides the following key benefits:

         Synchronized Planning and Scheduling. The Company's software immediately alerts planners of changes that occur along the supply chain, enabling them to evaluate and incorporate the effects of the changes and to rapidly adjust the relevant pieces of the supply chain planning process. This software thus enables them to synchronize their companies' supply planning and manufacturing scheduling activities with the revised forecast of customer demand. For example, after an unexpected event leads to an increase in anticipated product demand, Manugistics' supply chain software incorporates the
expected effect of the event into the forecast and assists planners   to
instantly re-optimize the supply chain network and to coordinate the timing of manufacturing and distribution operations to meet the revised demand forecast. The software immediately updates inventory levels around the network and revises manufacturing schedules.

         End-to-End Supply Chain Functionality. Manugistics' integrated supply chain software suite includes strategic, tactical and operational decision-making tools and includes demand forecasting, supply planning, manufacturing scheduling and transportation management capabilities. This software provides planners with a picture of their company's entire supply chain and its links to suppliers and customers. This picture of the whole supply chain provides critical real-time information about all of the effects of supply chain actions, which empowers users to make superior decisions.

         Rapid Time-to-Benefit. The Company's supply chain management software products frequently deliver cost savings and improvements in customer service within one year after implementation. (Implementation typically requires three to 12 months, depending on the products licensed and the complexity and geographic scope of the project.) As a result, customers typically receive a quick payback on their investment.

         Constantly-Updated Supply Chain Information Common to All Users. Manugistics' Supply Chain Architecture(TM) is a distributed client/server architecture that enables users throughout a company, regardless of their location, to access the same, constantly-updated supply chain information at the same time. This architecture connects the distributed user interface (client) to the application server and to the database, enabling global access, a single view of the supply chain and rapid communication of information and decisions. The architecture can also enable users to take advantage of the communication capabilities available through the Internet and the World Wide Web, capabilities which the Company believes will foster more collaborative supply chain activities. In addition, this architecture and the Company's advanced integration technology extend the availability of a company's view of the supply chain to its suppliers and customers, which is becoming a critical component of effective inter-enterprise supply chain management.

         Tight Integration with Complementary ERP Systems. Because of Manugistics' architecture, its object-oriented foundation (which enables sophisticated communication between applications) and its mutual interest with ERP vendors in enabling clients to derive the maximum benefits from both their Manugistics and ERP systems, the Company offers tight integration to the ERP systems of leading vendors. See "Strategy," "Products," and "Alliances and Partnering." These integrated offerings enable customers to select the Company's supply chain suite and leading ERP solutions with the knowledge that there is a commercially-available integration between the products and compatibility between future releases.

STRATEGY

         The Company's objective is to be the leading provider of supply chain management solutions to companies worldwide. The Company's strategy to achieve its objective includes the following elements:

         Provide comprehensive solutions. As more companies recognize the potential for significant and rapidly achievable benefits from effective supply chain management, Manugistics' strategy is to deliver comprehensive solutions to enable customers to fully realize these benefits. The Company delivers a robust supply chain planning software suite, and continuously seeks to expand and enhance its product offerings. The Company also provides consulting and implementation services, education and training, and product support and other services. Through Manugistics' unique supply chain management experience and its collaboration with customers in a variety of industries for more than a decade, the Company has developed extensive knowledge of supply chain management issues and solutions. Based on this knowledge, the Company is continuing to define comprehensive supply chain solutions and is delivering these solutions to the market.

         At the core of these solutions is the Company's software, and the Company has introduced, and plans to continue to introduce, new applications and functionality in order to address specific aspects of supply chain planning more completely. An important aspect of the Company's solutions is its ability to rapidly deliver new features and functions to the market in response to emerging market opportunities and requirements. During fiscal 1997, the Company introduced Advanced Manufacturing Scheduling, which creates superior production schedules for a wide variety of manufacturing environments, and Supply Chain Navigator, a strategic and tactical optimizer to support decision-making about the entire supply chain network, within 10 months after embarking on these development projects. The Company also emphasizes reliability in its schedule of releases because of the importance of predictability to customers. Based in part on its ISO 9001-certified product development processes, the Company believes that it has a relatively high degree of reliability in its schedule of planned releases. This reliability and rapid product development ability are important aspects of the Company's solutions.

         Customers have increasingly demanded the services offered by the Company. To reduce the need to hire additional professional services employees necessary to meet maximum anticipated demand for services, the Company offers an extensive education and training program to third-party consultants from firms such as Andersen Consulting, Inc., Booz Allen & Hamilton, Inc., Ernst & Young LLP and Price Waterhouse LLP. The availability of these third-party consultants to provide implementation services will assist the Company to ensure that, during periods of increased demand, customers will continue to receive effective and timely professional services.

         Capitalize on Leadership Position. The Company seeks to take advantage of its leadership position in the market for supply chain management software by expanding its business in the following areas: new geographic markets, new industries and mid-sized companies.

         New geographic markets. The Company believes that companies outside North America face similar supply chain management issues as North American companies, and, accordingly, the Company plans to take advantage of its knowledge of these issues to provide solutions to companies in other geographic markets. The Company believes that, although they trail their North American counterparts in terms of their adoption of supply chain management practices, companies in South America, Europe, Australia and Asia, as well as international subsidiaries of North American companies, are increasingly seeking the benefits of effective supply chain management. To position itself to meet anticipated demand, the Company maintains offices in Australia, France, Germany, Ireland, The Netherlands and the United Kingdom. The Company believes that companies in these and other geographic markets will increasingly demand supply chain management solutions.

         New industries. The Company believes it can capitalize on its experience with, and operational knowledge of, process manufacturing companies that target consumers, such as consumer packaged goods, food and beverage firms, and process manufacturers that target the industrial sector, such as chemical companies, to further penetrate other industries, including discrete and high-volume repetitive manufacturers that target consumers, such as firms that make apparel and consumer durables, or such manufacturers that target the industrial sector.

         Mid-sized companies. In addition, the Company believes it can capitalize on its supply chain management knowledge and the price/performance profile of client/server products to provide solutions to mid-sized companies that recognize the benefits available from effective supply chain management. Client/server product offerings have enabled the Company to expand its target market to include mid-sized companies with annual revenues ranging from $250 million to $1 billion.

         Expand product distribution through alliances and partnering. The Company is building and maintaining strong working relationships with organizations that the Company believes can play important roles in marketing the Company's products. These include: (I) ERP system vendors, such as The Baan Company, N.V. ("Baan"), Marcam Corporation ("Marcam"), Oracle Corporation ("Oracle") and SAP AG ("SAP"), whose solutions maintain the data used by the Company's supply chain planning products; (ii) consulting firms, such as Andersen Consulting, Inc., Booz Allen & Hamilton, Inc., Ernst & Young LLP and Price Waterhouse LLP, that are active in the selection and implementation of large information systems; (iii) point-of-sale data providers, such as Information Resources, Inc. ("IRI"), whose current or planned products also complement those of the Company; (iv) other complementary solution providers such as Microsoft Corporation; and (v) hardware vendors, such as Hewlett-Packard, IBM, Digital Equipment Corporation and Sun Microsystems, that offer hardware products on which the Company's products run. See "Alliances and Partnering."

         The Company believes that these relationships will enable prospective customers to select various hardware systems, operating environments, ERP or transaction systems and databases that can be easily integrated and rapidly implemented with the Company's products, and that these relationships will provide benefits to customers, the Company and these partners, including enhanced potential for increased market penetration.

         Offer products based on Manugistics' supply chain business object model, incorporating advanced decision sciences, with state-of-the-art user interface and integration technology. Manugistics' technology strategy is to offer products based on the Company's unique set of software objects developed specifically to support the business processes involved in supply chain planning and scheduling, which provide customers with highly accurate models of their supply chains and superior flexibility, scalability and performance. Manugistics' applications incorporate a variety of advanced decision sciences, including constraint-based optimization, heuristics and linear programming, providing customers with the most appropriate solver techniques for different types of supply chain problems. The Company's user interface technology provides a state-of-the-art "look and feel" to enhance user productivity and support visualization of the supply chain. The Company's leading-edge integration technology enables seamless interchange among Manugistics applications, ERP systems, and suppliers and customers.

         The Company offers products for distributed, open systems enabling customers to use the Company's supply chain management software with various combinations of hardware systems, operating environments, complementary software and databases. Open operating systems such as Windows NT and UNIX enable customers to take advantage of portability, scalability and interoperability of operating environments. Distributed computing such as that associated with client/server architectures moves the Company's decision-making capabilities closer to the user by providing a distributed user interface, distributed processing (rather than more centralized processing) and distributed database access. As more companies expand their operations and supply chains globally, the Company's distributed approach supports customers in their global supply chain planning activities.

         The Company's products incorporate standards-based technologies, which provide a flexible foundation and leverages the technology investments of customers. The Company's use of object-oriented technology for product development enables it to develop new software program code with modular components, which permits and encourages developers to re-use these components and improves quality while shortening the time required to develop or enhance products.

PRODUCTS

         During the fourth quarter of fiscal 1997, the Company released the fifth version of its client/server software, Manugistics5. The Company's supply chain management software provides strategic, tactical and operational supply chain planning tools and includes the Supply Chain Navigator, the Manugistics Integrator for SAP(R) and four major families: Demand Planning, Supply Planning, Manufacturing Scheduling and Transportation Management. (The Company previously marketed portions of Supply Planning as its Distribution Planning and Manufacturing Planning families.) The software operates in most major environments and supports database software from leading relational database software vendors.

         SUPPLY CHAIN NAVIGATOR. Manugistics Supply Chain Navigator ("SCN") features a graphical representation of a company's entire supply chain network and enables executives to make longer-term business planning decisions about the configuration of the supply chain network and network-wide capacity, production, inventory and distribution, as well as shorter term tactical planning decisions. SCN can produce an optimized network or an optimized plan for the ideal mix of products to be produced at each plant and distributed to each warehouse over multiple time periods that maximizes the profitability of a portfolio of products or minimizes the costs of raw materials, manufacturing, inventory and distribution. The strategic and tactical planning functionality of SCN is fully integrated with the other tactical and operational products in Manugistics' suite, giving users the ability to immediately implement the strategic supply chain decisions that SCN supports. The Company introduced SCN during the fourth quarter of fiscal 1997.

         Supply Chain Navigator is a strategic and tactical optimizer of the flows of materials through a supply chain which uses detailed, constraint-based models. By simultaneously evaluating both manufacturing-related and distribution-related constraints, and using powerful optimization routines, SCN generates the optimal solution given user-defined goals (such as maximizing product profitability or minimizing costs), and can be used to solve a wide array of strategic and tactical supply chain problems.

         For example, at the strategic level, SCN can be used to determine the overall setup of a supply chain network or to rationalize an existing setup. By either simultaneously constraining both manufacturing and distribution, or only one, SCN can evaluate the addition, removal or relocation of a plant or distribution center. SCN can also be used to rationalize capacity, including the addition or removal of facilities space at a plant or distribution center, the number of shifts, shipping capacity or the introduction or removal of new suppliers. Another use of SCN is to generate the optimal allocation of capacity during periods of severe shortage, including cost-minimized outsourcing, or to generate optimal sourcing, through dynamic updating of sourcing relationships.

         For tactical level issues, SCN can be used to choose the optimal production method from among multiple choices, and can determine which machine to use for which product. SCN can also optimize inventory levels and locations given manufacturing, material and distribution constraints, and can optimize inventory prebuilds based on constraints including product shelf life and material expiration life.

         DEMAND PLANNING. Manugistics Demand Planning addresses a key element of successful supply chain planning: forecasting demand with as high a degree of accuracy as possible. There are two products in the Demand Planning family, Demand Planning and Demand Planning Extended Edition.

         Demand Planning. Using advanced statistical techniques, Demand Planning develops sophisticated demand forecasts for specific products at specific locations. Users can adjust forecasts for market intelligence, financial projections, sales promotion impact, or other information about expected demand at any level of aggregation, and the software automatically disaggregates this information to individual products. The resulting demand forecasts are critical to meeting customers' service expectations and become the basis for inventory, distribution, production and transportation plans. In addition, the software provides the capability to track and manage forecast accuracy.

         Demand Planning Extended Edition. Demand Planning Extended Edition ("DP/EE") utilizes advanced forecasting methods developed at Manugistics' Demand Management Center of Expertise in Essen, Germany to extend the capabilities of the Company's Demand Planning product. DP/EE produces a forecast that incorporates causal factors, such as the effects of changes in price and the effects of non-seasonal holidays. To improve precision, DP/EE also recognizes both long-term and short-term trends in product demand and selects an appropriate technique to forecast demand more accurately. To simplify forecasting demand for a new product over the course of its life cycle, DP/EE can synthesize and analyze life-cycle information from other, similar products to produce a forecast for the new product. This capability is very important in industries that conduct some discrete and high volume repetitive manufacturing operations, such as apparel or consumer durables, in which product life cycles are short and life-cycle management is crucial to the success of new products.

         The Company is also developing a new capability in its Demand Planning product family to incorporate point-of-sale ("POS") checkout scanner data. As part of its agreements with Information Resources, Inc. ("IRI") signed during the first quarter of fiscal 1998, the Company is working to enhance its Demand Planning products to be able to use IRI's daily, store-level POS data. With its exclusive rights among supply chain software vendors to this more detailed and timely census data, the Company is seeking to enhance Demand Planning to incorporate these data. The Company believes that using this POS data will provide more accurate forecasts, thereby helping companies make superior planning decisions, particularly companies in demand-sensitive, consumer-oriented, process manufacturing industries.

         SUPPLY PLANNING. Manugistics Supply Planning provides managers with the ability to plan supply activities across multiple facilities to meet demand requirements, and contains extensive continuous replenishment and Vendor Managed Inventory capabilities. The software considers the interdependencies between distribution and manufacturing activities and uses this information as the basis for decisions about stocking levels, sourcing, location, movement and use of available materials and inventory. As a result, customer service can be improved while inventories and cycle times can be reduced. The software also facilitates effective management of production, considering constraints such as capacity, raw materials, components and labor. Supply Planning enables managers to review planned manufacturing activities at all manufacturing facilities for time periods up to several years long, and allows them to analyze the ability of their companies to meet demand and supply requirements and customer service goals given aggregate capacity and material constraints.

         Supply Planning synthesizes demand planning, inventory planning and distribution network data to produce a distribution plan -- a schedule of shipping requirements for each source and destination to meet the demand for every product at every location in each planning period. Supply Planning constructs a daily operational plan recommending a schedule of shipments to implement the distribution plan that makes the best use of available inventory.

         To satisfy the distribution plan, Supply Planning assists managers in developing long-term and short-term enterprise-wide production plans and detailed daily production schedules while calculating material needs. In addition, this software assists managers in making cost-effective decisions regarding the use of manufacturing and material resources.

         The Supply Planning family includes Constrained Production Planning ("CPP"), a tool for longer term, aggregate planning across multiple facilities that produces a master supply plan considering aggregate capacity and material constraints. CPP uses inputs from several sources, including the unconstrained, planned orders that are produced by Supply Planning, to develop a feasible master production plan (for multiple weeks or months) that fits within capacity and material constraints. This master production plan then provides input for production planning and manufacturing scheduling. If CPP indicates that product should be manufactured at an alternate plant, appropriate adjustments are made throughout Supply Planning. CPP can also identify capacity constraints and material shortages at times in the future, enabling planners to take corrective action, such as leveling production load over time or across lines, before problems develop.

         During fiscal 1997, the Company released the critical material allocation feature of Constrained Production Planning, which, for companies such as personal computer makers, determines the highest profit or lowest cost mix of products to produce based on longer term material availability. The Company also released the critical constrained materials feature, which addresses short term material shortages for process manufacturing companies with restricted capacity or with projected material shortages in future periods.

         Supply Planning links customer requirements and production capabilities by producing a master schedule for each plant or contract producer which best meets demand while considering multiple constraints, such as capacity, materials and labor, and minimizing inventory levels. The software translates that master schedule into time-phased material requirements schedules for raw materials and intermediate or component products. The software produces an enterprise-wide replenishment schedule of time-phased requirements for each vendor, listing the planned and firm orders for each item. In addition, the software can recommend the optimal source for raw materials or components, and contains "available-to-promise" functionality which provides managers who are responsible for supplying raw materials or components (both within and outside an enterprise) with information about the ability to satisfy production plans based on anticipated future levels of raw materials or components. This capability enables these managers to work proactively to find alternate materials or components or alternative production cycles to minimize the effect of any anticipated shortages.

         ADVANCED MANUFACTURING SCHEDULING. Manugistics Advanced Manufacturing Scheduling ("AMS") delivers realistic, executable manufacturing schedules for producing specified quantities of product within the time parameters contained in the production plan. AMS is integrated with the rest of the Manugistics supply chain planning software suite, giving users the same constantly updated demand and supply information available to planners throughout an organization. Correspondingly, planners elsewhere in the organization have current information about manufacturing schedules. AMS optimizes production schedules given certain user-defined constraints for several process, high-volume repetitive and discrete manufacturing environments, enabling schedulers to maximize customer service and asset utilization, minimize cost and reduce cycle time. AMS incorporates the advanced manufacturing scheduling technologies acquired from Avyx, Inc. during the first quarter of fiscal 1997. Users can configure AMS to model the unique manufacturing environments of their enterprises for various short to medium term time periods, including large, complex processes, production of either small or large numbers of products, a range of constraints including materials, labor, machine and storage capacity and environmental restrictions. AMS generates a manufacturing schedule meeting defined objectives while respecting constraints.

         AMS enables users to employ a range of methods to respond to the frequent changes to the manufacturing schedule, from regenerative scheduling to incremental rescheduling. A key feature of AMS is its rescheduling capability. AMS identifies the best location and time period to schedule a job. For example, when a company receives a new order, AMS searches in real time for the optimal plant and date to run the job, preserving the existing schedule and enabling the scheduler to quote a delivery date immediately. AMS also addresses floating capacity-constrained resources or bottlenecks, again by leveraging the existing schedule, preserving the parts that are unaffected by the change and revising other elements as necessary to meet the updated requirements. The Company believes that the evolutionary nature of AMS's rescheduling capability enables users to have greater control, because the schedule remains stable, and greater speed, because the software reschedules only the necessary portion of the entire schedule.

          TRANSPORTATION MANAGEMENT. Manugistics Transportation Management provides managers with decision-making and optimization tools to determine how to assign transportation resources so as to minimize costs while meeting customer service requirements. This software allows for the coordination of material and product movements on an enterprise-wide basis.

         Transportation Management enables companies to plan and integrate inbound, outbound and inter-company moves in a coordinated way and to build feasible, cost-effective, consolidated loads that meet customer service and business operating requirements and minimize enterprise-wide transportation costs. This product also assists managers to determine the best available mix of transportation modes and common carriers. In addition, Transportation Management enables managers to integrate private fleet operations into the shipment planning process to optimize transportation asset utilization and customer service.

         Communication among trading partners, particularly communication about the status of transportation activities, is essential to effective supply chain management. During fiscal 1997, the Company introduced Manugistics Intelligent Messenger, which provides electronic commerce capabilities by collecting and distributing supply chain data among trading partners. The Manugistics Intelligent Messenger evaluates messages from the supply chain planning applications, recognizes key business events, determines required action and sends timely notification messages to appropriate decision makers. This product was developed in partnership with Frontec AMT, Inc., a leading provider of intelligent messaging solutions.

         The Company's Transportation Management family also includes the Routing and Scheduling product, which provides automated daily routing and is designed for private fleet managers whose main concern is developing the best possible distribution routes in order to maximize customer service and minimize operating costs such as fuel, equipment and personnel.

         During fiscal 1998, the Company anticipates commercial release of Manugistics Bulk Distribution Planning, which is being developed specifically to address the needs of the bulk chemical, petroleum and industrial gas industries. Bulk Distribution Planning will include extensive transportation management capabilities, as well as specialized demand planning, unique inventory management features, and dynamic sourcing to meet demand, enabling companies in these industries to improve customer service and reduce inventory and transportation costs.

         MANUGISTICS INTEGRATOR FOR SAP(R). During the third quarter of fiscal 1997, the Company released the Manugistics Integrator for SAP(R), a software application that integrates SAP's R/3(R) ERP application with several Manugistics supply chain planning products. Developed jointly by Manugistics and SAP, the Integrator enables customers to implement an integrated supply chain software and ERP solution that uses functionality from both applications without the need to develop custom interface programming. The Integrator reduces companies' integration costs, which can shorten the payback period on their investments in supply chain planning and ERP systems, and it is fully supported and maintained by Manugistics and SAP, which reduces the risk of problems with forward compatiblity of future versions.

         Rather than simply transferring flat files, the Manugistics Integrator for SAP facilitates true "communication" between the two applications about what information each application needs and, when an event occurs, the effects of the event. Using "publish/subscribe" object-based messaging, when a triggering event occurs, data that are needed by both applications are "published" by the source application using a message-based integration architecture. The target application "subscribes" to events, processes the data associated with them, and then publishes the results. For example, SAP's R/3(R) stores information about items and stockkeeping units (SKUs) in the material master tables. Additions, deletions and updates to the material master tables can be communicated to Demand Planning for processing. Correspondingly, Manugistics Supply Planning generates a feasible, cost-effective distribution requirements plan, which is expressed as a set of planned orders. These orders can be communicated to SAP's R/3(R) Production Planning as independent requirements.

         STATGRAPHICS SOFTWARE. Additionally, the Company markets and supports STATGRAPHICS, a software application containing a comprehensive set of statistical tools to control, manage and improve the quality of production processes in manufacturing companies. It utilizes statistical quality control and design of experiments to implement quality management in individual locations throughout an enterprise or plant. In response to decreased demand, the Company has decreased the resources dedicated to marketing STATGRAPHICS.

CUSTOMERS

          The Company's supply chain management software historically has been licensed by large organizations in the process manufacturing industries, such as the consumer packaged goods, food, beverage, chemicals and pharmaceuticals industries. More recently, the Company has licensed its software to customers in the discrete and high-volume repetitive industries, including the paper, apparel, electronics/high technology, automotive and consumer durables industries. The Company has installed various combinations of its supply chain management software products at hundreds of locations worldwide and has granted more than 1,000 licenses for these products. The following customers are representative of the Company's customer base in terms of their size and the magnitude of revenues generated by their license agreements with the Company. All of these customers have licensed software products from the Company (or from Oracle pursuant to the Company's arrangement with Oracle) or these customers have purchased maintenance, consulting or other services from the Company within the last twelve months. See "Sales and Marketing."

 CONSUMER PACKAGED GOODS                                          CHEMICALS AND PETROCHEMICALS
  Eveready Battery Co.                                             BASF Corporation
  General Electric Company                                         Dow Chemical Company, Limited
  Gillette Company                                                 E. I. du Pont de Nemours and Company
  Lever Brothers Company                                           Exxon Company, International
  The Procter & Gamble Company                                     Mobil Oil Corporation
  Revlon Consumer Products Corporation                             Rohm & Haas Company

 FOOD & BEVERAGE                                                  CONSUMER ELECTRONICS/HIGH TECHNOLOGY
  Frito-Lay, Inc.                                                  Analog Devices, Inc.
  Nabisco Brands Inc.                                              Hewlett-Packard Company
  Ocean Spray Cranberries, Inc.                                    International Business Machines Corporation
  PepsiCo, Inc.                                                    Lucent Technologies, Inc.
  Starbucks Corporation                                            Xilinx, Inc.

 PHARMACEUTICALS                                                  AUTOMOTIVE
  Bristol-Myers Squibb Company                                     Automobile Products plc
  Eli Lilly and Company                                            General Motors Service Parts Operations
  Glaxo Wellcome Plc                                               John Deere & Co.
  Schering-Plough HealthCare Products, Inc.                        Tenneco Automotive
  Warner Lambert Company
                                                                   APPAREL
 RETAIL DRUG/MASS MERCHANDISE/SPECIALTY RETAIL                     Fruit of the Loom, Inc.
  Dayton Hudson Corporation                                        Levi Strauss & Co.
  Kmart Corporation                                                Nike, Inc.
  Revco D.S., Inc.                                                 Russell Corporation
  Rite Aid Corporation                                             The Timberland Company
  Toys 'R' Us, Inc.
  Wal-Mart Stores, Inc.                                           PAPER
                                                                   James River Corporation
 GROCERY                                                           Mead Corp.
  Food Lion, Inc.                                                  Sweetheart Cup Company, Inc.
  Giant Eagle, Inc.
  The Kroger Co.                                                  OTHER
  Richfood, Inc.                                                   Baxter Healthcare Corporation
  Safeway Stores, Inc.                                             Black & Decker (U.S.) Inc.
  Winn-Dixie Stores, Inc.                                          Bridgestone/Firestone, Inc.
                                                                   British Airways
                                                                   Eastman Kodak Company
                                                                   Owens & Minor Medical, Inc.

PRODUCT-RELATED SERVICES

         A key element of the Company's business is to provide clients with comprehensive solutions to their supply chain planning problems by combining software with professional services that enable clients to derive the maximum benefit from Manugistics' supply chain products. Typically, a client will make many changes to its overall operations, including its planning functions, while implementing the Company's software. To assist clients in making these changes, the Company offers a wide range of product-related services, including business operations consulting, change management consulting, end-user and system administrator education and training, and, in certain circumstances, software product modification. These services help clients reengineer their operations to take maximum advantage of the Company's software and of effective supply chain management.

         These product-related services generally are not included in the Company's software license fees and are provided on a time and materials basis. The Company's product-related services group consisted of 174 employees as of February 28, 1997.

CUSTOMER SUPPORT

         Another element of the Company's comprehensive solution is to provide on-going support to existing customers. Substantially all of the Company's supply chain management customers enter into annual product maintenance agreements entitling them to receive product support, including access to a hotline and an electronic bulletin board, and to receive product revisions and enhancements. The Company also uses its customer support function to collect information to assist in focusing future product development efforts and in identifying market demand.

         As of February 28, 1997, the Company's customer support and maintenance staff consisted of 22 employees.

PRODUCT DEVELOPMENT

         The Company directs its current product development efforts toward the development of new, complementary products, the enhancement of the features and functions of existing products (including new Internet/Intranet capabilities, enhancements for use in foreign countries and foreign language translations), and the development of products tailored to particular industries. To date, most of the Company's supply chain products have been developed by its internal staff. Product documentation is generally created internally.

         In developing new products or enhancements, the Company works closely with current and prospective customers, as well as with other industry leaders, to determine their requirements. The Company believes that these collaborative efforts will lead to improved software functionality and will result in superior products likely to have greater market demand. The Company maintains committees of users and developers for its products. Among other things, these committees define and rank issues associated with products and discuss product enhancement priorities and directions.

         Since its inception, the Company has made substantial investments in product development. The Company believes that getting products to market quickly, without compromising quality, is critical to the success of these products. The Company is continuing to make significant product development expenditures that it believes are necessary for it to rapidly deliver new product features and functions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company conducts a Product Launch Program for new applications and major enhancements which allows customers to review design specifications and prototypes and participate in product testing. The Company has also established channels for customer feedback which include periodic surveys and focus groups. In addition, the Company's product development staff works closely with the Company's marketing, sales, support and services groups to develop supply chain management software products that meet the needs of its current and prospective customers.

         As of February 28, 1997, the Company's product development staff consisted of 167 employees. The Company's research and development expenses were approximately $17.4 million, $11.2 million and $7.6 million for fiscal years 1997, 1996 and 1995, representing 18.3%, 18.0 and 15.4%, respectively, of total revenues. In addition, the Company capitalized software development costs of $6.8 million, $4.9 million and $2.4 million for fiscal years 1997, 1996 and 1995. The Company amortizes capitalized software development costs over a product's estimated economic life, generally two years, commencing when a product is available for general commercial release.

SALES AND MARKETING

         The Company's supply chain management sales operation for North and South America is headquartered at the Company's offices in Rockville, Maryland and includes field sales personnel in the Atlanta, Boston, Charlotte, Chicago, Cleveland, Columbus, Dallas, Houston, Los Angeles, Milwaukee, Philadelphia and San Francisco metropolitan areas. The Company's direct sales organization focuses on sales of supply chain management software to large, global companies, as well as mid-sized companies with significant supply chain issues.

         The Company markets its products in regions outside of North and South America primarily through subsidiaries. The Company's British subsidiary, with offices in the London and Dublin metropolitan areas, provides direct sales and customer support primarily to customers and prospective customers in the United Kingdom and Ireland. The Company's German, French and Dutch subsidiaries, located in Essen, Germany, Paris, France, and Utrecht, The Netherlands, respectively, provide direct sales of supply chain management software primarily to customers located in continental Europe. The Company also maintains offices in Australia for sales and support to customers in the Pacific Rim and has recently established operations in Brazil. The Company adapts its software for use in international markets by addressing different languages, different standards of weights and measures and other operational considerations.

         The Company has also begun using indirect sales channels, such as complementary software vendors, third-party alliances and distributorships. See "Alliances and Partnering." Using these channels, Manugistics seeks to increase the market penetration of its supply chain management products by leveraging the installed base and prospective customers of these parties. During fiscal 1997, the Company joined an initiative by Oracle Corporation, a large database and enterprise application software vendor, under which Oracle has the nonexclusive right to conduct marketing and sales activities on behalf of Manugistics (and on behalf of a small number of other complementary vendors) to potential customers in the consumer packaged goods industry. With this initiative, these companies are seeking to provide a more complete offering that incorporates many capabilities and satisfies many of the supply chain planning, ERP and other needs of customers and prospective customers in that industry.

         The Company supports its supply chain management sales activities by conducting a variety of marketing activities, including an annual clients' conference, product "steering committees," appearances at industry conferences such as those organized by the American Production and Inventory Control Specialists (APICS) organization and the North American Wholesale Grocers Association, client conferences hosted by complementary software vendors and product demonstration seminars. In addition, the Company conducts lead generation programs including public relations, direct mail, telemarketing, advertising, seminars and ongoing customer and dealer communication programs.

         The Company had 85 employees engaged in sales activities and 30 employees engaged in business development consulting activities at February 28, 1997.

         The Company sells its STATGRAPHICS product in the U.S. and in other countries through independent distributors, national resellers and local dealers.

         In fiscal 1997, approximately 23.4% of the Company's total revenues were attributable to sales outside the United States and Canada. See Note 10 of Notes to Consolidated Financial Statements.

ALLIANCES AND PARTNERING

         The Company continues to implement its strategy of establishing business alliances or partnering with leading software companies, consulting firms and other complementary vendors. During fiscal 1997, in addition to joining the Oracle initiative, the Company entered into an agreement with SAP, a large ERP application software vendor. Manugistics and SAP have jointly developed, and Manugistics has released, the Manugistics Integrator for SAP(R), which enables customers to implement an integrated supply chain software solution that uses functionality from both Manugistics' suite and SAP's R/3(R) without the need to develop custom interface programming. See "Products."

         The Company has also entered into joint marketing agreements with Baan and Marcam, which generally provide that Manugistics and these companies will conduct joint marketing activities.

         The Company continues to develop relationships with leading consulting firms in order to provide marketing leverage to the Company's own marketing efforts. For example, Andersen Consulting, Inc. in North America displays the Company's supply chain management software at Logistics 2020, its logistics Center of Excellence in Atlanta, Georgia, and at its SAP Center of Excellence in Cincinnati, Ohio. Similarly, the Company works closely with Ernst & Young LLP, Booz Allen & Hamilton, Inc. and Price Waterhouse LLP. In addition to formal programs, the Company cooperates with professional services firms informally on a client-by-client basis, which involves cooperation at the field level.

LICENSE AGREEMENTS AND PRICING

         Software product revenues consist principally of fees generated from licenses of software products. In consideration of the payment of license fees, the Company generally grants nonexclusive, nontransferable, perpetual licenses which are primarily computer, site or user specific. License fee arrangements vary depending upon the type of software product being licensed and the computer environment. License fees generally are set based primarily on which products are licensed and on the number of users or locations in the case of client/server implementations and on a per CPU basis in the case of mainframe installations. The United States list price for supply chain management software products ranges from $200,000 for a single product to several million dollars for the complete product suite.

         Customers may obtain support services and maintenance for an annual fee that is approximately 18% of the then-current license fee. The support and maintenance fee is billed monthly or annually and is subject to changes in software license list prices. The Company also provides pre-installation assistance, systems administration, training and other product-related services, generally on a time and materials basis. This allows the customer to determine the level of support appropriate for its needs.

COMPETITION

         The market for supply chain planning and scheduling software is highly competitive. However, the Company believes that no single competitor markets an integrated set of products that provides strategic, tactical and operational capabilities and covers demand planning, supply planning, manufacturing scheduling and transportation management like the Company. In certain functional areas, other applications software vendors and certain professional services organizations, including such vendors as American Software, Inc., InterTrans Logistics Solutions, i2 Technologies, Inc., Numetrix, Inc. and Weseley Software Development Corp., offer products that are directly competitive with some of the software applications marketed by the Company. The principal competitive factors in the supply chain planning and scheduling software markets served by the Company include product functionality and quality, product suite integration, ease of use, customer service and satisfaction, product support, product-related services, compliance with industry standards, vendor reputation and, in international markets, availability in foreign languages. The Company believes that it currently competes favorably with respect to these factors, and that its principal competitive advantages are its comprehensive, integrated solution, its substantial investment in product development, its client support and its extensive knowledge of supply chain planning and scheduling.

PROPRIETARY RIGHTS AND LICENSES

         The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. The Company distributes its supply chain management software under software license agreements which typically grant customers nonexclusive, nontransferable licenses to the Company's products and have perpetual terms unless terminated for breach. Under these license agreements, the Company retains all rights to market its products. Use of the licensed software is usually restricted to the customer's internal operations on designated computers at specified sites unless the customer obtains a site license for use of the software that is restricted to designated users. Use is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software. The Company also seeks to protect the source code of its software as a trade secret and as an unpublished, copyrighted work.

         The Company is the owner, user and federal registrant of Manugistics, the Manugistics Logo and the phrase "Working As One" in the United States. The Company has been granted trademark and service mark registration for the mark Manugistics in Australia, the Benelux region, Canada, France, Germany, Japan, Mexico, Spain and the United Kingdom.

EMPLOYEES

         As of February 28, 1997, the Company had 598 full-time regular employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are generally good. In addition, the Company utilizes consultants, independent contractors and temporary employees to meet its staffing needs.

RISK FACTORS

         The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of the risks and uncertainties which may have a material adverse effect on the Company's business, operating results or financial condition. This section should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and Notes thereto for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, including the "Forward Looking Statements" section contained elsewhere in this Annual Report on Form 10-K.

         Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have varied in the past and might vary significantly in the future because of factors such as business conditions or the general economy, the timely availability and acceptance of the Company's products, technological change, the effect of competitive products and pricing, changes in Company strategy, the mix of direct and indirect sales, changes in operating expenses, personnel changes and foreign currency exchange rate fluctuations. The Company typically ships software products shortly after license agreements are signed, and, therefore, does not maintain any material contract backlog. Furthermore, the Company has typically recognized a substantial portion of its revenues in the last month of a quarter. As a result, software products revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and the Company cannot predict software products revenues for any future quarter with any significant degree of certainty.

         The Company's software products revenues are also difficult to forecast because the market for business application software products is rapidly evolving, and the Company's sales cycles vary substantially from customer to customer. Because the licensing of the Company's products generally involves a significant capital expenditure by the customer, the Company's sales process is subject to the delays and lengthy approval processes that are typically involved in such expenditures. In addition, the Company expects that sales derived through indirect channels, the timing of which is harder to predict than for direct sales because there is less direct contact with the prospective customer, will increase as a percentage of total revenues. For these and other reasons, the sales cycle associated with the licensing of the Company's products varies substantially from customer to customer and typically lasts between four and six months, during which time the Company might devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and might experience a number of significant delays, over which the Company has no control.

         The Company's determines its expense levels based, at least in part, on its expectations as to future revenues. If revenues in a period are below expectations, operating results are likely to be adversely affected. Net income might be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies directly with revenues. As a result of the foregoing factors, it is likely that in some quarter the Company's operating results will be below the published expectations of financial research analysts. In that event, the price of the Company's common stock would likely be materially adversely affected.

         The Company has generally realized lower revenues in its first fiscal quarter (May) than in the immediately preceding quarter. The Company believes that these fluctuations are caused primarily by customer budgeting and purchasing patterns and by the Company's sales commission policies, which compensate sales personnel for meeting or exceeding annual performance quotas.

         Competition. The market for business applications software is highly competitive and subject to rapid change. Many application software vendors offer products that are directly competitive with some of the software products marketed by the Company. Some of the Company's current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than can the Company. In addition, certain ERP system vendors have announced plans to develop new products or to incorporate additional functionality into their current products that, if successfully developed and marketed, could compete with the products offered by the Company. Furthermore, current and potential competitors may make acquisitions of other competitors or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the supply chain management needs of the Company's prospective customers. Accordingly, it is possible that new competitors may emerge and rapidly acquire significant market share. If this were to occur, the business, operating results and financial condition of the Company could be materially adversely affected. See "Competition."

         Dependence on New Products and Rapid Technological Change; Risk of Product Defects. The market for the Company's products is characterized by rapidly changing technologies, frequent new product introductions, rapid changes in customer requirements and evolving industry standards. The Company believes that its future financial performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. There can be no assurance, however, that the Company will be successful in developing and marketing new products or product enhancements that respond to technological change or evolving industry standards, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to successfully develop and introduce new products or enhancements, the Company's business, operating results and financial condition would be materially adversely affected.

         In addition, software products as complex as those offered by the Company might contain undetected errors or failures when first introduced or when new versions are released. There can be no assurance, despite testing by the Company and by current and prospective customers, that errors will not be found in new products or product enhancements after commercial release, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

         Management of Growth. The Company has recently experienced a period of significant growth in net revenues that has placed a significant strain upon its management systems and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis. The Company has recently hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to significantly increase the total number of employees and to train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

         International Operations. The Company is currently conducting operations in a small number of countries in Europe, Asia and South America and plans to conduct operations in additional regions outside the United States, which will require significant management attention and financial resources and could adversely affect the Company's operating margins. There can be no assurance that the Company will be able to generate, maintain or increase demand for the Company's products in new geographic markets. Certain risks are inherent in international operations. Although only some of the revenues from sales outside of the United States were denominated in foreign currencies, the Company anticipates that the proportion of its revenues denominated in foreign currencies will increase. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. With respect to the Company's international sales that are U.S. dollar-denominated, such a decrease could make the Company's products and services less price competitive. The Company's international sales and operations may be adversely affected by the imposition of government controls, political and economic instability, difficulties in staffing and managing international operations and general economic conditions in foreign countries.

         Expansion of Indirect Channels. The Company is building and maintaining strong working relationships with ERP system vendors and consulting firms that the Company believes can play important roles in marketing the Company's products. The Company is currently investing, and intends to continue to invest, significant resources to develop these relationships, which could adversely affect the Company's operating margins. There can be no assurance that the Company will be able to attract organizations that will be able to market the Company's products effectively or that will be qualified to provide timely and cost-effective customer support and service. In addition, the Company's arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause, and many of these organizations are also involved with competing products. Therefore, there can be no assurance that any organization will continue its involvement with the Company and its products, and the loss of important organizations could materially adversely affect the Company's results of operations. In addition, if the Company is successful in selling products as a result of these relationships, any material increase in the Company's indirect sales as a percentage of total revenues would be likely to adversely affect the Company's average selling prices and gross margins because of the lower unit prices that the Company receives when selling through indirect channels.

         Lack of Product Diversification. The Company's future results depend on continued market acceptance of supply chain management software and services as well as the Company's ability to continue to adapt and modify this software to meet the evolving needs of its prospects and customers. Any reduction in demand or increase in competition in the market for supply chain management software products could have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence Upon Key Personnel. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. The Company does not have employment contracts with any of its executive officers. There can be no assurance that the Company will be able to retain its key personnel. The Company's future success also depends on its continuing ability to attract, assimilate and retain highly qualified sales, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can attract, assimilate or retain such personnel in the future.

         Intellectual Property and Proprietary Rights. The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, technical measures and other methods to protect its proprietary rights in its products. There can be no assurance that these protections will be adequate to protect its proprietary rights or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's products. In addition, the laws of certain countries in which the Company's products are or may be licensed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company.

ITEM 2.  PROPERTIES.

         The Company's principal sales, marketing, product development, support and administrative facilities are located in Rockville, Maryland, where the Company leases approximately 116,000 square feet of space under a lease agreement which expires on April 30, 2002. At February 28, 1997, the annual base rent was approximately $1,867,000, subject to annual increases. The Company also leases approximately 41,000 square feet of additional space under lease agreements expiring on or before October 31, 1999. This space is located in a building on a property very close to the Company's headquarters facilities. The base rent is $764,000, subject to annual increases. The Company also leases office space for its fourteen sales, service and product development offices in the United States and its subsidiaries in Australia, France, Germany, The Netherlands and the United Kingdom. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available on acceptable terms as required.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of business, the Company is a party to legal proceedings and claims. In addition, from time to time, the Company has contractual disagreements with certain customers concerning the Company's products and services. In the opinion of the Company's management, none of the current matters or proceedings, when ultimately concluded, are likely to have a material adverse effect on the results of operations or financial condition of the Company and its subsidiaries taken as a whole.

         As previously disclosed, the Company was named as a defendant in an action filed by Weseley Software Development Corp. in the U.S. District Court for the District of Connecticut. The plaintiff sought injunctive relief and damages. In March 1997, the Company and the plaintiff settled this action and the Company made no payment of damages to the plaintiff.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The name, age and position held by each of the executive officers of the Company or Manugistics, Inc., its principal operating subsidiary, are as follows:

Name                                    Age        Position
----                                    ---        --------
William M. Gibson   . . . . . . . .     52         President, Chief Executive Officer and Chairman of the Board of Directors

Joseph E. Broderick.  . . . . . . .     52         Executive Vice President, Client Sales and Services

Kenneth S. Thompson . . . . . . . .     41         Executive Vice President, Supply Chain Products

Keith J. Enstice  . . . . . . . . .     46         Senior Vice President, Field Operations Division, Americas

Mary Lou Fox      . . . . . . . . .     54         Senior Vice President, Consumer Products Marketing Division and Professional
                                                   Services Division

Peter Q. Repetti  . . . . . . . . .     35         Vice President, Finance and Administration and Chief Financial Officer

         Mr. Gibson has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its formation in 1986. From 1983 until 1986, when it was purchased by the Company, Mr. Gibson served as President, Chief Executive Officer and Chairman of the Board of Directors of STSC, Inc. (now Manugistics, Inc.). He joined STSC, Inc. as Executive Vice President and Chief Operating Officer in 1982.

         Mr. Broderick has served as Executive Vice President, Client Sales and Services since December 1995. From 1991 to 1995, Mr. Broderick served as President and Chief Operating Officer of Netwise, Inc., a communications systems software company. From 1990 to 1991, Mr. Broderick served as Vice President of Sales and Marketing for XA Systems, a productivity tools software company.

         Mr. Thompson has served as Executive Vice President, Supply Chain Products, since January 1996. From 1990 to 1996, Mr. Thompson served as Senior Vice President, Supply Chain Products. Mr. Thompson joined the Company in 1990 upon the Company's acquisition of The

ROVER Technology Company, a transportation software products and services company, of which Mr. Thompson had served as Chief Executive Officer.

         Mr. Enstice has served as Senior Vice President, Field Operations Division, Americas, since October 1995. From 1994 to 1995, he served as Senior Vice President, Channels and Alliances Division, and from 1991 to 1994, Mr. Enstice served as Vice President, Worldwide Sales. From 1989 until 1991, he served as Vice President, Marketing. Mr. Enstice joined STSC, Inc. in 1983.

         Ms. Fox has served as Senior Vice President, Consumer Products Marketing Division and Professional Services Division, since April 1993. She joined the Company in 1982 as a Senior Systems Analyst and subsequently served in various technical and professional services roles and as Vice President, Professional Services, from March 1990 through March 1993.

         Mr. Repetti has served as Vice President, Finance and Administration and Chief Financial Officer since April 1996. From 1994 to 1996, Mr. Repetti served as Vice President, Finance. From 1990 to 1994, he served as Director of Financial Planning and Analysis for USAir Group, Inc.

         There are no family relationships among any of the executive officers or directors of the Company. Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On May 9, 1997, the Company announced a two-for-one stock split after the Board of Directors authorized a stock dividend of one share of common stock for each share held, payable on June 11, 1997 to stockholders of record on May 23, 1997. All share prices provided below have been adjusted to reflect the stock split.

         The Company's common stock, $.002 par value per share, has traded on The Nasdaq Stock Market under the symbol "MANU" since August 13, 1993. Prior to the commencement of the Company's initial public offering on that date, there was no public market for the Company's stock.

         The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share for the respective quarterly periods, as reported in published financial sources and adjusted for the two-for-one stock split disclosed above. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         Fiscal Year 1997                              High                      Low
         ----------------                              ----                      ---

         First Quarter                                 8 1/2                    5 5/8
          (ended May 31, 1996)
         Second Quarter                               14 1/2                    7 1/4
          (ended August 31, 1996)
         Third Quarter                                24 1/8                  13 13/16
          (ended November 30, 1996)
         Fourth Quarter                               26 7/8                   15 5/8
          (ended February 28, 1997)

         Fiscal Year 1996                              High                      Low
         ----------------                              ----                      ---

         First Quarter                                 7 1/4                    5 1/8
          (ended May 31, 1995)
         Second Quarter                                8 1/4                    5 3/8
          (ended August 31, 1995)
         Third Quarter                                10 1/4                      7
          (ended November 30, 1995)
         Fourth Quarter                                8 3/4                    4 3/4
          (ended February 28, 1996)

         As of April 30, 1997, there were approximately 108 stockholders of record and approximately 4,000 beneficial owners of the Common Stock, according to information provided by the Company's transfer agent.

         The Company has never declared or paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business. In addition, the Company has an unsecured committed revolving credit facility with a commercial bank that will expire on September 30, 1997, unless it is renewed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements. During the term of the facility, the Company is subject to a covenant not to declare or pay cash dividends to holders of Common Stock. Future payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant, and will be subject to the covenants contained in the credit facility.

ITEM 6.  SELECTED FINANCIAL DATA.

         Selected consolidated financial data with respect to the Company for each of the five fiscal years in the period ended February 28, 1997 are set forth below. These data should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto for the corresponding periods which are contained in Part IV of this Annual Report on Form 10-K. ON MAY 9, 1997, THE COMPANY'S BOARD OF DIRECTORS AUTHORIZED A STOCK DIVIDEND OF ONE SHARE OF COMMON STOCK FOR EACH SHARE HELD, PAYABLE ON JUNE 11, 1997 TO STOCKHOLDERS OF RECORD AS OF MAY 23, 1997. ALL SHARE AND PER SHARE DATA HAVE BEEN ADJUSTED TO REFLECT THIS TWO-FOR-ONE SPLIT.

                                                                     Fiscal Year Ended February 28 or 29,
                                              -----------------------------------------------------------------------------------
                                                   1997              1996            1995             1994             1993
                                              ---------------   ---------------  --------------   --------------   --------------
                                                                       (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
     Revenues:
          Software products                    $       50,778    $       29,494   $      24,758    $      19,590    $      14,731
          Consulting, maintenance
              and other services                       43,944            32,828          24,652           18,371           13,553
                                              ---------------   ---------------  --------------   --------------   --------------
                Total revenues                         94,722            62,322          49,410           37,961           28,284

     Costs and operating expenses:
          Cost of software sold                         4,532             2,974           2,842            2,878            2,357
          Cost of consulting, maintenance
              and other services                       19,101            14,614          12,990            9,518            7,850
          Sales and marketing                          32,909            21,365          16,580           13,374           10,538
          Product development                          17,380            11,229           7,550            5,011            4,097
          General and administrative                    8,817             6,080           5,130            3,714            3,437
          Purchased research and development            3,697                 -               -                -                -
                                              ---------------   ---------------  --------------   --------------   --------------
                Total operating expenses               86,436            56,262          45,092           34,495           28,279
                                              ---------------   ---------------  --------------   --------------   --------------

     Income from operations                             8,286             6,060           4,318            3,466                5
     Other income (expense)                             1,016             1,097             643              146              (92)
                                              ---------------   ---------------  --------------   --------------   --------------

     Net income (loss) before income taxes              9,302             7,157           4,961            3,612              (87)
     Provision for income taxes                         4,960             2,709           1,740            1,460              188
                                              ---------------   ---------------  --------------   --------------   --------------

     Net income (loss)                         $        4,342    $        4,448   $       3,221    $       2,152    $        (275)
                                              ===============   ===============  ==============   ==============   ==============

     Earnings (loss) per share                 $         0.19    $         0.21   $        0.16    $        0.12    $       (0.02)
                                              ===============   ===============  ==============   ==============   ==============
     Weighted average number of shares
            outstanding (1)                            22,964            21,628          20,574           18,442           14,926

     Net income for fiscal 1997 included a non-recurring charge to operations in the amount of $3,697,000 in connection with the write-off of purchased in-process research and development costs. This charge was not deductible for income tax purposes. Excluding this item, pro forma net income and earnings per share would have been as follows:

     Pro forma net income                      $        8,039    $        4,448   $       3,221    $       2,152    $        (275)
                                              ===============   ===============  ==============   ==============   ==============
     Pro forma earnings per share              $         0.35    $         0.21   $        0.16    $        0.12    $       (0.02)
                                              ===============   ===============  ==============   ==============   ==============

                                                                              February 28 or 29,
                                              -----------------------------------------------------------------------------------
                                                   1997              1996            1995             1994             1993
                                              ---------------   ---------------  --------------   --------------   --------------
                                                                                              (in thousands)
BALANCE SHEET DATA:
     Net working capital                       $       32,499    $       29,201   $      30,484    $      21,274    $         240
     Total assets                                      84,323            60,431          49,759           34,665           14,046
     Long-term debt, less current portion                 220               182             337              528              795
     Redeemable preferred stock                             -                 -               -                -            1,000
     Total stockholders' equity                        53,593            42,942          36,512           24,899            1,374
     Pro forma stockholders' equity (2)                    NA                NA              NA               NA            2,374

     ----------------------------------------------
(1) Gives effect to (i) a two-for-one split of the Company's common stock effected by means of a stock dividend authorized by the Company's Board of Directors on May 9, 1997, (ii) the issuance of 379,747 shares of Series B Convertible Preferred Stock on June 7, 1993; and (iii) the automatic conversion of all outstanding shares of Series A and B Convertible Preferred Stock into shares of common stock.

(2) For fiscal 1993, gives effect to the automatic conversion of all outstanding shares of Series A and B Convertible Preferred Stock into shares of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Manugistics Group, Inc. ("Manugistics" or the "Company") develops, markets and supports software products for synchronized supply chain management and provides related services. Synchronized supply chain management refers to managing the complex interactions involved in the flows of products through the supply chain, and involves forecasting product demand and coordinating the timing of distribution, manufacturing, procurement and transportation activities to meet this demand, not only across an entire enterprise, but also among an enterprise and its suppliers and customers. The Company believes it is the only provider of an integrated suite of strategic, tactical and operational supply chain planning tools including a high level optimizer and products that address the four key operational areas of supply chain management: demand planning, supply planning, manufacturing scheduling and transportation management. Additionally, the Company markets and supports the STATGRAPHICS personal systems product, which provides statistical tools for quality management in manufacturing companies. The Company derived approximately 96%, 91%, and 84% of its revenues in fiscal 1997, 1996 and 1995, respectively, from the Company's supply chain management software and services.

RESULTS OF OPERATIONS

REVENUES:

         Software products. The Company's software products license revenues increased in fiscal 1997 and fiscal 1996 because the Company's sales and marketing efforts for supply chain management software products were effective, and because of increased market acceptance of such products. These factors more than offset decreased revenues from the personal systems software product. In fiscal 1997, software products revenues increased to approximately 54% of total revenues. This increase resulted from the Company's effective sales and marketing and because the Company increased its resources devoted to generating software products revenues more rapidly than its resources for producing services revenues. See "Costs of Revenues and Operating Expenses." In fiscal 1996, software products revenues decreased to approximately 47% of total revenues from approximately 50% in fiscal 1995, largely because consulting, maintenance and other services revenues increased at a greater rate than software products revenues. Although the percentage of total revenues represented by software products revenues has varied in the past and is likely to continue to vary, management of the Company anticipates that software products revenues are likely to represent approximately 50% to 55% of total revenues for fiscal 1998. See "Forward Looking Statements."

                                                                         Fiscal year ended February 28 or 29,
                                                     -----------------------------------------------------------------------------
                                                         1997           Change          1996           Change           1995
                                                     --------------   -----------   --------------    ----------    --------------
Supply chain management                               $     47,820            91%    $     25,070            29%     $     19,505
    Percentage of total revenues                             50.5%                          40.2%                           39.5%
Personal systems                                      $      2,958           -33%    $      4,424           -16%     $      5,253
    Percentage of total revenues                              3.1%                           7.1%                           10.6%
                                                     --------------                 --------------                  --------------
Total software products revenues                      $     50,778            72%    $     29,494            19%     $     24,758
    Percentage of total revenues                             53.6%                          47.3%                           50.1%

         Supply chain management. Software products license revenues increased in fiscal 1997 because of increases in the number of licenses and the average license fee per transaction. These increases occurred largely because the Company increased the number of its sales and marketing employees, the Company's sales productivity initiatives generated results, contributions from the Company's international operations increased significantly and Manugistics' alliances with complementary software companies and consulting firms led to additional revenues. In addition, revenues increased because of increased market acceptance of the Company's products, including new product offerings and new versions released during fiscal 1997, which resulted in part from the recognition by prospects and customers that they could rapidly realize significant benefits from effective supply chain management. These companies licensed the Company's software to help them obtain these benefits.

         In fiscal 1996, software products license revenues increased primarily because of an increase in the number of licenses. This increase resulted from increased market acceptance of the Company's products and from an increase in the Company's sales and marketing efforts, which was made possible largely by the addition of sales and marketing employees. In addition, the Company generated a small amount of revenues during the fourth fiscal quarter through its alliances with complementary firms.

         In fiscal 1997, 1996 and 1995, the Company derived the substantial majority of its software license revenues from direct sales. However, the Company has embarked on a strategy of expanding its product distribution through alliances with complementary software vendors. Consequently, the Company anticipates that software license revenues derived from indirect sales by these complementary vendors will increase as a proportion of software license revenues. See "Forward Looking Statements."

         Personal systems. Software products license revenues decreased in fiscal 1997 and fiscal 1996 primarily because customers and prospective customers selected competing products and because the Company sold the assets of its APL*PLUS business for UNIX and personal computer systems effective October 1, 1995. Following this disposition, the only personal systems product that the Company has marketed is STATGRAPHICS and the Company has decreased the resources dedicated to that product. Management of the Company believes that demand for STATGRAPHICS will continue to decrease.

         Consulting, maintenance and other services. Revenues from consulting, maintenance and other services increased in fiscal 1997 and fiscal 1996 principally as a result of increased demand for supply chain management consulting and maintenance services from a growing base of customers that have licensed the Company's supply chain management software.

                                                                         Fiscal year ended February 28 or 29,
                                                     -----------------------------------------------------------------------------
                                                         1997           Change          1996           Change           1995
                                                     --------------   -----------   --------------    ----------    --------------
Supply chain management                               $     43,120            36%    $     31,629            42%     $     22,205
    Percentage of total revenues                             45.5%                          50.8%                           44.9%
Personal systems                                      $        824           -31%    $      1,199           -51%     $      2,447
    Percentage of total revenues                              0.9%                           1.9%                            5.0%
                                                     --------------                 --------------                  --------------
Total consulting, maintenance
    and other services revenues                       $     43,944            34%    $     32,828            33%     $     24,652
    Percentage of total revenues                             46.4%                          52.7%                           49.9%

         Supply chain management. Revenues from consulting and other services increased in both the Americas and Europe in conjunction with (1) increases in the number and average value of licenses of software products by new and existing clients, which generally involve implementation and other consulting services, and (2) the purchase of additional consulting services by established clients.

         Maintenance revenues have increased following the increase in the installed base of customers that have licensed the Company's software products and entered into maintenance contracts. Maintenance revenues tend to track software products sold in prior periods. In the past three fiscal years, approximately 90% to 95% of customers with maintenance contracts have renewed these contracts.

         Personal systems. Consulting, maintenance and other services revenues decreased because of declines in maintenance and services revenues, which decreased largely because the Company, consistent with its decision to focus on its supply chain management business and in response to decreased demand for personal systems products, disposed of the assets of its APL*PLUS business for UNIX and personal computer systems in October 1995.

COSTS OF REVENUES AND OPERATING EXPENSES:

         General. In fiscal 1998, the Company plans to continue to incur relatively high levels of both sales and marketing expenditures and product development expenditures as it pursues its strategies of expanding its business into new geographic and other markets and expanding its distribution through alliances and rapidly developing and delivering new product features and functions. The percentage of revenues represented by these items may vary because the Company's total quarterly and annual revenues have varied in the past and are likely to continue to vary. Also, the percentages of revenues represented by sales and marketing expenses, product development and the cost of services can be affected by the total amount of expenses associated with new employees and by the timing delays between the dates that these employees begin work and the dates they first become productive after training.

                                                                 Fiscal year ended February 28 or 29,
                                             -----------------------------------------------------------------------------
                                                 1997           Change          1996           Change           1995
                                             --------------   -----------   --------------    ----------    --------------
Cost of software sold                          $      4,532           52%      $     2,974            5%      $      2,842
    Percentage of total revenues                       4.8%                           4.8%                            5.7%
Cost of consulting, maintenance
       and other services                      $     19,101           31%      $    14,614           13%      $     12,990
    Percentage of total revenues                      20.2%                          23.4%                           26.3%
Sales and marketing                            $     32,909           54%      $    21,365           29%      $     16,580
    Percentage of total revenues                      34.7%                          34.3%                           33.6%
Product development                            $     17,380           55%      $    11,229           49%      $      7,550
    Percentage of total revenues                      18.3%                          18.0%                           15.3%
General and administrative                     $      8,817           45%      $     6,080           19%      $      5,130
    Percentage of total revenues                       9.3%                           9.8%                           10.4%
                                             --------------                 --------------                  --------------

Total operating expenses excluding
     purchased research and development        $     82,739           47%      $    56,263           25%      $     45,092
    Percentage of total revenues                      87.3%                          90.3%                           91.3%
                                             --------------                 --------------                  --------------

Purchased research and development             $      3,697                    $         -                    $          -
    Percentage of total revenues                       3.9%
                                             --------------                 --------------                  --------------

Total operating expenses                       $     86,436           54%      $    56,262           25%      $     45,092
    Percentage of total revenues                      91.2%                          90.3%                           91.3%

         Cost of software sold. Cost of software sold includes 1) amortization of capitalized software development costs and 2) cost of goods. The Company amortizes capitalized software development costs over a product's estimated economic life, generally two years, commencing when a product is available for general commercial release.

                                                                     Fiscal year ended February 28 or 29,
                                                 -----------------------------------------------------------------------------
                                                     1997           Change          1996           Change           1995
                                                 --------------   -----------   --------------    ----------    --------------
Amortization of capitalized software              $       3,543           59%    $       2,228           18%     $       1,884
Percentage of software products revenues                   7.0%                           7.6%                            7.6%
Cost of goods                                     $         989           33%    $         746          -22%     $         958
Percentage of software products revenues                   1.9%                           2.5%                            3.9%
                                                 --------------                 --------------                  --------------

Cost of software sold                             $       4,532           52%    $       2,974            5%     $       2,842
Percentage of software products revenues                   8.9%                          10.1%                           11.5%

         The cost of software sold increased in fiscal 1997 because amortization increased following the general commercial release of additional supply chain management software products for which costs had previously been capitalized. The amount of capitalized software development costs has increased in recent years as the Company has increased its gross product development expenditures for supply chain management software. See "Results of Operations -- Product development." Cost of goods expenses increased in fiscal 1997 mainly because of a write-off of obsolete and slow-moving inventory.

         The cost of software sold decreased as a percentage of software products revenues in fiscal 1997 from fiscal 1996 largely because software products revenues increased more rapidly than the cost of software sold.

         The cost of software sold increased in fiscal 1996 because the amount of the increase in amortization was more than the amount of the decrease in cost of goods. Cost of goods expenses decreased in fiscal 1996 because of decreases in the number of units of personal systems products that were sold and decreases in the per-unit costs of certain personal systems products.

         The cost of software sold decreased as a percentage of software products revenues in fiscal 1996 from fiscal 1995 because software products revenues increased at a greater rate than the cost of software sold and because supply chain management products, which generally have a proportionately lower cost of goods per product, constituted a higher proportion of total software products revenues. Cost of software sold increased less rapidly than software products revenues because of the decrease in the cost of goods component.

         Cost of consulting, maintenance and other services. The cost of consulting, maintenance and other services increased in fiscal 1997 primarily because the Company added personnel in both North America and Europe to provide the consulting and maintenance services that generated the corresponding increase in supply chain management revenues from consulting, maintenance and other services.

         As a percentage of consulting, maintenance and other services revenues, the cost of consulting, maintenance and other services decreased in fiscal 1997 largely because a portion of the increase in corresponding revenues was generated by maintenance and product support, which can be provided more efficiently by serving a larger client base, and because of improved utilization of the Company's consulting employees.

         In fiscal 1996, the cost of consulting, maintenance and other services increased primarily because the Company added consulting personnel, primarily in North America. The increase in the cost of consulting services was partially offset by a decrease in the cost of maintenance. Maintenance expenses decreased in part because the Company created a smaller, more focused group to provide maintenance services and because of improved software quality. In addition, the engineering resources devoted to maintenance decreased because the quality of the Company's software products increased as a result of the Company's effective design and development processes, for which Manugistics' headquarters office received ISO 9001 certification in December 1994.

         As a percentage of consulting, maintenance and other services revenues, the cost of consulting, maintenance and other services decreased in fiscal 1996 principally because a portion of the increase in the corresponding revenues was generated by maintenance and product support, the cost of which decreased and which can be provided more efficiently by serving a larger client base.

         Sales and marketing. Sales and marketing expenses increased in fiscal 1997 and fiscal 1996 because the Company increased its sales and marketing resources in the U.S. and Europe and increased its marketing expenses in connection with expanded product offerings. The Company also incurred increased commission expenses as a result of greater software products license revenues. As a percentage of total revenues, sales and marketing expenses increased in fiscal 1997 principally because these expenses increased at a more rapid rate than total revenues. The Company is continuing to hire and train additional employees and to make other expenditures as it pursues its strategy of expanding its business into new geographic and other markets and expanding its distribution through alliances. As a percentage of fiscal 1996 revenues, sales and marketing expenses increased largely because the Company hired several new sales employees late in the year.

         Product development. The Company records product development expenses net of capitalized software development costs.

                                                                   Fiscal year ended February 28 or 29,
                                               -----------------------------------------------------------------------------
                                                   1997           Change          1996           Change           1995
                                               --------------   -----------   --------------    ----------    --------------
Gross product development costs                 $      24,223           50%    $      16,144           63%     $       9,900
    Percentage of total revenues                        25.6%                          25.9%                           20.0%
Less: Capitalized prod. dev. costs              $       6,843           39%    $       4,915          109%     $       2,350
    Percentage of gross prod. dev. costs                28.3%                          30.4%                           23.7%
                                               --------------                 --------------                  --------------

Product development expenses                    $      17,380           55%    $      11,229           49%     $       7,550
    Percentage of total revenues                        18.3%                          18.0%                           15.3%

         Gross product development costs for fiscal 1997 and fiscal 1996 increased primarily because the Company employed more developers of supply chain management software. The Company hired these developers to develop new software products and new versions of existing products, and to incorporate new technologies into the Company's product offerings. As a percentage of total revenues, net product development expenses increased in fiscal 1997 and fiscal 1996 largely because these expenses increased at a greater rate than total revenues. In fiscal 1998, the Company plans to continue to incur significant product development expenditures as it pursues its strategy of rapidly developing and delivering new products and new product features and functions. See "Forward Looking Statements."

         General and administrative. General and administrative expenses increased in fiscal 1997 and fiscal 1996 primarily because of expenses associated with supporting an organization with more employees and a greater geographic scope. As a percentage of total revenues, general and administrative expenses decreased in fiscal 1997 and fiscal 1996 because the Company was able to use its base of administrative resources to support a larger organizational structure.

         Purchased research and development. During the first quarter of fiscal 1997, the Company acquired by merger all of the outstanding capital stock of Avyx, Inc., a developer and services provider of custom manufacturing scheduling systems. The Company incurred a non-recurring charge to operations of $3.7 million ($.16 per share) in connection with the write-off of purchased in-process research and development costs. This one-time charge affected the Company's operating performance for fiscal 1997. See Note 4 of Notes to Consolidated Financial Statements.

INCOME FROM OPERATIONS:

                                                                         Fiscal year ended February 28 or 29,
                                                     -----------------------------------------------------------------------------
                                                         1997           Change          1996           Change           1995
                                                     --------------   -----------   --------------    ----------    --------------
Income from operations excluding                      $      11,983           98%    $       6,060           40%     $       4,318
     purchased research and development
    Percentage of total revenues                              12.7%                           9.7%                            8.7%

Purchased research and development                    $       3,697                  $           -                   $           -
    Percentage of total revenues                               3.9%

Income from operations                                $       8,286           37%    $       6,060           40%     $       4,318
    Percentage of total revenues                               8.7%                           9.7%                            8.7%

OTHER INCOME:

                                                                Fiscal year ended February 28 or 29,
                                            -----------------------------------------------------------------------------
                                                1997           Change          1996           Change           1995
                                            --------------   -----------   --------------    ----------    --------------
Other income (expense)                       $       1,016           -7%    $       1,097           71%     $         643
    Percentage of total revenues                      1.1%                           1.8%                            1.3%

         Other income (expense) includes income from short term investments, interest expense, foreign currency exchange gains or losses, and other gains or losses. Other income decreased in fiscal 1997 because of slight changes in the various components. Other income increased in fiscal 1996 because income from short term investments increased.

PROVISION FOR INCOME TAXES:

                                                                 Fiscal year ended February 28 or 29,
                                             -----------------------------------------------------------------------------
                                                 1997           Change          1996           Change           1995
                                             --------------   -----------   --------------    ----------    --------------
Pro forma income taxes                        $       3,555           31%    $       2,709           56%     $       1,740
    Percentage of income before taxes                 38.2%                          37.9%                           35.1%
    Percentage of total revenues                       3.8%                           4.3%                            3.5%

Income tax related to
     purchased research and development       $       1,405                  $           -                   $           -

Income taxes                                  $       4,960           83%    $       2,709           56%     $       1,740
    Percentage of income before taxes                 53.3%                          37.9%                           35.1%
    Percentage of total revenues                       5.2%                           4.3%                            3.5%

         The effective tax rate represented by the Company's provision for income taxes in fiscal 1997 was approximately 53%, primarily because the expenses associated with the Company's write-off of purchased research and development costs during the first quarter of fiscal 1997 were not deductible for tax purposes. Excluding the effect of this write-off on taxable income, the pro forma effective tax rate would have been approximately 38%. Management of the Company believes that, in fiscal 1998, the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding one-time charges taken in connection with acquisitions or other transactions. This estimate is based on current domestic and foreign tax law and is thus subject to change. See Note 9 of Notes to Consolidated Financial Statements.

         The effective tax rate represented by the Company's provision for income taxes in fiscal 1996 was approximately 38%, largely because of a reduction of a valuation allowance associated with net operating losses of the Company's Germany subsidiary, which more than offset higher marginal tax rates applicable to certain income generated by the Company's foreign subsidiaries.

NET INCOME AND EARNINGS PER SHARE:

                                                  Fiscal year ended February 28 or 29,
                                           ------------------------------------------------
                                             1997   Change        1996   Change        1995
                                           ------   -------     ------   ------      ------
Net income excluding                       $8,039       81%     $4,448       38%     $3,221
     purchased research and development
    Percentage of total revenues             8.5%                 7.1%                 6.5%

Purchased research and development         $3,697
                                           ------               ------               ------

Net income                                 $4,342       -2%     $4,448       38%     $3,221
    Percentage of total revenues             4.6%                 7.1%                 6.5%
                                           ======               ======               ======

Earnings per share excluding                $0.35       67%      $0.21       31%      $0.16
     purchased research and development

Purchased research and development          $0.16
                                           ------               ------               ------

Earnings per share                          $0.19       10%      $0.21       31%      $0.16
                                           ======               ======               ======
Weighted average common shares
    and equivalent shares outstanding      22,964               21,628               20,574
                                           ======               ======               ======


LIQUIDITY AND CAPITAL RESOURCES

                                                                  February 28 or 29,
                                     -----------------------------------------------------------------------------
                                         1997           Change           1996          Change           1995
                                     --------------    ----------    -------------    ----------    --------------
Working capital                       $     32,499            11%     $     29,201           -4%     $     30,484
Cash, cash equivalents
      and marketable securities       $     22,174            -6%     $     23,479           -6%     $     24,965

         The Company has historically financed its growth primarily through funds generated from operations and through proceeds from offerings of capital stock. The increase in working capital at February 28, 1997 from February 29, 1996 resulted principally from increases in the Company's accounts receivable and cash balances, which more than offset a decrease in marketable securities resulting from the Company's payments in May 1996 in connection with the acquisition of Avyx, Inc. See Note 4 of Notes to Consolidated Financial Statements.

         The Company's operating activities provided cash of $14.2 million, $9.4 million and $6.6 million in fiscal 1997, 1996 and 1995, respectively. Operating cash flows increased largely because the cash flows resulting from net income were augmented by increases in non-cash expenses and increases in deferred revenues, accrued compensation, other accrued liabilities and income taxes payable, and offset by increases in accounts receivable. At fiscal 1997 year end, accounts receivable were $37.1 million, compared to $19.3 million at fiscal 1996 year end, primarily as a result of increases in the number and size of software license transactions. Deferred revenue increased from $6.7 million to $14.0 million because of growth in software licensing activity and increases in related services and maintenance revenues.

         Investing activities used cash of $13.5 million, $9.6 million and $10.8 million in fiscal 1997, 1996 and 1995, respectively. Sales of marketable securities provided cash, but the amounts provided were more than offset by cash used for purchases of property and equipment, capitalization of software development costs, purchases of marketable securities and acquisitions. In accordance with its strategies for positioning itself to be able to meet anticipated demand for supply chain management software and of rapidly delivering new product features and functions, the Company used cash to acquire computer and other equipment, to expand its facilities and to expand its product development efforts.

         Financing activities provided cash of $2.4 million, $0.7 million and $6.8 million in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, cash from financing activities was derived primarily from the exercise of stock options and the issuance of stock under stock purchase plans. See Note 6 of Notes to Consolidated Financial Statements. In fiscal 1995, the Company received approximately $6.8 million from the private placement of 490,000 newly-issued shares of common stock.

         The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request advances in the aggregate amount of up to $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions. (Acquisition-related borrowings are limited to $7.5 million per acquisition.) The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount. This facility succeeds a similar facility that the Company maintained with two commercial banks, one of which is the lender under the current facility, and will expire in September 1997, unless renewed. There were no amounts outstanding under this facility at February 28, 1997.

         During the first quarter of fiscal 1998, the Company and Information Resources, Inc. ("IRI") entered into agreements relating to the Company's development of a supply chain planning solution that will incorporate IRI's point-of-sale scanner data into the Company's supply chain management software. Under the agreements, the Company paid $1.5 million to IRI and the Company will market IRI's point-of-sale data and will have l0-year, exclusive rights among supply chain software vendors in most geographic markets to incorporate IRI's data, the Company and IRI will resell certain of each other's products, and the Company might acquire certain other products of IRI (subject to the satisfaction of certain contingencies).

         As part of these agreements, the Company has committed that it will generate a minimum of $16.5 million in revenues for IRI from specified products over periods of approximately one to three years, beginning after the occurrence of certain events. This commitment is subject to the satisfaction of significant contingencies specified in the agreements. Although the Company currently anticipates that it will be able to produce a sufficient amount of qualifying revenues to satisfy its commitment, if the Company is unable to generate the minimum annual revenues set forth in the agreements, it will be obligated to pay to IRI from its own funds an amount equal to the difference between the qualifying revenues generated and the required minimum, which could result in a decrease in working capital.

         The Company investigates potential candidates for acquisition, joint venture opportunities or other relationships on an ongoing basis. Depending on certain factors, including the amount, nature, method and timing of the consideration to be paid by the Company, any such acquisitions, transactions or relationships might result in a decrease in working capital.

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

FORWARD LOOKING STATEMENTS

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and the "Business" section of this Annual Report on Form l0-K contain certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of l995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated or other expectations expressed in the Company's forward looking statements in this Annual Report or elsewhere in the future. The risks and uncertainties that may affect the business, operating results or financial condition of the Company include those set forth above under "Risk Factors" and the following:

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

         Revenues for any period depend on the volume, timing and size of license agreements. The Company typically ships software products shortly after license agreements are signed, and, therefore, does not maintain any material contract backlog. The timing of license agreements is difficult to forecast because software sales cycles are affected by the size of transactions and other external factors such as general business or economic conditions or competitors' actions. A small variation in the timing of software licensing transactions, particularly at or near the end of any quarter or year, can cause significant variations in software products license revenues in any period.

         There can be no assurance that the Company will be able to attract complemenatary software vendors, consulting firms or other organizations that will be able to market the Company's products effectively or that will be qualified to provide timely and cost-effective customer support and service. In addition, there can be no assurance that any organization will continue its involvement with the Company and its products, and the loss of important organizations could materially adversely affect the Company's results of operations.

         The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements and supplementary data, together with the report of Deloitte & Touche LLP, independent auditors, are included in Part IV of this Form 10-K. Reference is made to the "Index to Consolidated Financial Statements" on page 41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Reference is made to the information set forth in the definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended February 28, 1997) (the "Proxy Statement") under the caption "Election of Directors," and to the information set forth in Part I of this Annual Report on Form 10-K regarding executive officers under the caption "Item 4A. Executive Officers of the Registrant."

ITEM 11.     EXECUTIVE COMPENSATION.

         Reference is made to the information set forth in the Proxy Statement under the caption "Executive Compensation."

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Reference is made to the information set forth in the Proxy Statement under the caption "Ownership of Common Stock."

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the information set forth in the Proxy Statement under the caption "Certain Business Relationships."

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Documents filed as a part of this Report:

         (1)     Financial Statements:

                                                                                                         Page Number
                                                                                                      In This Report
                                                                                                      --------------
                 Report of Independent Auditors                                                                  F-1

                 Consolidated Balance Sheets as of February 28, 1997
                 and February 29, 1996                                                                           F-2

                 Consolidated Statements of Operations for Each of the Three Years in
                 the Period Ended February 28, 1997                                                              F-3

                 Consolidated Statements of Stockholders' Equity for Each of the Three
                 Years in the Period Ended February 28, 1997                                                     F-4

                 Consolidated Statements of Cash Flows for Each of the Three Years in
                 the Period Ended February 28, 1997                                                              F-5

                 Notes to Consolidated Financial Statements                                                      F-6


         The financial statements listed above and the financial statement schedule listed below are filed as part of this Annual Report on Form 10-K.

         (2)     Financial Statement Schedule:

                 (A)      Schedule II - Valuation and Qualifying Accounts                                        S-2

         Schedules other than the one listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto contained in this Annual Report on Form 10-K.

         (3)     Exhibits

         The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits 10.1, 10.2, 10.3, 10.11, 10.12 and 10.15 are compensatory plans required to be filed as exhibits pursuant to Item 14(c) of this report.

Number           Notes    Description
------           -----    -----------

2.1              (B)(i)   Asset Purchase Agreement dated as of the 19th of
                          May, 1994 by and among Manugistics (Deutschland)
                          GmbH, Societe de Traitments et de Services
                          Conversationnels S.A., Dr. Rudolf Lewandowski,
                          sole proprietor of Marketing Systems SP, Marketing
                          Systems S.A.R.L. and Dr. Rudolf Lewandowski, as
                          amended.

2.2              (B)      Shareholders' Agreement dated May 19, 1994 between
                          Manugistics Group, Inc. and Dr. Rudolf Lewandowski,
                          individually and d/b/a Marketing Systems SP.

2.3              (B)      Guaranty dated May 19, 1994 by the Company in favor
                          of Marketing Systems SP.

3.1              (A)      Certificate of Incorporation of the Company, as amended.

3.2              (A)      Amended and Restated By-Laws of the Company.

10.1             (J)      Employee Incentive Stock Option Plan of the Company,
                          as amended.

10.2             (J)      Employee Stock Option Plan of the Company, as amended.

10.3             (A)      Merger Stock Option Plan of the Company, as amended.

10.4             (A)      Form of Notice of Grant of Option pursuant to the
                          Director Stock Option Plan.

10.7             (A)      Lease Agreement dated May 1, 1992 between the Company
                          and GTE Realty Corporation.

10.7(a)          (E)      First Amendment to Lease Agreement dated July 19, 1993
                          between the Company and GTE Realty Corporation.

10.7(b)          (E)      Second Amendment to Lease Agreement dated April 13,
                          1994 between the Company and East Jefferson Associates.

10.7(c)          (E)      Third Amendment to Lease Agreement dated May 1, 1994
                          between the Company and East Jefferson Associates.

10.7(d)          (E)      Fourth Amendment to Lease Agreement dated February 27,
                          1996 between the Company and East Jefferson
                          Associates.

10.7(e)                   Fifth Amendment to Lease Agreement dated September 6,
                          1996 between the State of Maryland and the Company

10.7(f)                   Sixth Amendment to Lease Agreement dated October 10,
                          1996 between the State of Maryland and the Company

10.7(g)                   Seventh Amendment to Lease Agreement dated April 25,
                          1997 between the State of Maryland and the Company

10.10                     Agreement dated July 26, 1994 between the Company and
                          The Dun & Bradstreet Corporation, as amended

10.11            (D)      Outside Directors Non-Qualified Stock Option Plan

10.12            (D)      Executive Incentive Stock Option Plan

10.13            (H)      Financing Agreement dated as of April 24, 1996 by and
                          among the Company, NationsBank, N.A. and Silicon
                          Valley Bank, N.A.

10.14            (H)      Form of Revolving Promissory Note dated April 24, 1996
                          by the Company in favor of NationsBank, N.A.

10.15            (F)      Employee Stock Purchase Plan of the Company
                          (previously identified as Exhibit 10.14)

10.16            (G)(i)   Purchase Agreement dated November 20, 1995 by and
                          among Manugistics, Inc., Dr. Rudolf Lewandowski and
                          Marketing Systems S.A.R.L.

10.17            (H)      Sublease dated May 5, 1995 between the Company and
                          NationsBank, N.A., as amended

10.18            (I)      Agreement and Plan of Merger dated May 24, 1996
                          between Avyx, Inc., Manugistics Acquisition, Inc. and
                          the Company

10.19            (I)      Consulting Agreement dated May 24, 1996 between The
                          Kendall Group, Inc. and the Company

10.20            (I)      Confidentiality, Non-Competition and Non-Solicitation
                          Agreement dated May 24, 1996 between the Company and
                          John K. Willoughby and Jo Anne Gardner

10.21            (K)      Financing Agreement dated as of September 30, 1996 by
                          and among the Company and NationsBank, N.A.

10.22            (K)      Form of Revolving Promissory Note dated September 30,
                          1996 by the Company in favor of NationsBank, N.A.

10.23                     Sublease Agreement between CTA Incorporated and the
                          Company dated May 23, 1996

10.24            (ii)     Data Marketing and Guaranteed Revenue Agreement dated
                          March 7, 1997 between the Company and Information
                          Resources, Inc.

10.25            (ii)     Asset Purchase Agreement dated March 7, 1997 between
                          Manugistics, Inc., Manugistics Services, Inc., IRI
                          Logistics, Inc. and Information Resources, Inc.

11                        Statement re: Computation of Per Share Earnings

21                        Subsidiaries of the Company

23                        Independent Auditors' Consent

27                        Financial Data Schedule


(A) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (NO. 33-65312).
(B) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1994.
(C) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JULY 27, 1994.
(D) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1994.
(E) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995.
(F) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1995.
(G) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1995.
(H) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996.
(I) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1996.
(J) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S DEFINITIVE PROXY STATEMENT RELATING TO THE 1996 ANNUAL MEETING OF SHAREHOLDERS DATED JUNE 20, 1996.
(K) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1996.

(i) CONFIDENTIAL TREATMENT PREVIOUSLY GRANTED FOR CERTAIN PORTIONS OF THIS EXHIBIT.

(ii)     CONFIDENTIAL TREATMENT REQUESTED FOR CERTAIN PORTIONS OF THIS EXHIBIT.




(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter ended February 28, 1997.

(c)      Exhibits

         See the response to Item 14(a)(3) above.

(d)      Financial Statement Schedules

         The financial statement schedule required to be filed is listed in the response to Item 14(a)(2) above, and appears on page S-2 of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 1997.

MANUGISTICS GROUP, INC.
(Registrant)

By:/s/William M. Gibson
   ----------------------
William M. Gibson
President, Chief Executive Officer
and Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 28, 1997.

 /s/William M. Gibson                           /s/Peter Q. Repetti
 ----------------------                         -----------------------
 William M. Gibson                              Peter Q. Repetti
 President, Chief Executive Officer and         Vice President, Finance and Administration
 Chairman of the Board of Directors             and Chief Financial Officer
 (Principal executive officer)                  (Principal financial officer and
                                                principal accounting officer)


 /s/Jack A. Arnow                               /s/Joseph H. Jacovini
 ----------------------                         -----------------------
 Jack A. Arnow                                  Joseph H. Jacovini
 Director                                       Director


 /s/J. Michael Cline                            /s/William G. Nelson
 ----------------------                         -----------------------
 J. Michael Cline                               William G. Nelson
 Director                                       Director

 /s/ Lynn C. Fritz                              /s/Thomas A. Skelton
 ----------------------                         -----------------------
 Lynn C. Fritz                                  Thomas A. Skelton
 Director                                       Director

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Manugistics Group, Inc.:

We have audited the accompanying consolidated balance sheets of Manugistics Group, Inc. (the Company) and its subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, on May 9, 1997, the Directors of the Company declared a two-for-one stock split to be paid in the form of a stock dividend effective June 11, 1997 to shareholders of record as of May 23, 1997. All applicable share and per share amounts have been adjusted to reflect the stock split.


DELOITTE & TOUCHE LLP
Washington, D.C.
March 28, 1997 (except Note 12 as to which the date is May 9, 1997)

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


ASSETS                                                                                       1997              1996
                                                                                  --------------------------------------
                                                                                              (IN THOUSANDS)
CURRENT ASSETS:
    Cash and cash equivalents                                                        $        8,543   $         4,921
    Marketable securities                                                                    13,631            18,558
    Accounts receivable (net of allowance for returns and
       uncollectible accounts - 1997, $1,215; 1996, $711)                                    37,093            19,281
    Prepaid expenses and other current assets                                                 1,221             1,354
    Deferred taxes                                                                            1,054               809
                                                                                     --------------   ---------------
                      Total current assets                                                   61,542            44,923

PROPERTY AND EQUIPMENT - Net                                                                 10,355             6,046

OTHER NONCURRENT ASSETS:
    Software development costs (net of accumulated
       amortization - 1997, $6,375; 1996, $2,956)                                             9,932             6,084
    Intangibles (net of accumulated amortization -
       1997, $1,943; 1996, $992)                                                              2,130             2,927
    Other noncurrent assets                                                                     364               451
                                                                                     --------------   ---------------
TOTAL                                                                                $       84,323   $        60,431
                                                                                     ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                 $        4,244   $         3,282
    Accrued compensation                                                                      6,181             1,727
    Other accrued expenses                                                                    3,393             3,184
    Deferred revenue                                                                         13,808             6,652
    Current portion of long-term debt                                                           191               155
    Income taxes payable                                                                      1,226               722
                                                                                     --------------   ---------------
                       Total current liabilities                                             29,043            15,722

LONG-TERM DEBT                                                                                  220               182

DEFERRED TAXES                                                                                1,467             1,585

COMMITMENTS AND CONTINGENCIES                                                                     -                 -

STOCKHOLDERS' EQUITY:
    Preferred stock                                                                               -                 -
    Common stock - $.002 par value; 30,000,000 shares
        authorized; shares issued, 22,429,414 in 1997;
        10,846,502 in 1996; shares outstanding,
        21,676,904 in 1997; 10,456,247 in 1996                                                   44                22
    Additional paid-in capital                                                               38,837            33,131
    Retained earnings                                                                        14,970            10,628
    Translation adjustment                                                                      459               (95)
    Treasury stock - shares at cost, 752,510 in 1997; 390,255 in 1996                          (717)             (744)
                                                                                     --------------   ---------------

                       Total stockholders' equity                                            53,593            42,942
                                                                                     --------------   ---------------

TOTAL                                                                                $       84,323   $        60,431
                                                                                     ==============   ===============


See notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED FEBRUARY 28 OR 29,
                                                                        ---------------------------------------------
                                                                               1997             1996             1995
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
             Software products                                             $ 50,778         $ 29,494         $ 24,758
             Consulting, maintenance and other services                      43,944           32,828           24,652
                                                                          ---------        ---------        ---------

                          Total revenues                                     94,722           62,322           49,410
                                                                          ---------        ---------        ---------

OPERATING EXPENSES:
             Cost of software sold                                            4,532            2,974            2,842
             Cost of consulting, maintenance and other services              19,101           14,614           12,990
             Sales and marketing                                             32,909           21,365           16,580
             Product development                                             17,380           11,229            7,550
             General and administrative                                       8,817            6,080            5,130
             Purchased research and development                               3,697                -                -
                                                                          ---------        ---------        ---------

                          Total operating expenses                           86,436           56,262           45,092
                                                                          ---------        ---------        ---------

INCOME FROM OPERATIONS                                                        8,286            6,060            4,318
                                                                          ---------        ---------        ---------

OTHER INCOME (EXPENSE):
             Interest income                                                  1,201            1,204              717
             Interest expense                                                   (58)             (91)             (59)
             Other                                                             (127)             (16)             (15)
                                                                          ---------        ---------        ---------

                          Other income - net                                  1,016            1,097              643
                                                                          ---------        ---------        ---------

INCOME BEFORE INCOME TAXES                                                    9,302            7,157            4,961

PROVISION FOR INCOME TAXES                                                    4,960            2,709            1,740
                                                                          ---------        ---------        ---------

NET INCOME                                                                  $ 4,342          $ 4,448          $ 3,221
                                                                          =========        =========        =========

EARNINGS PER SHARE                                                            $0.19            $0.21            $0.16
                                                                          =========        =========        =========


WEIGHTED AVERAGE COMMON SHARES
    AND EQUIVALENT SHARES OUTSTANDING
                                                                             22,964           21,628           20,574
                                                                          =========        =========        =========

See notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 and FEBRUARY 28, 1995
                                 (In thousands)




                                                                      COMMON STOCK
                                                       -------------------------------------------
                                                                            PAR        PAID-IN         RETAINED
                                                                 SHARES    VALUE       CAPITAL         EARNINGS

BALANCE, MARCH 1, 1994                                            9,853   $   20       $    22,819     $    2,959

    Issuance of common stock                                        490        1             6,837              -
    Tax benefit of options exercised                                  -        -             1,065              -
    Exercise of stock options                                       189        -               228              -
    Amortization of deferred compensation                             -        -                 -              -
    Translation adjustment                                            -        -                 -              -
    Net income                                                        -        -                 -          3,221
                                                          -------------   ------       -----------     ----------

BALANCE, FEBRUARY 28, 1995                                       10,532       21            30,949          6,180

    Issuance of common stock                                         42        -               377              -
    Tax benefit of options exercised                                  -        -             1,056              -
    Exercise of stock options                                       273        1               538              -
    Issuance of treasury stock                                        -        -               211              -
    Amortization of deferred compensation                             -        -                 -              -
    Translation adjustment                                            -        -                 -              -
    Net Income                                                        -        -                 -          4,448
                                                          -------------   ------       -----------     ----------

BALANCE, FEBRUARY 29, 1996                                       10,847       22            33,131         10,628

    Issuance of common stock                                         50        -               733              -
    Tax benefit of options exercised                                  -        -             2,591              -
    Exercise of stock options                                       318        -             1,907              -
    Fair value of options issued                                      -        -               217              -
    Compensation expense                                              -        -                69              -
    Issuance of treasury stock                                        -        -               211              -
    Translation adjustment                                            -        -                 -              -
    Net Income                                                        -        -                 -          4,342
    Two-for-one stock split                                      11,214       22               (22)             -
                                                          -------------   ------       -----------     ----------

BALANCE, FEBRUARY 28, 1997                                       22,429      $44       $    38,837      $  14,970
                                                          =============   ======       ===========     ==========





                                                            TRANSLATION       TREASURY          DEFERRED
                                                            ADJUSTMENT         STOCK          COMPENSATION          TOTAL

BALANCE, MARCH 1, 1994                                   $           (86)   $      (771)    $             (42)       $24,899

    Issuance of common stock                                           -              -                     -          6,838
    Tax benefit of options exercised                                   -              -                     -          1,065
    Exercise of stock options                                          -              -                     -            228
    Amortization of deferred compensation                              -              -                    30             30
    Translation adjustment                                           231              -                     -            231
    Net income                                                         -              -                     -          3,221
                                                         ---------------    -----------     -----------------       --------

BALANCE, FEBRUARY 28, 1995                                           145           (771)                  (12)        36,512

    Issuance of common stock                                           -              -                     -            377
    Tax benefit of options exercised                                   -              -                     -          1,056
    Exercise of stock options                                          -              -                     -            539
    Issuance of treasury stock                                         -             27                     -            238
    Amortization of deferred compensation                              -              -                    12             12
    Translation adjustment                                          (240)             -                     -           (240)
    Net Income                                                         -              -                     -          4,448
                                                         ---------------    -----------     -----------------       --------

BALANCE, FEBRUARY 29, 1996                                           (95)          (744)                    -         42,942

    Issuance of common stock                                           -              -                     -            733
    Tax benefit of options exercised                                   -              -                     -          2,591
    Exercise of stock options                                          -              -                     -          1,907
    Fair value of options issued                                       -              -                     -            217
    Compensation expense                                               -              -                     -             69
    Issuance of treasury stock                                         -             27                     -            238
    Translation adjustment                                           554              -                     -            554
    Net Income                                                         -              -                     -          4,342
    Two-for-one stock split                                            -              -                     -              -
                                                         ---------------    -----------     -----------------       --------

BALANCE, FEBRUARY 28, 1997                               $           459    $      (717)                    -       $ 53,593
                                                         ===============    ===========     =================       ========


See notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED FEBRUARY 28 OR 29,
                                                                                    ----------------------------------------------
                                                                                            1997            1996             1995
                                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $      4,342    $      4,448    $       3,221
    Adjustments to reconcile net income to net cash
            provided by operating activities:
            Depreciation and amortization                                                  7,986           4,543            3,432
            Write-off of purchased research and development                                3,697               -                -
            Other                                                                            345             466             (135)
             Changes in assets and liabilities (net of the
                 effects of acquisitions):
                 Accounts receivable                                                     (17,642)         (4,096)          (4,033)
                 Prepaid expenses and other current assets                                   137            (408)             373
                 Other noncurrent assets                                                      97              32              (86)
                 Accounts payable and accrued expenses                                       629           2,276              740
                 Accrued compensation                                                      4,454            (169)             598
                 Deferred revenue                                                          7,047             863            1,136
                 Income taxes payable                                                      3,095           1,468            1,347
                                                                                    ------------   -------------     ------------


                      Net cash provided by operating activities                           14,187           9,423            6,593
                                                                                    ------------   -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of marketable securities                                                          7,933           5,570            2,635
    Purchase of marketable securities                                                     (3,006)         (3,662)          (7,435)
    Purchase of property and equipment                                                    (7,130)         (5,126)          (1,803)
    Acquisition of Avyx, Inc. and Marketing Systems GmbH (Note 4)                         (3,582)         (1,068)          (1,505)
    Purchase of treasury stock                                                                 -               -             (334)
    Capitalization of computer software development costs                                 (6,843)         (4,915)          (2,350)
    Purchase of software licenses for resale                                                (878)           (382)             (50)
                                                                                    ------------   -------------     ------------


                      Net cash used in investing activities                              (13,506)         (9,583)         (10,842)
                                                                                    ------------   -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing under line of credit                                                         1,000               -                -
    Payments under line of credit                                                         (1,000)              -                -
    Payments under long-term obligations                                                    (273)           (188)            (250)
    Proceeds from sale of common stock                                                       733             377            6,838
    Proceeds from exercise of stock options                                                1,907             539              228
                                                                                    ------------   -------------     ------------


                      Net cash provided by financing activities                            2,367             728            6,816
                                                                                    ------------   -------------     ------------


EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                                   574            (246)              35
                                                                                    ------------   -------------     ------------


NET INCREASE IN CASH                                                                       3,622             322            2,602


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               4,921           4,599            1,997

                                                                                    ------------   -------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                              $      8,543   $       4,921     $      4,599
                                                                                    ============   =============     ============


     See notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED FEBRUARY 28, 1997

Manugistics Group, Inc. has the following operating subsidiaries: Manugistics, Inc.; Manugistics Colorado, Inc.; Manugistics Canada Ltd.; Manugistics U.K. Ltd.; Manugistics (Deutschland) GmbH; and Manugistics France S.A.; (collectively, the "Company"). The Company develops, markets and supports software products for synchronized supply chain management and provides related services. Synchronized supply chain management refers to managing the complex interactions involved in the flows of products through the supply chain, and involves forecasting product demand and coordinating the timing of distribution, manufacturing, procurement, and transportation activities to meet this demand, not only across an entire enterprise, but also among an enterprise and its suppliers and customers. The Company believes it is the only provider of an integrated suite of strategic, tactical and operational supply chain planning tools including a high level optimizer and products that address the four key operational areas of supply chain management: demand planning, supply planning, manufacturing scheduling and transportation management. Additionally, the Company markets and supports the STATGRAPHICS personal systems product, which provides statistical tools for quality management in manufacturing companies.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of Manugistics Group, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

      Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition - The Company recognizes revenue in accordance with the provisions of the AICPA's Statement of Position 91-1, "Software Revenue Recognition." Software license revenues from supply chain management products are recognized upon the customer's execution of a noncancellable license agreement and shipment of the software, provided that no significant vendor obligations remain outstanding, amounts are due within one year and collection is considered probable by management. Software license revenues from the sale of personal systems products are recognized upon the Company's shipment of the software.

      Revenues from consulting services are recognized when the services are provided. Revenues from maintenance and other support services are deferred and recognized on a straight-line basis over the term of the agreement.

      Amounts received in advance of revenue recognition are classified as deferred revenue.

      Cash and Cash Equivalents - The Company considers cash on hand, deposits in banks, and highly liquid investments with an original maturity of three months or less as cash and cash equivalents.

      Marketable Securities - The Company has classified its short-term marketable securities as available-for-sale. At February 28, 1997 and February 29, 1996, marketable securities consisted of investments in municipal bonds and other short-term investments, and cost approximated market value.

      Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities and accounts receivable. The Company has investment policies that limit investments to investment grade securities and that limit the amount of credit exposure to any one issuer. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential losses, but does not require collateral. The Company's credit risk is also further mitigated as its customer base is diversified, geographically and by industry.

      Fair Values of Financial Instruments - The carrying values of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable approximate fair value due to the short maturities of such instruments. The carrying value of long-term debt approximates fair value based on current rates offered to the Company for debt with similar collateral and guarantees, if any, and maturities.

      Property and Equipment - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years.

      Software Development Costs - Certain software development costs are capitalized upon establishment of technological feasibility. Costs incurred prior to establishing technological feasibility are charged to product development expense as incurred. Capitalized costs are amortized over the estimated economic life of the product, generally two years, commencing with the date the product is available for general release.

      Intangibles - Intangibles include intellectual property, customer lists and goodwill. Intellectual property and goodwill are amortized on a straight-line basis and customer lists are amortized using the double declining balance method. The amortization period for these assets is five years or less, commencing on the date of acquisition (see Note 4).

      Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In the event an evaluation of recoverability is required, the estimated future undiscounted net cash flows of the assets would be compared to the assets' carrying amount to determine if a write down is required.

      Income Taxes - The provision for income taxes is based on income recognized for financial reporting purposes and includes the effects of temporary differences between such income and income recognized for income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Foreign Currency Translation - Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. The related revenues and expenses are translated at the prevailing exchange rate during the reporting period. Translation adjustments related to this process are charged to stockholders' equity.

      Earnings Per Share - Earnings per share data are computed using the weighted average number of shares of common stock outstanding and common equivalent shares; common equivalent shares include dilutive stock options and are calculated using the treasury stock method. Fully diluted earnings per share have been excluded since they are approximately the same as primary earnings per share. See Note 12, "Subsequent Events".

      Stock-Based Compensation Plans - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued in October 1995 and is effective for the Company's 1997 fiscal year. As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has made the pro forma disclosure required by SFAS 123 in Note 6.

      New Accounting Pronouncements - In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") was issued and will be effective for the Company's 1998 fiscal year. This statement replaces the presentation of primary earnings per share with basic earnings per share and requires a reconciliation of basic earnings per share to fully diluted earnings per share. Fully diluted earnings per share is computed similarly to the previous requirements. The Company's computation of basic earnings per share under SFAS No. 128, which excludes the dilutive effect of stock options, would have been $0.21, $0.22, and $0.17 in 1997, 1996 and 1995, respectively.

      Reclassification of Account Balances - Certain prior year amounts have been reclassified for comparability with the current year's financial statement presentation.

2.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following amounts as of February 28, 1997 and February 29, 1996:

                                                                                       1997            1996
                                                                                 ----------------------------
                                                                                         (IN THOUSANDS)
      Computer equipment and software                                                $12,205          $7,278
      Office furniture and equipment                                                   4,165           2,876
      Leasehold improvements                                                           2,192           1,011
                                                                                 ------------   -------------
                             Total                                                    18,562          11,165
      Less accumulated depreciation and amortization                                  (8,207)         (5,119)
                                                                                 ------------   -------------
      Property and equipment - net                                                   $10,355          $6,046
                                                                                 ============   =============

      Depreciation expense during fiscal years 1997, 1996, and 1995 was $3,031,000, $1,631,000, and $1,062,000 respectively.

3.    SOFTWARE DEVELOPMENT COSTS

      The Company has capitalized purchased software costs during fiscal years 1997, 1996 and 1995 of approximately $878,000, $382,000 and $50,000, respectively, which are being amortized on a straight-line basis over useful lives of up to three years. Amortization expense of $331,000, $51,000 and $30,000 was recorded during fiscal years 1997, 1996, and 1995, respectively.

      During fiscal years 1997, 1996, and 1995, the Company capitalized internal computer software development costs of $6,843,000, $4,915,000 and $2,350,000 respectively. Such costs are being amortized on a straight-line basis over the estimated life of the products, which is generally two years.

      Amortization expense of $3,230,000,  $2,228,000 and $1,884,000 was recorded for fiscal years 1997, 1996, and 1995, respectively.

      In addition, during fiscal year 1997, the Company wrote off approximately $312,000 of internally capitalized computer software development costs. These capitalized costs were deemed to exceed their future net realizable value as a result of new technologies acquired in conjunction with the purchase of Avyx, Inc. (Note 4).

4.    ACQUISITION OF ASSETS

      Avyx, Inc.

      On May 24, 1996, the Company acquired by merger Avyx, Inc., a custom developer and services provider of manufacturing scheduling software, based in Colorado. The total purchase price was $3,799,000, primarily comprised of cash, assumed liabilities, and acquisition costs.

      The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated among the identifiable tangible assets and liabilities based on their respective fair market values. In addition, the purchase price was also allocated to certain intangible assets, such as existing software products which had reached technological feasibility, and in-process software development efforts which had not reached technological feasibility ("purchased research and development"). The write-off of purchased research and development, resulted in a one-time charge in the Company's operating results, and reduced net income for fiscal year 1997 by $3,697,000, or $0.16 per share. The excess of purchase price over these estimated fair values of the net assets acquired was accounted for as goodwill. Amounts allocated to existing software products and goodwill are being amortized on a straight-line basis over five years.

      Consolidated pro forma revenues, income, and earnings per share would not have been materially different from the reported amounts for the fiscal years ended February 28, 1997 and February 29, 1996, excluding the one-time charge for purchased research and development costs. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal year 1996.

      In addition, the Company entered into a three-year non-compete agreement with two of the principals of Avyx, Inc., who did not become employees of the Company, in exchange for an option to purchase 60,000 shares of the Company's common stock. The agreement was valued at $217,000, which represented the estimated fair value of the stock options issued, and is being amortized over the life of the agreement, which is three years.

      Marketing Systems GmbH

      Effective June 1, 1994, the Company acquired certain assets of a division of Marketing Systems GmbH, a closely-held German company. Under the acquisition agreement, the Company made an initial cash payment of approximately $1,000,000 and delivered 100,000 unregistered shares of the Company's common stock to the seller. The original agreement provided that the Company would make additional annual payments if revenues generated in connection with acquired assets exceeded certain performance objectives. The Company allocated the initial payment to the tangible and intangible property acquired.

      Subsequent to the acquisition, the Company determined that the "causal analysis" capability and other functionality contained in the acquired intellectual property assets could be incorporated into the Demand Planning product family (later named "Demand Planning Extended Edition"), thereby generating greater potential value to the Company. Consequently, the performance objectives contained in the original purchase agreement were no longer relevant. In view of the foregoing, a new agreement was entered into in November 1995 to increase the initial acquisition cost and payment to the seller by approximately $2,000,000. The additional payment, consisting of approximately $1,000,000 in cash and 112,000 unregistered shares of the Company's common stock, represented the remaining balance of management's estimated value of the assets acquired. The total value of the cash and stock was recorded as goodwill. Under the agreement, the Company commenced delivering the shares of stock in four equal quarterly installments in November 1995. At February 28, 1997, all shares had been issued pursuant to the agreement. Under the terms of the November 1995 agreement, the Company may be required to make certain additional annual cash payments, subject to the achievement of certain revenue-based performance objectives for Demand Planning Extended Edition. No payments have been made under this agreement at February 28, 1997.

      Had the acquisition been completed as of March 1, 1994, fiscal year 1995 revenue, net income and earnings per share would have been $50,110,000, $2,886,000 and $0.14 per share, respectively, (unaudited). The unaudited pro forma information is not necessarily indicative either of results of operations that would have occurred had the purchase been made on March 1, 1994, or future results of combined operations.

      5.         DEBT

      Long-term debt and other borrowings consisted of the following amounts as of February 28, 1997 and February 29, 1996:

                                                       1997      1996
                                                     ----------------
                                                     (IN THOUSANDS)
      Treasury stock notes payable                   $  182   $   250
      Capital lease obligations (see Note 8)            229        87
                                                      -----   -------
      Total                                             411       337
      Less - current portion                           (191)     (155)
                                                      -----   -------
      Total long-term debt                           $  220   $   182
                                                     ======   =======

      Treasury Stock Notes Payable - The Company has a total of three notes outstanding to former employees which were issued as partial consideration for common stock repurchased from these individuals upon their termination of employment with the Company. The notes accrue interest at 1.5% below the prime rate of interest. The interest rate at February 28, 1997 and February 29, 1996 was 6.75%. A fixed portion of the principal balance of the notes and the interest thereon is payable in annual installments. The notes mature over varying terms ranging from one to four years.

      Principal repayment requirements under the notes payable and capital lease obligations for each of the four succeeding years beginning March 1, 1997 are as follows: $191,000 for 1997, $176,000 for 1998, $22,000 for 1999 and $22,000 for 2000.

      Line of Credit - The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request advances in an aggregate amount of up to $10,000,000. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions. (Acquisition-related borrowings are limited to $7,500,000 per acquisition). For the interest rate on borrowings, the Company may select either the prime rate of the lender or either the three-month or six-month London Interbank Offered Rate (LIBOR) plus one and one-half percent. The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount, and the Company is subject to a covenant not to pay or declare cash dividends. This facility succeeds a similar facility that the Company maintained with two commercial banks, one of which is the lender under the current facility, and will expire in September 1997, unless renewed. There were no outstanding amounts under the credit facility at February 28, 1997.

6.    STOCKHOLDERS' EQUITY

      Preferred Stock - All of the Company's shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were retired when such shares were automatically converted into shares of Common Stock upon the closing of the Company's underwritten offering during fiscal 1994. Such shares cannot be reissued. During fiscal 1997, the Company formally eliminated the Series A and Series B Convertible Preferred Stock, reducing the number of shares of the Company's authorized $.01 par value preferred stock by 1,129,747 shares, from 5,750,000 shares to 4,620,253 shares. As of February 28, 1997, no preferred shares were outstanding.

      Common Stock - The Company has authorized 30,000,000 shares of $.002 par value common stock. No cash dividends on common stock have been declared or paid in any of fiscal years 1997, 1996, or 1995.

      Employee Stock Purchase Plan - In October 1994, the Company adopted an employee stock purchase plan ("ESPP") that authorizes the Company to sell up to 500,000 shares of common stock to employees through voluntary payroll withholdings. The stock price to employees is equal to 85% or 95% of the market price on the lower of either the first or last day of each six-month withholding period. Payroll deductions may not exceed 10% of a participant's base salary and stock purchased may not exceed $25,000 per year. The Company has sold 100,818 shares and 84,404 shares in fiscal 1997 and 1996, respectively. The weighted average fair value of shares sold in 1997 and 1996 was $14.09 and $7.13, respectively.

      Stock Options

      The Company has an employee stock option plan under which non-qualified options of up to 5,564,238 shares may be granted to employees to purchase common stock at prices not less than the fair market value at the time of grant. Under the plan, prior to 1994, options vested and became exercisable four years from the date of grant. In 1994, the Company amended the plan such that options granted after the amendment vest and become exercisable ratably over a four-year period from the date of grant. The right to exercise the vested options expires upon the earlier of either ten years (or for options granted prior to 1994, eleven years) from the date of grant, or within thirty days of termination of employment. As of February 28, 1997, the Company has granted options on 4,801,386 shares.

      In 1994, the Company adopted the 1994 Outside Directors Non-Qualified Stock Option Plan, which provides for the grant of stock options of up to 200,000 shares to the Company's non-employee directors. Under this plan, non-qualified options are granted annually at the fair market value of the Company's common stock on the date of grant. The number of options granted annually to each non-employee director is fixed by the plan. Options become fully exercisable on the first anniversary of the date of grant. Under this plan, options may be granted over a ten year period through May 23, 2004. As of February 28, 1997, the Company has granted options on 132,500 shares.

      In January 1996, the Company amended its Employee Incentive Stock Option Plan, whereby the Company may grant options of up to 1,805,950 shares to certain key executive employees. Options are granted at an exercise price equal to or greater than the fair market value of the stock on the date of grant and expire ten years from the date of grant. All options granted vest in accordance with plan terms. As of February 28, 1997 the Company has granted options on 1,610,000 shares.

      In 1994, the Company adopted the 1994 Executive Incentive Stock Option Plan, whereby the Company may grant options to certain key executive officers of the Company of up to 1,750,000 shares. Options are granted at an exercise price equal to or greater than the fair market value of the stock on the date of grant and expire ten years from the date of grant. Options will vest ratably over a four-year period. As of February 28, 1997 the Company has granted options on 57,654 shares.

      A summary of the status of the Company's stock option plans at February 28, 1997, February 29, 1996, and February 28, 1995, and changes during the years then ended is presented below:

                                                          1997                         1996                          1995
                                                ---------------------------   -------------------------   --------------------------
                                                                             (SHARE AMOUNTS IN THOUSANDS)
                                                   Option to                      Option to                   Option to
                                                   Purchase         Wtd Avg        Purchase     Wtd Avg        Purchase      Wtd Avg
                                                    Shares         Ex Price         Shares     Ex Price         Shares      Ex Price
                                                ---------------------------   -------------------------   --------------------------
       Outstanding at Beginning of Year                  3,324     $   4.20           2,840      $ 2.56    $    2,556     $     1.67
       Options Granted at Fair Value                     1,290        11.54           1,182        6.67           946           4.14
       Options Granted Greater Than Fair Value              24         8.01               -           -             -              -
       Exercised                                          (636)        3.00            (546)       1.00          (378)          0.61
       Cancelled                                          (216)        5.19            (152)       4.45          (284)          2.41
                                                ---------------               --------------              --------------
       Outstanding at end of year                        3,786     $   6.78           3,324      $ 4.20         2,840      $    2.56
                                                ===============               ==============              ==============
       Exercisable at end of year                        1,082                          942                       854
                                                ===============               ==============              ==============

      The weighted average fair value of options granted in 1997 and 1996 was $5.19 and $3.51, respectively. A summary of the weighted average remaining contractual life and the weighted average exercise price of options outstanding as of February 28, 1997 is presented below (share amounts in thousands):

                                     WEIGHTED AVG
                        NUMBER        REMAINING                          NUMBER        WEIGHTED AVG
      RANGE OF      OUTSTANDING AT   CONTRACTUAL     WEIGHTED AVG     EXERCISABLE        EXERCISE
  EXERCISE PRICES      2/28/97           LIFE       EXERCISE PRICE      AT 2/28/97         PRICE
---------------------------------------------------------------------------------------------------
   $ 0.22 - $ 3.00          668           4.33             $1.38              662         $   1.37

     3.28 - 5.25          1,028           7.77              4.41              262             4.45

     5.38 - 7.57            958           8.48              6.93              148             7.40

     7.63 - 9.75            828           9.33              9.35               10             8.57

    9.82  - 25.57           304           9.80             19.09                -             9.82
                     ----------     ----------       -----------    -------------        ---------
  $ 0.22  - $ 25.57       3,786           7.85             $6.78            1,082          $  3.00
                     ==========                                     ==============

      Stock-Based Compensation

      As permitted under SFAS 123, the Company continues to account for stock-based compensation to employees in accordance with APB Opinion No. 25, under which no compensation expense is recognized, since the exercise price of options granted is equal to or greater than the fair market
      value of the underlying security on the grant date.   Pro forma
      information regarding net income and earnings per share is required by SFAS 123, which uses the fair value method. The fair value of the Company's stock-based awards to employees was estimated as of the date of grant using the Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

      Had compensation cost for these plans been recorded, the Company's net income and earnings per_share would have been $2,606,000 and $0.11 in fiscal year 1997 and $3,785,000 and $0.17 in fiscal year 1996, respectively. The increase in the fair value of stock options granted in 1997 resulted primarily from a significant increase in the price of the Company's common stock during fiscal year 1997 from fiscal year 1996. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the 1997 and 1996 pro forma amounts include $279,000 and $173,000, respectively, related to the purchase discount offered under the employee stock purchase plan.

      The fair value of options granted was estimated assuming no dividends and using_the following weighted-average assumptions:


                                              OPTIONS                                 ESPP
                                              -------                                 ----
                                     1997                 1996               1997             1996
                                     ----                 ----               ----             ----
 Risk-free interest rates       5.44% - 5.73%         6.68% - 7.08%         5.67%            6.44%

 Expected term                1.54 - 4.51 years     1.54 - 4.77 years      6 months         6 months

 Volatility                         .6358                 .6910             .6562            .6910

7.    RETIREMENT PLANS

      The Company has two defined contribution retirement savings plans (one in the U.S. and another in the U.K.) under the terms of which the Company matches a percentage of the employees' qualified contributions. New employees are eligible to participate in the plans upon completing one month of service. The Company's contribution to the plans totaled $535,000, $337,000, and $226,000 for the fiscal years 1997, 1996 and
      1995, respectively.

      The Company is not obligated under any other post-retirement benefit plans.

8.    COMMITMENTS AND CONTINGENCIES

      Commitments - The Company leases office space, office equipment, and automobiles under operating leases and various computer and other equipment under capital leases. Property acquired through capital leases amounted to $830,000 at February 28, 1997 and $429,000 at February 29, 1996, and has been included in computer equipment and software (Note 2). Total accumulated amortization relating to these leases was $576,000 and $349,000 as of February 28, 1997 and February 29, 1996, respectively.

      Rent expense for operating leases for the fiscal years 1997, 1996 and 1995 was approximately $4,439,000, $3,610,000, and $2,714,000, respectively. The future minimum lease payments under these capital and operating leases for each of the succeeding years beginning March 1, 1997 are as follows:

                                                                     CAPITAL        OPERATING
                                                                     LEASES           LEASES
                                                                     ------           ------
                                                                           (IN THOUSANDS)
      1997                                                             $132           $4,669
      1998                                                              109            4,008
      1999                                                                -            3,090
      2000                                                                -            2,273
      2001                                                                -            2,280
      Thereafter                                                          -              421
                                                                       ----          -------
      Total minimum lease payments                                      241          $16,741
                                                                                     =======
      Less amount representing interest                                (12)
                                                                       ----
      Present value of net minimum lease payments                      $229
                                                                       ====

      The Company has collaborative arrangements with various parties relating to product development and joint marketing programs. In March 1997, the Company entered into agreements with a third-party which include future commitments of the Company. See Note 12 ,"Subsequent Events."

      Contingencies - In the ordinary course of business, the Company may be a party to legal proceedings and claims. In addition, from time to time, the Company may have contractual disagreements with certain customers concerning the Company's products and services. In management's opinion, the future settlements of such claims are not likely to have a material adverse effect on the results of operations or financial position of the Company and its subsidiaries taken as a whole.

9.       INCOME TAXES

      Income Tax Provision - The components of the provision for income taxes for the years ended February 28, 1997, February 29, 1996, and February 28, 1995 are as follows:

                                                                           1997         1996        1995
                                                                        ---------------------------------
                                                                                  (IN THOUSANDS)
      Current:
          Federal                                                        $3,475     $  1,433   $   1,450
          State                                                             348          339         459
          Foreign                                                           901          597          36
                                                                        -------     --------   ----------
                       Total current provision                            4,724        2,369       1,945
                                                                        -------     --------   ----------

      Deferred:
          Federal                                                           177          792          34
          State                                                              40            4          11
          Foreign                                                            19         (456)       (250)
                                                                        -------     --------   ----------
                       Total deferred provision (benefit)                   236          340        (205)
                                                                        -------     --------   ----------

      Total provision for income taxes                                  $ 4,960     $  2,709   $   1,740
                                                                        =======     ========   ==========

     The income tax benefits related to the exercise of stock options reduce taxes currently payable and are credited to additional paid-in capital. Such amounts were approximately $ 2,591,000, $1,056,000, and $1,065,000 for 1997, 1996, and 1995, respectively.

     Deferred Income Taxes - The components of the Company's deferred tax assets and liabilities are as follows:

                                                                             1997        1996
                                                                         --------------------
                                                                             (IN THOUSANDS)
     Deferred tax assets:
        Uncollectible receivables and sales returns                      $    434    $    206
        Rent accruals                                                         207         186
        Operating loss carryforwards:
           Domestic                                                           657         151
           Foreign                                                          1,353       1,088
        Software revenue recognition                                          183         152
        Depreciation and amortization                                         691         338
        Other temporary differences                                           193          22
                                                                         --------    --------
           Total deferred tax assets                                        3,718       2,143

            Less:  valuation allowance                                       (734)       (450)
                                                                         --------    --------

            Total deferred tax assets                                       2,984       1,693

     Deferred tax liabilities:
         Software development costs                                        (3,313)     (2,248)
         Other temporary differences                                          (84)       (221)
                                                                         --------    --------

             Total deferred tax liabilities                                (3,397)     (2,469)
                                                                         --------    --------

             Net deferred tax liabilities                                $   (413)   $   (776)
                                                                         ========    ========

      At February 28, 1997, the Company had $1,463,000 of federal, $2,448,000 of state and $3,389,000 of foreign net operating loss carryforwards
      (NOLs) available to offset future taxable income in those respective taxing jurisdictions. The federal NOLs expire in the years 2006 and 2011 while the state NOLs expire during 1997, 1998 and 2011. Approximately $1,954,000 of the foreign NOLs expire during the years 2000 to 2002 while the remaining NOLs are available in perpetuity. The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside the United States. Accordingly, no United States income tax on these earnings has been provided.

      Effective and Statutory Rate Reconciliation - The difference between the income tax provision and the amount computed by applying the federal statutory income tax rate to pretax accounting income is summarized as follows:

                                                                         1997       1996         1995
                                                                      -------------------------------
                                                                              (IN THOUSANDS)
      Provision computed at federal statutory rate                    $ 3,163   $  2,434   $    1,687
      Increase (reduction) in taxes resulting from:
      State and foreign taxes, net of federal benefit                     387        417          327
      Change in valuation allowance                                       291        (31)         121
      Purchased research and development write-off                      1,257          -           -
      Tax exempt income                                                  (163)      (257)        (142)
      Other                                                                25        146         (253)
                                                                      -------   --------   ----------

       Provision for income taxes                                     $ 4,960   $  2,709   $    1,740
                                                                      =======   ========   ==========

10.   SEGMENT INFORMATION

      The Company operates in two industry segments. The Company develops, markets, and supports a set of business operations planning software for supply chain management. The Company also markets and supports the STATGRAPHICS product within its personal systems segment.



      Industry Segments                                                1997       1996         1995
                                                                    -------------------------------
                                                                              (IN THOUSANDS)

      Revenues:
        Supply chain management                                     $ 90,951    $ 56,698    $  41,710
        Personal systems                                               3,771       5,624        7,700
                                                                    --------    --------    ---------

                                                                    $ 94,722    $ 62,322    $  49,410
                                                                    ========    ========    =========
      Income from operations:
        Supply chain management                                     $ 15,156    $ 10,554    $   9,000
        Personal systems                                               1,032       1,184          132
                                                                    --------    --------    ---------
                                                                    $ 16,188    $ 11,738    $   9,132
        Corporate                                                     (7,902)     (5,678)      (4,814)
                                                                    --------    --------    ---------

                                                                    $  8,286    $  6,060    $   4,318
                                                                    ========    ========    =========
      Identifiable assests:
        Supply chain management                                     $ 58,052    $ 32,144    $  18,329
        Personal systems                                               1,014       1,375        4,925
        Corporate                                                     25,257      26,912       26,505
                                                                    --------    --------    ---------

                                                                    $ 84,323    $ 60,431    $  49,759
                                                                    ========    ========    =========



Industry Segments                                                             1997               1996               1995
                                                                             --------------------------------------------------
                                                                                              (IN THOUSANDS)
Capital expenditures:
  Supply chain management                                                    $      6,528       $      2,756       $      1,523
  Personal systems                                                                     24                172                 55
  Corporate                                                                         1,456              2,580                275
                                                                             ------------       ------------       ------------

                                                                             $      8,008       $      5,508       $      1,853
                                                                             ============       ============       ============
Depreciation and amortization:
  Supply chain management                                                    $      7,077       $      3,646       $      2,417
  Personal systems                                                                     24                426                848
  Corporate                                                                           885                471                167
                                                                             ------------       ------------       ------------

                                                                             $      7,986       $      4,543       $      3,432
                                                                             ============       ============       ============



Geographic Areas                                                                1997               1996               1995
                                                                               --------------------------------------------------
                                                                                                (IN THOUSANDS)
Revenues:
  North America                                                                $     82,484       $     56,401       $     44,425
  Europe                                                                             18,273              7,625              6,613
  Eliminations                                                                       (6,035)            (1,704)            (1,628)
                                                                               ------------       ------------       ------------

                                                                               $     94,722       $     62,322       $     49,410
                                                                               ============       ============       ============

Income from operations:
  North America                                                                $      7,666       $      9,047       $      6,369
  Europe                                                                              6,655             (1,283)              (423)
  Eliminations                                                                       (6,035)            (1,704)            (1,628)
                                                                               ------------       ------------       ------------

                                                                               $      8,286       $      6,060       $      4,318
                                                                               ============       ============       ============


Identifiable assets:
  North America                                                                $     86,229       $     56,911       $     45,871
  Europe                                                                             12,161              7,421              7,286
  Eliminations                                                                      (14,067)            (3,901)            (3,398)
                                                                               ------------       ------------       ------------

                                                                               $     84,323       $     60,431       $     49,759
                                                                               ============       ============       ============



      Domestic and export sales for fiscal years 1997, 1996 and 1995 are as follows:

                                                                               1997          1996           1995
                                                                         ---------------------------------------
                                                                                   (IN THOUSANDS)
      United States                                                      $   68,667   $    46,996    $    39,500
      Europe                                                                 19,821         9,423          8,710
      Canada                                                                  3,853         3,886            495

      Other                                                                   2,381         2,017            705
                                                                         ----------   -----------    -----------

                                                                         $   94,722   $    62,322    $    49,410
                                                                         ==========   ===========    ===========


     No customer accounted for 10% or more of the Company's net sales in 1997, 1996 and 1995.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest amounted to approximately $55,000, $78,000, and $55,000 in 1997, 1996 and 1995, respectively. Cash paid for income taxes amounted to approximately $1,223,000, $924,000 and $17,000 in 1997, 1996 and 1995, respectively.

     Supplemental information of non-cash investing and financing activities is as follows:

     During fiscal years 1997, 1996 and 1995, the Company received an income tax benefit of $2,591,000, $1,056,000 and $1,065,000, respectively, relating to the exercise of stock options. The benefit was recorded as an increase to additional paid in capital. During 1997, the fair value of treasury stock issued was $238,000. Also during 1997 options valued at $217,000 were granted under a non-compete agreement and $345,000 relating to a leased asset and obligation was capitalized. During 1996, a

     $294,000 note receivable was recorded relating to an asset divestiture. During 1996, the fair value of treasury stock issued was $238,000 and a $714,000 liability was recorded related to the fair value of stock to be issued. (see Note 4).

12.  SUBSEQUENT EVENTS

     In March 1997, the Company entered into a reseller and marketing agreement with Information Resources, Inc. ("IRI"), of which the Company guarantees certain revenue levels to IRI in the amount of $16,500,000 over several years. In the event that the activities performed by the Company through joint marketing arrangements with IRI do not meet the minimum amounts, the Company may be obligated to pay the difference. The Company plans to meet the revenue levels and accordingly does not expect to be obligated to make such payments.

     In addition, the Company entered into a definitive agreement to acquire certain assets of IRI. The total purchase price was approximately $1,900,000, primarily comprised of cash, assumed liabilities, and acquisition costs. The transaction is being accounted for under the purchase method.

     Consolidated pro forma revenue, income and earnings per share would not have been materially different from the reported amounts for the year ended February 28, 1997. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal year 1997.

     On May 9, 1997, the Directors of the Company declared a two-for-one stock split on the Company's common stock, to be paid in the form of a stock dividend effective June 11, 1997 to shareholders of record as of May 23, 1997. The shares outstanding, weighted average shares, amounts per share, and all other references to shares of common stock reported have been restated to give effect to the stock dividend.





                                  * * * * * *

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Stockholders and Board of Directors of Manugistics Group, Inc.:

We have audited the consolidated financial statements of Manugistics Group, Inc. (the Company) and its subsidiaries as of February 28, 1997 and February 29, 1996, and for each of the three years in the period ended February 28, 1997, and have issued our report thereon dated March 28, 1997 (except Note 12 as to which the date is May 9, 1997); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule listed in Item 14 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Washington, D.C.
March 28, 1997 (except Note 12 as to which the date is May 9, 1997)

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT            CHARGED TO                                   BALANCE AT
                                              BEGINNING            COSTS AND                                       END
                                              OF PERIOD             EXPENSES             WRITE-OFFS             OF PERIOD
                                        ------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
    AND SALES RETURNS
Year Ended February 28, 1997                        711                   2,529              (2,025)                        1,215
Year ended February 29, 1996                        833                     732                (854)                          711
Year ended February 28, 1995                        410                   1,059                (636)                          833