Form 10-Q
period 1997-05-31
MANUGISTICS GROUP INC
filed 1997-07-14
CIK 908440

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                --------------
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------

                         Commission File Number 0-22154

                            MANUGISTICS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       52-1469385
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)


2115 EAST JEFFERSON STREET, ROCKVILLE, MARYLAND                   20852
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

                        Yes       x          No
                           ---------------     ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21.9 million shares of common stock, $.002 par value per share, as of July 7, 1997.

================================================================================

                           MANUGISTICS GROUP, INC.



                              TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets -
               May 31, 1997 (unaudited) and February 28, 1997                                                    3

              Condensed Consolidated Statements of Income -
               Three months ended May 31, 1997 and 1996 (unaudited)                                              4

              Condensed Consolidated Statements of Cash Flows -
               Three months ended May 31, 1997 and 1996 (unaudited)                                              5

              Notes to Condensed Consolidated Financial Statements - May 31, 1997                                6

Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                         8

PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                                   16

              SIGNATURES                                                                                         16

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                   May 31,                February 28,
                                                                                    1997                     1997
                                                                                -------------            -------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $    7,487               $    8,543
   Marketable securities                                                              11,262                   13,631
   Accounts receivable (net of allowance for returns and uncollectible                34,318                   37,093
       accounts - May 31, 1997, $1,182; February 28, 1997, $1,215)
   Other current assets                                                                2,534                    2,275
                                                                                -------------            -------------
           Total current assets                                                       55,601                   61,542

PROPERTY AND EQUIPMENT  -  NET                                                        12,408                   10,355

NONCURRENT ASSETS:
   Software development costs - net                                                   10,435                    9,932
   Intangibles - net                                                                   1,867                    2,130
   Other noncurrent assets                                                             2,128                      364
                                                                                -------------            -------------
TOTAL                                                                             $   82,439               $   84,323
                                                                                =============            =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $    3,677               $    4,244
   Accrued compensation                                                                3,364                    6,181
   Other accrued expenses                                                              5,952                    3,584
   Deferred revenue                                                                   11,039                   13,808
   Income taxes payable                                                                  719                    1,226
                                                                                -------------            -------------
          Total current liabilities                                                   24,751                   29,043

LONG-TERM DEBT                                                                           188                      220

DEFERRED INCOME TAXES                                                                  1,028                    1,467

STOCKHOLDERS' EQUITY
   Preferred stock                                                                        --                       --
   Common stock, $.002 par value; 30,000,000 shares authorized;
       shares issued, 22,607,520 at May 31, 1997; 22,429,414 at
       February 28, 1997; shares outstanding, 21,855,010 at May 31,
       1997; 21,676,904 at February 28, 1997                                              45                       44
   Additional paid-in capital                                                         39,635                   38,837
   Retained earnings                                                                  17,002                   14,970
   Translation adjustment                                                                507                      459
   Treasury stock - 752,510 shares, at cost                                             (717)                    (717)
                                                                                -------------            -------------
           Total stockholders' equity                                                 56,472                   53,593
                                                                                -------------            -------------
TOTAL                                                                             $   82,439               $   84,323
                                                                                =============            =============

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands, except per share data)

                                                                               Three months ended May 31,
                                                                          --------------------------------------
                                                                               1997                   1996
                                                                          --------------         ---------------

REVENUES:
   Software products                                                        $    19,840            $      8,732
   Consulting, maintenance
       and other services                                                        14,340                   9,709
                                                                          --------------         ---------------
        Total revenues                                                           34,180                  18,441
                                                                          --------------         ---------------

OPERATING EXPENSES:
   Cost of software sold                                                          2,181                   1,344
   Cost of consulting, maintenance
      and other services                                                          6,571                   4,042
   Sales and marketing                                                           13,152                   6,134
   Product development                                                            6,225                   3,557
   General and administrative                                                     3,054                   1,737
   Purchased research and development                                                 -                   3,697
                                                                          --------------         ---------------
        Total operating expenses                                                 31,183                  20,511
                                                                          --------------         ---------------

INCOME (LOSS) FROM OPERATIONS                                                     2,997                  (2,070)

OTHER INCOME - NET                                                                  324                     216
                                                                          --------------         ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                                 3,321                  (1,854)

PROVISION FOR INCOME TAXES                                                        1,281                     724
                                                                          --------------         ---------------

NET INCOME (LOSS)                                                           $     2,040            $     (2,578)
                                                                          ==============         ===============

EARNINGS (LOSS) PER SHARE                                                   $      0.09            $      (0.12)
                                                                          ==============         ===============

WEIGHTED AVERAGE COMMON SHARES
   AND EQUIVALENT SHARES OUTSTANDING                                             23,705                  20,980
                                                                          ==============         ===============

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                    Three months ended May 31,
                                                                               ---------------------------------------
                                                                                   1997                      1996
                                                                               -------------            --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $     2,040              $     (2,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                      2,936                     1,964
   Loss on property disposal                                                              3                        11
   Write-off of purchased research and development                                        -                     3,697
   Changes in assets and liabilities:
     Accounts receivable                                                              2,775                      (324)
     Other current assets                                                              (276)                      172
     Other noncurrent assets                                                            (36)                       (9)
     Accounts payable and accrued expenses                                           (1,367)                   (2,572)
     Deferred revenue                                                                (2,769)                      241
     Deferred income taxes and income taxes payable                                    (658)                     (108)
                                                                               -------------            --------------
       Net cash provided by operating activities                                      2,648                       494
                                                                               -------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                                                      (1,500)                   (3,582)
   Purchase of property and equipment                                                (2,986)                   (1,278)
   Capitalization of software development costs                                      (1,997)                   (1,504)
   Purchase of software licenses for resale                                            (120)                     (583)
   Purchase of marketable securities                                                 (1,600)                        -
   Sale of marketable securities                                                      3,969                     5,264
                                                                               -------------            --------------
       Net cash used in investing activities                                         (4,234)                   (1,683)
                                                                               -------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit                                                    3,000                         -
   Payments under line of credit                                                     (3,000)                        -
   Payments on long-term debt and capital lease obligations                             (31)                      (49)
   Proceeds from exercises of stock options                                             511                       130
                                                                               -------------            --------------
     Net cash provided by financing activities                                          480                        81
                                                                               -------------            --------------

EFFECTS OF EXCHANGE RATES ON CASH  BALANCES                                              50                       106
                                                                               -------------            --------------

NET DECREASE IN CASH                                                                 (1,056)                   (1,002)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        8,543                     4,921
                                                                               -------------            --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     7,487              $      3,919
                                                                               =============            ==============

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  MAY 31, 1997


1.          Basis of Presentation

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the periods presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 1998.

            These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 1997, included in the Annual Report on Form 10-K of Manugistics Group, Inc. ("the Company") for that year.

2.          Acquisitions

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

            In addition, the Company entered into a definitive agreement to acquire certain assets of IRI. The total purchase price was approximately $1,900,000, primarily comprised of cash, assumed liabilities and acquisition costs. The transaction is being accounted for under the purchase method. Accordingly, the purchase price was preliminarily allocated to certain identifiable tangible assets and liabilities based on their respective fair market values.

            Consolidated pro forma revenues, income, and earnings per share would not have been materially different from the reported amounts for the three months ended May 31, 1997 and 1996. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1997.

            The results of operations also would not have been materially different had the acquisition of Avyx, Inc., which was made during the three months ended May 31, 1996, occurred at the beginning of fiscal 1996. (See further discussion in Note 4 of the Company's Form 10-K for the fiscal year ended February 28, 1997).

3.          Supplemental Information of Noncash Investing and Financing
            Activities

            During the three months ended May 31, 1997, the Company recorded an income tax benefit of $288,000 relating to the exercise of stock options. The benefit was recorded as an increase to additional paid-in capital.

            Cash paid for income taxes amounted to approximately $1,935,000 and $820,000 for the quarters ended May 31, 1997 and 1996, respectively.

4.          Stock Split

            On May 9, 1997, the Board of Directors of the Company declared a two-for-one stock split on the Company's common stock, to be paid in the form of a 100% stock dividend effective June 11, 1997 to shareholders of record as of May 23, 1997. The shares outstanding, weighted average shares, amounts per share, and all other references to shares of common stock reported have been restated to give effect to the stock dividend.

5.          New Accounting Pronouncements

            In February, 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was issued and will be effective for the Company's 1998 fiscal year. The Company's computation of basic earnings per share under SFAS No. 128, which excludes the dilutive effect of stock options, would not have been materially different than those reported for the quarters ended May 31, 1997 and 1996.

6.          Subsequent Event

            In June, 1997, the Company acquired Synchronology Group Limited, a closely held company which provides manufacturing planning and scheduling consulting services. The Company paid approximately $2,900,000 in cash, and the transaction will be accounted for using the purchase method.

            Consolidated pro forma revenues, income, and earnings per share would not have been materially different from the reported amounts for the three months ended May 31, 1997 and 1996. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Manugistics Group, Inc. ("Manugistics" or the "Company") develops, markets and supports software products for synchronized supply chain management(TM) and provides related services. Synchronized supply chain management refers to managing the complex interactions involved in the flows of products through a supply chain, and involves forecasting product demand and coordinating the timing of distribution, manufacturing, procurement and transportation activities to meet this demand, not only across an entire enterprise, but also among an enterprise and its suppliers and customers. The Company believes it is the only provider of an integrated suite of strategic, tactical and operational supply chain planning tools including a high level optimizer and products that address the four key operational areas of supply chain management: demand planning, supply planning, manufacturing scheduling and transportation management.

RESULTS OF OPERATIONS

REVENUES:

         Software products. The Company's software products license revenues increased because the Company increased the number of its supply chain sales employees and the Company's sales productivity initiatives generated results, as well as because of increased market acceptance of such products. Software products revenues increased to approximately 58% of total revenues. This increase occurred mainly because the Company increased its resources devoted to generating software products revenues more rapidly than its resources for producing services revenues. Although the percentage of total revenues represented by software products revenues has varied in the past and is likely to continue to vary, management of the Company anticipates that software products revenues are likely to represent approximately 55% of total revenues for fiscal 1998. See "Forward Looking Statements."

Software products revenues                                           Three months ended
                                                            ------------------------------------
                                                              May 31,                   May 31,
                                                               1997        Change        1996
                                                            ---------     --------    ----------

Supply chain management                                      $19,143          138%      $ 8,060
    Percentage of total revenues                                56.0%                      43.7%
Personal systems                                             $   697            4%      $   672
    Percentage of total revenues                                 2.0%                       3.7%
                                                            ---------                 ----------
Total software products revenues                             $19,840          127%      $ 8,732
    Percentage of total revenues                                58.0%                      47.4%

         Supply chain management. Software products license revenues increased because of increases in both the number of licenses and the average license fee per transaction. These increases occurred largely because the Company increased the number of its sales and marketing employees and because the Company's sales productivity initiatives generated results. In addition, revenues increased because of increased market acceptance of the Company's products, including its new product offerings and new versions released during the preceding quarter. This increased acceptance resulted in part from the recognition by prospects and customers that they could rapidly realize significant benefits from effective supply chain management, which led some companies to license more of the Company's products or for a greater number of users.

         The Company derived the substantial majority of its software license revenues from direct sales. However, the Company has embarked on a strategy of expanding its product distribution through alliances with complementary software vendors. Consequently, the Company anticipates that software products revenues derived from indirect sales by these complementary vendors might increase as a proportion of software license revenues. See "Forward Looking Statements."

         Personal systems. Software products license revenues increased primarily because the Company released a new version of Statgraphics during the quarter. However, during the past two fiscal years, the Company has decreased the resources dedicated to Statgraphics, and many customers and prospective customers have selected competing products. Management of the Company believes that demand for Statgraphics will continue to decrease.

         Consulting, maintenance and other services. Revenues from consulting, maintenance and other services increased principally as a result of increased demand for supply chain management consulting and maintenance services from a growing base of customers that have licensed the Company's supply chain management software.

Consulting, maintenance and                                     Three months ended
   other services                              ----------------------------------------------------
                                                 May 31,                                  May 31,
                                                  1997               Change                 1996
                                               ----------       -----------------       -----------

Supply chain management                           14,132                 49%                  9,482
    Percentage of total revenues                    41.4%                                      51.4%
Personal systems                                 $   208                (8)%                $   227
    Percentage of total revenues                     0.6%                                       1.2%
                                               ----------                                -----------
Total consulting, maintenance
         and other services                      $14,340                 48%                $ 9,709
    Percentage of total revenues                    42.0%                                      52.6%

         Supply chain management. Revenues from consulting and other services increased in both North America and Europe because of (1) increases in the number of software license transactions and the number of products and users per transaction by new clients, which generally involve implementation and other consulting services, and (2) the purchase of additional consulting services by established clients.

         Maintenance revenues have increased following the increase in the installed base of customers that have licensed the Company's software products and entered into maintenance contracts. Maintenance revenues tend to track software products sold in prior periods. In the past three fiscal years, approximately 90% to 95% of customers with maintenance contracts have renewed these contracts.

         Personal systems. Consulting, maintenance and other services revenues decreased because of declines in both consulting and maintenance revenues. These declines followed the erosion of the installed base of Statgraphics users, which resulted from the decreased demand for this product over the past few fiscal years.

COSTS OF REVENUES AND OPERATING EXPENSES:

                                                                   Three months ended
                                                 ----------------------------------------------------
                                                      May 31,                             May 31,
                                                       1997            Change              1996
                                                 ---------------    ------------      ---------------

Cost of software sold                               $    2,181              62%        $     1,344
  Percentage of total revenues                             6.4%                                7.3%
Cost of consulting, maintenance,
       and other services                           $    6,571              63%        $     4,042
  Percentage of total revenues                            19.2%                               21.9%
Sales and marketing                                 $   13,152             114%        $     6,134
  Percentage of total revenues                            38.5%                               33.3%
Product development                                 $    6,225              75%        $     3,557
  Percentage of total revenues                            18.2%                               19.3%
General and administrative                          $    3,054              76%        $     1,737
  Percentage of total revenues                             8.9%                                9.4%
 Purchased research and development                 $        -             N/M         $     3,697
  Percentage of total revenues                             0.0%                               20.0%
                                                 --------------                      --------------
Total operating expenses                            $   31,183              52%        $    20,511
  Percentage of total revenues                            91.2%                              111.2%

         Cost of software sold. Cost of software sold includes 1) amortization of capitalized software development costs and 2) cost of goods and other, which includes royalty fees associated with third-party software included with Manugistics software that is licensed to customers. The Company amortizes capitalized software development costs over a product's estimated economic life, generally two years, commencing when a product is available for general commercial release.

Cost of software sold                                                 Three months ended
                                                      ------------------------------------------------
                                                          May 31,                            May 31,
                                                           1997             Change            1996
                                                      ---------------    ------------    -------------

Amortization of capitalized software                       $   1,453            45%         $   1,002
  Percentage of software products revenues                       7.3%                            11.5%
Cost of goods and other                                    $     728           113%         $     342
                                                         ------------                     ------------
  Percentage of software products revenues                       3.7%                             3.9%

Cost of software sold                                      $   2,181            62%         $   1,344
  Percentage of software products revenues                      11.0%                            15.4%

         The cost of software sold increased because amortization increased following the general commercial release of additional supply chain management software products, particularly Manugistics 5.0, the fifth version of the Company's client/server software, which was released during the previous quarter. The amount of capitalized software development costs has increased in recent years as the Company has increased its gross product development expenditures for supply chain management software. Royalty fees also increased as the number of licenses to customers involving third party software increased. The cost of software sold decreased as a percentage of software products revenues largely because software products revenues increased more rapidly than the cost of software sold.

         Cost of consulting, maintenance and other services. The cost of consulting, maintenance and other services increased primarily because the Company added personnel in both North America and Europe to provide the consulting and maintenance services that generated the corresponding increase in supply chain management revenues from consulting, maintenance and other services.

         As a percentage of consulting, maintenance and other services revenues, the cost of consulting, maintenance and other services increased mainly because of the amount of expenses associated with new employees and because of the timing delays between the dates that these employees began work and the dates they first become productive after training.

         Sales and marketing. Sales and marketing expenses increased because the Company increased its sales and marketing resources in North America, Europe and the Asia/Pacific region, and increased its marketing expenses in connection with expanded product offerings, such as Manugistics 5.0. The Company also incurred increased commission expenses as a result of greater software products license revenues. As a percentage of total revenues, sales and marketing expenses increased principally because these expenses increased at a more rapid rate than total revenues. The Company is continuing to hire and train additional sales and marketing employees and to make other expenditures as it pursues its strategy of expanding its business into new geographic markets and new industries and expanding its distribution through alliances with complementary software vendors and consulting firms. See "Forward Looking Statements."

         Product development. The Company records product development expenses net of capitalized software development costs.

Product development expenses                                       Three months ended
                                                      ------------------------------------------------
                                                         May 31,                           May 31,
                                                          1997            Change            1996
                                                      -------------    ------------    ---------------

Gross product development costs                        $   8,222            62%         $     5,061
  Percentage of total revenues                              24.1%                              27.4%
Less: Capitalized product development costs            $   1,997            33%         $     1,504
  Percentage of gross prod. dev. costs                      24.3%                              29.7%
                                                      -----------                       ------------

Product development expenses                           $   6,225            75%         $     3,557
  Percentage of total revenues                              18.2%                             19.3%

         Gross product development costs increased primarily because the Company employed more developers of supply chain management software. The Company hired these developers to develop new software products and new versions of existing products, and to incorporate new technologies into the Company's product offerings. As a percentage of total revenues, net product development expenses decreased largely because these expenses did not increase as rapidly as total revenues. In fiscal 1998, the Company plans to continue to incur significant product development expenditures as it pursues its strategy of rapidly developing and delivering new products and new product features and functions. See "Forward Looking Statements."

         General and administrative. General and administrative expenses increased primarily because of expenses associated with supporting an organization with more employees and a greater geographic scope. As a percentage of total revenues, general and administrative expenses decreased because these expenses did not increase as rapidly as total revenues, in part because the Company was able to leverage its base of administrative resources to support a larger organizational structure.

OTHER INCOME:

                                                         Three months ended
                                            ---------------------------------------------
                                               May 31,                          May 31,
                                                1997           Change            1996
                                            ------------    ------------    -------------

Other income                                    $   324              50%         $   216
  Percentage of total revenues                      0.9%                             1.2%

     Other income (expense) includes income from short term investments, interest income and expense, foreign currency exchange gains or losses, and other gains or losses. Other income increased primarily because interest income increased.

PROVISION FOR INCOME TAXES:

                                                         Three months ended
                                            --------------------------------------------
                                               May 31,                        May 31,
                                                1997          Change           1996
                                            ------------    ----------    --------------

Income taxes                                  $   1,281            77%      $     724
  Percentage of income before taxes                38.6%                          N/M
  Percentage of total revenues                      3.7%                          N/M

     The effective tax rate represented by the Company's provision for income taxes was approximately 39%. The effective tax rate represented by the Company's provision for income taxes in the quarter ended May 31, 1996 would have been approximately 39%, disregarding a pre-tax loss, largely because the expenses associated with the Company's write-off of purchased research and development costs in connection with the Avyx, Inc. acquisition were not deductible for tax purposes. Management of the Company believes that, in fiscal 1998, the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding one-time charges taken in connection with acquisitions or other transactions. This estimate is based on current domestic and foreign tax law and the actual effective tax rate may differ.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE:

                                                          Three months ended
                                            ------------------------------------------------
                                                 May 31,                          May 31,
                                                  1997           Change            1996
                                            ---------------   -------------    -------------

Net income                                            2,040       N/M                (2,578)
  Percentage of total revenues                          6.0%                          (14.0)%

Earnings per share                                 $   0.09       N/M             $   (0.12)

Weighted average common shares
    and equivalent shares outstanding                23,705       13%                20,980

LIQUIDITY AND CAPITAL RESOURCES

                                                            As of
                                            ---------------------------------------
                                                 May 31,             February 28,
                                                  1997                   1997
                                            --------------         ----------------

Working capital                                $   30,850               $32,499
Cash, cash equivalents
      and marketable securities                $   18,749               $22,174

         The Company has historically financed its growth primarily through funds generated from operations and through proceeds from offerings of capital stock. The decrease in working capital at May 31, 1997 from February 28, 1997 resulted principally from decreases in the Company's 1) cash and marketable securities, as a result of acquisitions and purchases of equipment, and 2) accounts receivable, mainly because of the timing of license transactions and collections.

         The Company's operating activities provided cash of $2.6 million. Operating cash flows increased largely because the cash flows resulting from net income before depreciation and amortization, which were augmented by a decrease in accounts receivable, were only partially offset by decreases in deferred revenues and accounts payable and accrued expenses. At May 31, 1997, accounts receivable were $34.3 million, compared to $37.1 million at February 28, 1997, primarily as a result of the timing of software license transactions and collections. Deferred revenue decreased from $13.8 million at February 28, 1997 to $11.0 million at May 31, 1997 because a portion of the software license component of the deferred revenue amount was recognized during the quarter.

         Investing activities used cash of $4.2 million. Net sales of marketable securities provided cash, but the amounts provided were more than offset by cash used for purchases of property and equipment, capitalization of software development costs and acquisitions. As the Company has pursued its strategies for expanding its business and for rapidly delivering new product features and functions, the Company used cash to expand its facilities both in the U.S. and in foreign regions, to acquire computer and other equipment, to expand its product development efforts and in connection with the transaction with Information Resources, Inc. ("IRI").

         Financing activities provided cash of $0.5 million. In the quarter ended May 31, 1997, cash from financing activities was derived primarily from the exercise of stock options.

         The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request advances in the aggregate amount of up to $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions. (Acquisition-related borrowings are limited to $7.5 million per acquisition.) The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount. This facility succeeds a similar facility that the Company had maintained with two commercial banks, one of which is the lender under the current facility, and will expire in September 1997, unless renewed. However, if the existing facility is not renewed, the Company believes it is likely that credit arrangements containing similar amounts and terms would be available. There were no amounts outstanding under this facility at May 31, 1997.

     During the first quarter of fiscal 1998, the Company and IRI entered into agreements relating to the Company's development of a supply chain planning solution that will incorporate

IRI's point-of-sale scanner data into the Company's supply chain management software. Under the agreements, the Company paid $1.5 million to IRI and was granted the right, for a 10-year term, to market IRI's point-of-sale data exclusively for use with the Company's supply chain management software in most geographic markets. In addition, the Company and IRI will resell certain of each other's products, and the Company might acquire certain other products of IRI (subject to the satisfaction of certain contingencies).

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

         In June 1997, the Company acquired by merger all of the outstanding capital stock of Synchronology Group Limited ("SGL"), a closely-held firm that provides manufacturing planning and scheduling consulting services. SGL maintains offices at its headquarters in the United Kingdom and in Belgium. Pursuant to the merger agreement, the Company paid approximately $2.9 million cash. This firm will provide the Company with additional domain knowledge about manufacturing planning and scheduling and additional resources to serve clients in Europe and other regions.

         The Company investigates potential candidates for acquisition, joint venture opportunities or other relationships on an ongoing basis. Depending on certain factors, including the amount, nature, method and timing of the consideration to be paid by the Company, any such acquisitions, transactions or relationships might result in a decrease in working capital.

         Since the beginning of the fiscal year, the Company has continued the pursuit of its strategies for expanding its business into new geographic markets and rapidly developing and delivering new product features and functions. Specifically, the Company has added offices in Japan and Brazil, it has been adding facilities space in Rockville, Maryland and it has entered into acquisition transactions with IRI and SGL, much of which has been funded with cash. The Company believes that existing cash balances, marketable securities, funds generated from operations and amounts available under the revolving credit facility will be sufficient to meet its anticipated liquidity and working capital requirements for the next 6 to 12 months. If the Company decides to expand its operations more rapidly, to broaden or enhance its products more rapidly, to acquire businesses or technologies or to make other significant expenditures to respond to market opportunities or competitive pressures, then the Company may need additional funds at an earlier time.

FORWARD LOOKING STATEMENTS

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements in this Quarterly Report or elsewhere in the future. The risks and uncertainties that may affect the business, operating results or financial condition of the Company include those set forth in the Company's Annual Report on Form 10-K for the year ended February 28, 1997 and the following:

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

         Revenues for any period depend on the volume, timing and size of license agreements. The Company typically ships software products shortly after license agreements are signed, and, therefore, does not maintain any material contract backlog. The timing of license agreements is difficult to forecast because software sales cycles are affected by the size of transactions and other external factors such as general business or economic conditions or competitors' actions. A small variation in the timing of software licensing transactions, particularly near the end of any quarter or year, can cause significant variations in software products license revenues in any period.

         There can be no assurance that the Company will be able to attract complementary software vendors, consulting firms or other organizations that will be able to market the Company's products effectively or that will be qualified to provide timely and cost-effective customer support and service. In addition, there can be no assurance that any organization will continue its involvement with the Company and its products, and the loss of important organizations could materially adversely affect the Company's results of operations.

         The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development.

         In March 1997, the Company entered into agreements with IRI pursuant to which several employees joined the Company and pursuant to which the Company might acquire certain products of IRI (subject to the satisfaction of certain contingencies). In June 1997, the Company acquired by merger all of the outstanding capital stock of Synchronology Group Limited, a closely-held firm based in the United Kingdom that provides manufacturing planning and scheduling consulting services. Management of the Company must integrate the employees or operations that were the subject of these transactions into Manugistics. There can be no assurance that the Company will be able to integrate these employees or operations effectively or that the Company will realize the expected benefits of these transactions. In addition, there can be no assurance that the Company will not experience the loss of key employees of these operations. The process of integrating the acquired employees and operations into the Company might result in unanticipated operational difficulties and expenditures. In addition, there can be no assurance that the anticipated benefits of any specific acquisition will be realized.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 10.26 Sale and Purchase Agreement dated 7th June 1997 between M.C. Harrison and J.E. Harrison, Manugistics U.K. Limited and Manugistics Group, Inc.

                 11       Statements Regarding Computation of Per Share
                          Earnings

                 27       Financial Data Schedule

         (b)     Reports on Form 8-K

                 On May 12, 1997, the Company filed a Current Report on Form 8-K following its issuance of a press release announcing that the Board of Directors had approved a two-for-one stock split, to be paid in the form of a 100% stock dividend. The Company paid the stock dividend on June 11, 1997 to stockholders of record on May 23, 1997.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MANUGISTICS GROUP, INC.
                                 (Registrant)


Date:  July 11, 1997             By: /s/ William M. Gibson
                                     -------------------------------------------
                                     William M. Gibson
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Directors


Date:  July 11, 1997             By: /s/ Peter Q. Repetti
                                     -------------------------------------------
                                     Peter Q. Repetti
                                     Vice President, Finance and Administration,
                                     and Chief Financial Officer
                                     (Principal Financial Officer and Chief
                                     Accounting Officer)