Form 10-Q
period 1997-08-31
MANUGISTICS GROUP INC
filed 1997-10-10
CIK 908440

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

                                       OR

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

                                  Yes   X   No
                                      -----   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23.9 million shares of common stock, $.002 par value per share, as of October 6, 1997.

===============================================================================

                            MANUGISTICS GROUP, INC.



                               TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -
                August 31, 1997 (unaudited) and February 28, 1997                       3

               Condensed Consolidated Statements of Income -
                Three and six months ended August 31, 1997 and 1996 (unaudited)         4

               Condensed Consolidated Statements of Cash Flows -
                Six months ended August 31, 1997 and 1996 (unaudited)                   5

               Notes to Condensed Consolidated Financial Statements - August 31, 1997   6

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               8

PART II        OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security-Holders                      16

Item 6.        Exhibits and Reports on Form 8-K                                         16

               SIGNATURES                                                               17

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                 August 31,          February 28,
                                                                                    1997                 1997
                                                                               ----------------     ----------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $        10,645      $         8,543
   Marketable securities                                                                63,658               13,631
   Accounts receivable (net of allowance for returns and uncollectible                  41,360               37,093
       accounts - August 31, 1997, $1,644; February 28, 1997, $1,215)
   Other current assets                                                                  4,486                2,275
                                                                               ----------------     ----------------
           Total current assets                                                        120,149               61,542

PROPERTY AND EQUIPMENT  -  NET                                                          15,785               10,355

NONCURRENT ASSETS:
   Software development costs - net                                                     10,808                9,932
   Intangibles - net                                                                     5,973                2,130
   Other noncurrent assets                                                                 569                  364
                                                                               ================     ================
TOTAL                                                                          $       153,284      $        84,323
                                                                               ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $         4,562      $         4,244
   Accrued compensation                                                                  4,614                6,181
   Other accrued expenses                                                                6,854                3,584
   Deferred revenue                                                                     10,431               13,808
   Income taxes payable                                                                     -                 1,226
                                                                               ----------------     ----------------
          Total current liabilities                                                     26,461               29,043

LONG-TERM DEBT                                                                             295                  220

DEFERRED INCOME TAXES                                                                      685                1,467

STOCKHOLDERS' EQUITY
   Preferred stock                                                                          --                   --
   Common stock, $.002 par value; 100,000,000 shares authorized;
       shares issued, 24,579,763 at August 31, 1997; 22,429,414 at
       February 28, 1997; shares outstanding, 23,827,253 at August 31,
       1997; 21,676,904 at February 28, 1997                                                49                   44
   Additional paid-in capital                                                          106,565               38,837
   Retained earnings                                                                    19,647               14,970
   Translation adjustment                                                                  299                  459
   Treasury stock - 752,510 shares, at cost                                               (717)                (717)
                                                                               ----------------     ----------------
          Total stockholders' equity                                                   125,843               53,593
                                                                               ================     ================
TOTAL                                                                          $       153,284      $        84,323
                                                                               ================     ================

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)


                                                   Three months ended           Six months ended
                                                        August 31,                   August 31,
                                               --------------------------   -------------------------
                                                  1997           1996          1997          1996
                                               -----------    -----------   -----------   -----------
REVENUES:
   Software products                            $  21,104      $  10,376     $  40,944     $  19,109
   Consulting, maintenance
       and other services                          16,665         10,559        31,005        20,267
                                               -----------    -----------   -----------   -----------
        Total revenues                             37,769         20,935        71,949        39,376
                                               -----------    -----------   -----------   -----------

OPERATING EXPENSES:
   Cost of software sold                            2,522            893         4,703         2,237
   Cost of consulting, maintenance
      and other services                            7,406          4,621        13,977         8,663
   Sales and marketing                             13,880          7,287        27,032        13,420
   Product development                              6,863          3,996        13,088         7,553
   General and administrative                       3,187          2,014         6,241         3,752
   Purchased research and development                 -              -             -           3,697
                                               -----------    -----------   -----------   -----------
        Total operating expenses                   33,858         18,811        65,041        39,322
                                               -----------    -----------   -----------   -----------

INCOME FROM OPERATIONS                              3,911          2,124         6,908            54

OTHER INCOME - NET                                    379            244           703           461
                                               -----------    -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                          4,290          2,368         7,611           515

PROVISION FOR INCOME TAXES                          1,653            921         2,934         1,646
                                               -----------    -----------   -----------   -----------

NET INCOME (LOSS)                               $   2,637      $   1,447     $   4,677     $  (1,131)
                                               ===========    ===========   ===========   ===========

EARNINGS (LOSS) PER SHARE                       $    0.11      $    0.06     $    0.19     $   (0.05)
                                               ===========    ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
   AND EQUIVALENT SHARES OUTSTANDING               24,713         22,378        24,329        21,092
                                               ===========    ===========   ===========   ===========

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                  Six months ended
                                                                     August 31,
                                                            ---------------------------
                                                               1997            1996
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $    4,677       $  (1,131)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                 6,645           3,773
   Write-off of purchased research and development                 -             3,697
   Loss on property disposal                                         3              28
   Changes in assets and liabilities:
     Accounts receivable                                        (3,456)         (1,335)
     Other current assets                                         (648)            318
     Other noncurrent assets                                      (197)             19
     Accounts payable and accrued expenses                         568          (2,034)
     Deferred revenue                                           (3,377)           (114)
     Deferred income taxes and income taxes payable               (600)          1,242
                                                            -----------     -----------
       Net cash provided by operating activities                 3,615           4,463
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                                 (4,529)         (3,582)
   Purchase of property and equipment                           (7,481)         (2,660)
   Capitalization of software development costs                 (4,231)         (3,093)
   Purchase of software licenses for resale                       (199)           (669)
   Purchase of marketable securities                           (67,297)         (2,299)
   Sale of marketable securities                                17,270           5,414
                                                            -----------     -----------
       Net cash used in investing activities                   (66,467)         (6,889)
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit                               6,400             -
   Payments under line of credit                                (6,400)            -
   (Proceeds) payments on long-term debt and capital lease
     obligations                                                    78            (104)
   Proceeds from issuance of common stock                       62,025             -
   Proceeds from employee stock purchase plan                      756             296
   Proceeds from exercises of stock options                      2,264             922
                                                            -----------     -----------
     Net cash provided by financing activities                  65,123           1,114
                                                            -----------     -----------

EFFECTS OF EXCHANGE RATES ON CASH  BALANCES                       (169)             43
                                                            -----------     -----------

NET INCREASE (DECREASE) IN CASH                                  2,102          (1,269)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   8,543           4,921
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  10,645       $   3,652
                                                            ===========     ===========

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                AUGUST 31, 1997



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

2.      Acquisitions

        In June 1997, the Company acquired Synchronology Group Limited, a closely-held company which provides manufacturing planning and scheduling consulting services. In March 1997, the Company entered into a definitive agreement to acquire certain assets of Information Resources, Inc. ("IRI"). The total purchase price of these acquisitions was approximately $3,200,000 and $1,900,000, respectively, primarily comprised of cash, assumed liabilities and acquisition costs. The transactions are being accounted for under the purchase method. Accordingly, the purchase prices were preliminarily allocated to certain identifiable tangible assets and liabilities based on their respective fair market values. The excess of the purchase price over these estimated fair market values of the net assets acquired under both transactions was accounted for as goodwill, which is being amortized on a straight-lined basis over five years.

        The condensed consolidated financial statements include the operating results of each acquisition from the date of the acquisition. Pro forma revenues, income, and earnings per share of the Company, assuming the acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported.

        The operating results also would not have been materially different assuming the acquisition of Avyx, Inc., which was made during the six months ended August 31, 1996, had been made at the beginning of that period. (See further discussion in Note 4 of the Company's Form 10-K for the fiscal year ended February 28, 1997).

3.      Commitments

        In March 1997, the Company entered into a reseller and marketing agreement with IRI, of which the Company guarantees certain revenue levels to IRI in the aggregate amount of $16,500,000 over several years. In the event that the activities performed by the Company through joint marketing arrangements with IRI do not meet the minimum amounts, the Company may be obligated to pay the difference. The Company anticipates that it will be able to meet the revenue levels and accordingly does not expect to be obligated to make such payments.

4.      Supplemental Information of Noncash Investing and Financing Activities

        During the six months ended August 31, 1997 and 1996, the Company recorded income tax benefits of $2,970,000 and $249,000, respectively, relating to the exercise of employee stock options. The benefit was recorded as an increase to additional paid-in capital.

        Cash paid for income taxes amounted to approximately $3,200,000 and $1,035,000 for the six months ended August 31, 1997 and 1996, respectively.

5.      Stockholders' Equity

        Public Stock Offering

        On August 18, 1997, the Company completed a public offering of 1,600,000 newly issued shares of common stock. The proceeds to the Company were approximately $62,025,000, net of expenses paid to date.

        Increase in Authorized Common Stock

        On July 25,1997, the shareholders approved an increase in the Company's authorized shares of $.002 par value common stock to 100,000,000 shares.

        Stock Split

        On May 9, 1997, the Board of Directors of the Company declared a two-for-one stock split on the Company's common stock, paid in the form of a 100% stock dividend on June 11, 1997 to shareholders of record as of May 23, 1997. The shares outstanding, weighted average shares, amounts per share, and all other references to shares of common stock reported have been restated to give effect to the stock dividend.

6.      New Accounting Pronouncements

        In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was issued and will be effective for the Company's 1998 fiscal year. The Company's computation of basic earnings per share under SFAS No. 128, which excludes the dilutive effect of stock options, would have been $ .12 and $ .07 for the quarters ended August 31, 1997 and 1996, respectively and $ .21 and $(.05) for the six months ended August 31, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Manugistics Group, Inc. ("Manugistics" or the "Company") develops, markets and supports software products for synchronized supply chain management(TM) and provides related services. Synchronized supply chain management refers to managing the complex interactions involved in the flows of products through a supply chain, and involves forecasting product demand and coordinating the timing of distribution, manufacturing, procurement and transportation activities to meet this demand, not only across an entire enterprise, but also among an enterprise and its suppliers and customers. The Company believes it is the only provider of an integrated suite of strategic, tactical and operational supply chain planning tools and products that address the four key operational areas of supply chain management: demand planning, supply planning, manufacturing scheduling and transportation management.

RESULTS OF OPERATIONS

REVENUES:

        Software products. The Company's software products license revenues increased because the Company increased the number of its supply chain sales employees and the Company's sales productivity initiatives generated further results, as well as because of increased market acceptance of such products. As a percentage of total revenues, software products revenues increased to approximately 56%. This increase occurred mainly because the Company increased its resources devoted to generating software products revenues more rapidly than its resources for producing services revenues. Although the percentage of total revenues represented by software products revenues has varied in the past and is likely to continue to vary, for fiscal 1998, management of the Company anticipates that the percentage of total revenues represented by software products revenues is likely to fall in the range of the mid to upper 50s. See "Forward Looking Statements."

Software products revenues                   Three months ended                 Six months ended
                                       ------------------------------   ------------------------------
                                       Aug. 31,              Aug. 31,    Aug. 31,             Aug. 31,
                                         1997      Change      1996        1997      Change     1996
                                       --------   --------  ---------   ---------  --------- ----------
Supply chain management                 $20,350     110%     $ 9,670      $39,494     123%      $17,730
    Percentage of total revenues          53.9%                46.2%        54.9%                 45.0%
Personal systems                        $   754       7%     $   706      $ 1,450       5%      $ 1,379
    Percentage of total revenues           2.0%                 3.4%         2.0%                  3.5%
                                       ---------            ---------    ---------             ---------
Total software products revenues        $21,104     103%     $10,376      $40,944     114%      $19,109
    Percentage of total revenues          55.9%                49.6%        56.9%                 48.5%

        Supply chain management. Software products license revenues increased for the quarter and six months ended August 31, 1997 because of increases in both the number of licenses and the average license fee per transaction. These increases resulted principally from the Company's increase in the number of its sales employees and because the Company's sales productivity initiatives generated further results. In addition, revenues increased because of increased market acceptance of the Company's products, including its entirely new products and latest versions. This increased acceptance resulted in part from the recognition by prospects and customers that they could rapidly realize significant benefits from effective supply chain management, which led some companies to license more of the Company's products or to amend their existing licenses to permit a greater number of users.

        The Company has derived a significant majority of its software license revenues from direct sales. However, the Company has embarked on a strategy of expanding its product distribution through alliances with complementary software vendors. Consequently, although the proportion in any single quarter has varied in the past and is likely to continue to vary, the Company anticipates that software products revenues derived from indirect sales by these complementary vendors might increase as a proportion of software license revenues in future quarters. See "Forward Looking Statements."

        Personal systems. Software products license revenues increased slightly for the quarter and six months ended August 31, 1997 primarily because the Company released a new version of Statgraphics during the quarter ended May 31, 1997. Software products revenues increased in the quarter and six months despite the fact that, during the past two fiscal years, the Company has decreased the resources dedicated to Statgraphics, and many customers and prospective customers have selected competing products. The increases notwithstanding, management of the Company believes that demand for Statgraphics will continue to decrease. As a percentage of total revenues, personal systems software products decreased to approximately 2%.

        Consulting, maintenance and other services. Revenues from consulting, maintenance and other services increased for the quarter and six months ended August 31, 1997 principally as a result of increased demand for supply chain management consulting and maintenance services from a growing base of customers that have licensed the Company's supply chain management software.

Consulting, maintenance and                    Three months ended                 Six months ended
 other services                         ------------------------------   ------------------------------
                                        August 31,           August 31,  August 31,         August 31,
                                         1997      Change      1996        1997      Change     1996
                                        --------   --------  ---------   ---------  ---------  --------
Supply chain management                  $16,483        59%    $10,347     $30,615        54%   $19,830
  Percentage of total revenues             43.6%                 49.4%       42.6%                50.4%
Personal systems                         $   182       -14%    $   212     $   390       -11%   $   437
  Percentage of total revenues              0.5%                  1.0%        0.5%                 1.1%
                                         --------             ---------   ---------             --------
Total consulting, maintenance
      and other services                 $16,665        58%    $10,559     $31,005        53%   $20,267
Percentage of total revenues               44.1%                 50.4%       43.1%                51.5%

        Supply chain management. Revenues from consulting and other services increased in both North America and Europe because of (1) new clients licensing increased numbers of products and users in recent quarters, which generally involves implementation and other consulting services, and (2) established clients licensing additional products and users, which also generates further demand for consulting services.

        Maintenance revenues have increased following the increase in the installed base of customers that have licensed the Company's software products and entered into maintenance contracts. Maintenance revenues tend to track software products sold in prior periods. In the past three fiscal years, approximately 90% to 95% of customers with maintenance contracts have renewed these contracts.

        Personal systems. Consulting, maintenance and other services revenues decreased because of a decline in maintenance revenues. This decline followed the erosion of the installed base of Statgraphics users, which resulted from the decreased demand for this product over the past few fiscal years.

OPERATING EXPENSES:

                                       Three months ended             Six months ended
                                    --------------------------    --------------------------
                                    Aug. 31,          Aug. 31,    Aug. 31,          Aug. 31,
                                     1997    Change    1996        1997    Change    1996
                                    -------- -------  --------    -------  -------  --------
Cost of software sold               $ 2,522    182%   $   893      $4,703    110%   $ 2,237
  Percentage of total revenues         6.7%              4.3%        6.5%              5.7%
Cost of consulting, maintenance,
       and other services           $ 7,406     60%   $ 4,621     $13,977     61%   $ 8,663
  Percentage of total revenues        19.6%             22.1%       19.4%             22.0%
Sales and marketing                 $13,880     90%   $ 7,287     $27,032    101%   $13,420
  Percentage of total revenues        36.7%             34.8%       37.6%             34.1%
Product development                 $ 6,863     72%   $ 3,996     $13,088     73%   $ 7,553
  Percentage of total revenues        18.2%             19.1%       18.2%             19.2%
General and administrative          $ 3,187     58%   $ 2,014     $ 6,241     66%   $ 3,752
  Percentage of total revenues         8.4%              9.6%        8.7%              9.5%
 Purchased research and
   development                      $   -       N/M   $   -       $  -        N/M   $ 3,697
  Percentage of total revenues         0.0%              0.0%        0.0%              9.4%
                                    -------           -------     -------           -------
Total operating expenses            $33,858     80%   $18,811     $65,041     65%   $39,322
  Percentage of total revenues        89.6%             89.9%       90.4%             99.9%

        Cost of software sold. Cost of software sold consists of 1) amortization of capitalized software development costs and 2) cost of goods and other, which includes royalty fees associated with third-party software included with Manugistics software or jointly-developed software that is licensed to customers. The Company amortizes capitalized software development costs over a product's estimated economic life, generally two years, commencing when a product is available for general commercial release.

Cost of software sold                  Three months ended             Six months ended
                                    --------------------------    --------------------------
                                    Aug. 31,          Aug. 31,    Aug. 31,          Aug. 31,
                                     1997    Change    1996        1997    Change    1996
                                    -------- -------  --------    -------  -------  --------
Amortization of capitalized
  software                          $ 1,771    126%   $   782     $3,224      81%   $ 1,784
  Pct of software products revenues    8.4%              7.5%       7.9%               9.3%
Cost of goods and other             $   751    577%   $   111     $1,479     226%   $   453
  Pct of software products revenues    3.6%              1.1%       3.6%               2.4%
                                    -------           -------     ------            -------

Cost of software sold               $ 2,522    182%   $   893     $4,703     110%   $ 2,237
  Pct of software products revenues   11.9%              8.6%      11.5%              11.7%


        The cost of software sold increased because amortization increased following the general commercial release of additional supply chain management software products. The amount of capitalized software development costs has increased in recent years as the Company has increased its gross product development expenditures for supply chain management software. Amortization also increased because the Company wrote off capitalized costs relating to the development of some prior versions of its software. In addition, royalty fees increased as the number of licenses to customers involving third party or jointly developed software increased. The Company believes that, in general, royalty fees are likely to continue to increase. See "Forward Looking Statements." Because of the increases in amortization and royalties in the quarter ended August 31, 1997, cost of software sold increased more rapidly than software products revenues, which caused cost of software sold to increase as a percentage of software products revenues. For the six month period, although increases in royalties and amortization caused the cost of software sold to increase, it did not increase as rapidly as total revenues during that period, which caused this line item to decrease as a percentage of software products revenues.

        Cost of consulting, maintenance and other services. The cost of consulting, maintenance and other services increased primarily because the Company added personnel in both North America and Europe to provide the consulting and maintenance services that generated the corresponding increase in supply chain management revenues from consulting, maintenance and other services. The additional personnel included employees who joined the Company following the acquisition of Synchronology Group Limited, a closely held firm that provides manufacturing planning and scheduling consulting services, in June 1997. See "Liquidity and Capital Resources."

        As a percentage of consulting, maintenance and other services revenues, the cost of consulting, maintenance and other services increased mainly because of the amount of expenses associated with new employees and because of the timing delays between the dates that these employees began work and the dates they first become productive after training.

        Sales and marketing. Sales and marketing expenses increased because the Company added sales employees in North America, Europe and the Asia/Pacific region, and incurred higher commissions as a result of greater software products license revenues. In addition, the Company incurred costs to establish new offices or build up its presence in a few foreign markets, and increased its marketing expenses in connection with expanded product offerings. As a percentage of total revenues, sales and marketing expenses increased principally because these expenses increased at a more rapid rate than total revenues. As it pursues its strategy of expanding its business into new geographic markets, new industries and expanded distribution channels, the Company is continuing to hire and train additional sales and marketing employees and to make other sales and marketing expenditures. See "Forward Looking Statements."

        Product development. The Company records product development expenses net of capitalized software development costs.

Product development expenses                        Three months ended             Six months ended
                                                 --------------------------    --------------------------
                                                 Aug. 31,          Aug. 31,    Aug. 31,          Aug. 31,
                                                  1997    Change    1996        1997    Change    1996
                                                 -------- -------  --------    -------  -------  --------
Gross product development costs                  $ 9,098     63%   $ 5,586     $17,319     63%   $10,647
  Percentage of total revenues                     24.1%             26.7%       24.1%             27.0%
Less: Capitalized product development costs      $ 2,235     41%   $ 1,590     $ 4,231     37%   $ 3,094
  Percentage of gross prod. dev. costs             24.6%             28.5%       24.4%             29.1%
                                                 -------           -------     -------           -------
Product development expenses                     $ 6,863     72%   $ 3,996     $13,088     73%   $ 7,553
  Percentage of total revenues                     18.2%             19.1%       18.2%             19.2%

        Gross product development costs increased primarily because the Company employed more developers of supply chain management software. The Company hired these developers to develop new software products and new versions of existing products, and to incorporate new technologies into the Company's product offerings. As a percentage of total revenues, net product development expenses decreased largely because these expenses did not increase as rapidly as total revenues. In fiscal 1998, the Company has made and plans to continue to make significant product development expenditures as it pursues its strategy of rapidly developing and delivering new products, features, functions and integration to software products of other vendors. See "Forward Looking Statements."

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

OTHER INCOME-NET:


                                      Three months ended                Six months ended
                                 ---------------------------      -----------------------------
                                 Aug. 31,           Aug. 31,       Aug. 31,            Aug. 31,
                                   1997     Change   1996           1997      Change    1996
                                 --------   ------  --------      ---------  -------  ---------
Other income-net                  $379       55%     $244           $703        52%      $461
  Percentage of total revenues    1.0%               1.2%           1.0%                 1.2%


        Other income-net includes income from short term investments, interest income and expense, foreign currency exchange gains or losses, and other gains or losses. Other income increased primarily because interest income increased. In future quarters, pending the application to other uses of the net proceeds of the public offering of common stock completed in August 1997, the Company believes that there will be increases in income from short term investments as a result of the investment of these net proceeds.

PROVISION FOR INCOME TAXES:

                                      Three months ended                Six months ended
                                 ---------------------------      -----------------------------
                                 Aug. 31,           Aug. 31,       Aug. 31,            Aug. 31,
                                   1997     Change   1996           1997      Change    1996
                                 --------   ------  --------      ---------  -------  ---------
Income taxes                      $1,653     79%      $  921        $2,934      78%     $1,646
  Percentage of income
    before taxes                   38.5%               38.9%         38.5%                  NM

        The effective tax rate represented by the Company's provision for income taxes was approximately 39% for both the quarter and six months ended August 31, 1997 and the quarter ended August 31, 1996. The effective tax rate represented by the Company's provision for income taxes in the six months ended August 31, 1996 would have been approximately 39%, disregarding a pre-tax loss, but the actual effective rate was significantly higher, largely because the expenses associated with the Company's write-off of purchased research and development costs in connection with the Avyx, Inc. acquisition were not deductible for tax purposes. Management of the Company believes that, in fiscal 1998, the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding one-time charges taken in connection with, for example, acquisitions or other similar transactions. This estimate is based on current domestic and foreign tax law and the actual effective tax rate may differ.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE:

                                            Three months ended                 Six months ended
                                        ---------------------------      -----------------------------
                                        Aug. 31,            Aug. 31,     Aug. 31,            Aug. 31,
                                         1997      Change    1996          1997     Change      1996
                                        --------   ------  --------      ---------  ------   ---------
Net income (loss)                        2,637      82%      1,447        4,677        NM      (1,131)
 Percentage of total revenues             7.0%                6.9%         6.5%                    NM

Earnings (loss) per share              $  0.11      83%    $  0.06       $ 0.19        NM     $ (0.05)

Weighted average common shares
 and equivalent shares outstanding      24,713      10%     22,378       24,329        15%     21,092


        Net income is derived by taking total revenues less total operating expenses, determining the effect of other income-net, and taking the resulting income before taxes and subtracting the income tax provision. Net income increased for the quarter and six months ended August 31, 1997 in proportion to the increases in total revenues and total operating expenses. The increase in per-share earnings was not quite as great, largely because of an increase in the number of weighted average common shares and equivalent shares outstanding as a result of the completion of an offering of 1.6 million newly-issued shares of common stock during the last month of the quarter, as well as the issuance of shares upon the exercise of employee stock options and purchases through the employee stock purchase plan.

LIQUIDITY AND CAPITAL RESOURCES

                                                As of
                                --------------------------------------
                                August 31,               February 28,
                                  1997                       1997
                                -----------             --------------
Working capital                   $93,688                   $32,499
Cash, cash equivalents
  and marketable securities       $74,303                   $22,174

        The Company has historically financed its growth primarily through funds generated from operations and through proceeds from offerings of capital stock. The increase in working capital at August 31, 1997 from February 28, 1997 resulted principally from increases in the Company's 1) cash and marketable securities, as a result of the Company's offering of common stock that closed during the quarter ended August 31, 1997, and, to a lesser extent,
2) accounts receivable, mainly because of the increase in software products license revenues and the timing of license transactions and collections.

        The Company's operating activities provided cash of $3.6 million. Operating cash flows increased largely because the cash flows resulting from net income before depreciation and amortization were only partially offset by an increase in accounts receivable and a decrease in deferred revenues. At August 31, 1997, accounts receivable were $41.4 million, compared to $37.1 million at February 28, 1997, primarily as a result of the increase in software products license revenues and the timing of software license transactions and collections. Deferred revenue decreased from $13.8 million at February 28, 1997 to $10.4 million at August 31, 1997 because a portion of the software license component of the deferred revenue amount was recognized.

        Investing activities used cash of $66.5 million, largely as a result of the purchase of marketable securities using proceeds from the public offering of common stock completed during the quarter. Sales of marketable securities provided cash, but the amounts provided were more than offset by cash used for purchases of marketable securities, property, computers and other equipment, acquisitions involving Information Resources, Inc. ("IRI") and Synchronology Group Limited and for software development costs that were capitalized.

        Financing activities provided cash of $65.1 million. In the quarter ended August 31, 1997, cash from financing activities was derived primarily from the sale of common stock in a public offering, the exercise of employee stock options and the purchase of shares pursuant to the Company's employee stock purchase program.

        As of September 1997, the Company renewed its unsecured committed revolving credit facility with a commercial bank on substantially the same terms. Under the terms of the facility, the Company may request advances in the aggregate amount of up to $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions. (Acquisition-related borrowings are limited to $7.5 million per acquisition.) The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount. This facility will expire in September 1998, unless renewed. There were no amounts outstanding under this facility at August 31, 1997.

        In June 1997, the Company acquired all of the outstanding capital stock of Synchronology Group Limited ("SGL"), a closely held firm that provides manufacturing planning and scheduling consulting services. SGL maintains offices at its headquarters in the United Kingdom and in Belgium. Pursuant to the merger agreement, the Company paid approximately $2.9 million cash. This firm provides the Company with additional domain knowledge about manufacturing planning and scheduling and additional resources to serve clients in Europe and other regions.

        The Company investigates potential candidates for acquisition, joint venture opportunities or other relationships on an ongoing basis. The Company is currently involved in the evaluation of, and discussions with, one or more such candidates. Depending on certain factors, including the amount, nature, method and timing of the consideration to be paid by the Company, any such acquisitions, transactions or relationships might result in a decrease in working capital.

        The Company believes that existing cash balances, marketable securities, funds generated from operations and amounts available under the revolving credit facility will be sufficient to meet its anticipated liquidity and working capital requirements for the next 12 to 24 months. If the Company decides to expand its operations more rapidly, to broaden or enhance its products more rapidly, to acquire businesses or technologies or to make other significant expenditures to respond to market opportunities or competitive pressures, then the Company may need additional funds at an earlier time.

FORWARD LOOKING STATEMENTS

        This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish or make forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements in this Quarterly Report or elsewhere. The risks and uncertainties that may affect the business, operating results or financial condition of the Company include those set forth in the Company's Prospectus dated August 13, 1997, such as the following:

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

        The Company believes that the market for supply chain management software is expanding rapidly. If market demand for the Company's products (including jointly-developed products) does not continue to grow rapidly, because of such factors as adverse changes in domestic or international business and economic conditions, the timely availability and acceptance of the Company's products, technological change or the effect of competitive products and pricing, software license revenue growth could be adversely affected. If competitors make acquisitions of other competitors or establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the supply chain management needs of prospects, or if certain Enterprise Resource Planning ("ERP") software vendors that have announced plans to develop or incorporate functionality that could compete with the Company's products successfully develop and market such functionality, software license revenue growth could be adversely affected.

        There can be no assurance that the Company will be able to attract complementary software vendors, consulting firms or other organizations that will be able to market the Company's products effectively or that will be qualified to provide timely and cost-effective customer support and service. In addition, there can be no assurance that any organization will continue its involvement with the Company and its products, and the loss of relationships with important organizations could materially adversely affect the Company's results of operations.

        The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development.

        In March 1997, the Company entered into agreements with IRI pursuant to which some employees have joined the Company and pursuant to which Manugistics might acquire certain products of IRI (subject to the satisfaction of certain contingencies). In June 1997, the Company acquired all of the outstanding capital stock of Synchronology Group Limited. Management of the Company must integrate the employees or operations that were the subject of these transactions into Manugistics. There can be no assurance that the Company will be able to integrate these employees or operations effectively or that the Company will realize the expected benefits of these transactions. In addition, there can be no assurance that the Company will not experience the loss of key employees of these operations. The process of integrating the acquired employees and operations into the Company might result in unanticipated operational difficulties and expenditures. In addition, there can be no assurance that the anticipated benefits of any specific acquisition will be realized.

                        PART II    OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        On July 25, 1997, the Company held its 1997 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the shareholders elected as Class II directors Joseph H. Jacovini (with 8,771,474 affirmative votes and 90,843 votes withheld), and Thomas A. Skelton (with 8,771,574 affirmative votes and 90,743 votes withheld).

        In addition to the election of the Class II directors at the Annual Meeting, the shareholders approved an amendment to the Manugistics Group, Inc. Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 30,000,000 shares to 100,000,000 shares (with 6,900,217 affirmative votes, 1,920,807 against, 41,293 abstentions and 0 non-votes).

        The shareholders also approved an amendment of the Company's Employee Stock Option Plan (the "Employee Plan") increasing the number of shares of common stock reserved for issuance under the Employee Plan by 1,000,000 shares (with 5,459,047 affirmative votes, 1,742,539 votes against, 25,967 abstentions and 1,634,764 non-votes).

        In addition, the shareholders approved an amendment to the 1994 Outside Directors Non-Qualified Stock Option Plan to increase the number of shares of common stock authorized to be issued under the plan by 80,000 shares (with 5,364,211 affirmative votes, 1,925,024 votes against, 27,686 abstentions and 1,545,396 non-votes).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits

               11     Statements Regarding Computation of Per Share Earnings
               27     Financial Data Schedule

        (b)    Reports on Form 8-K

 No reports on Form 8-K were filed during the quarter ended August 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MANUGISTICS GROUP, INC.
                                  (Registrant)


Date: October 10, 1997            By:/s/ William M. Gibson
                                     ---------------------
                                     William M. Gibson
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Directors


Date: October 10, 1997            By:/s/ Peter Q. Repetti
                                     --------------------
                                     Peter Q. Repetti
                                     Vice President, Finance and Administration,
                                     and Chief Financial Officer
                                     (Principal Financial Officer and Chief
                                     Accounting Officer)