Form 10-Q
period 1997-11-30
MANUGISTICS GROUP INC
filed 1998-01-02
CIK 908440

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

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

                                 Yes  X   No
                                    -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23.9 million shares of common stock, $.002 par value per share, as of December 23, 1997.

================================================================================

                             MANUGISTICS GROUP, INC.

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets -
                   November 30, 1997 (unaudited) and February 28, 1997                           3

                  Condensed Consolidated Statements of Income -
                   Three and nine months ended November 30, 1997 and 1996 (unaudited)            4

                  Condensed Consolidated Statements of Cash Flows -
                   Nine months ended November 30, 1997 and 1996 (unaudited)                      5

                  Notes to Condensed Consolidated Financial Statements - November 30, 1997       6

Item 2.           Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                     8

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                              18

                  SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           November 30,     February 28,
                                                                              1997             1997
                                                                           ------------     ------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $   6,288        $   8,543
  Marketable securities                                                        66,155           13,631
  Accounts receivable (net of allowance for uncollectible accounts -           48,067           37,093
    November 30, 1997, $2,124; February 28, 1997, $1,215)
  Prepaid income taxes                                                          1,664              -
  Other current assets                                                          4,231            2,275
                                                                           ------------     ------------
      Total current assets                                                    126,405           61,542

PROPERTY AND EQUIPMENT - NET                                                   17,152           10,355

NONCURRENT ASSETS:
  Software development costs - net                                             11,525            9,932
  Intangibles - net                                                             5,606            2,130
  Other noncurrent assets                                                         563              364
                                                                           ------------     ------------
TOTAL                                                                       $ 161,251        $  84,323
                                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABLITIES:
  Accounts payable                                                          $   3,439        $   4,244
  Accrued compensation                                                          4,974            6,181
  Other accrued expenses                                                        6,541            3,584
  Deferred revenue                                                             12,479           13,808
  Income taxes payable                                                            -              1,226
                                                                           ------------     ------------
      Total current liabilities                                                27,433           29,043

LONG-TERM DEBT                                                                    339              220

DEFERRED INCOME TAXES                                                             871            1,467

STOCKHOLDERS' EQUITY
  Preferred stock                                                                  --               --
  Common stock, $.002 par value; 100,000,000 shares authorized;
    shares issued, 24,657,352 at November 30, 1997; 22,429,414 at
    February 28, 1997; shares outstanding, 23,904,842 at November 30,
    1997; 21,676,904 at February 28, 1997                                          49               44
  Additional paid-in capital                                                  108,999           38,837
  Retained earnings                                                            23,652           14,970
  Translation adjustment                                                          625              459
  Treasury stock - 752,510 shares, at cost                                       (717)            (717)
                                                                           ------------     ------------
      Total stockholders' equity                                              132,608           53,593
                                                                           ------------     ------------
TOTAL                                                                       $ 161,251        $  84,323
                                                                           ============     ============

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)

                                               Three months ended             Nine months ended
                                                  November 30,                  November 30,
                                           -------------------------     -------------------------
                                              1997           1996           1997           1996
                                           ----------     ----------     ----------     ----------
REVENUES:

 Software products                          $ 22,600       $ 12,281       $ 63,919       $ 31,390
 Consulting, maintenance
  and other services                          18,668         11,407         49,673         31,674
                                           ----------     ----------     ----------     ----------
    Total revenues                            41,268         23,688        113,592         63,064
                                           ----------     ----------     ----------     ----------

OPERATING EXPENSES:

  Cost of software sold                        2,639          1,053          7,718          3,290
  Cost of consulting, maintenance
   and other services                          8,539          4,915         22,516         13,578
  Sales and marketing                         13,970          8,237         41,002         21,657
  Product development                          7,582          4,432         20,670         11,985
  General and administrative                   3,181          2,161          9,421          5,913
  Purchased research and development             -              -              -            3,697
                                           ----------     ----------     ----------     ----------
    Total operating expenses                  35,911         20,798        101,327         60,120
                                           ----------     ----------     ----------     ----------

INCOME FROM OPERATIONS                         5,357          2,890         12,265          2,944

OTHER INCOME - NET                             1,150            277          1,853            738
                                           ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                     6,507          3,167         14,118          3,682

PROVISION FOR INCOME TAXES                     2,502          1,220          5,436          2,866
                                           ----------     ----------     ----------     ----------

NET INCOME                                  $  4,005       $  1,947       $  8,682       $    816
                                           ==========     ==========     ==========     ==========

EARNINGS PER SHARE                          $   0.15       $   0.08       $   0.34       $   0.04
                                           ==========     ==========     ==========     ==========

WEIGHTED AVERAGE COMMON SHARES
  AND EQUIVALENT SHARES OUTSTANDING           26,607         23,180         25,658         22,576
                                           ==========     ==========     ==========     ==========



See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                Nine months ended
                                                                                   November 30,
                                                                            --------------------------
                                                                               1997            1996
                                                                            ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  8,682        $    816
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                                11,134           5,750
  Write-off of purchased research and development                                  -            3,697
  Other                                                                            (4)             95
  Changes in assets and liabilities:
   Accounts receivable                                                        (10,163)         (4,829)
   Other current assets                                                        (1,913)            162
   Other noncurrent assets                                                       (192)              6
   Accounts payable and accrued expenses                                        1,156             261
   Deferred revenue                                                            (1,329)          1,623
                                                                            ----------      ----------
    Net cash provided by operating activities                                   7,371           7,581
                                                                            ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions                                                                  (4,529)         (3,582)
 Purchase of property and equipment                                           (10,615)         (4,744)
 Capitalization of software development costs                                  (6,797)         (4,813)
 Purchase of software licenses for resale                                        (393)           (879)
 (Purchase) sale of marketable securities - net                               (52,524)          4,965
                                                                            ----------      ----------
   Net cash used in investing activities                                      (74,858)         (9,053)
                                                                            ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt and capital lease obligations-net                    (176)           (247)
 Net proceeds from issuance of common stock                                    61,985              -
 Proceeds from stock options and stock purchases                                3,268           1,767
                                                                            ----------      ----------
   Net cash provided by financing activities                                   65,077           1,520
                                                                            ----------      ----------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                        155             514
                                                                            ----------      ----------

NET (DECREASE) INCREASE IN CASH                                                (2,255)            562

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  8,543           4,921
                                                                            ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  6,288        $  5,483
                                                                            ==========      ==========


See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                NOVEMBER 30, 1997

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

2.       Acquisitions

         In June 1997, the Company acquired Synchronology Group Limited, a closely-held company which provides manufacturing planning and scheduling consulting services. In March 1997, the Company entered into a definitive agreement to acquire certain assets of Information Resources, Inc. ("IRI"). The total purchase price of these acquisitions was approximately $3,200,000 and $1,900,000, respectively, primarily comprised of cash, assumed liabilities and acquisition costs. The transactions are being accounted for under the purchase method. Accordingly, the purchase prices were preliminarily allocated to certain identifiable tangible assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired under each transactions was accounted for as goodwill, which is being amortized on a straight-lined basis over five years.

         The condensed consolidated financial statements include the operating results of each acquisition from the date of the acquisition. Pro forma revenues, income, and earnings per share of the Company, assuming the acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported.

         The operating results also would not have been materially different assuming the acquisition of Avyx, Inc., which was made during the nine months ended November, 1996, had been made at the beginning of that period. (See further discussion in Note 4 of the Company's Form 10-K for the fiscal year ended February 28, 1997).

3.       Commitments

         In March 1997, the Company entered into a reseller and marketing agreement with IRI, in which the Company has guaranteed certain revenue levels to IRI in the aggregate amount of $16,500,000 over several years. In the event that the activities performed by the Company through joint marketing arrangements with IRI do not meet the minimum amounts, the Company may be obligated to pay the difference. The Company anticipates that it will be able to meet the revenue levels and accordingly does not expect to be obligated to make such payments.

4.       Supplemental Information of Noncash Investing and Financing Activities

         During the nine months ended November 30, 1997 and 1996, the Company recorded income tax benefits of $5,123,000 and $1,071,000, respectively, relating to the exercise of employee stock options. The benefit was recorded as an increase to additional paid-in capital.

         Cash paid for income taxes amounted to approximately $3,341,000 and $1,220,000 for the nine months ended November 30, 1997 and 1996, respectively.

5.       Stockholders' Equity

         Public Stock Offering

         In August 1997, the Company completed a public offering of 1,600,000 newly issued shares of common stock. The proceeds to the Company were approximately $61,985,000, net of offering expenses.

         Increase in Authorized Common Stock

         On July 25,1997, the shareholders approved an increase in the Company's authorized shares of $.002 par value common stock to 100,000,000 shares.

         Stock Split

         On May 9, 1997, the Board of Directors of the Company declared a two-for-one stock split on the Company's common stock, which was paid in the form of a 100% stock dividend on June 11, 1997 to shareholders of record as of May 23, 1997. The shares outstanding, weighted average shares, amounts per share, and all other references to shares of common stock reported have been restated to give effect to the stock dividend.

6.       New Accounting Pronouncements

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was issued and will be effective for the Company's 1998 fiscal year. The Company's computation of basic earnings per share under SFAS No. 128, which excludes the dilutive effect of stock options, would have been $ .17 and $ .09 for the quarters ended November 30, 1997 and 1996, respectively and $ .38 and $ .04 for the nine months ended November 30, 1997 and 1996, respectively.

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

RESULTS OF OPERATIONS

REVENUES:

         Software products. The Company's software products license revenues increased because the Company increased the number of its supply chain sales employees and the Company's sales productivity initiatives generated further results, as well as because of increased market acceptance of such products. Software products revenues increased to approximately 55% of total revenues in the quarter ended November 30, 1997. Although the percentage of total revenues represented by software products revenues has varied in the past and is likely to continue to vary, for fiscal 1998, management of the Company anticipates that the percentage of total revenues represented by software products revenues is likely to fall in the range of the mid to upper 50s. See "Forward Looking Statements."

Software products revenues                       Three months ended                      Nine months ended
                                         -----------------------------------    -------------------------------------
                                          Nov. 30,                Nov. 30,        Nov. 30,                Nov. 30,
                                            1997        Change      1996            1997        Change      1996
                                         -----------   --------  -----------    -------------  --------  ------------
Supply chain management                    $ 21,900         92%    $ 11,436         $ 61,768       112%     $ 29,166
    Percentage of total revenues              53.1%                   48.3%            54.4%                   46.2%
Personal systems                           $    700        -17%    $    845         $  2,151        -3%     $  2,224
    Percentage of total revenues               1.7%                    3.6%             1.9%                    3.5%
                                         -----------             -----------    -------------            ------------
Total software products revenues           $ 22,600         84%    $ 12,281         $ 63,919       104%     $ 31,390
    Percentage of total revenues              54.8%                   51.8%            56.3%                   49.8%

         Supply chain management. Software products license revenues increased for the quarter and nine months ended November 30, 1997 because of increases in both the number of licenses and the average license fee per transaction. These increases resulted principally from the Company's increase in the number of its sales employees and because the Company's sales productivity initiatives generated further results. In addition, revenues increased because of increased market acceptance of the Company's products, including its recently introduced products and the latest versions of established products. This increased acceptance resulted in part from the recognition by prospects and customers that they could rapidly realize significant benefits from effective supply chain management, which led some companies to license more of the Company's products or to amend their existing licenses to permit a greater number of users.

         The Company has historically derived a significant majority of its software license revenues from direct sales. However, the Company has embarked on a strategy of expanding its product distribution through alliances with complementary vendors. This strategy of developing alliances is still in its early stages and, during the next few years, the number of software license transactions involving complementary vendors is likely to be relatively small and to fluctuate. Consequently, in any single quarter, the amount and proportion of software products revenues contributed by indirect sales by these vendors is likely to vary. See "Forward Looking Statements."

         Personal systems. Software products license revenues decreased for the quarter and nine months ended November 30, 1997 primarily because the Company has decreased the resources dedicated to Statgraphics, and many customers and prospective customers have selected competing products. Management of the Company believes that demand for Statgraphics will continue to decrease. As a percentage of total revenues, personal systems software products decreased to less than 2%.

         Consulting, maintenance and other services. Revenues from consulting, maintenance and other services increased for the quarter and nine months ended November 30, 1997 principally as a result of increased demand for supply chain management consulting and maintenance services from a growing base of customers that have licensed the Company's supply chain management software.

Consulting, maintenance and                      Three months ended                      Nine months ended
   other services                        -----------------------------------    -------------------------------------
                                          Nov. 30,                Nov. 30,        Nov. 30,                Nov. 30,
                                            1997        Change      1996            1997        Change      1996
                                         -----------   --------  -----------    -------------  --------  ------------
Supply chain management                    $ 18,537         65%    $ 11,221         $ 49,185        58%     $ 31,050
    Percentage of total revenues              44.9%                   47.4%            43.3%                   49.2%
Personal systems                           $    131        -30%    $    186         $    488       -22%     $    624
    Percentage of total revenues               0.3%                    0.8%             0.4%                    1.0%
                                         -----------             -----------    -------------            ------------
Total consulting, maintenance
         and other services                $ 18,668         64%    $ 11,407         $ 49,673        57%     $ 31,674
    Percentage of total revenues              45.2%                   48.2%            43.7%                   50.2%

         Supply chain management. Revenues from consulting and other services increased in both North America and Europe because of (1) new clients licensing increased numbers of products and users in recent quarters, which generally leads to implementation and other consulting services, (2) established clients licensing additional products, which also generates further demand for consulting services and (3) consulting services provided by employees who joined the Company in June 1997 in connection with Manugistics' acquisition of Synchronology Group Limited ("SGL"). SGL provides manufacturing planning and scheduling consulting services, and has offices in the United Kingdom and Belgium.

         Maintenance revenues have increased following the increase in the installed base of customers that have licensed the Company's software products and entered into annual maintenance contracts. Maintenance revenues tend to track software products sold in prior periods. In the past three fiscal years, approximately 90% to 95% of customers with maintenance contracts have renewed these contracts.

         Personal systems. Consulting, maintenance and other services revenues decreased because of a decline in maintenance revenues. This decline followed the erosion of the installed base of Statgraphics users, which resulted from customers and prospective customers having selected competing products.

OPERATING EXPENSES:

                                                 Three months ended                      Nine months ended
                                         -----------------------------------    -------------------------------------
                                          Nov. 30,                Nov. 30,        Nov. 30,                Nov. 30,
                                            1997        Change      1996            1997        Change      1996
                                         -----------   --------  -----------    -------------  --------  ------------
Cost of software sold                      $  2,639        151%    $  1,053        $   7,718       135%     $  3,290
  Percentage of total revenues                 6.4%                    4.4%             6.8%                    5.2%
Cost of consulting, maintenance,
       and other services                  $  8,539         74%    $  4,915        $  22,516        66%     $ 13,578
  Percentage of total revenues                20.7%                   20.7%            19.8%                   21.5%
Sales and marketing                        $ 13,970         70%    $  8,237        $  41,002        89%     $ 21,657
  Percentage of total revenues                33.9%                   34.8%            36.1%                   34.3%
Product development                        $  7,582         71%    $  4,432        $  20,670        72%     $ 11,985
  Percentage of total revenues                18.4%                   18.7%            18.2%                   19.0%
General and administrative                 $  3,181         47%    $  2,161        $   9,421        59%     $  5,913
  Percentage of total revenues                 7.7%                    9.1%             8.3%                    9.4%
 Purchased research and development        $    -          N/M     $    -          $     -         N/M      $  3,697
  Percentage of total revenues                 0.0%                    0.0%             0.0%                    5.9%
                                         -----------             -----------    -------------            ------------
Total operating expenses                   $ 35,911         73%    $ 20,798        $ 101,327        69%     $ 60,120
  Percentage of total revenues                87.0%                   87.8%            89.2%                   95.3%

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

Cost of software sold                            Three months ended                      Nine months ended
                                         -----------------------------------    -------------------------------------
                                          Nov. 30,                Nov. 30,        Nov. 30,                Nov. 30,
                                            1997        Change      1996            1997        Change      1996
                                         -----------   --------  -----------    -------------  --------  ------------
Amortization of capitalized software       $  2,156        148%    $    868        $   5,381       103%     $  2,652
  Pct of software products. rev.s              9.5%                    7.1%             8.4%                    8.4%
Cost of goods and other                    $    483        161%    $    185        $   2,337       266%     $    638
  Pct of software products. rev.s              2.1%                $   1.5%             3.7%                    2.0%
                                         -----------             -----------    -------------            ------------

Cost of software sold                      $  2,639        151%    $  1,053        $   7,718       135%     $  3,290
  Pct of software products. rev.s             11.7%                    8.6%            12.1%                   10.5%

         The cost of software sold increased primarily because amortization increased following the general commercial release of additional supply chain management software products, the development costs of which had previously been capitalized. The amount of capitalized software development costs has increased in recent years as the Company has increased its gross product development expenditures for supply chain management software. Amortization also increased because the Company wrote off some capitalized costs relating to the development of a prior version of its software. Royalty fees also increased as the number of licenses to customers involving third party software increased. Because of the increases in both of the components of cost of software sold, cost of software sold increased more rapidly than software products revenues, which caused cost of software sold to increase as a percentage of software products revenues.

         Cost of consulting, maintenance and other services. The cost of consulting, maintenance and other services increased primarily because the Company added personnel in both North America and Europe (including SGL employees) to provide consulting and maintenance services. In response to increased demand for consulting services following increased demand for the Company's software products, these additional employees helped generate the corresponding increase in supply chain management revenues from consulting, maintenance and other services.

         As a percentage of consulting, maintenance and other services revenues, the cost of consulting, maintenance and other services increased mainly because of the amount of expenses associated with new employees and because of the timing delays between the dates that these employees began work and the dates they first become productive after training. Over the next few quarters, the Company plans to continue to hire and train additional consulting employees at a rate that might cause the cost of consulting, maintenance and other services to represent a higher percentage of related revenues than in past quarters. See "Forward Looking Statements."

         Sales and marketing. Sales and marketing expenses increased because the Company added sales employees in North America, Europe and the Asia/Pacific region, and incurred higher commissions as a result of greater software products license revenues. In addition, the Company incurred costs to establish new offices or build up its presence in a few foreign markets, and increased its marketing expenses in connection with its presence in these foreign markets and with its expanded product offerings. In the quarter ended November 30, 1997, the proportion of total revenues represented by sales and marketing expenses decreased because total revenues increased more rapidly than these expenses. For the nine month period, sales and marketing expenses increased as a percentage of total revenues principally because, during the first half of the fiscal year, these expenses increased more rapidly than total revenues. As it pursues its strategy of expanding its business into new geographic markets, new industries and expanded distribution channels, the Company is continuing to hire and train additional sales and marketing employees and to make other sales and marketing expenditures. See "Forward Looking Statements."

         Product development. The Company records product development expenses net of capitalized software development costs.

Product development expenses                     Three months ended                      Nine months ended
                                         -----------------------------------    -------------------------------------
                                          Nov. 30,                Nov. 30,        Nov. 30,                Nov. 30,
                                            1997        Change      1996            1997        Change      1996
                                         -----------   --------  -----------    -------------  --------  ------------
Gross product development costs            $ 10,147         65%     $ 6,152         $ 27,467        64%     $ 16,798
  Percentage of total revenues                24.6%                   26.0%            24.2%                   26.6%
Less: Capitalized prod. dev. costs         $  2,565         49%     $ 1,720         $  6,797        41%     $  4,813
  Percentage of gross prod. dev. costs        25.3%                   28.0%            24.7%                   28.7%
                                         -----------             -----------    -------------            ------------

Product development expenses               $  7,582         71%     $ 4,432         $ 20,670        72%     $ 11,985
  Percentage of total revenues                18.4%                   18.7%            18.2%                   19.0%

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

OTHER INCOME-NET:

                                                 Three months ended                      Nine months ended
                                         -----------------------------------    -------------------------------------
                                          Nov. 30,                Nov. 30,        Nov. 30,                Nov. 30,
                                            1997        Change      1996            1997        Change      1996
                                         -----------   --------  -----------    -------------  --------  ------------
Other income -net                           $ 1,150        315%       $ 277          $ 1,853       151%        $ 738
  Percentage of total revenues                 2.8%                    1.2%             1.6%                    1.2%

         Other income-net includes income from short term investments, interest income and expense, foreign currency exchange gains or losses, and other gains or losses. Other income increased primarily because interest income increased. Interest income grew mainly because of greater income from short term investments following the investment of the net proceeds of the public offering of common stock completed in August 1997. In future quarters, pending their application to other uses, the investment of these proceeds will continue to generate income.

PROVISION FOR INCOME TAXES:

                                                 Three months ended                      Nine months ended
                                         -----------------------------------    -------------------------------------
                                          Nov. 30,                Nov. 30,        Nov. 30,                Nov. 30,
                                            1997        Change      1996            1997        Change      1996
                                         -----------   --------  -----------    -------------  --------  ------------
Income taxes                                $ 2,502        105%     $ 1,220          $ 5,436        90%      $ 2,866
  Percentage of income before taxes           38.5%                   38.5%            38.5%                   77.8%

         The effective tax rate represented by the Company's provision for income taxes was approximately 39% for both the quarter and nine months ended November 30, 1997 and the quarter ended November 30, 1996. The effective tax rate represented by the Company's provision for income taxes in the nine months ended November 30, 1996 would have been approximately 39%, disregarding a pre-tax loss, but the actual effective rate was significantly higher. The actual rate was higher largely because the expenses associated with the Company's write-off of purchased research and development costs in connection with the Avyx, Inc. acquisition were not deductible for tax purposes. Management of the Company believes that, in fiscal 1998, the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding one-time charges taken in connection with, for example, acquisitions or other similar transactions. This estimate is based on current domestic and foreign tax law and the actual effective tax rate may differ.

NET INCOME AND EARNINGS PER SHARE:

                                                 Three months ended                      Nine months ended
                                         -----------------------------------    -------------------------------------
                                          Nov. 30,                Nov. 30,        Nov. 30,                Nov. 30,
                                            1997        Change      1996            1997        Change      1996
                                         -----------   --------  -----------    -------------  --------  ------------
Net income                                    4,005       106%       1,947            8,682       964%          816
  Percentage of total revenues                 9.7%                   8.2%             7.6%                    1.3%

Earnings per share                         $   0.15        88%    $   0.08         $   0.34       750%     $   0.04

Weighted average common shares
    and equivalent shares outstanding        26,607        15%      23,180           25,658        14%       22,576

         Net income is derived by taking total revenues less total operating expenses, determining the effect of other income-net, and taking the resulting income before taxes and subtracting the income tax provision. Net income for the quarter and nine months ended November 30, 1997 increased largely because the Company's operating margin (i.e., operating income as a percentage of total revenues) and interest income increased. The operating margin increased in part because software license revenues, which tend to have higher margins, increased as a percentage of total revenues. Net income for the nine months ended November 30, 1996 included a non-recurring charge to operations of approximately $3.7 million. This charge was incurred in connection with the write-off of in-process research and development costs as a result of the acquisition of Avyx, Inc. in May 1996. The increase in per-share earnings was not quite as great as the increase in net income, largely because of an increase in the number of weighted average common shares and equivalent shares outstanding. This number increased as a result of the completion of an offering of 1.6 million newly-issued shares of common stock during August 1997, as well as the issuance of shares upon the exercise of employee stock options and purchases through the employee stock purchase plan. See also Note 6 of Notes to Condensed Consolidated Financial Statements regarding SFAS 128.

LIQUIDITY AND CAPITAL RESOURCES

                                                             As of
                                                --------------------------------
                                                November 30,       February 28,
                                                    1997               1997
                                                ------------       -------------
               Working capital                     $98,972            $32,499
               Cash, cash equivalents
                  and marketable securities        $72,443            $22,174

         The Company has historically financed its growth primarily through funds generated from operations and through proceeds from offerings of capital stock. The increase in working capital at November 30, 1997 from February 28, 1997 resulted principally from increases in the Company's 1) cash and marketable securities, as a result of the Company's offering of common stock that closed during the quarter ended August 31, 1997, and, to a lesser extent, 2) accounts receivable, which resulted from the increase in software products license revenues and the timing of license transactions and collections.

         During the nine months ended November 30, 1997, the Company's operating activities provided cash of $7.4 million. Operating cash flows increased largely because the cash flows resulting from net income before depreciation and amortization were only partially offset by increases in accounts receivable and other current assets. At November 30, 1997, accounts receivable were $48.1 million, compared to $37.1 million at February 28, 1997, primarily as a result of the increase in software products license revenues and the timing of software license transactions and collections. Deferred revenue decreased from $13.8 million at February 28, 1997 to $12.5 million at November 30, 1997 because a portion of the software license component of the deferred revenue amount was recognized.

         Investing activities used cash of $74.9 million, largely as a result of the purchase of marketable securities using proceeds from the public offering of common stock completed in August 1997. Sales of marketable securities provided cash, but the amounts provided were more than offset by cash used for purchases of marketable securities, property, computers and other equipment, acquisitions involving Information Resources, Inc. ("IRI") and Synchronology Group Limited and for software development costs that were capitalized.

         Financing activities provided cash of $65.1 million. Cash from financing activities was derived primarily from the sale of common stock in a public offering, the exercise of employee stock options and the sale of shares pursuant to the Company's employee stock purchase program.

         As of September 1997, the Company renewed its unsecured committed revolving credit facility with a commercial bank on substantially the same terms as before. Under the terms of the facility, the Company may borrow up to $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions. (Acquisition-related borrowings are limited to $7.5 million per acquisition.) The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount. This facility will expire in September 1998, unless renewed. There were no amounts outstanding under this facility at November 30, 1997.

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

FORWARD LOOKING STATEMENTS AND CERTAIN RISK FACTORS

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish or make forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, consulting services and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements in this Quarterly Report or elsewhere. The risks and uncertainties that may affect the business, operating results or financial condition of the Company include those set forth in the Company's Prospectus dated August 13, 1997, such as the following:

         Revenues for any period depend on the volume, timing and size of license agreements. The timing of license agreements is difficult to forecast because software sales cycles are affected by the size of transactions and other external factors such as general domestic and international business or economic conditions or competitors' actions. A small variation in the timing of software licensing transactions, particularly near the end of any quarter or year, can cause significant variations in software products license revenues in any period.

         The Company believes that the market for supply chain management software is expanding rapidly. However, if market demand for the Company's products does not continue to grow rapidly, because of such factors as adverse changes in domestic or international business and economic conditions or foreign currency exchange rates, the timely availability and acceptance of the Company's products, technological change or the effect of competitive products and pricing, software license revenue growth and consulting, maintenance and other services revenue growth or margins could be adversely affected. If competitors make acquisitions of other competitors or establish cooperative relationships among themselves or with third parties to enhance the ability of their products to address the supply chain management needs of prospects, or if certain Enterprise

Resource Planning ("ERP") or other software vendors that have announced plans to develop or incorporate functionality that could compete with the Company's products successfully develop and market such functionality, software license revenue growth could be adversely affected.

         The Company is building and maintaining significant working relationships with complementary vendors that the Company believes can play important roles in marketing the Company's products. There can be no assurance that the Company will be able to attract complementary software vendors, consulting firms or other organizations that will be able to market the Company's products effectively or that will be qualified to provide timely and cost-effective customer support and service. In addition, there can be no assurance that any organization will continue its involvement with the Company and its products, and the loss of relationships with important organizations could materially adversely affect the Company's results of operations.

         The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development.

         The Company investigates potential candidates for acquisition, joint venture opportunities or other relationships on an ongoing basis. The Company is currently involved in the evaluation of, and discussions with, one or more such candidates. In March 1997, the Company entered into agreements with IRI pursuant to which some employees have joined the Company and pursuant to which Manugistics might acquire certain products of IRI (subject to the satisfaction of certain contingencies). In June 1997, the Company acquired all of the outstanding capital stock of Synchronology Group Limited. Management of the Company must integrate the employees or operations that were the subject of these transactions into Manugistics. There can be no assurance that the Company will be able to integrate these or any future employees or operations effectively or that the Company will realize the expected benefits of these or any future transactions. In addition, there can be no assurance that the Company will not experience the loss of key employees of these or any future acquired operations. The process of integrating acquired employees and operations into the Company might result in unanticipated operational difficulties and expenditures. In addition, there can be no assurance that the anticipated benefits of any specific acquisition will be realized.

         Many older computer systems and software products that are still in use today were programmed to accept only two digit entries in the date code field (i.e., "98" for "1998"). Systems and software containing two digit date code fields need to be modified or upgraded to distinguish 21st century dates (e.g., "2002") from 20th century dates (e.g., "1902"), in order to avoid the possibility of erroneous results or system failures.

         Many companies might need to modify or upgrade their information systems to address this "Year 2000" issue. The effects of this issue and of the efforts by companies to address it are unclear. The Company believes that the purchasing patterns of customers and prospective customers might be affected by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures might result in reduced funds available to purchase software products such as those offered by the Company. Additionally, Year 2000 problems inherent in a customer's other software programs might significantly limit that customer's ability to realize the intended benefits to be derived from the Company's supply chain management software. These events could result in a material adverse effect on the Company's business, operating results or financial condition.

         The Company utilizes other third party vendor equipment, telecommunication products, and software products which may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products, failure of any critical technology components to operate properly may have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

         Software products as complex as those offered by the Company might contain undetected errors or failures when first introduced or when new versions are released, including products intended to be Year 2000 compliant. There can be no assurance that the Company's software products contain or will contain all necessary date code changes or that errors will not be found in new products or product enhancements after commercial release, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

                            PART II     OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits

                 11       Statements Regarding Computation of Per Share Earnings
                 27       Financial Data Schedule

        (b)      Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended November 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MANUGISTICS GROUP, INC.
                                         (Registrant)


Date: January 2, 1998                    By: /s/ William M. Gibson
                                            ---------------------------------
                                            William M. Gibson
                                            President, Chief Executive Officer
                                            and Chairman of the Board of
                                            Directors


Date: January 2, 1998                    By: /s/ Peter Q. Repetti
                                            ---------------------------------
                                            Peter Q. Repetti
                                            Senior Vice President, Finance and
                                            Administration, and Chief Financial
                                            Officer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)