Form 10-K
period 1998-02-28
MANUGISTICS GROUP INC
filed 1998-05-29
CIK 908440

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ----------
                                  FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________  to  __________
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 22, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $531.1 million. As of that date, the number of shares outstanding of the Registrant's common stock was
26.0 million, based on information provided by the Registrant's transfer agent.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Company anticipates that its Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended February 28, 1998.

===============================================================================

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

         Manugistics Group, Inc. ("Manugistics" or the "Company") develops, markets and supports software products for synchronized supply chain management(TM) and provides related services. Synchronized supply chain management refers to managing the complex interactions involved in the flows of products through the supply chain. It involves forecasting product demand and coordinating the timing of distribution, manufacturing, procurement and transportation activities to meet this demand, not only across an entire enterprise, but also among an enterprise and its suppliers and customers. The Company provides an integrated suite of strategic, tactical and operational supply chain planning software products, including a high-level optimizer, that address the four key operational areas of supply chain management: demand planning, supply planning, manufacturing scheduling and transportation management. The Company was incorporated in Delaware in 1986, completed its initial public offering in August 1993 and completed another underwritten offering of its common stock in August 1997.

BACKGROUND

         In recent years, many companies have faced increased competition and more demanding customer service requirements. Customers have had the leverage to demand better service from suppliers, in part because bargaining power has shifted to retailers and consumers from manufacturers and distributors following such changes as the advent of "superstores" and specialty category stores. Also, many companies have contended with shorter product life cycles in recent years. In addition, manufacturing companies in a number of industries have incurred very high costs to build, acquire, maintain and operate plants and equipment. Given these significant costs and increased competition, many companies have sought ways to increase their returns from significant investments in manufacturing assets.

         Manufacturers, distributors, retailers and transportation providers are seeking to improve customer service, lower operating costs and increase returns on assets through more effective management of their supply chains. Some of the first companies to recognize the need for effective supply chain management were consumer packaged goods and food and beverage firms, which generally make product to stock in inventory ("make to stock"). Many of these companies produce their finished goods using process manufacturing, distribute their products through complex networks, and sell their products through retail channels. Suppliers to these consumer-oriented process manufacturers, such as chemical companies, which generally use process manufacturing and sell to industrial customers, have also been significantly affected by the changed business environment.

         Companies in the apparel and consumer electronics industries, among others, have also contended with more difficult business conditions and have been particularly affected by the shorter product life cycles and the associated difficulty of forecasting product demand. Such companies manufacture products for consumers in discrete or high volume repetitive manufacturing environments, and generally make or assemble their products upon receipt of a customer order ("make to order"). These companies, as well as discrete manufacturers that sell to industrial customers, have begun to recognize that they can provide better service to their customers, have lower operating costs and increase their return on assets by effective management of their supply chains.

         Companies in many different industries now recognize that effective supply chain management is a source of competitive advantage, and these companies are seeking software that can help them deliver the right product to the right place at the right time at the lowest possible cost. The Company's supply chain management software enables companies to plan their supply and manufacturing activities to meet anticipated customer demand, while considering capacity and material constraints and other factors. Manugistics' supply chain software complements Enterprise Resource Planning ("ERP") systems and provides companies with information not only about their own enterprises, but also about demand from customers and other information relating to suppliers and transportation providers.

         Manugistics' solutions consider and balance relevant demand, customer service, production, constraints, cost and profitability information, both within an enterprise and among an enterprise and its suppliers and customers. The Company's integrated suite of supply chain management software includes (i) strategic tools, such as Supply Chain Navigator's functionality for determining the initial setup of a supply chain network, (ii) tactical capabilities, such as Supply Planning's functionality for performing production planning across multiple facilities, and (iii) operational capabilities, such as Advanced Manufacturing Scheduling's functionality for producing specified quantities of product within given time parameters. The Company's solution provides the following benefits:

         Synchronized Planning and Scheduling. The Company's software immediately alerts planners of changes that occur along the supply chain, enabling them to evaluate and incorporate the effects of the changes and to rapidly adjust the relevant pieces of the supply chain planning process. This software thus enables them to synchronize their companies' supply planning, transportation planning and manufacturing scheduling activities with the revised forecast of customer demand.

         End-to-End Supply Chain Functionality. Manugistics' software provides planners with a single view of their company's entire supply chain and its links to suppliers and customers. This single view of the whole supply chain provides critical real-time information about all of the effects of supply chain actions, which enables users to make superior decisions.

         Rapid Time-to-Benefit. The Company's supply chain management software products frequently deliver cost savings and improvements in customer service within one year after implementation. (Implementation typically requires 3 to 12 months, depending on the products licensed and the complexity and geographic scope of the project.) As a result, customers typically receive a quick payback on their investment.

         Constantly-Updated Supply Chain Information Common to All Users. Manugistics' distributed client/server architecture enables users throughout a company, regardless of their location, to access the same, constantly-updated supply chain information at the same time. This architecture enables global access, a single view of the supply chain and rapid communication of information and decisions. It also enables users to take advantage of the collaborative communication capabilities available through the Internet and the World Wide Web and extends the availability of a company's view of the supply chain to its suppliers and customers.

         Tight Integration with Complementary ERP Systems. Because of the Company's architecture, its object-oriented foundation (which enables sophisticated communication between applications) and its mutual interest with ERP vendors in enabling clients to derive the maximum benefits from both their Manugistics and ERP systems, the Company offers tight integration with the ERP systems of most leading vendors. In addition, the Company entered into an agreement with CrossWorlds Software, Inc. ("CrossWorlds") in January 1998 to jointly extend CrossWorlds' application integration technology to address the integration between Manugistics' supply chain management software and other enterprise software applications. See "Products" and "Alliances and Partnering."

STRATEGY

         The Company's objective is to be the leading provider of supply chain management solutions to companies worldwide. The Company's strategy includes the following elements:

         Provide comprehensive solutions. As more companies recognize the potential for significant and rapidly achievable benefits from effective supply chain management, the Company's strategy is to deliver comprehensive solutions to enable customers to fully realize these benefits. The Company delivers a robust supply chain planning software solution, and continuously seeks to expand and enhance its product offerings. The Company also provides consulting and implementation services, education and training, product support and other services. Through the Company's unique supply chain management experience and its collaboration with customers in a variety of industries for more than a decade, the Company has developed extensive knowledge of supply chain management issues and solutions. Based on this knowledge, the Company is continuing to define comprehensive supply chain solutions and is delivering these solutions to the market.

         At the core of these solutions is the Company's software, and the Company has introduced, and plans to continue to introduce, new applications and functionality in order to address specific aspects of supply chain planning more completely. An important aspect of the Company's solutions is its ability to rapidly deliver new features and functions to the market in response to emerging market opportunities and requirements. During fiscal 1998, the Company introduced NetWORKS(TM), a framework for collaborative planning and a full suite of Internet applets designed to help companies manage inter-enterprise supply chain coordination, and also acquired complementary supply planning capabilities for manufacturers of complex products.

         Customers have increasingly demanded the services offered by the Company. In fiscal 1998 the Company acquired Synchronology Group Limited ("SGL"), a consulting company with significant domain expertise in manufacturing processes and manufacturing planning and scheduling software. See "Product Related Services". To help reduce the need to hire additional professional services employees necessary to meet maximum anticipated demand for services, the Company offers an extensive education and training program to third-party consultants from firms such as Andersen Consulting, Inc. ("Andersen Consulting"), Computer Sciences Corporation ("CSC"), Ernst & Young LLP ("Ernst & Young"), IBM Consulting, KPMG Peat Marwick LLP ("KPMG Peat Marwick"), and Price Waterhouse LLP ("Price Waterhouse"). The availability of these third-party consultants to provide implementation services will assist the Company to ensure that, during periods of increased demand, customers will continue to receive effective and timely consulting and implementation services.

         Capitalize on leadership position. The Company seeks to take advantage of its leadership position in the market for supply chain management software by expanding its business in the following areas: new geographic markets, new industries and mid-sized companies.

         New geographic markets. The Company believes that companies outside North America face similar supply chain management issues as North American companies and will increasingly demand supply chain management solutions. Accordingly, the Company plans to take advantage of its knowledge of these issues to provide solutions to these companies. Although they trail their North American counterparts in terms of their adoption of supply chain management practices, the Company believes that companies in the South American, European, and Asia/Pacific regions, as well as international subsidiaries of North American companies, are increasingly seeking the benefits of effective supply chain management. To meet anticipated demand, the Company maintains offices in Australia, Belgium, Brazil, France, Germany, Ireland, Japan, the Netherlands, Singapore and the United Kingdom. The Company believes that companies in these and other geographic markets will increasingly demand supply chain management solutions. See "Forward Looking Statements."

         New industries. The Company is capitalizing on its experience with, and operational knowledge of, process manufacturing companies that target consumers, such as consumer packaged goods and food and beverage firms, and process manufacturers that target the industrial sector, such as chemical companies, to further penetrate other industries. These industries include discrete and high-volume repetitive manufacturers that target consumers, such as firms that make apparel, consumer durables and consumer electronics, and manufacturers that target the industrial sector such as communications equipment makers and motor vehicle and parts manufacturers.

         Mid-sized companies. In addition, the Company believes it can capitalize on its supply chain management knowledge and the price/performance profile of client/server products to provide solutions to mid-sized companies. Client/server product offerings have enabled the

Company to expand its target market to include mid-sized companies with annual revenues ranging from $250 million to $1 billion.

         Expand product distribution through alliances and partnering. The Company is building and maintaining strong working relationships with organizations that the Company believes can play important roles in marketing the Company's products. These include: (i) ERP system vendors, such as The Baan Company, N.V. ("Baan"), Glovia LLC, Marcam Solutions, Inc. ("Marcam"), Oracle Corporation ("Oracle") and SAP AG ("SAP"), whose ERP systems maintain the data used by the Company's supply chain planning products; (ii) consulting firms, such as Andersen Consulting, CSC, Ernst & Young, IBM Consulting, KPMG Peat Marwick, and Price Waterhouse, that are active in the selection and implementation of large information systems; (iii) other complementary solution providers such as Microsoft Corporation; and (iv) hardware vendors, such as Hewlett-Packard, IBM, Digital Equipment Corporation and Sun Microsystems, that offer hardware products on which the Company's products run. See "Alliances and Partnering."

         The Company believes that these relationships will enable prospective customers to select various hardware systems, operating environments, ERP or transaction systems and databases that can be easily integrated and rapidly implemented with the Company's products. The Company also believes that these relationships will provide benefits to customers, the Company and the Company's alliance partners, including enhanced potential for increased market penetration.

         Offer products based on Manugistics' supply chain business object model, incorporating advanced decision sciences, with state-of-the-art user interface and integration technology. Manugistics' technology strategy is to offer products based on the Company's unique set of software objects developed specifically to support the business processes involved in supply chain planning, which provide customers with highly accurate models of their supply chains and superior flexibility, scalability and performance. Manugistics' applications incorporate a variety of advanced decision sciences, including constraint-based optimization, heuristics and linear programming, providing customers with the most appropriate solver techniques for different types of supply chain problems. The Company's user interface technology provides a state-of-the-art "look and feel" to enhance user productivity and support visualization of the supply chain. The Company's leading-edge integration technology enables seamless interchange among Manugistics applications, ERP systems, and suppliers and customers.

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

         The Company's products incorporate standards-based technologies, which provide a flexible foundation and leverage the technology investments of customers. The Company's use of object-oriented technology for product development enables it to develop new software program code with modular components, which permits and encourages developers to re-use these components and improves quality while shortening the time required to develop or enhance products.

PRODUCTS

         During fiscal 1998, the Company released several enhancements to Manugistics5, the fifth version of its client/server software. The Company's supply chain management software provides strategic, tactical and operational supply chain planning products and includes the Supply Chain Navigator, four major families (Demand Planning, Supply Planning, Manufacturing Scheduling and Transportation Management), the Manugistics Integrator, and NetWORKS, a framework for inter-enterprise collaborative planning that includes a suite of Internet applets. The software operates in most major environments and supports database software from leading relational database software vendors.

         SUPPLY CHAIN NAVIGATOR. Manugistics Supply Chain Navigator ("SCN") features a graphical representation of a company's entire supply chain network and enables executives to make longer-term business planning decisions about the configuration of the supply chain network and network-wide capacity, production, inventory and distribution as well as shorter-term tactical planning decisions. SCN can produce an optimized sourcing network and an optimized plan for the ideal mix of products to be produced at each plant and distributed to each warehouse and distribution center. SCN considers multiple time periods to maximize the profitability of a portfolio of products or minimize the costs of raw materials, manufacturing, inventory and distribution. The strategic and tactical planning functionality of SCN is fully integrated with the other tactical and operational products in Manugistics' suite, giving users the ability to implement immediately the strategic supply chain decisions that SCN supports.

         SCN is a strategic and tactical optimizer of the flows of materials through a supply chain, which uses detailed, constraint-based models. By simultaneously evaluating both manufacturing-related and distribution-related constraints, and using powerful optimization routines, SCN generates the optimal solution for specific user-defined goals (such as maximizing product profitability or minimizing costs), and can be used to solve a wide array of strategic and tactical supply chain problems.

         DEMAND PLANNING. Manugistics Demand Planning addresses a key element of successful supply chain planning: forecasting demand with a high degree of accuracy. There are two products in the Demand Planning family: Demand Planning and Demand Planning Extended Edition.

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

         Demand Planning Extended Edition. Demand Planning Extended Edition ("DP/EE") utilizes advanced forecasting methods to extend the capabilities of the Company's Demand Planning product. DP/EE produces a forecast that incorporates causal factors, such as the effects of changes in price, the effects of non-seasonal holidays and macro-economic factors. To improve precision, DP/EE also recognizes both long-term and short-term trends in product demand and selects appropriate techniques to forecast demand more accurately. To simplify forecasting demand for a new product over the course of its life cycle, DP/EE can synthesize and analyze life-cycle information from other, similar products to produce a forecast for the new product. This capability is very important in industries that conduct some discrete and high-volume repetitive manufacturing operations, such as apparel or consumer electronics, in which product life cycles are short and life-cycle management is crucial to the success of new products.

         During fiscal 1998, the Company delivered new capabilities in its Demand Planning product family that enable the software to incorporate point-of-sale ("POS") checkout scanner data and to integrate with On-Line Analytical Processing ("OLAP") software. As part of the agreements, which the Company entered into with Information Resources, Inc. ("IRI") during the first quarter of fiscal 1998, the Company enhanced its Demand Planning products to use multiple sources of daily, store-level POS data, including that of IRI. The Company believes that using these POS data will provide more accurate forecasts, thereby helping companies make superior planning decisions, particularly in demand-sensitive, consumer-oriented, process manufacturing industries.

         SUPPLY PLANNING. The higher, tactical level functionality in Supply Planning facilitates effective management of production while considering constraints such as capacity, raw materials, availability of components and labor. Supply Planning enables managers to review planned manufacturing activities at all manufacturing facilities for time periods up to several years, and allows them to analyze the ability of their companies to meet demand and supply requirements and customer service goals given aggregate capacity and materials constraints.

         At the operational level, Supply Planning provides managers with the ability to plan supply activities across multiple plants and distribution centers to meet demand requirements, and contains extensive Continuous Replenishment Planning ("CRP") and Vendor Managed Inventory ("VMI") capabilities. The software considers the interdependencies among distribution and manufacturing activities and uses this information as the basis for decisions about stocking levels, sourcing, location, movement and use of available materials and inventory. As a result, customer service can be improved while inventories and cycle times are reduced.

         Master Supply Plan. The higher, tactical level functionality in Supply Planning is used for longer-term, aggregate planning across multiple facilities and produces a master supply plan considering aggregate capacity and materials constraints (as well as planning for a single plant, consistent with the master plan). Supply Planning incorporates inputs from multiple sources, including the planned orders that are the result of collaborative or VMI or CRP and customer orders to develop a feasible master production plan (for multiple weeks or months) that fits within capacity and materials constraints. This master production plan then provides input for production planning and manufacturing scheduling. If a product should be manufactured at an alternate plant to relieve constraints, bottlenecks or both, appropriate adjustments are made throughout the Manugistics solution. The software can also identify capacity constraints and materials shortages likely to occur in the future, enabling planners to take corrective action, such as leveling production load over time or across lines, before problems develop.

         Distribution Plan. The operational level functionality in Supply Planning synthesizes demand planning, inventory planning and distribution network data to produce a distribution plan - a schedule of shipping requirements for each source and destination to meet the demand for every product at every location in each planning period. Supply Planning constructs a daily operational plan recommending a schedule of shipments to implement the distribution plan that makes the best use of available inventory.

         Manufacturing Plan. To satisfy the distribution plan, Supply Planning assists managers in developing long-term and short-term enterprise-wide production plans and detailed daily production schedules while calculating materials needs. In addition, this software assists managers in making cost-effective decisions regarding the use of manufacturing and materials resources.

         Supply Planning produces a master schedule and translates that master schedule into time-phased materials requirements schedules for raw materials and intermediate or component products. The software produces an enterprise-wide replenishment schedule of time-phased requirements for each vendor, listing the planned and firm orders for each item. In addition, the software can recommend the optimal source for raw materials or components, and contains "available-to-promise" functionality which provides managers who are responsible for sourcing or supplying raw materials or components (both within and outside an enterprise) with information about the ability to satisfy production plans based on anticipated future levels of raw materials or components. This capability enables these managers to work proactively to find alternate materials or components or alternative production cycles to minimize the effect of any anticipated shortages.

         Industry-tailored Functionality. To more thoroughly address the needs of discrete manufacturers of computer and communications equipment, industrial vehicles and other complex products, Supply Planning includes functionality for handling the issues that are critical in these vertical industries: scarce materials and capacity and customers' demands for order promising in real-time and for product design and engineering issues. These capabilities of

Supply Planning use a constraint-based computational engine to create, analyze and optimize the manufacturing plans of companies in these industries by identifying all material, capacity and other resource bottlenecks and analyzing the impact of each on individual orders and overall plan performance. The software enables users to determine the mix of products to produce that maximizes product or company profitability or minimizes costs based on materials availability, substitution and configuration, and supplier alternatives. The software also enables users to perform real-time order promising, and if a material shortage is constraining delivery performance, it identifies the problem part so that corrective action can be taken. In addition, this software provides tools for unique/common parts analysis and advanced bill of materials and inventory analysis, which assists in improving product design and engineering.

         ADVANCED MANUFACTURING SCHEDULING. Manugistics Advanced Manufacturing Scheduling ("AMS") delivers realistic, executable manufacturing schedules for producing specified quantities of product within the time parameters contained in the production plan. AMS is integrated with the rest of the Manugistics supply chain planning software suite, giving users the same constantly updated demand and supply information available to planners throughout an organization. Correspondingly, planners elsewhere in the organization have current information about manufacturing schedules. AMS optimizes production schedules given certain user-defined constraints for process, high-volume repetitive and discrete manufacturing environments, enabling schedulers to maximize customer service and asset utilization, minimize cost and reduce cycle time.

         Users can configure AMS to model the unique manufacturing environments of their enterprises for various short- to medium-term time periods, including large, complex processes, production of either small or large numbers of products, a range of constraints including materials, labor, machine and storage capacity and environmental restrictions. AMS generates a manufacturing schedule meeting defined objectives while respecting constraints.

         AMS enables users to employ a range of methods to respond to the frequent changes in the manufacturing schedule, from regenerative scheduling to incremental rescheduling. A key feature of AMS is its rescheduling capability. AMS identifies the best location and time period to schedule a job or production run. For example, when a company receives a new order, AMS searches in real time for the optimal plant and date to run the job, preserving the existing schedule and enabling the scheduler to quote a delivery date immediately. AMS also addresses floating capacity-constrained resources or bottlenecks, again by leveraging the existing schedule, preserving the parts that are unaffected by the change and revising other elements as necessary to meet the updated requirements. The Company believes that the evolutionary nature of the rescheduling capability of AMS provides users with greater control, because the schedule remains stable, and greater speed, because the software reschedules only the necessary portion of the entire schedule.

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

         Communication among trading partners, particularly communication about the status of transportation activities, is essential to effective supply chain management. Transportation Management includes the Manugistics Intelligent Messenger, which provides electronic commerce capabilities by collecting and distributing supply chain data among trading partners. The Manugistics Intelligent Messenger evaluates messages from the supply chain planning applications, recognizes key business events, determines required action and sends timely notification messages to appropriate decision makers. This product was developed in partnership with Frontec AMT, Inc., a leading provider of intelligent messaging solutions.

         The Company's Transportation Management family also includes the Routing and Scheduling product. It provides automated daily routing and is designed for private fleet managers whose main concern is developing the best possible distribution routes in order to maximize customer service and minimize operating costs such as fuel, equipment and personnel.

         During fiscal 1998, the Company released the Manugistics Bulk Distribution Planning product, which addresses the needs of the bulk chemical, petroleum and industrial gas industries. Bulk Distribution Planning includes extensive transportation management capabilities, as well as specialized demand planning, unique inventory management features and dynamic sourcing to meet demand, enabling companies in these industries to improve customer service and reduce inventory and transportation costs.

         MANUGISTICS NETWORKS. Manugistics NetWORKS enables planners to manage some of their supply chain interactions with customers and suppliers via the Internet and the World Wide Web. NetWORKS provides a standardized, open framework and a set of user-friendly, customizable Internet applets that a company can use to permit trading partners to place orders, check product availability or verify materials needs according to the company's Manugistics supply chain planning software, with which NetWORKS is integrated. Using NetWORKS' Internet communication capabilities, companies can rapidly incorporate current information from customers and suppliers to accelerate and improve their supply chain decision-making.

         Just as Manugistics' other supply chain planning products immediately alert planners within a single company of changes along the supply chain, the Supply Chain Broadcast feature of NetWORKS immediately alerts trading partners of a change, enabling them to evaluate and incorporate the effects of the change and to synchronize their activities accordingly. NetWORKS also contains some Internet applets. NetWORKS/Demand provides users with remote access to forecast data, and enables them to update this information based on orders or market intelligence. NetWORKS/ATP (available to promise) offers remote users the ability to access availability, capability and delivery date information. NetWORKS/Carrier provides some interactive functionality for tendering and prioritizing loads. NetWORKS/Materials, like Supply Planning for intra-company activities, enables manufacturers and suppliers to share production plans and materials requirements, which enables these parties to identify potential shortages and to take corrective action before production is affected.

         MANUGISTICS INTEGRATOR. The Manugistics Integrator is a software application that integrates the Company's supply chain planning products with ERP applications, such as SAP's R/3(R). Initially developed jointly by Manugistics and SAP, the Integrator enables customers to implement an integrated Manugistics' supply chain software and an ERP solution that uses functionality from both applications without the need to develop custom interface programming. The Integrator reduces companies' integration costs, which can shorten the payback period on their investments in supply chain planning and ERP systems.

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

CUSTOMERS

          The Company's supply chain management software has been licensed by large organizations in the process manufacturing industries, such as the consumer packaged goods, food and beverage, chemicals, paper and pharmaceuticals industries and by customers in the discrete and high-volume repetitive industries, including the apparel, consumer durables, electronics/high technology and motor vehicles and parts industries. The Company has licensed various combinations of its supply chain management software products to more than 600 companies worldwide. The following customers are representative of the Company's customer base in terms of their size and the magnitude of revenues generated by their license agreements with the Company. During fiscal 1998, all of these customers have either licensed software products from the Company or its distributors or purchased maintenance, consulting or other services, or both, from the Company. See "Sales and Marketing."


CONSUMER PACKAGED GOODS                                       CHEMICALS AND PETROCHEMICALS
 Eveready Battery Co., Inc.                                    BASF Corporation
 General Electric Company                                      Dow Chemical Company, Limited
 The Gillette Company                                          E. I. du Pont de Nemours and Company
 Lever Brothers Company                                        Exxon Company, International
 The Procter & Gamble Company                                  Mobil Oil Corporation
 Revlon Consumer Products Corporation                          The Rohm & Haas Company

FOOD AND BEVERAGE                                             CONSUMER ELECTRONICS/HIGH TECHNOLOGY
 Ameriserve Food Distributors, Inc. (f/k/a PepsiCo., Inc.)     Analog Devices, Inc.
 Coors Brewing Company                                         Hewlett-Packard Company
 Frito-Lay, Inc.                                               IBM Corporation
 McDonald's Corporation                                        Philips Consumer Electronics Company
 Nabisco, Inc.                                                 Xilinx, Inc.
 Ocean Spray Cranberries, Inc.
 Starbucks Corporation                                        MOTOR VEHICLES AND PARTS
                                                               Automotive Products plc
PHARMACEUTICALS                                                BMW AG
 Bristol-Myers Squibb Company                                  General Motors Service Parts Operations
 Eli Lilly and Company                                         Harley-Davidson, Inc.
 Glaxo Wellcome Inc.                                           Deere & Co.
 Schering-Plough HealthCare Products, Inc.                     Tenneco Automotive-Monroe Auto Equipment
 Warner-Lambert Company
                                                              APPAREL
RETAIL DRUG/MASS MERCHANDISE/SPECIALTY RETAIL                  Fruit of the Loom, Inc.
 Dayton Hudson Corporation                                     Levi Strauss & Co.
 Kmart Corporation                                             NIKE, Inc.
 CVS, Inc.                                                     Russell Corporation
 Rite Aid Corporation                                          The Timberland Company
 Staples, Inc.
 Toys 'R' Us, Inc.                                            PAPER
 Wal-Mart Stores, Inc.                                         Fort James Corporation
                                                               Mead Corporation
GROCERY                                                        Sweetheart Cup Company, Inc.
 Food Lion, Inc.
 Giant Eagle, Inc.                                            OTHER
 The Kroger Co.                                                Baxter Healthcare Corporation
 Richfood, Inc.                                                Black & Decker, Inc.
 Safeway Stores, Inc.                                          Bridgestone/Firestone, Inc.
 Winn-Dixie Stores, Inc.                                       British Airways
                                                               Eastman Kodak Company
                                                               Owens & Minor Medical, Inc.

PRODUCT-RELATED SERVICES

         A key element of the Company's business is to provide clients with comprehensive solutions to their supply chain planning problems by combining software with professional services that enable clients to derive the maximum benefit from Manugistics' supply chain products. Typically, a client will make many changes to its overall operations in order to achieve the benefits of the Company's supply chain management solution, including its planning functions, while implementing the Company's software. To assist clients in making these changes, the Company offers a wide range of product-related services, including business operations consulting, change management consulting, end-user and system administrator education and training, and, in certain circumstances, software product modification. These services help clients reengineer their operations to take maximum advantage of the Company's software and of effective supply chain management.

         In June 1997, the Company acquired all of the outstanding capital stock of SGL, a closely held firm that provides manufacturing planning and scheduling consulting services. SGL maintains offices at its headquarters in the United Kingdom and in Belgium. SGL provides the Company with additional domain knowledge about manufacturing planning and scheduling and additional resources to serve clients in Europe and other regions.

         These product-related services generally are not included in the Company's software license fees and are provided on a time and materials basis. The Company's product-related services group consisted of 360 employees as of February 28, 1998.

CUSTOMER SUPPORT

         Another element of the Company's comprehensive solution is to provide on-going support to existing customers. Substantially all of the Company's supply chain management customers enter into annual product maintenance agreements entitling them to receive product support, including access to a hotline and an electronic bulletin board, and to receive product revisions and enhancements. The Company also uses its customer support function to collect information from customers to assist in focusing future product development efforts and in identifying market demand.

         As of February 28, 1998, the Company's customer support and maintenance staff consisted of 36 employees.

PRODUCT DEVELOPMENT

         The Company directs its current product development efforts toward the development of new, complementary products, the enhancement of the features and functions of existing products (including additional Internet capabilities, enhancements for use in foreign countries and foreign language translations), and the development of products tailored to particular industries. To date, most of the Company's supply chain products have been developed by its internal staff, occasionally supplemented by acquisitions. Product documentation is generally created internally.

         In developing new products or enhancements, the Company works closely with current and prospective customers, as well as with other industry leaders, to address their needs and requirements. The Company believes that these collaborative efforts will lead to improved software functionality and will result in superior products likely to have greater market demand. The Company maintains committees of users and developers for its products. Among other things, these committees define and rank issues associated with products and discuss product enhancement priorities and directions.

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

         The Company conducts a Product Launch Program for new applications and major enhancements, which allows customers to review design specifications and prototypes and participate in product testing. The Company has also established channels for customer feedback, which include periodic surveys and focus groups. In addition, the Company's product development staff works closely with the Company's marketing, sales, support and services groups to develop supply chain management software products that meet the needs of its current and prospective customers.

         As of February 28, 1998, the Company's product development staff consisted of 325 employees. The Company's gross development costs were approximately $41.1 million, $24.2 million and $16.1 million for fiscal 1998, 1997 and 1996, representing 23.4%, 25.5% and 25.9%, respectively, of total revenues. The Company's net product development expenses were approximately $31.7 million, $17.4 million and $11.2 million for fiscal 1998, 1997 and 1996, representing 18.0%, 18.3% and 18.0%, respectively, of total revenues. The Company capitalized internally developed software costs of $9.4 million, $6.8 million and $4.9 million for fiscal 1998, 1997 and 1996, representing 23.9%, 28.3% and 30.4% of gross product development costs, respectively. The Company amortizes its internally developed capitalized software costs over a product's estimated economic life, generally two years, commencing when a product is available for general commercial release.

SALES AND MARKETING

         The Company's supply chain management sales operation for North and South America is headquartered at the Company's offices in Rockville, Maryland and includes field sales personnel in the Atlanta, Charlotte, Chicago, Cleveland, Columbus, Dallas, Denver, Detroit, Houston, Los Angeles, Milwaukee, Ottawa, Philadelphia, San Francisco, Sao Paulo (Brazil) and Toronto metropolitan areas. The Company's direct sales organization focuses on sales of supply chain management software to large, multi-national companies, as well as mid-sized companies with significant supply chain issues.

         The Company markets its products in regions outside of North and South America primarily through subsidiaries. The Company's British, German, French, Belgian and Dutch subsidiaries, located in Bracknell, England, Essen, Germany, Paris, France, Brussels, Belgium and Utrecht, The Netherlands, respectively, provide direct sales, support, or both, of supply chain management software, primarily to customers located in continental Europe and the United Kingdom. In fiscal 1998, the Company established a subsidiary in Tokyo, Japan to sell and support its software in Japan. The Company also has subsidiaries in Australia and Singapore for sales and support to customers in the Pacific Rim. The Company adapts its software for use in international markets by addressing different languages, different standards of weights and measures and other operational considerations. In fiscal 1998, approximately 29.2% of the Company's total revenues was attributable to sales outside the United States and Canada. See Note 10 of Notes to Consolidated Financial Statements.

         The Company also uses indirect sales channels, such as complementary software vendors, third-party alliances and distributorships. See "Alliances and Partnering." Using these channels, Manugistics seeks to increase the market penetration of its supply chain management software products by leveraging the installed base and prospective customers of these parties. In fiscal 1998, the Company entered into agreement with Fujitsu Limited, under which Fujitsu has agreed to distribute the Company's software in Japan and in other countries where Japanese companies have operations. In fiscal 1998, the Company also entered into an agreement with NEC Corporation to distribute the Company's software in Japan. The Company participates in an initiative with Oracle Corporation, a large database and enterprise application software vendor, under which Oracle has the nonexclusive right to conduct marketing and sales activities on behalf of Manugistics (and on behalf of a small number of other complementary vendors) to potential customers in the consumer packaged goods industry. By participating in this initiative, the Company and the other participating vendors are seeking to provide a more complete offering that incorporates many capabilities and satisfies many of the supply chain planning, ERP and other needs of customers and prospective customers in the consumer packaged goods industry.

         The Company supports its supply chain management sales activities by conducting a variety of marketing activities, including an annual clients' conference, product "steering committees," appearances at industry conferences such as those organized by the American Production and Inventory Control Specialists (APICS) organization, the Council of Logistics Management (CLM) and the North American Wholesale Grocers Association, client conferences hosted by complementary software vendors and product demonstration seminars. In addition, the Company conducts lead generation programs including advertising, direct mail, public relations, seminars, telemarketing and ongoing customer communication programs.

         The Company had 149 employees engaged in sales activities, 61 employees engaged in marketing activities and 49 employees engaged in business development consulting activities at February 28, 1998.

         The Company sells its STATGRAPHICS product in the U.S. and in other countries through independent distributors, national resellers and local dealers.

ALLIANCES AND PARTNERING

         The Company has established business alliances or partnerships with leading software companies, consulting firms and other complementary vendors. During fiscal 1997, the Company joined the Oracle initiative. See "Sales and Marketing". The Company has also entered into joint marketing agreements with Baan and Marcam, which generally provide that Manugistics and these companies will conduct joint marketing activities. In support of these joint efforts, the Manugistics Integrator product is being enhanced to integrate the Company's supply chain management software with the software of Baan, Marcam, and other ERP application vendors.

         The Company continues to develop relationships with leading consulting firms in order to provide marketing leverage to the Company's own marketing efforts. For example, Andersen Consulting in North America displays the Company's supply chain management software at Logistics 2020, its logistics Center of Excellence in Atlanta, Georgia, and at its SAP Center of Excellence in Cincinnati, Ohio. Similarly, the Company works closely with CSC, Ernst & Young, IBM Consulting, KPMG Peat Marwick, and Price Waterhouse. Manugistics products are installed in a CSC solution center in Cleveland, Ohio and at an IBM demonstration facility in Lexington, Kentucky. In addition to formal programs, the Company cooperates with other professional services firms informally on a client-by-client basis, which involves cooperation at the field level.

LICENSE AGREEMENTS AND PRICING

         Software products license revenues consist principally of fees generated from licenses of software products. In consideration of the payment of license fees, the Company generally grants nonexclusive, nontransferable, perpetual licenses which are primarily computer, site or user specific. License fee arrangements vary depending upon the type of software product being licensed and the computer environment. License fees are based primarily on which products are licensed and on the number of users or locations. The United States list price for supply chain management software products ranges from $200,000 for a single product to several million dollars for the complete product suite.

         Customers may obtain support services and maintenance for an annual fee that ranges from 12% to 18% of the then-current license fee, depending on the level of support and the size of the license fee. The support and maintenance fee is generally billed annually and is subject to changes in software license list prices. The Company also provides pre-installation assistance, systems administration, training and other product-related services, generally on a time and materials basis. This allows the customer to determine the level of support appropriate for its needs.

COMPETITION

         The market for supply chain planning software is highly competitive. Other applications software vendors and certain professional services organizations, including such vendors as i2 Technologies, Inc., Logility, Numetrix, Inc. and McHugh Freeman Warehouse System Group, Inc., offer products that are directly competitive with some of the software applications marketed by the Company. In addition, certain ERP vendors, most of which are substantially larger than the Company, have acquired supply chain management software companies, products or functionality, or have announced intentions to develop and sell supply chain management solutions. Such ERP vendors include Baan, PeopleSoft, Inc. and SAP.

         The principal competitive factors in the supply chain planning software markets served by the Company include product functionality and quality, product suite integration, ease of use, customer service and satisfaction, ability to provide customer references, product support, product-related services, compliance with industry standards, vendor reputation and, in international markets, availability in foreign languages. The Company believes that it currently competes favorably with respect to these factors, and that its principal competitive advantages are its comprehensive, integrated solution, its significant list of referenceable customers, its substantial investment in product development, its client support and its extensive knowledge of supply chain planning.

PROPRIETARY RIGHTS AND LICENSES

         The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, confidentiality agreements with its employees, nondisclosure and other contractual requirements imposed on its customers, consulting partners and others, and technical measures to protect its proprietary rights in its products. The Company distributes its supply chain management software under software license agreements, which typically grant customers nonexclusive, nontransferable licenses to the Company's products and have perpetual terms unless terminated for breach. Under these license agreements, the Company retains all rights to market its products. Use of the licensed software is usually restricted to the customer's internal operations on designated computers at specified sites unless the customer obtains a site license for use of the software that is restricted to designated users. Use is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software. The Company also seeks to protect the source code of its software as a trade secret and as an unpublished, copyrighted work.

EMPLOYEES

         As of February 28, 1998, the Company had 1,141 full-time regular employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are generally good. In addition, the Company utilizes consultants, independent contractors and temporary employees to meet its staffing needs.

RISK FACTORS

         Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have varied in the past and might vary significantly in the future because of factors such as domestic and international business conditions or the general economy, the timely availability and acceptance of the Company's products, technological change, the effect of competitive products and pricing, the effects of marketing pronouncements by competitors or potential competitors, changes in the Company's strategy, the mix of direct and indirect sales, changes in operating expenses, personnel changes and foreign currency exchange rate fluctuations. In addition, the Company has experienced and might continue to experience from time to time very large, individual license sales which can cause significant variations in quarterly license revenues.

         The Company typically ships software products shortly after license agreements are signed and, therefore, does not maintain any material contract backlog. Furthermore, the Company has typically recognized a substantial portion of its revenues in the last month of a quarter. As a result, software products revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and the Company cannot predict software products revenues for any future quarter with any significant degree of certainty.

         The Company's software products license revenues are also difficult to forecast because the market for business application software products is evolving rapidly, and the Company's sales cycles vary substantially from customer to customer. Because the licensing of the Company's products generally involves a significant capital expenditure by the customer, the Company's sales process is subject to the delays and lengthy approval processes that are typically involved in such expenditures. In addition, the Company expects that sales derived through indirect channels will be harder to predict in timing and size than for direct sales because there is less direct contact and influence with the prospective customer. For these and other reasons, the sales cycle associated with the licensing of the Company's products varies substantially from customer to customer and typically lasts between four and six months, during which time the Company might devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and might experience a number of significant delays, over which the Company has no control.

         The Company's expense levels vary, at least in part, based on its anticipated future revenues. A substantial portion of the Company's revenues in any quarter is typically derived from a limited number of large contracts. Therefore, if revenues in a period are below expectations, operating results are likely to be adversely affected. Net income might be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies directly with revenues. As a result of the foregoing factors, it is likely that in some quarters, the Company's operating results will be below the published expectations of financial research analysts. In that event, the price of the Company's common stock would likely be materially adversely affected.

         The Company has generally realized lower revenues in its first fiscal quarter (ending in May) than in the immediately preceding quarter. The Company believes that these fluctuations are caused primarily by customer budgeting and purchasing patterns and by the Company's sales commission policies, which compensate personnel for meeting or exceeding annual and other performance quotas.

         Competition. The market for business applications software is highly competitive and subject to rapid change. Many application software vendors offer products that are directly competitive with some of the software products marketed by the Company. Some of the Company's current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, certain ERP system vendors have acquired supply chain management software companies, products or functionality or have announced plans to develop new products or to incorporate additional functionality into their current products that, if successfully developed and marketed, could compete with the products offered by the Company. Furthermore, current and potential competitors may make acquisitions of other competitors or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the supply chain management needs of the Company's prospective customers. Accordingly, it is possible that new competitors may emerge and rapidly acquire significant market share. If this were to occur, the business, operating results, financial condition and cash flows of the Company could be materially adversely affected.

         Dependence on New Products and Rapid Technological Change; Risk of Product Defects. The market for the Company's products is characterized by rapidly changing technologies, frequent new product introductions, rapid changes in customer requirements and evolving industry standards. The Company believes that its future financial performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. There can be no assurance, however, that the Company will be successful in developing and marketing new products or product enhancements that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of prospective customers and achieve market acceptance. If the Company is unable, for technological or other reasons, to successfully develop and introduce new products or product enhancements, the Company's business, operating results, financial condition and cash flows would be materially adversely affected.

         In addition, software products as complex as those offered by the Company might contain undetected errors or failures when first introduced or when new versions are released. There can be no assurance, despite testing by the Company and by current and prospective customers, that errors will not be found in new products or product enhancements after commercial release, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

         Year 2000 Compliance Issues. Many older computer systems and software products that are still in use today were programmed to accept only two digit entries in the date code field (i.e., "98" for "1998"). Systems and software containing two digit date code fields need to be modified or upgraded to distinguish 21st century dates (e.g., "2002") from 20th century dates (e.g., "1902"), in order to avoid the possibility of erroneous results or system failures.

         Many companies might need to modify or upgrade their information systems to address this "Year 2000" issue. The effects of this issue and of the efforts by companies to address it are unclear. The Company believes that the purchasing patterns of customers and prospective customers might be affected by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures might result in reduced funds available to purchase software products such as those offered by the Company. Additionally, Year 2000 problems inherent in a customer's other software programs might significantly limit that customer's ability to realize the intended benefits to be derived from the Company's supply chain management software. These events could result in a material adverse effect on the Company's business, operating results, financial condition and cash flows.

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

         Software products as complex as those offered by the Company might contain undetected errors or failures when first introduced or when new versions are released, including products intended to be Year 2000 compliant. There can be no assurance that the Company's software products contain or will contain all necessary date code changes or that errors will not be found in new products or product enhancements after commercial release, resulting in loss of or delay in market acceptance. In addition, the Company might experience difficulties that could delay or prevent the continued successful development and release of products that are Year 2000 compliant or that meet the Year 2000 requirements of customers. If the Company is unable or is delayed in its efforts to make the necessary date code changes, there could be a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

         Expansion of Indirect Channels. The Company is building and maintaining significant working relationships with complementary vendors, such as ERP system vendors and consulting firms, that the Company believes can play important roles in marketing the Company's products. The Company is currently investing, and intends to continue to invest, significant resources to develop these relationships, which could adversely affect the Company's operating margins. There can be no assurance that the Company will be able to attract organizations that will be able to market the Company's products effectively or that will be qualified to provide timely and cost-effective customer support and service. In addition, difficulties experienced by these complementary vendors in selling the Company's products and services may adversely affect the Company's results of operations. Furthermore, the Company's arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause, and many of these organizations are also involved with competing products. Certain ERP system vendors have acquired supply chain management software companies, products or functionality or have announced plans to develop new products or to incorporate additional functionality into their current products that would compete with the Company's products. Therefore, there can be no assurance that any organization will continue its involvement with the Company and its products, and the loss of important organizations could materially adversely affect the Company's results of operations. In addition, if the Company is successful in selling products as a result of these relationships, any material increase in the Company's indirect sales as a percentage of total revenues would be likely to adversely affect the Company's average selling prices and gross margins because of the lower unit prices that the Company receives when selling through indirect channels.

         Management of Internal Growth. The Company has recently experienced a period of rapid growth in revenues that has placed significant strains upon its management systems and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis. The Company has recently hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to increase significantly its total number of employees and to train and manage its employee work force on a timely and effective basis. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results, financial condition and cash flows. See also "Risk Factors - Integration of Acquired Businesses."

         Integration of Acquired Businesses. The Company investigates potential candidates for acquisition, joint venture opportunities or other relationships on an ongoing basis. The Company is currently involved in the evaluation of, and discussions with, one or more such candidates. Acquisitions, including the acquisition of ProMIRA in February 1998, involve the integration of companies that have previously operated independently. There can be no assurance that the Company will be able to integrate these or any future employees or operations effectively or that the Company will realize the expected benefits of these or any future transactions. In addition, there can be no assurance that the Company will not experience the loss of key employees of these or any future acquired operations. The process of integrating acquired employees and operations into the Company might result in unanticipated operational difficulties and expenditures. In addition, there can be no assurance that the anticipated benefits of any specific acquisition will be realized.

         International Operations. The Company currently conducts operations in a number of countries in Europe, Asia/Pacific and South America and plans to conduct operations in additional regions outside the United States, which will require significant management attention and financial resources and could adversely affect the Company's operating margins. The Company plans to accelerate the growth of, and increase its investment in, its international operations. There can be no assurance that the Company will be able to generate, maintain or increase demand for the Company's products in new geographic markets. Certain risks are inherent in international operations. The majority of the Company's contracts are denominated in U.S. currency. Most of the revenues from sales outside the United States have been denominated in foreign currencies, typically the local currency of the Company's business unit. The Company anticipates that the proportion of its revenues denominated in foreign currencies will increase. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. In connection with transactions denominated in foreign currency, the Company has taken steps to minimize the risks associated with such foreign currency in the past and might take such steps in similar circumstances in the future. With respect to the Company's international sales that are U.S. dollar-denominated, currency fluctuations could make the Company's products and services less price competitive. The Company's international sales and operations might be adversely affected by the imposition of government controls, changes in financial currencies (such as the unified currency known as the European Monetary Unit), political and economic instability, difficulties in staffing and managing international operations and general economic and currency exchange rate conditions in foreign countries.

         Lack of Product Diversification. The Company's future results depend on continued market acceptance of supply chain management software and services as well as the Company's ability to continue to adapt and modify this software to meet the evolving needs of its prospects and customers. Any reduction in demand or increase in competition in the market for supply chain management software products could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

         Dependence Upon Key Personnel. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results, cash flows and financial condition. The Company does not have employment contracts with any of its executive officers and does not maintain key person insurance. There can be no assurance that the Company will be able to retain its key personnel. The Company's future success also depends on its continuing ability to attract, assimilate and retain highly qualified sales, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can attract, assimilate or retain such personnel in the future.

         Intellectual Property and Proprietary Rights. The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, confidentiality agreements with employees, nondisclosure and other contractual requirements imposed on its customers, consulting partners and others, technical measures and other methods to protect its proprietary rights in its products. There can be no assurance that these protections will adequately protect its proprietary rights or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's products. In addition, the laws of certain countries in which the Company's products are or may be licensed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company.

         Possible Volatility of Stock Price. Factors such as announcements of new products or technological innovations by the Company or its competitors, as well as quarterly variations in the Company's operating results, have caused and may cause the market price of the Company's common stock to fluctuate significantly. In addition, the stock market in recent years has experienced price and volume fluctuations which have particularly affected the market prices of many high technology stock issues and which have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations, as well as general economic conditions, may adversely affect the market price of the Company's common stock.


ITEM 2.      PROPERTIES.

         The Company's principal sales, marketing, product development, support and administrative facilities are located in Rockville, Maryland, where the Company leases approximately 116,000 square feet of office space under a lease agreement which expires on April 30, 2002. The Company also leases approximately 52,000 square feet of additional office space under a lease agreement that expires on June 30, 2002. This space is located in a building a few miles from the Company's headquarters facilities. In addition, the Company leases approximately 41,000 square feet of additional office space under lease agreements expiring on or before October 31, 1999. This space is located in a complex adjacent to the Company's headquarters facilities. The Company also leases office space for its 15 sales, service and product development offices in the United States and its subsidiaries in North America, South America, Europe and Asia/Pacific.

         In order to consolidate the Company's three facilities located in the Rockville, Maryland area, including its headquarters facility, and to provide for the Company's long-term expansion needs, the Company entered into an agreements effective as of March 26, 1998 with a commercial real estate developer to lease a new office building of approximately 300,000 square feet to be built at a site near its current headquarters in Rockville, Maryland. The Company anticipates taking occupancy of the new facility in the spring of the year 2000. Under the agreements, the Company has options, subject to certain conditions, to lease up to an additional 550,000 square feet of office space (increasing the total potential office space to 850,000 square feet) in two additional phases. The options for additional office space, if not terminated sooner pursuant to the agreements, expire in fiscal 2011 and 2013.


ITEM 3.      LEGAL PROCEEDINGS.

         In the ordinary course of business, the Company is a party to legal proceedings and claims. In addition, from time to time, the Company may have contractual disagreements with certain customers concerning the Company's products and services. The Company has established accruals related to such matters that are probable and reasonably estimable. In management's opinion, any liability that may ultimately result from the resolution of these matters in excess of amounts provided would not be likely to have a material adverse effect on the financial position of the Company. In communications with the Company, a customer alleges that it has been damaged as a result of the breach by the Company of a 1991 contract for development and installation of a custom software system and misrepresentations made by the Company in connection therewith. The customer has threatened to commence an action if the matter is not resolved to the customer's satisfaction. The Company believes that there is no merit to this customer's claims and that the Company has met its obligations to this customer. (In recent years, custom software has constituted an immaterial portion of the Company's product development efforts.) Although the Company is seeking to resolve the claims by this customer, resolution of this matter is subject to various uncertainties and it is possible that this matter may be resolved unfavorably to the Company. However, the Company's management believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position of the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 1998.


ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT.

         The name, age and position held by each of the executive officers of the Company or Manugistics, Inc., its principal operating subsidiary, are as follows:

Name                                    Age        Position
----                                    ---        --------
William M. Gibson .................     53         President, Chief Executive Officer and Chairman of
                                                   the Board of Directors

Joseph E. Broderick................     53         Executive Vice President, Client Sales and Services

Kenneth S. Thompson................     42         Executive Vice President, Supply Chain Products

Keith J. Enstice...................     47         Senior Vice President, Field Operations Division,
                                                   Americas

Mary Lou Fox.......................     55         Senior Vice President, Product and Industry
                                                   Marketing

Peter Q. Repetti...................     36         Senior Vice President and Chief Financial Officer

David M. Roth......................     40         Senior Vice President, Marketing

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

         Ms. Fox has served as Senior Vice President, Product and Industry Marketing since November 1997. From April 1993 to November 1997, she served as Senior Vice President, Professional Services Division. She joined the Company in 1982 as a Senior Systems Analyst and subsequently served in various technical and professional services roles and as Vice President, Professional Services, from March 1990 through March 1993.

         Mr. Repetti has served as Senior Vice President and Chief Financial Officer since November 1997. Prior thereto Mr. Repetti served as Vice President, Finance and Administration and Chief Financial Officer since April 1996. From 1994 to 1996, Mr. Repetti served as Vice President, Finance. From 1990 to 1994, he served as Director of Financial Planning and Analysis for USAir Group, Inc.

         Mr. Roth has served as Senior Vice President, Marketing since November 1997 and as Vice President, Marketing from October 1994 to November 1997. Prior to joining the Company, Mr. Roth served as Vice President of Marketing at American Software, Inc., where he also worked in various other marketing and consulting positions from 1989 to 1994.

         There are no family relationships among any of the executive officers or directors of the Company. Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock, $.002 par value per share, trades on The Nasdaq Stock Market under the symbol "MANU".The following table sets forth the high and low closing prices in dollars per share for the respective quarterly periods over the last two fiscal years, as reported in published financial sources. These prices reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. All share prices provided below have been adjusted to reflect the stock split effected on June 11, 1997, for stockholders of record on May 23, 1997.

      Fiscal Year 1998                              High                     Low
      ----------------                              ----                     ---
      First Quarter                                  34                     14 7/8
       (ended May 31, 1997)
      Second Quarter                               49 3/4                     30
       (ended August 31, 1997)
      Third Quarter                                45 3/4                   28 1/2
       (ended November 30, 1997)
      Fourth Quarter                               48 1/2                   35 7/8
       (ended February 28, 1998)

      Fiscal Year 1997                              High                     Low
      ----------------                              ----                     ---

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


         As of May 22, 1998, there were approximately 210 stockholders of record and approximately 7,000 beneficial owners of the Company's common stock, according to information provided by the Company's transfer agent.

         The Company has never declared or paid any cash dividends on its common stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business. In addition, the Company has an unsecured committed revolving credit facility with a commercial bank that will expire on September 30, 1998, unless it is renewed. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements. During the term of the facility, the Company is subject to a covenant not to declare or pay cash dividends to holders of its common stock. Future payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant, and will be subject to the covenants contained in the credit facility.

Recent Sale of Unregistered Securities

     As previously reported by the Company in its Current Report on Form 8-K dated February 13, 1998, on that date, the Company, through its indirect, wholly-owned subsidiary, Manugistics Nova Scotia Company ("Manugistics Nova Scotia"), a Nova Scotia unlimited liability company, acquired all of the then outstanding capital stock of ProMIRA Software Incorporated ("ProMIRA"), a Nova Scotia company (such transaction being referred to as the "Acquisition") pursuant to a certain Stock Purchase Agreement (the "Stock Purchase Agreement") which was privately negotiated among the parties thereto.

     In connection with the purchase and sale of the ProMIRA capital stock and the cancellation of outstanding options to purchase ProMIRA stock, Manugistics Nova Scotia paid or delivered to or for the benefit of the holders of ProMIRA capital stock and options (the "ProMIRA Sellers") the following: cash in the aggregate amount of approximately $5,300,000 (Cdn. $7,633,330); and an aggregate of 1,550,000 shares of the Company's Common Stock (the "Shares"). In addition, the Company issued to ProMIRA Sellers options to purchase a total of 78,379 shares of the Company's Common Stock. The options were issued under the Company's Employee Stock Option Plan and vest and become exercisable in installments of 25% per year commencing twelve months after the date of the grant of the option. Each option has an exercise price of $43.75 per share.

     An aggregate of 561,533 of the Shares were issued to a total of 22 persons then resident in the United States. Options to purchase an aggregate of 20,750 shares of Common Stock were issued to a total of 7 persons then resident in the United States. Such Shares and options were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon
Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. (The balance of the Shares and options were issued to persons then resident in Canada or the United Kingdom and were not registered under the Securities Act in reliance upon Regulation S thereunder.) The Stock Purchase Agreement and a related Registration Rights Agreement imposed certain restrictions on the resale and other transfers of the Shares necessary to make the Regulation D and Regulation S exemptions available. No underwriters were involved in connection with the sale of the Shares under the Stock Purchase Agreement. In accordance with the terms of the Registration Rights Agreement, the Company subsequently registered the Shares for resale on Form S-3 under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

         Selected consolidated financial data with respect to the Company for each of the five fiscal years in the period ended February 28, 1998 are set forth below. This data should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto for the corresponding periods, which are contained in Part IV of this Form 10-K.


                                                                Fiscal Year Ended February 28 or 29,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995         1994
                                                       ----------   ---------   ---------   ---------   ---------
                                                               (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Software products                                $  105,018    $ 51,186    $ 29,494    $ 24,758     $ 19,590
    Consulting, maintenance
        and other services                               70,648      43,944      32,828      24,652       18,371
                                                     -----------   ---------   ---------   ---------    ---------
       Total revenues                                   175,666      95,130      62,322      49,410       37,961

  Operating expenses:
    Cost of software sold                                11,031       4,940       2,974       2,842        2,878
    Cost of consulting, maintenance
        and other services                               32,652      19,101      14,614      12,990        9,518
    Sales and marketing                                  64,194      32,909      21,365      16,580       13,374
    Product development                                  31,665      17,380      11,229       7,550        5,011
    General and administrative                           13,959       8,817       6,080       5,130        3,714
    Purchased research and development (1)               47,340       3,697           -           -            -
                                                     -----------   ---------   ---------   ---------    ---------
       Total operating expenses                         200,841      86,844      56,262      45,092       34,495
                                                     -----------   ---------   ---------   ---------    ---------

  (Loss) income from operations                         (25,175)      8,286       6,060       4,318        3,466
  Other income - net                                      2,828       1,016       1,097         643          146
                                                     -----------   ---------   ---------   ---------    ---------

  (Loss) income before income taxes                     (22,347)      9,302       7,157       4,961        3,612
  (Benefit) provision for income taxes                   (9,064)      4,960       2,709       1,740        1,460
                                                     -----------   ---------   ---------   ---------    ---------

  Net (loss) income                                  $  (13,283)   $  4,342    $  4,448    $  3,221     $  2,152
                                                     ===========   =========   =========   =========    =========

  Basic (loss) income per share                      $    (0.57)   $   0.20    $   0.22    $   0.16     $   0.13
                                                     ===========   =========   =========   =========    =========

  Shares used in basic share
    computation (2)                                      23,151      21,324      20,602      19,677       16,867
                                                     ===========   =========   =========   =========    =========

  Diluted (loss) income per share                    $    (0.57)   $   0.19    $   0.21    $   0.16     $   0.12
                                                     ===========   =========   =========   =========    =========

  Shares used in diluted share
    computation (2)                                      23,151      22,826      21,628      20,575       18,441
                                                     ===========   =========   =========   =========    =========


(1) During fiscal 1998 and 1997, the Company incurred non-recurring charges to operations totaling $47.3 million ($28.6 million, net of $18.7 million tax benefit) and $3.7 million, respectively, in connection with the write-off of purchased research and development which had not yet reached technological feasibility and had no alternative future use. The impact of these charges on basic and diluted (loss) income per share was $1.24 and $1.16, respectively, in fiscal 1998, and $.17 and $.16, respectively, in fiscal 1997. Excluding the effect of these non-recurring, non-cash charges, basic and diluted income per share would have been $.67 and $.59, respectively, in fiscal 1998, and $.37 and $.35, respectively, in fiscal 1997.

(2) Gives effect to (i) the issuance of 379,747 shares of Series B Convertible Preferred Stock on June 7, 1993; and (ii) the automatic conversion of all outstanding shares of Series A and B Convertible Preferred Stock into shares of common stock during fiscal 1994.

                                                                           February 28 or 29,
                                                      ---------------------------------------------------------
                                                         1998        1997        1996        1995        1994
                                                      ----------  ----------   ---------   ---------   --------
                                                                           (in thousands)
BALANCE SHEET DATA:
  Working capital                                     $  95,011   $  32,499   $  29,201   $  30,484    $  21,274
  Total assets                                          222,501      84,323      60,431      49,759       34,665
  Long-term debt, less current portion                      235         220         182         337          528
  Total stockholders' equity                            172,079      53,593      42,942      36,512       24,899


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Manugistics Group, Inc. ("Manugistics" or the "Company") develops, markets and supports software products for synchronized supply chain management
(TM) and provides related services. Synchronized supply chain management refers to managing the complex interactions involved in the flows of products through the supply chain. It involves forecasting product demand and coordinating the timing of distribution, manufacturing, procurement and transportation activities to meet this demand, not only across an entire enterprise, but also among an enterprise and its suppliers and customers. The Company provides an integrated suite of strategic, tactical and operational supply chain software planning products, including a high-level optimizer, that address the four key operational areas of supply chain management: demand planning, supply planning, manufacturing scheduling and transportation management. The Company derived approximately 98%, 96% and 91% of its revenues in fiscal 1998, 1997 and 1996, respectively, from it's supply chain management software and services. Additionally, the Company markets and supports the STATGRAPHICS personal systems product, which provides statistical tools for quality management in manufacturing companies.

RESULTS OF OPERATIONS

REVENUES:

         Software products. The Company's software products license revenues increased to approximately 60% and 54% of total revenues in fiscal 1998 and 1997, respectively, from 47% in fiscal 1996, primarily because the Company's increased sales and marketing efforts for supply chain management were effective, because of increased market acceptance of such products, and because the Company increased its resources devoted to generating software products license revenues more rapidly than its resources for producing services revenues. See "Operating Expenses." Although the percentage of total revenues represented by software products license revenues has varied in the past and is likely to continue to vary, the Company anticipates that software products license revenues are likely to represent 55% to 60% of total revenues for fiscal 1999. See "Forward Looking Statements."


                                                               Fiscal year ended February 28 or 29,
                                                     ------------------------------------------------------
                                                       1998     Change       1997       Change       1996
                                                     --------  ---------   --------    --------    --------
                                                                        (in thousands)
Supply chain management                              $102,255     112%     $ 48,230         92%     $ 25,070
  Percentage of total revenues                          58.2%                 50.7%                    40.2%
Personal systems and other                             $2,763      -7%     $  2,956        -33%     $  4,424
  Percentage of total revenues                           1.6%                  3.1%                     7.1%
                                                    ----------             ---------                ---------
Total software products revenues                     $105,018     105%     $ 51,186         74%     $ 29,494
  Percentage of total revenues                          59.8%                 53.8%                    47.3%






         Supply chain management. Software products license revenues increased in fiscal 1998 and 1997 because of increases in both the number of licenses and the average license fee per transaction. This growth resulted from increases in the Company's sales and marketing resources, increases in the Company's sales productivity, higher contributions from the

Company's international operations (which grew to 26% and 24% of total software revenues in fiscal 1998 and 1997, respectively, from 20% in 1996), and expansion into new vertical industries. Software products license revenues also increased because of increased market acceptance of the Company's products, including its recently introduced products and the latest versions of established products. This increased acceptance resulted in part from the recognition by prospects and customers that they could rapidly realize significant benefits from effective supply chain management, which led some companies to license more of the Company's products or to amend their existing licenses to permit a greater number of users.

         The Company has historically derived the substantial majority of its software products license revenues from direct sales. However, the Company has embarked on a strategy of expanding its product distribution through alliances with complementary vendors which also led to additional software products license revenues during fiscal 1998 and 1997. This strategy of developing alliances is still in its early stages and the number of software license transactions involving complementary vendors has been relatively small and has fluctuated. The Company anticipates that software products license revenues derived from indirect sales by these complementary vendors will continue to fluctuate. See "Risk Factors" and "Forward Looking Statements."

         Personal systems. Software products license revenues decreased slightly in fiscal 1998 primarily because the Company decreased the resources dedicated to STATGRAPHICS and because many prospective customers selected competing products. As a percentage of total revenues, personal systems software products license revenues decreased to less than 2%. Software products license revenues decreased in fiscal 1997 primarily because the Company sold the assets of its APL-PLUS business in fiscal 1996. The Company believes that demand for STATGRAPHICS will continue to decrease. See "Forward Looking Statements."

         Consulting, maintenance and other services. Revenues from consulting, maintenance and other services increased in fiscal 1998 and 1997 principally as a result of increased demand for supply chain management consulting and maintenance services from a growing base of customers that have licensed the Company's supply chain management software.


                                                  Fiscal year ended February 28 or 29,
                                         ----------------------------------------------------
                                           1998     Change       1997     Change      1996
                                         --------  --------    --------  --------   ---------
                                                             (in thousands)
Supply chain management                  $ 69,911     62%      $ 43,120      36%    $   31,629
    Percentage of total revenues            39.8%                 45.5%                  50.8%
Personal systems and other                   $737    -11%          $824     -31%    $    1,199
    Percentage of total revenues             0.4%                  0.9%                   1.9%
                                          --------              ---------             ---------
Total consulting, maintenance
    and other services revenues          $ 70,648     61%      $ 43,944      34%     $  32,828
    Percentage of total revenues            40.2%                 46.4%                  52.7%


         Supply chain management. Revenues from consulting and other services increased in fiscal 1998 and 1997 because of: (1) new clients licensing increased numbers of products and users, which generally leads to implementation and other consulting services, and (2) established clients licensing additional products and users, which also generates further demand for consulting services. Consulting revenues also increased in fiscal 1998 due to additional contributions from the Company's international operations, including consulting services provided by employees who joined the Company in June 1997 in connection with the Company's acquisition of Synchronology Group Limited ("SGL"). See Note 4 of Notes to the Consolidated Financial Statements.

         Maintenance revenues increased in fiscal 1998 and 1997 following the increase in the installed base of customers that have licensed the Company's software products and entered into maintenance contracts. Maintenance revenues tend to track software products sold in prior periods. In the past three fiscal years, approximately 90% to 95% of customers with maintenance contracts have renewed these contracts.

         Personal systems. Consulting, maintenance and other services revenues decreased in fiscal 1998 and 1997 because of a decline in maintenance revenues. This decline followed the erosion of the installed base of STATGRAPHICS users, which resulted from customers and prospective customers having selected competing products, and the Company's sale of the assets of its APL-PLUS business in fiscal 1996.

OPERATING EXPENSES:

         General. In fiscal 1999, the Company plans to continue to incur relatively high levels of both sales and marketing expenditures and product development expenditures as it pursues its strategies of expanding its business into new geographic and vertical markets, expanding its distribution through alliances, and rapidly developing and delivering new product features and functions. The percentage of revenues represented by these items may vary because the Company's total quarterly and annual revenues have varied in the past and are likely to continue to vary. Also, the percentages of revenues represented by sales and marketing expenses, product development and the cost of services can be affected by the total amount of expenses associated with new employees and by the timing delays between the dates that these employees begin work and the dates they first become productive after training. See "Forward Looking Statements."


                                                        Fiscal year ended February 28 or 29,
                                                 -------------------------------------------------------
                                                     1998    Change       1997     Change       1996
                                                 ---------- --------    --------  --------    ----------
                                                                      (in thousands)
Cost of software sold                           $  11,031      123%    $   4,940      66%     $  2,974
    Percentage of total revenues                     6.3%                   5.2%                  4.8%
Cost of consulting, maintenance
       and other services                       $  32,652       71%    $  19,101      31%     $ 14,614
    Percentage of total revenues                    18.6%                  20.1%                 23.4%
Sales and marketing                             $  64,194       95%    $  32,909      54%     $ 21,365
    Percentage of total revenues                    36.5%                  34.5%                 34.3%
Product development                             $  31,665       82%    $  17,380      55%     $ 11,229
    Percentage of total revenues                    18.0%                  18.3%                 18.0%
General and administrative                      $  13,959       58%    $   8,817      45%     $  6,080
    Percentage of total revenues                     7.9%                   9.3%                  9.8%
                                                ----------            -----------             ---------

Total operating expenses excluding
       purchased research and development       $ 153,501       85%    $  83,147      48%     $ 56,262
    Percentage of total revenues                    87.3%                  87.4%                 90.3%
                                                 ---------            -----------             ---------

Purchased research and development              $  47,340                 $3,697              $      -
    Percentage of total revenues                    27.0%                   3.9%                     -
                                                 ---------            -----------             ---------

Total operating expenses                        $ 200,841      131%   $   86,844      54%     $ 56,262
    Percentage of total revenues                   114.3%                  91.3%                 90.3%


         Cost of software sold. Cost of software sold includes: 1) amortization of capitalized software development costs, and 2) cost of goods and other, which includes royalty fees associated with third-party software included with Manugistics software that is licensed to customers. The Company amortizes internal computer software development costs over the product's estimated economic life, generally two years, commencing when a product is first available for general commercial release. The Company amortizes purchased capitalized software development costs over a product's estimated economic life, generally two to five years.


                                                                Fiscal year ended February 28 or 29,
                                                        ----------------------------------------------------
                                                          1998     Change       1997      Change      1996
                                                        --------  --------    --------   --------   --------
                                                                            (in thousands)
Amortization of capitalized software                   $  7,560      113%    $  3,543       59%    $  2,228
Percentage of software products license revenues           7.2%                  6.9%                  7.6%
Cost of goods and other                                $  3,471      148%    $  1,397       87%    $    746
Percentage of software products license revenues           3.3%                  2.7%                  2.5%
                                                       ---------             ---------             ---------

Cost of software sold                                  $ 11,031      123%    $  4,940       66%    $  2,974
Percentage of software products license revenues          10.5%                  9.6%                 10.1%


         The cost of software sold increased in fiscal 1998 and 1997 because amortization increased following the general commercial release of additional supply chain management software products for which costs had previously been capitalized, and because cost of goods and other increased. The amortization of capitalized software development costs has increased in recent years as the Company has increased its gross product development expenditures for supply chain management software. See "Product Development." Amortization also increased because the Company wrote off approximately $1.9 million and $.3 million in fiscal 1998 and 1997, repectively, of capitalized costs relating to the development of certain prior versions of its software products which the Company determined exceeded the future net realizable value as a result of new technologies developed by the Company or acquired in connection with acquisitions. Cost of goods and other expenses increased in fiscal 1998 and 1997 primarily because of the increase in royalty fees as the number of licenses to customers involving third party software increased.

         Cost of consulting, maintenance and other services. The cost of consulting, maintenance and other services increased in fiscal 1998 and 1997 primarily because the Company added personnel (including SGL employees) to meet increased demand for its consulting and maintenance services which resulted from the increased demand for the Company's software products. These additional employees helped generate the corresponding increase in supply chain management revenues from consulting, maintenance and other services.

         As a percentage of consulting, maintenance and other services revenues, the cost of consulting, maintenance and other services increased in fiscal 1998 mainly because of the amount of expenses associated with new employees and because of the timing delays between the dates that these employees began work and the dates they first become productive after training. In fiscal 1997, the cost of consulting, maintenance and other services decreased as a percentage of consulting, maintenance and other services revenues largely because a portion of the increase in corresponding revenues was generated by product maintenance and support, which can be provided more efficiently by serving a larger client base, and because of improved utilization of the Company's consulting employees.

         Sales and marketing. Sales and marketing expenses increased in fiscal 1998 and 1997 primarily because the Company added sales and marketing resources in North and South America, Europe and the Asia/Pacific region, and incurred higher commissions as a result of increased software products license revenues. In addition, the Company incurred costs to establish new offices or build up its presence in certain foreign markets, and increased its marketing expenses in connection with these new foreign markets and with its expanded product offerings (See "Strategy"). As a percentage of total revenues, sales and marketing expenses increased in fiscal 1998 and 1997 principally because these expenses increased at a more rapid rate than total revenues. As it pursues its strategy of expanding its business into new geographic markets, new industries and expanded distribution channels, the Company is continuing to hire and train additional sales and marketing employees and to make other sales and marketing expenditures. See "Forward Looking Statements."

         Product development. The Company records product development expenses net of capitalized software development costs for products which have reached technological feasibility.


                                                           Fiscal year ended February 28 or 29,
                                                    -------------------------------------------------
                                                       1998    Change      1997     Change     1996
                                                    --------- --------   --------  --------  --------
                                                                      (in thousands)
Gross product development costs                     $ 41,053     69%    $ 24,223      50%    $16,144
    Percentage of total revenues                       23.4%               25.5%               25.9%
Less: Capitalized prod. dev. costs                  $  9,388     37%    $  6,843      39%    $ 4,915
    Percentage of gross prod. dev. costs               22.9%               28.3%               30.4%
                                                    ---------           ---------            --------

Product development expenses                        $ 31,665     82%    $ 17,380      55%    $11,229
    Percentage of total revenues                       18.0%               18.3%               18.0%

         Gross product development costs for fiscal 1998 and 1997 increased primarily because the Company employed more developers of supply chain management software. The Company hired these developers to develop new software products and new versions of existing products, and to incorporate new technologies into the Company's product offerings. In fiscal 1998 and 1997, as a percentage of total revenues, gross product development costs decreased largely because these expenses did not increase as rapidly as total revenues. The Company plans to continue to make significant product development expenditures in fiscal 1999 as it pursues its strategy of rapidly developing and delivering new products, features, functions and integration to software products of other vendors. See "Forward Looking Statements."

         General and administrative. General and administrative expenses increased in fiscal 1998 and 1997 primarily because of increased expenses associated with supporting an organization with more employees and a greater geographic scope. As a percentage of total revenues, general and administrative expenses decreased in fiscal 1998 and 1997 because these expenses did not increase as rapidly as total revenues, in part because the Company was able to leverage its base of administrative resources to support a larger organizational structure.

         Purchased research and development. During the fourth quarter of fiscal 1998, the Company acquired all of the outstanding capital stock of ProMIRA Software, Inc. ("ProMIRA"), a provider of supply chain planning software for manufacturers of complex products in industries such as high technology, electronics and motor vehicles and parts. In that quarter, the Company recorded a non-recurring charge to operations totaling $47.3 million ($28.6 million, net of an income tax benefit of $18.7 million) to write off purchased research and development which had not yet reached technological feasibility and had no alternative future use. The impact on basic and diluted income per share for fiscal 1998 was $1.24 and $1.16, respectively. In addition, during the first quarter of fiscal 1997, the Company acquired all of the outstanding capital stock of Avyx, Inc. ("Avyx"), a developer and services provider of custom manufacturing scheduling software. The Company recorded a non-recurring charge to operations of $3.7 million ($.17 and $.16 basic and diluted income per share, respectively) to write off purchased research and development which had not yet reached technological feasibility and had no alternative future use. See Note 4 of Notes to Consolidated Financial Statements.

(LOSS) INCOME FROM OPERATIONS:

                                                                 Fiscal year ended February 28 or 29,
                                                       -------------------------------------------------------
                                                          1998     Change       1997      Change      1996
                                                       ---------  --------    --------  ----------  ----------
                                                                           (in thousands)
Income from operations excluding
    purchased research and development                 $  22,165      85%    $  11,983        98%     $6,060
    Percentage of total revenues                           12.6%                 12.6%                  9.7%

Purchased research and development                     $(47,340)             $ (3,697)               $    -
    Percentage of total revenues                             N/M                   N/M
                                                       ----------            ----------              -------

(Loss) income from operations                          $(25,175)      N/M    $   8,286        37%     $6,060
    Percentage of total revenues                             N/M                  8.7%                  9.7%



OTHER INCOME - NET:

                                                                Fiscal year ended February 28 or 29,
                                                        -------------------------------------------------
                                                         1998    Change       1997      Change      1996
                                                        ------  --------    --------  ----------  -------
                                                                         (in thousands)
Other income - net                                      $2,828      178%     $1,016        -7%     $1,097
    Percentage of total revenues                          1.6%                 1.1%                  1.8%

         Other income-net includes income from short term investments, interest income and expense, foreign currency exchange gains or losses, and other gains or losses. Other income increased in fiscal 1998 primarily due to greater interest income generated from short-term investments following the investment of the net proceeds of the public offering of common stock completed in August 1997. In future quarters, the investment of these proceeds will continue to generate income, pending their application to other uses. Other income decreased slightly in fiscal 1997 over 1996 because of slight changes in the various components.

PROVISION FOR INCOME TAXES:

         The Company recorded a loss in fiscal 1998 as a result of the write-off of purchased research and development associated with the acquisition of ProMIRA. As a result of this non-recurring charge, the Company recorded an income tax benefit of $18.7 million. In fiscal 1997, the effective tax rate represented by the Company's provision for income taxes was approximately 53%, primarily because the expenses associated with the Company's write-off of purchased research and development from the purchase of Avyx were not deductible for tax purposes. Excluding the effect of this write-off on taxable income, the effective tax rate for fiscal 1997 would have been approximately 38%. Management of the Company believes that, in fiscal 1999, the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding non-recurring charges recorded in connection with acquisitions or other transactions. This estimate is based on current domestic and foreign tax law and is thus subject to change. See "Forward Looking Statements" and
Note 9 of Notes to Consolidated Financial Statements.

NET (LOSS) INCOME AND (LOSS) INCOME PER SHARE:


                                                              Fiscal year ended February 28 or 29,
                                                     --------------------------------------------------------
                                                        1998       Change       1997     Change       1996
                                                     ----------  ----------   --------  --------   ----------
                                                                          (in thousands)
Net income excluding purchased research
    and development                                $ 15,370                $ 8,039                $ 4,448
    Percentage of total revenues                       8.7%        91%         8.5%       81%         7.1%

Less: Purchased research and development,
    net of tax benefit in 1998                     $(28,653)               $(3,697)               $     -
                                                   ---------               --------               --------

Net (loss) income                                  $(13,283)       N/M     $ 4,342        -2%     $ 4,448
    Percentage of total revenues                        N/M                   4.6%                   7.1%
                                                   =========               ========               ========
Basic income per share, excluding purchased
    research and development                       $   0.67        81%     $  0.37        68%     $  0.22

Purchased research and development,
    per basic share                                $  (1.24)               $ (0.17)               $     -
                                                   ---------               --------               --------

Basic (loss) income per share                      $  (0.57)       N/M     $  0.20        -9%     $  0.22
                                                   =========               ========               ========

Shares used in basic share computation               23,151                 21,324                 20,602
                                                   =========               ========               ========

Diluted (loss) income per share                    $ ($0.57)       N/M     $  0.19       -10%     $  0.21
                                                   =========               ========               ========

Shares used in diluted share computation             23,151                 22,826                 21,628
                                                   =========               ========               ========


LIQUIDITY AND CAPITAL RESOURCES

                                                                 February 28 or 29,
                                       ----------------------------------------------------------------
                                           1998        Change          1997         Change       1996
                                       -----------   ----------     -----------   ----------   --------
                                                                  (in thousands)
Working capital                         $  95,011        192%      $   32,499         11%     $  29,201
Cash, cash equivalents
     and marketable securities          $  81,941        270%      $   22,174         -6%     $  23,479


         The Company has historically financed its growth primarily through funds generated from operations and through proceeds from offerings of capital stock. The increase in working capital at February 28, 1998 and 1997 resulted principally from increases in (1) the Company's cash and marketable securities, largely as a result of the Company's sale of 1.6 million shares of common stock in August 1997, (2) the Company's cash flows from operations and (3) accounts receivable, which resulted from the increases in software products and services revenues, and which more than offset decreases resulting from the Company's payments in connection with the agreement with IRI in March 1997, the acquisition of SGL in June 1997 and the acquisition of ProMIRA in February 1998. See Note 4 of Notes to Consolidated Financial Statements.

         The Company's operating activities provided cash of $29.6 million, $14.2 million and $9.4 million in fiscal 1998, 1997 and 1996, respectively. Operating cash flows increased in fiscal 1998 primarily because the increase in operating income before non-cash expenses (including the write-off of purchased research and development in connection with the acquisition of ProMIRA in February 1998 and depreciation and amortization) and increases in accounts payable, accrued liabilities and accrued compensation more than offset increases in accounts receivable, non-cash expenses and deferred income taxes. Operating cash flows increased in fiscal 1997 largely because the cash flows resulting from net income were augmented by increases in non-cash expenses and increases in deferred revenues, accrued compensation, other accrued liabilities and income taxes payable, and were not fully offset by increases in accounts receivable.

         At February 28, 1998, accounts receivable were $58.2 million, compared to $37.1 million at February 28, 1997, primarily as a result of increases in the number and size of software license transactions. Deferred revenue increased from $13.8 million to $18.0 million, principally because of growth in deferred maintenance revenue as a result of increased licensing activity. At February 28,1997, accounts receivable were $37.1 million, compared to $19.3 million at February 29, 1996, primarily as a result of increases in the number and size of software license transactions. Deferred revenue increased from $6.7 million to $13.8 million because of growth in software licensing activity and increases in related services and maintenance revenue.

         Investing activities used cash of $85.2 million, $13.5 million and $9.6 million in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, investing activities used cash largely as a result of the purchase of marketable securities using proceeds from the public offering of common stock completed in August 1997. In fiscal 1998 and 1997, sales of marketable securities provided cash, but the amounts provided were more than offset by cash used for purchases of marketable securities, property and equipment, capitalization of software development costs and acquisitions. The Company had expenditures for property and equipment of approximately $15.9 million in fiscal 1998. The Company anticipates expenditures for property and equipment commensurate with its anticipated growth in fiscal 1999. See "Forward Looking Statements." The Company also used cash to acquire ProMIRA and SGL, and to enter into an agreement with IRI.

         Financing activities provided cash of $66.7 million, $2.4 million and $0.7 million, in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, cash from financing activities was derived primarily from the sale of 1.6 million shares of common stock in an underwritten public offering in August 1997, from exercises of employee stock options and from the sale of shares pursuant to the Company's employee stock purchase program. In fiscal 1997, cash from financing activities was derived primarily from exercises of employee stock options and from the sale of shares pursuant to the Company's employee stock purchase program. See Note 6 of Notes to Consolidated Financial Statements.

         In February 1998, the Company issued 1.55 million shares of common stock, in connection with the acquisition of ProMIRA. The Company also paid $5.3 million in cash. The Company accounted for the acquisition as a purchase transaction and recognized a non-recurring, non-cash charge of $47.3 million to write off purchased research and development. In June 1997, the Company acquired all of the outstanding stock of SGL for $2.8 million in cash. The Company accounted for the acquisition as a purchase transaction. In March 1997, the Company entered into agreements with IRI (the "IRI Agreement") relating to the Company's possible acquisition of certain assets of IRI and the development of a solution that will incorporate IRI's point-of-sale scanner data into the Company's supply chain management software. Under the agreements, the Company paid $1.5 million to IRI.

         Under the IRI Agreements, the Company agreed to market IRI's point-of-sale data and received 10-year, exclusive rights among supply chain software vendors in most geographic markets to incorporate these data. The Company and IRI agreed to resell certain of each other's products, and the Company might acquire certain additional assets of IRI (subject to the satisfaction of certain contingencies).

         As part of these agreements, the Company committed that it will generate a minimum of $16.5 million in revenues for IRI from specified products over several years, beginning after the occurrence of certain events. This commitment is subject to the satisfaction of significant contingencies specified in the agreements. Certain issues have arisen between the Company and IRI relating to the satisfaction of these contingencies. The Company currently anticipates satisfactory resolution of these issues and believes that it will be able to produce a sufficient amount of qualifying revenues to satisfy its commitment. However, if the Company is unable to generate the minimum annual revenues, to the extent required under the agreements, it will be obligated to pay to IRI from its own funds an amount equal to the difference between the qualifying revenues generated and the required minimum, which could result in a material decrease in working capital. See "Forward Looking Statements."

         The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request advances in the aggregate amount of up to $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount. This facility will expire in September 1998, unless renewed. There were no amounts outstanding under this facility at February 28, 1998.

         The Company is continuing to take steps to ensure its products, internal systems and infrastructure are Year 2000 compliant. The Company released an enhancement (as part of its normal product development efforts) to its supply chain management software products in the quarter ending May 31, 1998 that is the Company's Year 2000 compliant release. In addition, its efforts have included testing, replacing and updating these systems. Based upon actual experience to date, the Company continues to evaluate the estimated costs associated with these efforts. While final cost estimates are not complete, the Company presently believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its results of operations or financial condition. The Company has expensed approximately $200,000 of Year 2000 costs through fiscal 1998 and estimates that it will incur $1,000,000 and $300,000 of additional expenses in fiscal 1999 and 2000, respectively.

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

         The Company believes that inflation did not have a material effect on its results of operations in fiscal 1998.

         FORWARD LOOKING STATEMENTS.

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and the "Business" section of this Annual Report on Form 10-K contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish or make forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing strategies, markets, current and potential competition, technological developments, new products, research and development activities, acquisition activities, partnerships and alliances and similar matters. The Private Securities Litigation Reform Act of l995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements in this Annual Report or elsewhere in the future. The risks and uncertainties that may affect the business, operating results or financial condition of the Company include those set forth above under "Risk Factors" and the following:

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

         The Company believes that the market for supply chain management software is expanding rapidly. However, if market demand for the Company's products does not continue to grow rapidly, because of such factors as adverse changes in domestic or international business and economic conditions or foreign currency exchange rates, the timely availability and acceptance of the Company's products, technological change or the effect of competitive products and pricing, software license revenue growth and consulting, maintenance and other services revenue growth, margins, or both could be adversely affected. If competitors make acquisitions of other competitors or establish cooperative relationships among themselves or with third parties to enhance the ability of their products to address the supply chain management needs of prospects and customers, or if certain ERP or other software vendors that have announced plans to develop or incorporate functionality that could compete with the Company's products successfully develop and market such functionality, software license revenue growth could be adversely affected.

         There can be no assurance that the Company will be able to attract complementary software vendors, consulting firms or other organizations that will be able to market the Company's products effectively or that will be qualified to provide timely and cost-effective customer support and services. In addition, there can be no assurance that any organization will continue its involvement with the Company and its products, and the loss of relationships with important organizations could materially adversely affect the Company's results of operations.

         The timing of releases of the Company's software products can be affected by client needs, marketplace demands and technological advances. Development plans frequently change, and it is difficult to predict with accuracy the release dates for products in development, which could materially adversely affect the Company's results of operations.

         The Company has recently hired a significant number of employees. In order to maintain its ability to grow in the future, the Company will be required to increase significantly its total number of employees, sometimes in anticipation of increased revenues. There can be no assurance that it will be able to do so successfully.

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, which supercedes SOP 91-1. SOP 97-2 addresses software revenue recognition and is effective for transactions entered into for fiscal years beginning after December 15, 1997. The Company believes, based upon its interpretation of SOP 97-2, that its current revenue recognition policies and practices are materially consistent with the SOP in all material respects. However, guidelines for implementation of this SOP have not yet been issued, and the accounting profession is discussing a wide range of possible interpretations of the requirements of SOP 97-2. Any such guidelines for implementation, if and when issued, could lead to unanticipated changes in the Company's current revenue recognition policies and practices. Such changes could materially adversely affect the Company's future reported revenues and earnings. See Note 1 of Notes to Consolidated Financial Statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements and supplementary data, together with the report of Deloitte & Touche LLP, independent auditors, are included in Part IV of this Form 10-K. Reference is made to the "Index to Consolidated Financial Statements" on page 44.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Reference is made to the information set forth in the definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended February 28, 1998) (the "Proxy Statement") under the caption "Election of Directors," and to the information set forth in Part I of this Annual Report on Form 10-K regarding executive officers under the caption "Item 4A. Executive Officers of the Registrant."


ITEM 11.           EXECUTIVE COMPENSATION.

         Reference is made to the information set forth in the Proxy Statement under the caption "Executive Compensation."


ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         Reference is made to the information set forth in the Proxy Statement under the caption "Ownership of Manugistics Group, Inc. Stock."


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

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Documents filed as a part of this Report:

         (1)     Financial Statements:

                                                                            Page Number
                                                                         In This Report
                                                                         --------------
                 Report of Independent Auditors                                     F-1

                 Consolidated Balance Sheets                                        F-2

                 Consolidated Statements of Operations                              F-3

                 Consolidated Statements of Stockholders' Equity                    F-4

                 Consolidated Statements of Cash Flows                              F-5

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

         (3)     Exhibits

         The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits 10.1, 10.2, 10.11, 10.12 and 10.15 are compensatory plans required to be filed as exhibits pursuant to Item 14(c) of this report.

Number   Notes   Description
------   -----   -----------


3.1(a)   (A)     Amended and Restated Certificate of Incorporation of the Company.

3.1(b)   (B)     Certificate of Retirement and Elimination (relating to the Series
                 A and Series B preferred stock of the Company)

3.1(c)   (C)     Certificate of Amendment to Amended and Restated Certificate
                 of Incorporation of the Company (effective July 29, 1997)

3.2      (A)     Amended and Restated By-Laws of the Company.

10.1     (I)     Employee Incentive Stock Option Plan of the Company, as amended.

10.2     (I)     Employee Stock Option Plan of the Company, as amended.

10.3     (A)     Form of Notice of Grant of Option pursuant to the Director Stock Option Plan. (previously identified as
                 Exhibit 10.4)

10.7     (A)     Lease Agreement dated May 1, 1992 between the Company and GTE Realty Corporation.

10.7(a)  (E)     First Amendment to Lease Agreement dated July 19, 1993 between the Company and GTE Realty Corporation.

10.7(b)  (E)     Second Amendment to Lease Agreement dated April 13, 1994 between the Company and East Jefferson Associates.


10.7(c)  (E)     Third Amendment to Lease Agreement dated May 1, 1994 between the Company and East Jefferson Associates.

10.7(d)  (E)     Fourth Amendment to Lease Agreement dated February 27, 1995 between the Company and East Jefferson Associates.

10.7(e)  (K)     Fifth Amendment to Lease Agreement dated September 6, 1996 between the State of Maryland and the Company

10.7(f)  (K)     Sixth Amendment to Lease Agreement dated October 10, 1996 between the State of Maryland and the Company

10.7(g)  (K)     Seventh Amendment to Lease Agreement dated April 25, 1997 between the State of Maryland and the Company

10.8             Lease Agreement dated March 26, 1998 between Manugistics, Inc. and Washingtonian North Associates
                 Limited Partnership

10.11    (D)     Outside Directors Non-Qualified Stock Option Plan

10.12    (D)     Executive Incentive Stock Option Plan

10.15    (F)     Employee Stock Purchase Plan of the Company (previously identified as Exhibit
                 10.14)

10.17    (G)     Sublease dated May 5, 1995 between the Company and NationsBank, N.A., as amended

10.18    (H)     Agreement and Plan of Merger dated May 24, 1996 between Avyx, Inc., Manugistics
                 Acquisition, Inc. and the Company

10.19    (H)     Consulting Agreement dated May 24, 1996 between The Kendall Group, Inc. and the Company


10.20    (H)      Confidentiality, Non-Competition and Non-Solicitation Agreement dated May 24, 1996 between the Company and
                  John K. Willoughby and JoAnne Gardner

10.21    (J)     Financing Agreement dated as of September 30, 1996 by and among the Company and
                 NationsBank, N.A.

10.22    (J)     Form of Revolving Promissory Note dated September 30, 1996 by the Company in favor of
                 NationsBank, N.A.

10.23    (K)     Sublease Agreement between CTA Incorporated and the Company dated May 23, 1996

10.24    (K)(i)  Data Marketing and Guaranteed Revenue Agreement dated March 7, 1997 between the Company and Information Resources, Inc.

10.25    (K)(i)  Asset Purchase Agreement dated March 7, 1997 between Manugistics, Inc., Manugistics
                 Services, Inc., IRI Logistics, Inc. and Information Resources, Inc.

10.26    (L)     Sale and Purchase Agreement dated 7th June 1997 between M.C. Harrison, J.E. Harrison,
                 Manugistics U.K. Limited and Manugistics Group, Inc.

10.27    (M)     Stock Purchase Agreement dated February 13, 1998 between Manugistics Nova Scotia
                 Company and ProMIRA Software Incorporated, et al.

21               Subsidiaries of the Company

23               Independent Auditors' Consent

27               Financial Data Schedule and Certain Restated Financial Data Schedules

(A) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (NO. 33-65312).

(B) INCORPORATED BY REFERENCE TO EXHIBIT 4.1(a) TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (REG. NO. 333-31949)

(C) INCORPORATED BY REFERENCE TO EXHIBIT 4.1(b) TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (REG. NO. 333-31949)

(D) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1994.

(E) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995.

(F) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1995.

(G) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996.

(H) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1996.

(I) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S DEFINITIVE PROXY STATEMENT RELATING TO THE 1996 ANNUAL MEETING OF SHAREHOLDERS DATED JUNE 20, 1996.

(J) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1996.

(K) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997.

(L) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1997.

(M) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MARCH 2, 1998

(i) CONFIDENTIAL TREATMENT PREVIOUSLY GRANTED FOR CERTAIN PORTIONS OF THIS EXHIBIT.


(b)      Reports on Form 8-K



1. On March 2, 1998, the Company filed a Current Report on Form 8-K, describing the acquisition of assets resulting from the acquisition of ProMIRA Software, Inc.

2. On March 19, 1998, the Company filed a Current Report on Form 8-K following its issuance of a press release on February 12, 1998 announcing that the Company was negotiating the final terms of a definitive agreement to acquire ProMIRA Software, Inc., and following its issuance of a press release on February 13, 1998 announcing that the Company had completed the acquisition of ProMIRA Software, Inc.

3. On March 27, 1998, the Company filed a Current Report on Form 8-K following its issuance of a press release on March 26, 1998 announcing the Company's earnings figures for the fourth quarter and the fiscal year ended February 28, 1998.

4. On May 22, 1998 the Company filed a Current Report on Form 8-K following its issuance of a press release dated May 21, 1998 which provided certain information regarding revenues and earnings for the Company's first quarter.

5. On Friday, May 22, 1998 the Company filed a Current Report on Form 8-K following its issuance of a press release dated May 22, 1998 which expanded on information contained in a press release previously issued by the Company on Thursday, May 21, 1998 regarding anticipated revenues and earnings for its first fiscal quarter.


(c)      Exhibits

         See the response to Item 14(a)(3) above.

(d)      Financial Statement Schedules

         The financial statement schedule required to be filed is listed in the response to Item 14(a)(2) above, and appears on page S-2 of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 29, 1998.

MANUGISTICS GROUP, INC.
(Registrant)

By:/s/William M. Gibson
   --------------------
William M. Gibson
President, Chief Executive Officer
and Chairman of the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29, 1998.

/s/William M. Gibson                                     /s/Peter Q. Repetti
----------------------                                   ---------------------
William M. Gibson                                        Peter Q. Repetti
President, Chief Executive Officer and                   Senior Vice President and Chief Financial Officer
Chairman of the Board of Directors                       (Principal financial officer and
(Principal executive officer)                            principal accounting officer)


/s/Jack A. Arnow                                         /s/Joseph H. Jacovini
------------------                                       -----------------------
Jack A. Arnow                                            Joseph H. Jacovini
Director                                                 Director


/s/J. Michael Cline                                      /s/William G. Nelson
---------------------                                    ----------------------
J. Michael Cline                                         William G. Nelson
Director                                                 Director

/s/ Lynn C. Fritz                                        /s/Thomas A. Skelton
---------------------                                    ----------------------
Lynn C. Fritz                                            Thomas A. Skelton
Director                                                 Director


REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Manugistics Group, Inc.:

We have audited the accompanying consolidated balance sheets of Manugistics Group, Inc. (the Company) and its subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 28, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Washington, D.C.
March 24, 1998 (except Note 13 as to which the date is March 26, 1998)

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                             FEBRUARY 28,

ASSETS                                                    1998          1997
                                                          ----       -------
CURRENT ASSETS:
    Cash and cash equivalents                            $19,695      $8,543
    Marketable securities                                 62,246      13,631
    Accounts receivable (net of allowance for
       uncollectible accounts - 1998, $2,089;
       1997,$1,215)                                       58,217      37,093
    Other current assets                                   4,882       2,275
                                                        ---------    --------
       Total current assets                              145,040      61,542

PROPERTY AND EQUIPMENT - NET                              20,909      10,355

NONCURRENT ASSETS:
    Software development costs (net of accumulated
       amortization - 1998, $14,651; 1997, $6,375)        22,100       9,932
    Intangibles (net of accumulated amortization -
       1998, $2,971; 1997, $1,943)                        14,660       2,130
   Deferred tax asset                                     17,923           -
   Other non-current assets                                1,869         364
                                                        ---------    --------
TOTAL                                                   $222,501     $84,323
                                                        =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                      $8,830      $4,244
    Accrued compensation                                  12,419       6,403
    Other accrued liabilities                             10,152       3,362
    Deferred revenue                                      17,974      13,808
    Income taxes payable                                     655       1,226
                                                        ---------    --------
        Total current liabilities                         50,030      29,043

LONG-TERM LIABILITIES                                        392         220

DEFERRED TAXES                                                 -       1,467

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:

    Preferred stock                                            -           -
    Common stock - $.002 par value; 100,000,000 shares
        authorized; shares issued, 26,407,755 in 1998;
        22,429,414 in 1997; shares outstanding,
        25,655,245 in 1998; 21,676,904 in 1997                53          44
    Additional paid-in capital                           170,813      38,837
    Retained earnings                                      1,687      14,970
    Translation adjustment                                   375         459
    Unrealized loss on marketable securities                (132)          -
    Treasury stock - 752,510 shares at cost                 (717)       (717)
                                                        ---------    --------
        Total stockholders' equity                       172,079      53,593
                                                        ---------    --------
TOTAL                                                   $222,501     $84,323
                                                        =========    ========

See notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                             YEAR ENDED FEBRUARY 28 OR 29,
                                                                             1998        1997         1996
                                                                         -----------  ----------   ---------
REVENUES:
    Software products                                                      $105,018    $ 51,186    $ 29,494
    Consulting, maintenance and other services                               70,648      43,944      32,828
                                                                         -----------  ----------   ---------

             Total revenues                                                 175,666      95,130      62,322
                                                                         -----------  ----------   ---------

OPERATING EXPENSES:
    Cost of software sold                                                    11,031       4,940       2,974
    Cost of consulting, maintenance and other services                       32,652      19,101      14,614
    Sales and marketing                                                      64,194      32,909      21,365
    Product development                                                      31,665      17,380      11,229
    General and administrative                                               13,959       8,817       6,080
    Purchased research and development                                       47,340       3,697           -
                                                                         -----------  ----------   ---------

             Total operating expenses                                       200,841      86,844      56,262
                                                                         -----------  ----------   ---------

(LOSS) INCOME FROM OPERATIONS                                               (25,175)      8,286       6,060
                                                                         -----------  ----------   ---------

OTHER INCOME  - NET                                                           2,828       1,016       1,097
                                                                         -----------  ----------   ---------

(LOSS) INCOME BEFORE INCOME TAXES                                           (22,347)      9,302       7,157


(BENEFIT) PROVISION FOR INCOME TAXES                                         (9,064)      4,960       2,709
                                                                         -----------  ----------   ---------

NET (LOSS) INCOME                                                          ($13,283)    $ 4,342     $ 4,448
                                                                         ===========  ==========   =========

BASIC (LOSS) INCOME PER SHARE                                                ($0.57)      $0.20       $0.22
                                                                         ===========  ==========   =========


SHARES USED IN BASIC SHARE COMPUTATION                                       23,151      21,324      20,602
                                                                         ===========  ==========   =========


DILUTED (LOSS) INCOME PER SHARE                                              ($0.57)      $0.19       $0.21
                                                                         ===========  ==========   =========


SHARES USED IN DILUTED SHARE COMPUTATION                                     23,151      22,826      21,628
                                                                         ===========  ==========   =========

See notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                              COMMON STOCK
                                        --------------------------
                                                   PAR     PAID-IN     RETAINED     TRANSLATION     TREASURY
                                        SHARES    VALUE    CAPITAL     EARNINGS     ADJUSTMENT       STOCK      OTHER     TOTAL
BALANCE, MARCH 1, 1995                10,532      $21    $30,949       $6,180            $145        ($771)    ($12)      $36,512

  Issuance of common stock                42        -        377            -               -            -        -           377

  Exercise of stock options              273        1        538            -               -            -        -           539

  Tax benefit of options exercised         -        -      1,056            -               -            -        -         1,056

  Issuance of treasury stock               -        -        211            -               -           27        -           238

  Amortization of deferred
     compensation                          -        -          -            -               -            -       12            12

  Translation adjustment                   -        -          -            -            (240)           -        -          (240)

  Net income                               -        -          -        4,448               -            -        -         4,448
                                      ---------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 29, 1996            10,847       22     33,131       10,628             (95)        (744)       -        42,942


  Issuance of common stock                50        -        733            -               -            -        -           733

  Exercise of stock options              318        -      1,907            -               -            -        -         1,907

  Tax benefit of options exercised         -        -      2,591            -               -            -        -         2,591

  Fair value of options issued             -        -        217            -               -            -        -           217

  Compensation expense                     -        -         69            -               -            -        -            69

  Issuance of treasury stock               -        -        211            -               -           27        -           238

  Translation adjustment                   -        -          -            -             554            -        -           554

  Net income                               -        -          -        4,342               -            -        -         4,342

  Two-for-one stock split             11,214       22        (22)           -               -            -        -             -
                                      ---------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 28, 1997            22,429       44     38,837       14,970             459         (717)       -        53,593

  Issuance of common stock, net of
    issuance costs of $652             3,131        7    119,883            -               -            -        -       119,890

  Issuance of stock options in
    connection with acquisition            -        -      1,081            -               -            -        -         1,081

  Exercise of stock options              848        2      3,334            -               -            -        -         3,336

  Tax benefit of options exercised         -        -      7,678            -               -            -        -         7,678

  Translation adjustment                   -        -          -            -             (84)           -        -           (84)

  Unrealized loss on marketable
     securities                            -        -          -            -               -            -     (132)         (132)

  Net loss                                 -        -          -      (13,283)              -            -        -       (13,283)
                                      ---------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 28, 1998            26,408      $53   $170,813       $1,687            $375        ($717)   ($132)     $172,079
                                      =============================================================================================

See notes to consolidated financial statements

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                            YEAR ENDED FEBRUARY 28 OR 29,
                                                                         1998           1997           1996
                                                                         ----           ----           -----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                   $ (13,283)       $ 4,342        $ 4,448
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
    Depreciation and amortization                                          15,999          7,986          4,543
    Write-off of purchased research and development                        47,340          3,697              -
    Allowances for doubtful accounts                                        1,510          2,529            732
    Deferred income taxes                                                 (19,952)           237            340
    Tax benefit from stock options exercised                                7,678          2,591          1,056
    Other                                                                    (133)           108            126
    Changes in assets and liabilities (net of
        the effects of acquisitions):
      Accounts receivable                                                 (20,876)       (20,171)        (4,828)
      Other current assets                                                 (1,919)           137           (408)
      Other noncurrent assets                                                (497)            97             32
      Accounts payable and accrued liabilities                              5,567            205          2,641
      Accrued compensation                                                  6,016          4,878           (534)
      Deferred revenue                                                      2,467          7,047            863
      Income taxes payable                                                   (280)           504            412
                                                                      ------------    -----------    -----------


             Net cash provided by operating activities                     29,637         14,187          9,423
                                                                      ------------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions (Note 4)                                                  (9,637)        (3,582)        (1,068)
    Sale of marketable securities                                          46,865          7,933          5,570
    Purchase of marketable securities and long-term investments           (96,947)        (3,006)        (3,662)
    Purchase of property and equipment                                    (15,880)        (7,130)        (5,126)
    Capitalization of software development costs                           (9,388)        (6,843)        (4,915)
    Purchase of software licenses                                            (816)          (878)          (382)
                                                                      ------------    -----------    -----------

             Net cash used in investing activities                        (85,203)       (13,506)        (9,583)
                                                                      ------------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments under long-term obligations                                     (192)          (273)          (187)
    Net proceeds from sale of common stock                                 63,543            733            377
    Proceeds from exercise of stock options                                 3,334          1,907            538
                                                                      ------------    -----------    -----------

             Net cash provided by financing activities                     66,685          2,367            728
                                                                      ------------    -----------    -----------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                     33            574           (246)
                                                                      ------------    -----------    -----------

NET INCREASE IN CASH                                                       11,152          3,622            322

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                8,543          4,921          4,599
                                                                      ------------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $19,695         $8,543         $4,921
                                                                      ============    ===========    ===========

See notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED FEBRUARY 28, 1998

Manugistics Group, Inc. (the "Company") develops, markets and supports software products for synchronized supply chain management(TM) and provides related services. Synchronized supply chain management refers to managing the complex interactions involved in the flows of products through the supply chain. It involves forecasting product demand and coordinating the timing of distribution, manufacturing, procurement, and transportation activities to meet this demand, not only across an entire enterprise, but also among an enterprise and its suppliers and customers. The Company provides an integrated suite of strategic, tactical and operational supply chain software planning products, including a high-level optimizer, that address the four key operational areas of supply chain management: demand planning, supply planning, manufacturing scheduling and transportation management.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of Manugistics Group, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated. The Company's fiscal year ends on the last day of February.

      Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

      Revenue Recognition - The Company's revenues consist primarily of software license revenues, consulting service revenues and maintenance revenues. The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 91-1, "Software Revenue Recognition." Software license revenues from supply chain management products are recognized upon the customer's execution of a noncancellable license agreement and shipment of the software, provided that no significant vendor obligations remain outstanding, the license fee is fixed and amounts are due within one year and collection is considered probable by management. Software license revenues from the sale of personal systems products are recognized upon the Company's shipment of the software.

      Consulting service revenues are recognized when the services are provided, generally on a time and materials basis. Consulting service revenues consist primarily of implementation and training services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code. Maintenance revenues are deferred and recognized ratably over the term of the maintenance contract, typically 12 months.

      Amounts received in advance of revenue recognition are classified as deferred revenues.

      In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition," which provides guidance in applying generally accepted accounting principles in recognizing revenues on software transactions and supercedes SOP 91-1. The provisions of SOP 97-2 are effective for the Company for transactions entered into after February 28, 1998. SOP 97-2 requires revenues earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of the relative fair values of the elements. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. In addition, SOP 97-2 requires that the Company have an executed software license agreement, the license fee be fixed and determinable and collection deemed probable by management in order to record software license revenue. The Company currently believes the adoption of SOP 97-2 will not have a material impact on its consolidated results of operations or financial position; however, because implementation guidelines for this standard have not yet been issued and a wide range of potential interpretations are being discussed by the accounting profession, there can be no assurance that SOP 97-2 will not have a material impact on the Company's consolidated results of operations or financial position. In March 1998, the AICPA issued SOP 98-4 which defers the effective date of a provision of SOP 97-2. This provision currently has no impact to the Company.

      Cash and Cash Equivalents - The Company considers cash on hand, deposits in banks, and highly liquid overnight investments as cash and cash equivalents.

      Marketable Securities - The Company has classified its short-term marketable securities as "available-for-sale." These securities are recorded at fair value, with gross unrealized gains and losses reported as a component of stockholders' equity. At February 28, 1998 and 1997, marketable securities consisted of investments in municipal bonds and other short-term investments which generally mature in one year or less.

      Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of investments in marketable securities and accounts receivable. The Company has policies that limit investments to investment grade securities and that limit the amount of credit exposure to any one issuer. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential losses, but does not require collateral. The Company's credit risk is also further mitigated as its customer base is diversified, geographically and by industry.

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

      Property and Equipment - Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to ten years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the asset.

      Intangibles - Intangibles include intellectual property, customer lists and goodwill. Intellectual property and goodwill are amortized on a straight-line basis and customer lists are amortized using the double declining balance method. The amortization period for these assets is five years or less, commencing on the date of acquisition (see Note 4).

      Impairment of Long-Lived Assets - The Company reviews its long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing an evaluation of recoverability, the estimated future undiscounted net cash flows of the assets are compared to the assets' carrying amount to determine if a write down is required.

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

      Net (Loss) Income Per Share - As of February 28, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic income per share and, for companies with potentially dilutive securities, such as options, diluted income per share. Basic income per share is computed using the weighted average number of shares of common stock outstanding. Diluted income per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. The following table sets forth the computation of basic and diluted income per share:

                                                                    YEAR ENDED FEBRUARY 28 OR 29,
                                                                1998               1997               1996
                                                                ----               ----               ----
                                                              (in thousands, except per share amounts)
      Weighted average common shares                                23,151             21,324           20,602
      Dilutive potential common shares                                   -              1,502            1,026
                                                                  ---------          ---------        ---------
      Shares used in diluted share computation                      23,151             22,826           21,628
                                                                  ---------          ---------        ---------
      Net (loss) income                                           ($13,283)            $4,342           $4,448
                                                                  =========          =========        =========
      Basic (loss) income per share                                 ($0.57)             $0.20            $0.22
                                                                  =========          =========        =========
      Diluted (loss) income per share                               ($0.57)             $0.19            $0.21
                                                                  =========          =========        =========


      The dilutive effect of options for approximately 3.8 million shares has not been considered in the computation of diluted loss per share in fiscal 1998 because such shares would be anti-dilutive.

      Stock-Based Compensation Plans - The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has made the pro forma disclosures required by SFAS 123, "Accounting for Stock-Based Compensation" in Note 6.

      New Accounting Pronouncements - In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued and requires that all items which meet the definition of comprehensive income be reported for the period in which they are recognized. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the consolidated balance sheets, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and the Company will make the disclosures required by SFAS No. 130 in the first quarter of fiscal 1999.

      In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997; however, disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will make the required disclosures for the fiscal year ending February 28, 1999. The Company is still determining the effect of adopting SFAS No. 131; however, management does not anticipate that it will have a material impact.

      In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The provisions of SOP 98-1 require that certain costs to develop or obtain internal use software be capitalized. SOP 98-1 is effective for fiscal years beginning after December 1998 and will be effective for the Company beginning March 1999. The Company is still determining the effect of adopting SOP 98-1; however, management does not anticipate that it will have a material impact on the Company's consolidated results of operations or financial position.

      Reclassification of Account Balances - Certain prior year amounts have been reclassified for comparability with the current year's financial statement presentation.

2.    FINANCIAL STATEMENT DETAILS

      Property and Equipment - Property and equipment consists of the following:


                                                          FEBRUARY 28,
                                                       1998             1997
                                                    --------         ---------
                                                        (in thousands)
       Computer equipment and software             $21,511           $12,205
       Office furniture and equipment                6,569             4,165
       Leasehould improvements                       6,872             2,192
                                                   --------          --------
                          Total                     34,952            18,562
       Less accumulated depreciation and
        amortization                               (14,043)           (8,207)
                                                   --------          --------
       Property and equipment - net                $20,909           $10,355
                                                   ========          ========


       Other Income - Net - Other income - net, consisted of the following:


                                          YEAR ENDED FEBRUARY 28 OR 29,
                                      1998           1997           1996
                                  ---------       ---------      ----------
                                                (in thousands)
       Interest Income             $ 2,772         $ 1,201        $ 1,204
       Interest Expense               (110)            (58)           (91)
       Other                           166            (127)           (16)
                                  ---------       ---------     ----------
       Other income - Net          $ 2,828         $ 1,016        $ 1,097
                                  =========       =========     ==========


3.    SOFTWARE DEVELOPMENT COSTS

      The Company capitalizes costs incurred in the development of its software products. Software development costs include certain internally developed costs, software costs purchased from third parties in connection with acquisitions if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided the capitalized amounts will be realized over a period not exceeding five years, and purchased software license costs for products used in the development of the Company's products. Costs incurred prior to establishing technological feasibility are charged to product development expense as incurred. Software development costs are amortized on a straight line basis over the estimated economic life of the product, generally two to five years, commencing with the date the product is first available for general release.

      The Company capitalized internally developed software costs of $9,388,000, $6,843,000, and $4,915,000, and recorded amortization expense of $7,560,000, $3,543,000, and $2,228,000 for fiscal 1998, 1997, and
      1996, respectively. Fiscal 1998 balances reflect $9,940,000 in purchased software development costs capitalized in connection with the acquisition of ProMIRA Software Inc. (see Note 4). The Company capitalized approximately $1,116,000, $878,000 and $382,000 and recorded amortization expense of $717,000, $331,000 and $51,000 in fiscal 1998, 1997 and 1996, respectively, relating to purchased software license product costs.

      The amortization expense amounts for fiscal 1998 and 1997 include write-offs totaling approximately $1,897,000 and $312,000, respectively, of previously capitalized internal software development costs. These capitalized costs were deemed to exceed their future net realizable value as a result of new technologies developed by the Company and acquired in connection with acquisitions.

4.    ACQUISITIONS

      During fiscal 1998 and 1997, the Company made three acquisitions which have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired under each transaction was accounted for as goodwill. Amounts allocated to certain intangibles, including goodwill, are being amortized on a straight-line basis over five years. The consolidated financial statements include the operating results of each acquisition from the date of the acquisition.

      Fiscal 1998 acquisitions

      In February 1998, the Company acquired ProMIRA Software, Inc. ("ProMIRA"), a provider of supply chain planning software for manufacturers of complex products in industries such as high technology, electronics and motor vehicles and parts. The total purchase price was approximately $64,500,000, comprised of cash, 1,550,000 shares of common stock and options to purchase 78,379 shares of common stock valued at $57.8 million, and acquisition costs. The purchase price was allocated based on a fair value appraisal obtained from a nationally recognized independent appraisal firm, and included allocations to certain intangible assets, such as existing software products which had reached technological feasibility, and in-process software development efforts which had not reached technological feasibility ("purchased research and development"). The write-off of purchased research and development resulted in a non-recurring charge to the Company's operating results, and reduced net income for fiscal 1998 by $28,653,000 ($47,340,000, inclusive of income tax benefits of $18,687,000), or $1.24 basic and $1.16 diluted income per share.

      In June 1997, the Company acquired Synchronology Group Limited, a closely-held company which provides manufacturing planning and scheduling consulting services. In March 1997, the Company entered into a definitive agreement to acquire certain assets of Information Resources, Inc. ("IRI"). The total purchase prices of these acquisitions were approximately $3,200,000 and $1,900,000, respectively, and consisted primarily of cash, assumed liabilities, and acquisition costs.

      Had the acquisitions made in fiscal 1998 been completed as of March 1, 1996, unaudited pro forma results would have been as follows:

                                                                                          YEAR ENDED FEBRUARY 28,
                                                                                           1998                1997
                                                                                    ------------------   -------------
                                                                                               (in thousands)
      Revenues                                                                        $184,296              $98,795
      Net income before write-off of purchased research and development                 10,207                 (687)
      Write-off of purchased research and development                                   28,653               28,653
      Net (loss) income                                                                (18,446)             (29,340)
      Basic and diluted (loss) income per share                                          (0.80)               (1.38)

      Such unaudited pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been had the acquisitions been effective at the beginning of each period presented.

      Fiscal 1997 acquisition

      In fiscal 1997, the Company acquired Avyx, Inc. ("Avyx"), a custom developer and services provider of manufacturing scheduling software.
      The total purchase price was approximately $3,799,000, primarily comprised of cash, assumed liabilities and acquisition costs. The purchase price allocation included allocations to certain intangible assets, such as existing software products and in-process software development efforts which had not reached technological feasibility. The Company's write-off of the purchased research and development resulted in a non-recurring charge to the Company's operating results, and reduced net income for fiscal 1997 by $3,697,000, or $0.17 basic and $0.16 diluted income per share. The fiscal 1997 consolidated financial statements include the operating results of Avyx from the date of the acquisition. The results of operations of Avyx prior to the acquisition were not material to the consolidated financial statements.

      In addition, the Company entered into a three-year non-compete agreement with two of the principals of Avyx, who did not become employees of the Company, in exchange for an option to purchase 60,000 shares of the Company's common stock. The agreement was valued at $217,000, which represented the estimated fair value of the stock options issued, and is being amortized over the life of the agreement, which is three years.

5.    DEBT AND LONG-TERM LIABILITIES

      Long-term obligations consisted of the following:

                                                                 FEBRUARY 28,
                                                              1998              1997
                                                  -----------------    --------------
                                                               (in thousands)
      Notes payable                                           $249              $182
      Capital lease obligations (see Note 8)                   230               229
                                                  -----------------    --------------
      Total                                                    479               411
      Less - current portion                                  (244)             (191)
                                                  -----------------    --------------
      Subtotal                                                 235               220
      Other long-term liabilities                              157                 -
                                                  -----------------    --------------
      Total                                                   $392              $220
                                                  =================    ==============

      Notes Payable - The Company has several outstanding notes payable which accrue interest at rates ranging from 1.93% to 7.0% at February 28, 1998. Principal repayment requirements for each of the five succeeding years beginning March 1, 1998 are as follows: $244,000 for 1998, $187,000 for 1999, $32,000 for 2000, $9,000 for 2001 and $7,000 for 2002.

      Line of Credit - The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request advances in an aggregate amount of up to $10,000,000. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions. (Acquisition-related borrowings are limited to $7,500,000 per acquisition). For the interest rate on borrowings, the Company may select either the prime rate of the lender or either the three-month or six-month London Interbank Offered Rate (LIBOR) plus one and one-half percent. The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount, including a covenant not to pay or declare cash dividends. This facility will expire in September 1998, unless renewed. There were no outstanding amounts under the credit facility at February 28, 1998.

6.    STOCKHOLDERS' EQUITY

      Preferred Stock - The Company has authorized 4,620,253 shares of $.01 par value preferred stock. As of February 28, 1998, no preferred shares were outstanding.

      Common Stock - The Company has authorized 100,000,000 shares of $.002 par value common stock. No cash dividends on common stock have been declared or paid in fiscal 1998, 1997, or 1996. On August 18, 1997, the Company completed an underwritten offering of 1,600,000 newly issued shares of common stock. The proceeds to the Company were approximately $61,985,000, net of related offering expenses.

      Stock Split - On May 9, 1997, the Board of Directors of the Company declared a two-for-one stock split on the Company's common stock, which was paid in the form of a 100% stock dividend on June 11, 1997 to shareholders of record as of May 23, 1997. The shares outstanding, weighted average shares, amounts per share, and all other references to shares of common stock reported have been restated to give effect to the stock dividend.

      Employee Stock Purchase Plan - In October 1994, the Company adopted an employee stock purchase plan ("ESPP") that authorizes the Company to sell up to 500,000 shares of common stock to employees through voluntary payroll withholdings. The stock price to employees is equal to 85% or 95% of the market price on the lower of either the first or last day of each six-month withholding period. Payroll deductions may not exceed the lesser of 10% of a participant's compensation or $25,000 per year. The number of shares purchased under this plan by employees totaled 69,113 shares, 100,818 shares, and 84,404 shares in fiscal 1998, 1997, and 1996, respectively. The weighted average fair value of shares purchased in fiscal 1998, 1997, and 1996 was $44.88, $14.09, and $7.13, respectively.

      Stock Options

      The Company has an employee stock option plan under which non-qualified options of up to 6,564,238 shares may be granted to employees to purchase common stock at prices not less than the fair market value at the time of grant. Under the plan, prior to 1994, options vested and became exercisable four years from the date of grant. In 1994, the Company amended the plan such that options granted after the amendment vest and become exercisable ratably over a four-year period from the date of grant. The right to exercise the vested options expires upon the earlier of either ten years (or for options granted prior to 1994, eleven years) from the date of grant, or within thirty days of termination of employment. As of February 28, 1998, the Company has granted options on 5,969,260 shares.

      In 1994, the Company adopted the 1994 Outside Directors Non-Qualified Stock Option Plan, which provides for the grant of stock options of up to 280,000 shares to the Company's non-employee directors. Under this plan, non-qualified options are granted annually at the fair market value of the Company's common stock on the date of grant. The number of options granted annually to each non-employee director is fixed by the plan. Options become fully exercisable on the first anniversary of the date of grant. Under this plan, options may be granted over a ten year period through May 23, 2004. As of February 28, 1998, the Company has granted options on 192,500 shares.

      In January 1996, the Company amended its Employee Incentive Stock Option Plan, whereby the Company may grant options up to 1,805,950 shares to certain key executive employees. Options are granted at an exercise price equal to or greater than the fair market value of the stock on the date of grant and expire ten years from the date of grant. All options granted vest in accordance with plan terms. As of February 28, 1998, the Company has granted options on 1,650,000 shares.

      In 1994, the Company adopted the 1994 Executive Incentive Stock Option Plan, whereby the Company may grant options to certain key executive officers of the Company up to 1,750,000 shares. Options are granted at an exercise price equal to or greater than the fair market value of the stock on the date of grant and expire ten years from the date of grant. Options will vest ratably over a four-year period. As of February 28, 1998, the Company has granted options on 145,750 shares.

      A summary of the status of the Company's stock option plans and changes during the fiscal years is presented below:

                                                                         FEBRUARY 28 OR 29,
                                                          1998                  1997                   1996
                                                          ----                  ----                   ----
                                                Options to              Options to            Options to
                                                 Purchase     Wtd. Avg.  Purchase   Wtd. Avg.  Purchase    Wtd. Avg.
                                                  Shares      Ex. Price   Shares    Ex. Price   Shares     Ex. Price
                                                --------------------------------------------------------------------
                                                              (share amounts in thousands)
      Outstanding at Beginning of Year            3,786         $6.78    3,324        $4.20    2,840        $2.56
      Options Granted at Fair Value               1,472         36.64    1,290        11.54    1,182         6.67
      Options Granted Greater Than Fair Value        45         26.47       24         8.01        -            -
      Exercised                                    (767)         4.34     (636)        3.00     (546)        1.00
      Cancelled                                    (162)        16.85     (216)        5.19     (152)        4.45
                                              ----------             ----------            ----------
      Outstanding at end of year                  4,374        $16.77    3,786        $6.78    3,324        $4.20
                                              ==========             ==========            ==========
      Exercisable at end of year                  1,309                  1,082                   942
                                              ==========             ==========            ==========


      The weighted average fair value of options granted in fiscal 1998, 1997, and 1996 was $16.48, $5.19, and $3.51 per share, respectively. A summary of the weighted average remaining contractual life and the weighted average exercise price of options outstanding as of February 28, 1998 is presented below:

                            NUMBER      WEIGHTED AVG.                        NUMBER         WEIGHTED
          RANGE OF       OUTSTANDING      REMAINING       WEIGHTED AVG.    EXERCISABLE   AVG. EXERCISE
       EXERCISE PRICES    AT 2/28/98   CONTRACTUAL LIFE  EXERCISE PRICE    AT 2/28/98        PRICE
      ----------------  -------------  ----------------  ---------------  ------------  ---------------
                                         (share amounts in thousands)
         $0.52-$4.50          879           5.34              $2.84              745           $2.60
          4.63-7.56         1,030           7.53               6.53              319            6.74
          7.63-17.53          922           8.44              10.82              211           10.36
         17.69-42.31        1,335           9.19              33.65               34           21.83
         42.63-47.13          208           9.71              44.10                -               -
      ----------------   --------       ---------        ----------        ---------        ---------
         $0.52-$47.13       4,374           7.89             $16.77            1,309           $5.37
                         ========                                          =========

      Stock-Based Compensation

      As permitted under SFAS No. 123, the Company continues to account for stock-based compensation to employees in accordance with APB Opinion No. 25, under which no compensation expense is recognized, since the exercise price of options granted is equal to or greater than the fair market
      value of the underlying security on the grant date.   Pro forma
      information regarding net income and income per share is required by SFAS No. 123, which uses the fair value method. The fair value of the Company's stock-based awards to employees was estimated as of the date of grant using the Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model include that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

      Had compensation cost for these plans been recorded, the Company's net income and income per share amounts would have been as follows:

                                                              FEBRUARY 28 OR 29,
                                                       1998         1997           1996
                                                       ----         ----           ----
                                                    (in thousands, except per share amounts)
      Net (loss) income                              $(19,301)       $2,606        $3,785
      Basic (loss) income per share                  $  (0.83)       $ 0.12        $ 0.18
      Diluted (loss) income per share                $  (0.83)       $ 0.11        $ 0.18


      The increase in the fair value of stock options granted in 1998 resulted primarily from a significant increase in the price of the Company's common stock during fiscal 1998 from fiscal 1997. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the fiscal 1998, 1997, and 1996 pro forma amounts include $435,000, and $279,000, and $173,000, respectively, related to the purchase discount offered under the employee stock purchase plan.

      The fair value of options granted was estimated assuming no dividends and using the following weighted-average assumptions:

                                                         OPTIONS                                   ESPP
                                ------------------------------------------------------ ----------------------------
                                        1998              1997              1996         1998      1997     1996
                                        ----              ----              ----         ----      ----     ----
      Risk-free interest rates       6.20-6.59%       5.44 - 5.73%       6.68-7.08%      5.65%    5.67%    6.44%
      Expected term                2.62-7.69 yrs    1.54 - 4.51 yrs    1.54-4.77 yrs     6 mos    6 mos    6 mos
      Volatility                       0.6038            0.6358            0.6910       0.6044    0.6562   0.6910


7.    RETIREMENT PLANS

      The Company has two defined contribution retirement savings plans (one in the U.S. and another in the U.K.) under the terms of which the Company matches a percentage of the employees' qualified contributions. New employees are eligible to participate in the plans upon completing one month of service. The Company's contribution to the plans totaled $1,045,000, $535,000 and $337,000 for fiscal 1998, 1997 and 1996, respectively.

      The Company is not obligated under any other post-retirement benefit plans.

8.    COMMITMENTS AND CONTINGENCIES

      Commitments - The Company leases office space, office equipment, and automobiles under operating leases and various computer and other equipment under capital leases. Property acquired through capital leases amounted to $884,000 and $830,000 at February 28, 1998 and 1997,
      respectively, and has been included in computer equipment and software (Note 2). Total accumulated amortization relating to these leases was $716,000 and $576,000 as of February 28, 1998 and 1997, respectively.

      Rent expense for operating leases for fiscal 1998, 1997 and 1996 was approximately $7,448,000, $4,439,000, and $3,610,000, respectively. The future minimum lease payments under these capital and operating leases for each of the succeeding years beginning March 1, 1998 are as follows:

                                                            CAPITAL  OPERATING
                                                            LEASES    LEASES
                                                            --------  ----------
                                                            (in thousands)
      1999                                                    $195     $7,798
      2000                                                      32      5,982
      2001                                                       9      4,079
      2002                                                       9      3,336
      2003                                                       7        840
                                                           -------  ---------
      Total minimum lease payments                            $252    $22,035
                                                                    =========
      Less amount representing interest                        (22)
                                                           -------
      Present value of net minimum lease payments             $230
                                                           =======


      The Company has collaborative arrangements with various parties relating to product development and joint marketing programs. The Company has also entered into an agreement with a third party under which the Company has guaranteed certain revenue levels to the third party in the aggregate amount of $16,500,000 over several years. In the event that the activities performed by the Company do not meet the minimum amounts, the Company may be obligated to pay the difference. Certain issues have arisen between the Company and the third party relating to the satisfaction of these contingencies. The Company anticipates satisfactory resolution of these issues and believes it will be able to meet the revenue levels. Accordingly, the Company does not expect to be obligated to make such payments.

      Contingencies - In the ordinary course of business, the Company may be a party to legal proceedings and claims. In addition, from time to time, the Company may have contractual disagreements with certain customers concerning the Company's products and services. The Company has established accruals related to such matters that are probable and reasonably estimable. In management's opinion, any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the results of operations, financial condition or cash flows of the Company. The Company has been in discussions with a customer to resolve a certain claim under an agreement. While the Company believes there is no merit to such claim, this matter is subject to various uncertainties and may be resolved unfavorably to the Company.

9.    INCOME TAXES

      Income Tax Provision - The components of the (benefit) provision for income taxes are as follows:

                                                             YEAR ENDED FEBRUARY 28 OR 29,
                                                             1998        1997        1996
                                                             ----        ----        ----
                                                                     (in thousands)
      Current:
           Federal                                          $ 7,861     $ 3,475     $ 1,433
           State                                              2,069         348         339
           Foreign                                              710         901         597
                                                           ---------    --------    -------
                   Total current provision                   10,640       4,724       2,369
                                                           ---------    --------    -------

      Deferred:
           Federal                                          (20,104)        177         792
           State                                                (53)         40           4
           Foreign                                              453          19        (456)
                                                           ---------    --------    -------
                   Total deferred (benefit) provision       (19,704)        236         340
                                                           ---------    --------    -------

      Total (benefit) provision for income taxes           $ (9,064)    $ 4,960     $ 2,709
                                                           =========    ========    =======

      The income tax benefits related to the exercise of stock options reduce taxes currently payable and are credited to additional paid-in capital. Such amounts were approximately $7,678,000, $2,591,000, and $1,056,000, for fiscal 1998, 1997, and 1996, respectively.

      Deferred Income Taxes - The components of the Company's deferred tax assets and liabilities are as follows:

                                                                      FEBRUARY 28,
                                                                   1998         1997
                                                                   ----         ----
                                                                    (in thousands)
Deferred tax assets:
     Uncollectible receivables and sales returns                   $810         $434
     Rent accruals                                                  205          207
     Operating loss carryforwards:
        Domestic                                                    617          657
        Foreign                                                   2,507        1,353
     Software revenue recognition                                    41          183
     Depreciation and amortization                                1,322          691
     Accrued commissions                                            694            -
     Purchased research and development write-off                18,774            -
     Other temporary differences                                    515          193

        Total deferred tax assets                                25,485        3,718

        Less:  valuation allowance                               (1,786)        (734)
                                                               ---------     --------

        Total deferred tax assets                                23,699        2,984

Deferred tax liabilities:
     Software development costs                                  (3,800)      (3,313)
     Deferred revenue                                              (331)           -
     Other temporary differences                                    (30)         (84)
                                                               ---------     --------

        Total deferred tax liabilities                           (4,161)      (3,397)
                                                               ---------     --------

        Net deferred tax assets (liabilities)                   $19,538        ($413)
                                                               =========     ========


      At February 28, 1998, the Company had $1,340,400 of federal, $879,700 of state and $8,120,000 of foreign net operating loss carryforwards ("NOLs") available to offset future taxable income in those respective taxing jurisdictions. Federal and state NOLs arose from acquisitions and are subject to limitations. The federal NOLs expire in the years 2006 and 2011 while the state NOLs expire during fiscal 1999. Approximately $3,467,100 of the foreign NOLs expire during the fiscal years 2000 to 2003 while the remaining NOLs are available in perpetuity. The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside the United States. Accordingly, no United States income tax on these earnings has been provided.

      Effective and Statutory Rate Reconciliation - The difference between the income tax provision and the amount computed by applying the federal statutory income tax rate to pretax accounting income is summarized as follows:

                                                                        FEBRUARY 28 OR 29,
                                                                    1998      1997      1996
                                                                    ----      ----      ----
                                                                         (in thousands)
      (Benefit) provision computed at federal statutory rate     ($7,821)   $3,163    $2,434
      Increase (reduction) in taxes resulting from:
            State and foreign taxes, net of federal benefit         (788)      387       417
            Change in valuation allowance                          1,052       291       (31)
            Benefit of net operating loss carry forwards and
                tax credits                                       (1,050)        -       (55)
            Foreign items                                           (202)        -         -
            Purchased research and development write-off               -     1,257         -
            Tax exempt income                                       (349)     (163)     (257)
            Other                                                     94        25       201
                                                                ---------  --------  -------

      (Benefit) Provision for income taxes                      $ (9,064)  $ 4,960   $ 2,709
                                                                =========  ========  =======



10.   SEGMENT INFORMATION

      The Company operates in two industry segments. The Company develops, markets, and supports software products for synchronized supply chain management(TM) and provides related services. The Company also markets and supports the STATGRAPHICS product within its personal systems segment, which provides statistical tools for quality management in manufacturing companies.

                                                                  FEBRUARY 28 OR 29,
      Industry Segments                                     1998         1997         1996
                                                            ----         ----         ----
                                                                    (in thousands)
      Revenues:
          Supply chain management                      $ 172,166     $ 91,350     $ 56,699
          Personal systems                                 3,500        3,780        5,623
                                                      -----------  -----------  -----------
                                                       $ 175,666     $ 95,130     $ 62,322
                                                      ===========  ===========  ===========

      (Loss) Income from operations:
          Supply chain management                            344       15,156       10,554
          Personal systems                                 1,778        1,032        1,184
          Corporate                                      (27,297)      (7,902)      (5,678)
                                                      -----------  -----------  -----------
                                                       $ (25,175)     $ 8,286      $ 6,060
                                                      ===========  ===========  ===========

      Identifiable assets:
          Supply chain management                       $132,451     $ 58,052     $ 32,144
          Personal systems                                   848        1,014        1,375
          Corporate                                       89,202       25,257       26,912
                                                      -----------  -----------  -----------
                                                       $ 222,501     $ 84,323     $ 60,431
                                                      ===========  ===========  ===========

                                                            FEBRUARY 28 OR 29,
Industry Segments                                      1998         1997       1996
                                                 -----------  -----------  ---------
                                                            (in thousands)
Capital expenditures:
    Supply chain management                         $10,408       $6,528     $2,756
    Personal systems                                     19           24        172
    Corporate                                         6,269        1,456      2,580
                                                 -----------  -----------  ---------
                                                    $16,696       $8,008     $5,508
                                                 ===========  ===========  =========

Depreciation and amortization:
    Supply chain management                         $14,124      $ 7,077    $ 3,646
    Personal systems                                     16           24        426
    Corporate                                         1,859          885        471
                                                 -----------  -----------  ---------
                                                    $15,999      $ 7,986    $ 4,543
                                                 ===========  ===========  =========

                                                              FEBRUARY 28 OR 29,
Geographic Areas                                       1998         1997         1996
                                                  ----------   ----------   ----------
                                                                (in thousands)
Revenues:
    Americas                                      $ 148,366     $ 82,892     $ 56,401
    Europe                                           35,708       18,273        7,625
    Asia                                              4,978            -            -
    Eliminations                                    (13,386)      (6,035)      (1,704)
                                                  ----------   ----------   ----------
                                                  $ 175,666     $ 95,130     $ 62,322
                                                  ==========   ==========   ==========
(Loss) income from operations:
    Americas                                       ($23,341)     $ 7,666      $ 9,047
    Europe                                            9,595        6,655       (1,283)
    Asia                                              1,957            -            -
    Eliminations                                    (13,386)      (6,035)      (1,704)
                                                  ----------   ----------   ----------
                                                   ($25,175)     $ 8,286      $ 6,060
                                                  ==========   ==========   ==========
Identifiable assets:
    Americas                                       $287,231     $ 86,229     $ 56,911
    Europe                                           22,932       12,161        7,421
    Asia                                              2,345            -            -
    Eliminations                                    (90,007)     (14,067)      (3,901)
                                                  ----------   ----------   ----------
                                                   $222,501     $ 84,323     $ 60,431
                                                  ==========   ==========   ==========


      (1) (Loss) income from operations includes non-recurring write-offs of purchased research and development of $47,340,000 and $3,697,000 in fiscal 1998 and 1997, respectively. Such amounts relate to the supply chain management segment in the Americas.

      Domestic and export sales for fiscal 1998, 1997 and 1996 are as follows:

                                    FEBRUARY 28 OR 29,
                          1998            1997            1996
                          ----            ----            ----
                                    (in thousands)
      United States    $119,619         $69,075         $46,996
      Europe             36,170          19,821           9,423
      Pacific Rim         6,467           1,359             -
      Japan               4,982             -               -
      Canada              4,682           3,853           3,886
      South America       3,537             -               -
      Other                 209           1,022           2,017
                     ----------       ---------        --------
                       $175,666         $95,130         $62,322
                     ==========       =========        ========

      No customer accounted for 10% or more of the Company's net sales in fiscal 1998, 1997 or 1996.

11.   SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest amounted to approximately $110,000, $55,000 and $78,000 in fiscal 1998, 1997 and 1996, respectively. Cash paid for income taxes amounted to approximately $3,428,000, $1,223,000, and $924,000 in fiscal 1998, 1997 and 1996, respectively.

      Supplemental information of non-cash investing and financing activities is as follows:

      During fiscal 1998, 1997 and 1996, the Company received income tax benefits of $7,678,000, $2,591,000, and $1,056,000, respectively, relating to the exercise of stock options. The benefits were recorded as an increase to additional paid-in capital. During fiscal 1997, the fair value of treasury stock issued was $238,000. Also during fiscal 1997, options valued at $217,000 were granted under a non-compete agreement and $345,000 relating to a leased asset and obligation was capitalized. During fiscal 1996, a $294,000 note receivable was recorded relating to an asset divestiture, a $714,000 liability was recorded related to the fair value of stock to be issued, and the fair value of treasury stock issued was $238,000.

12    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly consolidated financial information for fiscal 1998 and 1997 follows:

                                                     1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                                           (in thousands, except per share data)
      1998

      Total revenues                                    $34,459     $37,865      $41,268    $62,074
      Purchased research and development costs                -           -            -     47,340
      Operating income (loss)                             2,997       3,911        5,357    (37,439)
      Net income (loss)                                   2,040       2,637        4,005    (21,965)
      Basic income (loss) per share                       $0.09       $0.12        $0.17     ($0.90)
      Shares used in basic share computation             21,753      22,657       23,895     24,300
      Dilutive income (loss) per share                    $0.09       $0.11        $0.15     ($0.90)
      Shares used in diluted share computation           23,297      24,710       26,608     24,300


      1997

      Total revenues                                    $18,441     $21,005      $23,688    $31,996
      Purchased research and development costs            3,697           -            -          -
      Operating (loss) income                            (2,070)      2,124        2,890      5,342
      Net (loss) income                                  (2,578)      1,447        1,947      3,526
      Basic (loss) income per share                      ($0.12)      $0.07        $0.09      $0.16
      Shares used in basic share computation             20,979      21,206       21,477     21,633
      Diluted (loss) income per share                    ($0.12)      $0.06        $0.08      $0.15
      Shares used in diluted share computation           20,979      22,378       23,181     23,350



      Included in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1997 are non-recurring charges of $47,340,000 and $3,697,000, respectively, for write-offs of purchased research and development costs in connection with acquisitions (see Note 4).

13.   SUBSEQUENT EVENT

      On March 26, 1998, the Company entered into a lease agreement with a commercial real estate developer to lease a new office building that will commence in fiscal 2001 with a lease term of 15 years.


                                  * * * * *

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Stockholders and Board of Directors of Manugistics Group, Inc.:

We have audited the consolidated financial statements of Manugistics Group, Inc. (the Company) and its subsidiaries as of February 28, 1998 and 1997, and for each of the three years in the period ended February 28, 1998, and have issued our report thereon dated March 24, 1998 (except Note 13 as to which the date is March 26, 1998); such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule listed in Item 14 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







DELOITTE & TOUCHE LLP
Washington, D.C.
March 24, 1998 (except Note 13 as to which the date is March 26, 1998)

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT          CHARGED TO                          BALANCE AT
                                             BEGINNING           COSTS AND                              END
                                             OF PERIOD           EXPENSES        WRITE-OFFS          OF PERIOD
                                          --------------      --------------    -------------     ---------------
                                                                       (IN THOUSANDS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS
    AND SALES RETURNS
Year ended February 28, 1998                     $1,215              $1,510            ($636)            $2,089
Year ended February 28, 1997                        711               2,529           (2,025)             1,215
Year ended February 29, 1996                        833                 732             (854)               711
