Form 10-K/A
period 1998-02-28
MANUGISTICS GROUP INC
filed 1998-06-29
CIK 908440

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1
                                      to
                                  FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________  to  __________
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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Refernce is made to the information set forth in Part I of this Annual Report on Form 10-K regarding executive officers under the caption "Item 4A. Executive Officers of the Registrant".

     The Amended and Restated By-Laws of the Company (the "By-Laws") provide that the Company's business shall be managed by a Board of Directors of not less than five and not more than nine directors, with the number of directors to be fixed by the Board of Directors from time to time. The Board of Directors has fixed the number of directors which shall constitute the entire Board of Directors at seven.

     The By-Laws also provide that the Company's Board of Directors is divided into three classes: Class I, Class II and Class III, each class being as nearly equal in number as possible. The directors in each class serve terms of three years and until their respective successors have been elected and have qualified. There are presently three directors in Class I, two directors in Class II and two directors in Class III. The term of office of one class of directors expires each year in rotation so that one class is elected at each annual meeting of shareholders for a three year term.

     Set forth below is certain information regarding each director.

CLASS III DIRECTORS - Terms expiring in 1998

     WILLIAM M. GIBSON, 53, has served as President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its formation in 1986. From 1983 until 1986, when it was purchased by the Company, Mr. Gibson served as President, Chief Executive Officer and Chairman of the Board of Directors of STSC, Inc. (now Manugistics, Inc., the principal operating subsidiary of the Company). He joined STSC, Inc. as Executive Vice President and Chief Operating Officer in 1982.

     WILLIAM G. NELSON, 64, has served as a director of the Company since 1986. Since September 1996, Mr. Nelson has served as the President, Chief Executive Officer and Chairman of the Board of Directors of Geac Computer Corporation, Limited. He also serves as a director of Project Software & Development, Inc. From December 1991 to December 1994, Mr. Nelson was President and Chief Executive Officer of Pilot Software, Inc. From April 1990 to December 1991, Mr. Nelson served in several executive capacities at OnLine Software International, Inc., including President, Chief Operating Officer and Chief Executive Officer.

CLASS I DIRECTORS -- TERMS EXPIRING IN 1999

     JACK A. ARNOW, 70, has served as a director of the Company since 1986. Mr. Arnow is an independent investor.

     LYNN C. FRITZ, 56, has served as a director of the Company since January 1995. Since 1986, Mr. Fritz has been Chairman and Chief Executive Officer of Fritz Companies, Inc., a publicly-held company that specializes in freight forwarding and customhouse brokerage on a global basis. Mr. Fritz has been employed by Fritz Companies, Inc. since 1965.

     J. MICHAEL CLINE, 38, was elected to serve as a director of the Company in July 1996. Since 1989, Mr. Cline has been a managing member of General Atlantic Partners, LLC (or its predecessor in interest) ("GAP LLC"), a private investment firm with a primary focus on software and related information technologies. Mr. Cline was nominated as a director to the Company's Board of Directors pursuant to the request of GAP LLC, which had acquired a significant ownership interest in the Company in 1996. Prior to 1989, Mr. Cline was an associate with McKinsey & Company, Inc., a global strategic consulting firm. Mr. Cline serves on a number of boards of privately-held software and information technology companies.

CLASS II DIRECTORS -- TERMS EXPIRING IN 2000

     JOSEPH H. JACOVINI, 57, has served as a director of the Company since 1986. He is a partner in Dilworth Paxson LLP based in Philadelphia, Pennsylvania, where he has practiced law since 1965. He has served as Chairman of that firm since 1997, having served as Co-Chairman since 1995. Mr. Jacovini also served as Chairman of that firm's Corporate Department during 1993-97. Mr. Jacovini has been a Trustee of Drexel University since 1990. He also served as a member of the Board of the Philadelphia Regional Port Authority from 1992 to early 1995 and as its Chairman, as well as Vice Chairman of the Ports of Philadelphia and Camden, Inc., during 1994-95.

     THOMAS A. SKELTON, 50, has served as a director of the Company since April 1992. Mr. Skelton has served as President and Chief Operating Officer of Cambar Software, Inc. in Charleston, South Carolina since August 1997. From April 1996 to April 1997, he was President of Knowledge Systems Corporation. From January 1995 to March 1996, he was Division President of Global Software, Inc. in Raleigh, North Carolina. From 1983 to 1994, Mr. Skelton worked in various management capacities with Manugistics, Inc., the principal operating subsidiary of the Company. In May 1983, he joined STSC, Inc. (now Manugistics, Inc.) as Vice President of Sales; he became Senior Vice President in 1986, Executive Vice President in March 1991 and Chief Operating Officer in March 1992.

COMPENSATION OF DIRECTORS

     To date, the Company, with the exception of a one-time stock grant in 1991, has not paid fees or other compensation to directors for serving on the Board of Directors or committees of the Board. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and committees thereof. The 1994 Outside Directors Non-Qualified Stock Option Plan provides for the granting of options to purchase 10,000 shares of Common Stock to each outside, i.e., non-employee, director on an annual basis. In the fiscal year ended February 28, 1998 ("fiscal year 1998"), options to purchase shares under this plan were granted to Messrs. Arnow, Cline, Fritz, Jacovini, Nelson, and Skelton.


BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

     The Board of Directors held six meetings, including four regularly scheduled meetings and two additional meeting during fiscal year 1998. The Board of Directors has established standing Audit and Compensation committees, each of which is composed of non-employee members of the Board of Directors. The membership of each of these standing committees is determined from time to time by the Board. The Board of Directors has not established a nominating committee; the entire Board of Directors votes on nominations of directors for the Company.

     THE AUDIT COMMITTEE, which presently consists of Lynn C. Fritz, Joseph H. Jacovini and J. Michael Cline, held three meetings during fiscal year 1998. The committee selects, subject to approval of the Board of Directors, a firm of independent certified public accountants to audit the books and accounts of the Company and its subsidiaries for the fiscal year for which they are appointed. In addition, the committee reviews and approves the scope and cost of all services (including nonaudit services) provided by the firm selected to conduct the audit. The committee also monitors the effectiveness of the audit effort and the Company's financial reporting, and reviews the Company's financial and operating controls.

     THE COMPENSATION COMMITTEE, which presently consists of Jack A. Arnow, William G. Nelson and Thomas A. Skelton, held two meetings during fiscal year 1998. The committee is responsible for the approval and administration of the compensation program for William M. Gibson, the Company's President, Chief Executive Officer and Chairman of the Board of Directors. The committee and the Board of Directors also review the compensation programs for the other executive officers of the Company, for which programs Mr. Gibson is responsible. The committee also responsible for the grant of options to the Company's employees under the Company's various stock option plans as well as for the administration of the plans.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent (10%) of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes of ownership of the Common Stock with the Securities and Exchange Commission ("SEC") and the Nasdaq Stock Market. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon a review of the copies of such forms received by the Company or written representations from Reporting Persons, the Company believes that, with respect to fiscal year 1998, all Reporting Persons complied with all applicable filing requirements under Section 16(a), with the following exceptions: late filings were made or will be made for two transactions with respect to Mr. Broderick; with respect to two transactions for Mr. Enstice; with respect to one transaction for Ms. Fox; with respect to one transaction for Mr. Thompson; with respect to one transaction for Mr. Gibson; with respect to one transaction for Mr. Fritz; and with respect to transactions for Mr. Skelton.


ITEM 11.           EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth summary information regarding compensation paid by the Company for services during fiscal years 1998, 1997 and 1996 to the Company's Chief Executive Officer and each of the four most highly compensated executive officers other than the Chief Executive Officer whose individual total salary and bonus on an annual basis exceeded $100,000 for fiscal year 1998 (the "Named Executives").

                                                                      LONG-TERM
                                                                     COMPENSATION
                                                                        AWARDS
                                                     ANNUAL          ------------
                                                  COMPENSATION        SECURITIES
                                              --------------------    UNDERLYING       ALL OTHER
     NAME AND PRINCIPAL POSITION       YEAR   SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION(1)
     ---------------------------       ----   ---------   --------   ------------   ---------------
William M. Gibson....................  1998   $305,000    $305,000     127,620          $ 3,796
  President, Chief Executive           1997    290,000     260,000      23,316            2,327
  Officer and Chairman of              1996    275,000      46,500         -0-            2,248
  the Board of Directors
Kenneth S. Thompson..................  1998    196,667     190,000      31,666            2,493
  Executive Vice President,            1997    175,000     175,000      12,718            2,378
  Supply Chain Products Division       1996    150,000      40,000     100,000            2,250
Joseph E. Broderick(2)...............  1998    191,667     185,000      31,190            2,491
  Executive Vice President,            1997    170,000     170,000         -0-           54,610(3)
  Client Sales and Services Division   1996     28,987         -0-     241,200            3,011(3)
Mary Lou Fox.........................  1998    152,500     152,500      23,334            2,432
  Senior Vice President,               1997    140,000     140,000      10,598            2,343
  Consumer Products Marketing
     Division                          1996    125,000      40,000      60,000            2,240
  and Professional Services Division
Keith J. Enstice.....................  1998    162,000     162,000      28,286            2,181
  Senior Vice President,               1997    150,000     150,000      11,022            2,535
  Field Operations Division,           1996    130,000      42,000      40,000            2,290
  Americas

---------------
(1) Except as otherwise indicated in Note 3 to this table, the amounts shown constitute the Company's contributions to the respective accounts of the named individuals under the Company's 1991 Amended and Restated 401(k) Retirement Savings Plan.

(2) Mr. Broderick became an officer of the Company on December 29, 1995.

(3) These amounts constitute housing and relocation expenses paid by the Company in the amount of $3,011 and $53,107 in fiscal years 1996 and 1997, respectively, and a $1,503 contribution by the Company to Mr. Broderick's 401(k) account for fiscal year 1997.

STOCK OPTIONS

     The following table sets forth certain information concerning the grant of options to the Chief Executive Officer and other Named Executives in fiscal year 1998. The Company has not granted any stock appreciation rights ("SARs").

                       OPTION GRANTS IN LAST FISCAL YEAR

                                      PERCENT OF                               POTENTIAL REALIZABLE VALUE AT
                        NUMBER OF       TOTAL                                     ASSUMED ANNUAL RATES OF
                        SECURITIES     OPTIONS                                  STOCK PRICE APPRECIATION FOR
                        UNDERLYING    GRANTED TO    EXERCISE OR                         OPTION TERM
                         OPTIONS     EMPLOYEES IN      BASE       EXPIRATION   ------------------------------
         NAME           GRANTED(#)   FISCAL YEAR    PRICE($/SH)      DATE           5%               10%
         ----           ----------   ------------   -----------   ----------   -------------    -------------
William M. Gibson.....    27,620(1)     1.94%         $19.46       03/28/02     $   86,153       $  249,433
William M. Gibson.....   100,000(2)     7.01%          42.31       07/31/07      2,661,010        6,743,523
Kenneth S. Thompson...    16,666(1)     1.17%          17.69       03/28/07        185,385          469,803
Kenneth S. Thompson...    15,000(2)     1.05%          42.31       07/31/07        399,152        1,011,528
Joseph E. Broderick...    16,190(1)     1.13%          17.69       03/28/07        180,091          456,385
Joseph E. Broderick...    15,000(2)     1.05%          42.31       07/31/07        399,152        1,011,528
Mary Lou Fox..........    13,334(1)      .93%          17.69       03/28/07        148,322          375,876
Mary Lou Fox..........    10,000(2)      .70%          42.31       07/31/07        266,101          674,352
Keith J. Enstice......    14,286(1)     1.00%          17.69       03/28/07        158,911          402,713
Keith J. Enstice......    10,000(2)      .70%          42.31       07/31/07        266,101          674,352
Keith J. Enstice......     4,000(2)      .28%          42.75       09/24/07        107,541          272,530

---------------
(1) Each option was granted pursuant to the Company's Executive Incentive Stock Option Plan and vests at a rate of 25% per annum. The options have an exercise price equal to the fair market value of the Common Stock on the date of grant. Under the terms of this plan, the option price of any option granted to an individual who possesses more than 10% of the total combined voting power of all classes of Common Stock of the Corporation must be at least 110% of the fair market value of the Common Stock on the date of grant, thus Mr. Gibson's option price is $19.46 while the option price is $17.69 for the other Named Executives.

(2) Each option was granted pursuant to the Company's Employee Stock Option Plan on the date indicated and vests at a rate of 25% per annum. The options have an exercise price equal to the fair market value of the Common Stock on the date of grant.


     The following table summarizes the value realized upon exercise of outstanding stock options and the value of the outstanding options held by the Chief Executive Officer and the other Named Executives.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998 AND
                        FISCAL YEAR -- END OPTION VALUES

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                          OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS AT
                                           VALUE             YEAR-END(#)              FISCAL YEAR-END($)(2)
                       SHARES ACQUIRED    REALIZED   ---------------------------   ---------------------------
        NAME           ON EXERCISE(#)      ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----           ---------------    --------   -----------   -------------   -----------   -------------
William M. Gibson....           0        $        0      6,129        145,107      $  202,553     $1,163,522
Kenneth S. Thompson..           0                 0     18,779        145,705         679,971      4,381,162
Joseph E.
  Broderick..........      44,093         1,269,351     76,507        151,790       2,719,993      4,662,443
Mary Lou Fox.........      16,250           468,545    145,900         95,782       5,703,586      2,845,761
Keith J. Enstice.....      30,000         1,315,000    121,160         81,052       4,730,155      2,175,939

---------------
(1) Computed by multiplying the number of shares of Common Stock acquired upon exercise of options by the difference between (i) the per share fair market value of the Common Stock on the date of exercise and (ii) the exercise price per share.

(2) Computed by multiplying the number of options by the difference between (i) the per share market value of the Common Stock on February 28, 1998 and (ii) the exercise price per share.

     The information set forth in the following Report and Performance Graph shall not be deemed incorporated by reference into any existing or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which incorporate by reference this Proxy Statement, except to the extent that the Company specifically incorporates such information by reference.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors is directly responsible for the approval and administration of the compensation program for William M. Gibson, the Company's Chief Executive Officer, President and Chairman of the Board of Directors. The Compensation Committee is also responsible for the grant of options to the Company's employees under the Company's various stock option plans and administers the plans. In fiscal year 1998, the Compensation Committee consisted of three outside directors of the Company, Jack
A. Arnow, William G. Nelson and Thomas A. Skelton.

     Mr. Gibson is responsible for the approval and administration of compensation programs for the other executive officers of the Company, including those named in the Summary Compensation Table, subject to review and approval by the Compensation Committee and the Board of Directors.

  Objectives and Policies

     The objectives of the Company's executive compensation program, as respectively implemented by the Compensation Committee and by Mr. Gibson, are to:

     - Attract and retain highly qualified executives to lead and manage the Company by providing competitive total compensation packages;

     - Reward executives based on the business performance of the Company;

     - Provide executives with incentives designed to maximize the long-term performance of the Company; and

     - Assure that objectives for corporate and individual performance are established and measured.


     For fiscal year 1998, the components of the Company's executive compensation program included annual base salary and short-term incentive bonus plans. In fiscal year 1998, stock options to purchase shares of the Company's Common Stock were awarded as a long-term incentive to executive officers of the Company as follows: William M. Gibson, 127,620 shares; Kenneth S. Thompson, 31,666 shares; Joseph E. Broderick, 31,190 shares; Mary Lou Fox, 23,334 shares; and Keith J. Enstice, 28,286 shares.

  Base Salaries

     Base salaries for executive officers (including the Chief Executive Officer) are determined by evaluating the responsibilities associated with their respective positions and the experience of the officers and by reference to salaries paid in the competitive marketplace to executive officers with comparable ability and experience following review of compensation information available in certain widely-known surveys and databases, including the Culpepper and Associates Survey and the Information Technology Association of America Compensation Survey. Individual salary increases, which are reviewed annually, are based on the Company's financial performance in the prior fiscal year and the attainment of individual objectives during the prior fiscal year. In the case of operating executive officers, other factors considered include the financial results of the officer's business unit as well as non-financial performance measures, such as improvements in productivity, development and introduction of new products, improvement of product quality, relationships with customers and leadership and management development.

     Base salaries are set by Mr. Gibson for the other executive officers. No specific weight of relative importance is assigned to the various factors and compensation information considered. Accordingly, the Company's executive compensation policies and practices may be deemed informal and subjective, although they are based on such factors and detailed investigation.

  Short-Term Incentive Plans

     During fiscal year 1998, the Company maintained a short-term incentive plan for executive officers, the Executive Annual Incentive Plan (the "Executive Plan"). This plan provides for the award of cash bonuses to participants based on fiscal year 1998 performance.

     The Executive Plan is intended to (i) recognize the contribution of members of management toward attainment of the Company's objectives by granting awards based on the contribution of individual employees in meeting the objectives of the individual's specific business unit; (ii) give additional incentive to executives covered by the Executive Plan to increase the profitability of the Company; and (iii) assist in attracting and retaining highly talented executives. Under the Executive Plan, executives may receive awards based on individual performance or on the total Company performance to be determined in accordance with the terms of the Executive Plan. Discretionary awards may also be made under the Executive Plan by the President of the Company in amounts not greater than ten percent (10%) of the base salary of the participant. Responsibility for the administration of the Executive Plan resides with the President of the Company and is subject to the review and approval of the Compensation Committee and the Board of Directors.

     Based on the formulas set forth in the Executive Plan, the executive officers of the Company (including the Chief Executive Officer) received bonuses in an amount equal to their base salaries (determined at the beginning of fiscal year 1998) based on their contributions to the achievement of certain Company earnings objectives specified under the Executive Plan. No discretionary awards were made under the Executive Plan during fiscal year 1998.

  Long-Term Incentive Plans

     The Company historically has provided long-term incentive compensation to attract, motivate and retain executive officers through grants of stock options under the Company's Executive Incentive Stock Option Plan. The Compensation Committee believes that this form of compensation closely aligns the interests of executive officers with those of the Company's shareholders and provides a major incentive in building shareholder value. The Compensation Committee designates the employees who shall be granted options and the amount and terms of the options granted. The number of stock options granted to each individual is based on his or her salary range, position, level of responsibility, and performance during the relevant fiscal year. All grants are made with an exercise price not less than the fair market value of the Common Stock on the date of grant.

  Chief Executive Officer's Compensation and Corporate Performance for Fiscal Year 1998

     In determining the base salary for fiscal year 1998 of Mr. Gibson, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, the Compensation Committee considered the overall performance of the Company, Mr. Gibson's individual performance, his salary level relative to salary ranges for comparable positions in other companies and his length of service to the Company. The Compensation Committee also considered the recommendation of Mr. Gibson as to his proposed compensation. The Compensation Committee's determination was not subject to precise criteria or formulas. Accordingly, the determination may be deemed informal and subjective although based on such detailed considerations.

     In determining Mr. Gibson's base salary for fiscal year 1998 the Compensation Committee noted that the Company's financial results for fiscal year 1997 were exceptionally strong, and the Compensation Committee noted Mr. Gibson's contributions toward achieving those results. The Compensation Committee also discussed the continued leadership role that Mr. Gibson is providing strategically and as a spokesperson for the supply chain segment of the application software industry.

     Based on the above considerations, the Compensation Committee increased Mr. Gibson's annual base salary for fiscal year 1998 by approximately 5%, from $290,000 to $305,000. This increase was reviewed and unanimously ratified by the Board of Directors.

     Under the Executive Plan applicable in fiscal year 1998, the Compensation Committee awarded to Mr. Gibson an incentive cash bonus of $305,000, an amount equal to 100% of his base salary for fiscal year 1998. The Compensation Committee based the award on Mr. Gibson's contributions to the achievement of specific Company earnings objectives targeted under the Executive Plan. This bonus was reviewed and unanimously ratified by the Board of Directors.

                                          Compensation Committee

                                          Jack A. Arnow
                                          William G. Nelson
                                          Thomas A. Skelton

STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total return to shareholders of the Common Stock with the cumulative total return of the Nasdaq Stock Market
(US) Index from the date of the Company's initial public offering (August 13, 1993) to fiscal year end (February 28, 1998). In addition, the graph also compares the Company's performance to that for Nasdaq Computer and Data Processing Stocks. The graph assumes that the value of the investment in the Common Stock and each index was $100 on August 13, 1993 and that all dividends were reinvested. The Company has not paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The performance graph is not necessarily indicative of future performance.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                 PERFORMANCE GRAPH FOR MANUGISTICS GROUP, INC.

[5-YEAR CUMULATIVE PERFORMANCE GRAPH]

AGREEMENTS WITH EMPLOYEES

     All employees of the Company and its subsidiaries, including executive officers, are required to sign a Conditions of Employment Agreement upon joining the Company and its subsidiaries. This agreement restricts the ability of the employee to compete with the Company and its subsidiaries during his or her employment with the Company and for a period of one (1) year thereafter, and contains certain confidentiality and invention assignment provisions.


ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.


     The following table sets forth certain information, as of May 31, 1998, with respect to the beneficial ownership of shares of Common Stock by (i) each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table appearing below under "Executive Compensation"; and (iv) all executive officers and directors as a group. Except as indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock which they respectively own beneficially.

     The address of each person who is an officer or director of the Company is 2115 East Jefferson Street, Rockville, MD 20852.

                                                                NUMBER OF SHARES       PERCENT
            NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIALLY OWNED(1)     CLASS
            ------------------------------------              ---------------------    --------
William M. Gibson(2)........................................         5,358,363           20.6
Kenneth S. Thompson(3)......................................           617,690            2.4
Joseph E. Broderick(4)......................................           107,427              *
Keith J. Enstice(5).........................................           128,987              *
Mary Lou Fox(6).............................................           176,383              *
Jack A. Arnow(7)............................................            98,000              *
J. Michael Cline(8).........................................            20,000              *
Lynn C. Fritz (9)...........................................            35,700              *
Joseph H. Jacovini(10)......................................            72,000              *
William G. Nelson(11).......................................           276,000            1.1
Thomas A. Skelton(12).......................................           638,279            2.5
FMR Corp.(13)...............................................         1,550,000            6.0
Directors and executive officers as a group (13 persons)....         7,560,072           29.1%

---------------
  *  Less than 1% of the outstanding Common Stock.

 (1) Beneficial ownership is based on 26,006,187 outstanding shares of Common Stock as of May 31, 1998. Under applicable rules promulgated under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner of shares of Common Stock if, among other things, he or she directly or indirectly has or shares voting power or investment power with respect to such shares. A person is also considered to beneficially own shares of Common Stock which he or she does not actually own but has the right to acquire presently or within the next sixty (60) days, by exercise of stock options or otherwise.

 (2) Includes 18,863 shares issuable upon exercise of options, 569,550 shares of Common Stock held by his wife, 45,500 shares of Common Stock held by his daughter and 380,000 shares held in a non-profit corporation, with respect to which Mr. Gibson shares voting and dispositive control.

 (3) Includes 30,624 shares issuable upon exercise of options. Excludes 6,408 shares of Common Stock held by Mr. Thompson's wife of which he disclaims beneficial ownership.

 (4) Includes 68,554 shares issuable upon exercise of options, including 600 shares held in a joint account with his mother.

 (5) All shares issuable upon exercise of options.

 (6) Includes 142,383 shares issuable upon exercise of options.

 (7) Includes 30,000 shares issuable upon exercise of options.

 (8) Consists of shares issuable upon exercise of options. Excludes a total of 1,203,648 shares beneficially owned by General Atlantic Partners, LLC ("GAP LLC"), 3 Pickwick Plaza, Greenwich, CT 06830, of which Mr. Cline is a managing member. The shares owned by GAP LLC include 1,036,870 shares of Common Stock held by General Atlantic Partners 26, L.P., of which GAP LLC is the general partner and 166,778 shares of Common Stock held by GAP Coinvestment Partners, L.P. ("GAPCO"). The managing members of GAP LLC are the general partners of GAPCO. J. Michael Cline disclaims beneficial ownership of all such shares of common stock except to the extent of his pecuniary interest therein.

 (9) Includes 35,000 shares issuable upon exercise of options.

(10) Includes 1,336 shares held by his wife, 28,000 shares of Common Stock held of record by Prudential Bank & Trust Co. in a retirement savings plan for Mr. Jacovini and 22,664 shares issuable upon exercise of options.

(11) Includes 78,000 shares issuable upon exercise of options.

(12) Includes 30,000 shares issuable upon exercise of options, 14,617 shares held by his wife 18,033 shares held by his wife as custodian for his children 7,016 shares held in his brother as trustee for his children and 39,146 share held for Mr. Skelton's benefit in an exchange fund.

(13) Includes 1,419,300 shares of Common Stock beneficially owned by Fidelity Management & Research Company, 82 Devonshire Street, Boston, MA 02109, as a result of its serving as investment advisor to various companies registered under Section 8 of the Investment Company Act of 1940 and serving as investment advisor to certain other funds which are generally offered to limited groups of investors; 108,000 shares of Common Stock beneficially owned by Fidelity Management Trust Company, 82 Devonshire Street, Boston, MA 02109, as a result of its serving as trustee or managing agent for various private investment accounts, primarily employee benefit plans, and serving as investment advisor to certain other funds which are generally offered to limited groups of investors; and 22,700 shares of Common Stock beneficially owned by Fidelity International Limited, Pembroke Hall, 42 Crowelane, Hamilton, Bermuda, as a result of its serving as investment advisor to various non-U.S. investment companies.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSCATIONS.


     Joseph H. Jacovini, a director of the Company, is a partner and Chairman of Dilworth Paxson LLP, counsel to the Company, which firm rendered legal services to the Company in fiscal year 1998.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 1998.

MANUGISTICS GROUP, INC.
(Registrant)

By:
   /s/ WILLIAM M. GIBSON
   ---------------------
William M. Gibson
President, Chief Executive Officer
and Chairman of the Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 29, 1998.


/s/ WILLIAM M. GIBSON                                    /s/ PETER Q. REPETTI
----------------------                                   ---------------------
William M. Gibson                                        Peter Q. Repetti
President, Chief Executive Officer and                   Senior Vice President and Chief Financial Officer
Chairman of the Board of Directors                       (Principal financial officer and
(Principal executive officer)                            principal accounting officer)



/s/ JACK A. ARNOW                                        /s/ JOSEPH H. JACOVINI
------------------                                       -----------------------
Jack A. Arnow                                            Joseph H. Jacovini
Director                                                 Director



/s/ J. MICHAEL CLINE                                     /s/ WILLIAM G. NELSON
---------------------                                    ----------------------
J. Michael Cline                                         William G. Nelson
Director                                                 Director


/s/ LYNN C. FRITZ                                        /s/ THOMAS A. SKELTON
---------------------                                    ----------------------
Lynn C. Fritz                                            Thomas A. Skelton
Director                                                 Director
