Form 10-K/A
period 1998-02-28
MANUGISTICS GROUP INC
filed 1998-07-14
CIK 908440

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 2

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


===============================================================================

                                   Part III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



     The last paragraph of Item 10 of Part III of this Annual Report is amended hereby to read in its entirety as set forth below. (As initially filed, it was inadvertently reported that Mr. Enstice, Ms. Fox, Mr. Gibson and Mr. Thompson had or would make late filings of reports of changes in beneficial ownership of the Company's Common Stock.)


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent (10%) of the Common Stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes of ownership of the Common Stock with the Securities and Exchange Commission ("SEC") and the Nasdaq Stock Market. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon a review of the copies of such forms received by the Company or written representations from Reporting Persons, the Company believes that, with respect to fiscal year 1998, all Reporting Persons complied with all applicable filing requirements under Section 16(a), with the following exceptions: Mr. Broderick failed to file two Form 4's (and the requisite Form 5), relating to a total of three transactions; Mr. Fritz failed to file a Form 4 (and the requisite Form 5) with regard to one transaction; and Mr. Skelton failed to file a Form 5 relating to four gifts by himself or his spouse.

ITEM 11. EXECUTIVE COMPENSATION



     Item 11 is amended hereby by the addition of the table set forth below under the caption "Comparison of Five-Year Cumulative Total Returns Performance Graph for Manugistics Group, Inc." immediately after the paragraph which appears under the caption "Stock Performance Graph." For purposes of clarity, such paragraph and table are set forth together below.


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

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                 PERFORMANCE GRAPH FOR MANUGISTICS GROUP, INC.

                                                                                           NASDAQ
                                                                         NASDAQ           COMPUTER
                                                                         STOCK            AND DATA
               MEASUREMENT PERIOD                   MANUGISTICS       MARKET (U.S.       PROCESSING
             (FISCAL YEAR COVERED)                  GROUP, INC.        COMPANIES)          STOCKS
8/13/93                                               100.00            100.00              100.00
2/28/94                                               143.90            110.60              113.40
2/28/95                                               103.70            112.20              136.40
2/29/96                                               146.30            156.30              207.40
2/28/97                                               307.30            186.40              244.00
2/27/98                                               778.00            255.10              365.30

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14, 1998.


MANUGISTICS GROUP, INC.
(Registrant)

By:
   /s/ WILLIAM M. GIBSON
   ---------------------
William M. Gibson
President, Chief Executive Officer
and Chairman of the Board of Directors



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 14, 1998.



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
