Form 10-Q
period 1998-03-31
MANUGISTICS GROUP INC
filed 1998-07-15
CIK 908440

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

            FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,344,044 million shares of common stock, $.002 par value per share, as of July 9, 1998.
================================================================================

                             MANUGISTICS GROUP, INC.

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets -
             May 31, 1998 (unaudited) and February 28, 1998                         3

            Condensed Consolidated Statements of Income -
             Three months ended May 31, 1998 and 1997 (unaudited)                   4

            Condensed Consolidated Statements of Cash Flows -
             Three months ended May 31, 1998 and 1997 (unaudited)                   5

            Notes to Consolidated Financial Statements - May 31, 1998               6

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                              8

PART II     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                               16

Item 5.     Other Information

            Supplemental Condensed Consolidated Financial Information
             (unaudited)                                                            16

            Supplemental Condensed Consolidated Balance Sheets -
             May 31, 1998 and February 28, 1998 (unaudited)                         17

            Supplemental Condensed Consolidated Statements of Income -
             Three months ended May 31, 1998 and 1997 (unaudited)                   18

            Supplemental Condensed Consolidated Statements of Cash Flows -
             Three months ended May 31, 1998 and 1997 (unaudited)                   19

            Supplemental Notes to Condensed Consolidated Financial
             Statements - May 31, 1998                                              20

            Supplemental Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                    23

Item 6.     Exhibits and Reports on Form 8-K                                        31

            SIGNATURES                                                              32


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   May 31,            February 28,
                                                                                     1998                 1998
                                                                                ---------------      ---------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                        $      8,211         $     19,695
   Marketable securities                                                                  57,078               62,246
   Accounts receivable (net of allowance for uncollectible accounts -
      May 31, 1998, $2,722; February 28, 1998, $2,089)                                    45,135               58,217
   Other current assets                                                                    5,872                4,882
                                                                                   --------------       --------------
           Total current assets                                                          116,296              145,040

PROPERTY AND EQUIPMENT  -  NET                                                            24,674               20,909

NONCURRENT ASSETS:
   Software development costs - net                                                       22,553               22,100
   Intangibles - net                                                                      13,466               14,660
   Deferred tax asset                                                                     22,970               17,923
   Other noncurrent assets                                                                 2,365                1,869
                                                                                   --------------       --------------
TOTAL                                                                               $    202,324         $    222,501
                                                                                   ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                 $      5,116         $      8,830
   Accrued compensation                                                                    5,130               12,419
   Other accrued expenses                                                                  7,219               10,152
   Deferred revenue                                                                       18,344               17,974
   Income taxes payable                                                                        -                  655
                                                                                   --------------       --------------
          Total current liabilities                                                       35,809               50,030

LONG-TERM LIABILITIES                                                                        344                  392

STOCKHOLDERS' EQUITY
   Preferred stock                                                                             -                    -
   Common stock, $.002 par value; 100,000,000 shares authorized;
       shares issued, 26,758,697 at May 31, 1998; 26,407,755 at February 28,
       1998; shares outstanding, 26,006,187 at May 31,
       1998; 25,655,245 at February 28, 1998                                                  53                   53
   Additional paid-in capital                                                            173,349              170,813
   Retained (deficit) earnings                                                            (6,559)               1,687
   Translation adjustment                                                                     45                  375
   Unrealized loss on marketable securities                                                    -                 (132)
   Treasury stock - 752,510 shares, at cost                                                 (717)                (717)
                                                                                   --------------       --------------
          Total stockholders' equity                                                     166,171              172,079
                                                                                   --------------       --------------
TOTAL                                                                               $    202,324         $    222,501
                                                                                   ==============       ==============

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)


                                                                 Three months ended
                                                                      May 31,
                                                        ------------------------------------
                                                             1998                  1997
                                                        ---------------       --------------
REVENUES:
    License fees                                              $ 16,738             $ 20,119
    Services                                                    23,096               14,340
                                                        ---------------       --------------
        Total revenues                                          39,834               34,459
                                                        ---------------       --------------

OPERATING EXPENSES:
   Cost of license fees                                          2,825                2,460
   Cost of services                                             11,417                6,571
   Sales and marketing                                          22,812               13,152
   Product development                                          11,380                6,225
   General and administrative                                    5,564                3,054
                                                        ---------------       --------------
        Total operating expenses                                53,998               31,462
                                                        ---------------       --------------

(LOSS) INCOME FROM OPERATIONS                                  (14,164)               2,997

OTHER INCOME - NET                                               1,051                  324
                                                        ---------------       --------------

(LOSS) INCOME BEFORE INCOME TAXES                              (13,113)               3,321

(BENEFIT) PROVISION FOR INCOME TAXES                            (4,867)               1,281
                                                        ---------------       --------------

NET (LOSS) INCOME                                             $ (8,246)             $ 2,040
                                                        ===============       ==============

BASIC (LOSS) INCOME PER SHARE                                 $  (0.32)             $  0.09
                                                        ===============       ==============

SHARES USED IN BASIC SHARE COMPUTATION                          25,920               21,753
                                                        ===============       ==============

DILUTED (LOSS) INCOME PER SHARE                               $  (0.32)             $  0.09
                                                        ===============       ==============

SHARES USED IN DILUTED SHARE COMPUTATION                        25,920               23,297
                                                        ===============       ==============



See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                     Three months ended
                                                                                          May 31,
                                                                               -------------------------------
                                                                                 1998                  1997
                                                                               -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                              $ (8,246)              $ 2,040
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                                  5,126                 2,936
   Deferred tax asset                                                            (5,047)                    -
   Tax benefit from stock options exercised                                           -                   288
   Other                                                                            132                     3
   Changes in assets and liabilities:
     Accounts receivable                                                         13,082                 2,775
     Other current assets                                                          (786)                 (276)
     Other noncurrent assets                                                       (497)                  (36)
     Accounts payable and accrued expenses                                      (13,936)               (1,367)
     Deferred revenue                                                               370                (2,769)
     Income taxes payable                                                          (858)                 (946)
                                                                               ---------              ---------
       Net cash (used in) provided by operating activities                      (10,660)                2,648
                                                                               ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                                                       -                (1,500)
   Purchase of property and equipment                                            (6,270)               (2,986)
   Capitalization of software development costs                                  (2,146)               (1,997)
   Purchase of software licenses for resale                                        (314)                 (120)
   Sale of marketable securities - net                                            5,168                 2,369
                                                                               ---------              ---------
       Net cash used in investing activities                                     (3,562)               (4,234)
                                                                               ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations - net                    (48)                  (31)
  Proceeds from stock options and stock purchases                                 2,536                   511
                                                                               ---------              ---------
      Net cash provided by financing activities                                   2,488                   480
                                                                               ---------              ---------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                          250                    50
                                                                               ---------              ---------

NET DECREASE IN CASH                                                            (11,484)               (1,056)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   19,695                 8,543
                                                                               ---------              ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 8,211               $ 7,487
                                                                               =========              =========


See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 1998

1.      Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the periods presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 1999.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 1998 included in the Annual Report on Form 10-K of Manugistics Group, Inc. ("the Company") for that year.


2.      Net (Loss) Income Per Share

        Basic income per share is computed using the weighted average number of shares of common stock outstanding. Diluted income per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. Potentially dilutive common shares are excluded from the calculation of diluted loss per share for the three months ended May 31, 1998, as they were antidilutive. The following table sets forth the computation of basic and diluted (loss) income per share:





                                                                                Three months ended May 31,
                                                                            1998                           1997
                                                                                      (in thousands,
                                                                                 except per share amounts)
        Weighted average common shares                                       25,920                         21,753
        Dilutive potential common shares                                         -                           1,544
                                                                         -----------                    -----------
        Shares used in diluted share computation                             25,920                         23,297
                                                                         ===========                    ===========

        Net (loss) income                                                   ($8,246)                        $2,040
                                                                         ===========                    ===========
        Basic and diluted (loss) income per share                            ($0.32)                         $0.09
                                                                         ===========                    ===========

3.      Commitments and Contingencies

        The Company has entered into an agreement with a third party under which the Company has guaranteed certain revenue levels to the third party in the aggregate amount of $16,500,000 over several years. In the event that the activities performed by the Company do not meet the minimum amounts, the Company may be obligated to pay the difference. Certain issues have arisen between the Company and the third party relating to the satisfaction of these contingencies. The Company anticipates satisfactory resolution of these issues and believes it will be able to meet the revenue levels. Accordingly the Company does not expect to be obligated to make such payments.

        See Note 6 regarding certain shareholder class action lawsuits.

4.      Supplemental Information of Noncash Investing and Financing Activities

        Cash paid for income taxes amounted to approximately $891,000 and $1,935,000 for the three months ended May 31, 1998 and 1997, respectively.

5.      Comprehensive Income

        The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the quarter ended May 31, 1998. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the consolidated balance sheets, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. On this basis, these nonowner changes resulted in other comprehensive income, including net income, of approximately ($8,218,000) and $2,271,000 in the first quarter of 1998 and 1997, respectively.

6.      Subsequent Events

        In June 1998, the Company acquired TYECIN Systems, Inc. by merger for approximately 333,000 shares of common stock and assumed options which were converted to options to purchase shares totaling approximately 25,000 shares. The Company has accounted for the merger as a pooling of interests. The condensed consolidated financial statements do not give retroactive effect to the merger.

        A number of shareholder class action lawsuits were filed against the Company and certain of its executive officers and directors commencing in June 1998 alleging certain disclosure violations under the federal securities laws. The ultimate outcome of these lawsuits, as with litigation generally, is inherently uncertain and it is possible that one or more of these matters may be resolved adversely to the Company. The adverse resolution of one or more of these lawsuits could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. Management believes that the lawsuits are without merit and the Company and the other defendants intend to vigorously defend against the lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            Manugistics Group, Inc. (the "Company") develops, markets and supports supply chain optimization software products, which enable users to plan their activities around the needs of their various customers, and provides related services. The Company's customer-centric solutions assist companies to organize and fine-tune their production and distribution activities to greatly enhance the movements of products throughout a supply chain. The Company's software assists companies with demand forecasting, acquiring raw materials or components and planning production, distribution and transportation to meet the requirements of different customers, not only within a single enterprise, but also among an enterprise and its trading partners.


RESULTS OF OPERATIONS

REVENUES:

                                                                       Three months ended
                                                            --------------------------------------
                                                               May 31,                  May 31,
                                                                1998        Change       1997
                                                            ----------     --------   ------------
                License fees                                $   16,738      -17%      $   20,119
                      Percentage of total revenues               42.0%                     58.4%
                Services                                    $   23,096       61%      $   14,340
                      Percentage of total revenues               58.0%                     41.6%
                                                            -----------               ------------
                Total revenues                              $   39,834       16%      $   34,459
                      Percentage of total revenues              100.0%                    100.0%


            License fees. The Company's license fees consist of software product license revenues. Licensee fees decreased for the quarter ended May 31, 1998 because the Company experienced difficulties managing the transition of its sales organization from fiscal 1998 to 1999. As previously reported, the Company did not achieve an appropriate balance between longer-term initiatives and short-term sales execution in the quarter, and also did not successfully manage the rapid growth of the sales organization. License fees decreased to approximately 42% of total revenues primarily because of the reduced amount of revenues generated from license fees and the increase in the amount of services revenue during the quarter. Although the percentage of total revenues represented by license fees has varied in the past and is likely to continue to vary, management of the Company anticipates that license fees are likely to represent approximately 50% to 60% of total revenues for fiscal 1999. See "Forward Looking Statements."

            The Company derives a majority of its license fees from direct sales. However, the Company has a strategy of expanding its product distribution through alliances with complementary software vendors, which may lead to additional license fees. This strategy of developing alliances is still in its early stages, and is, therefore, difficult to predict its effectiveness. The number of license fee transactions involving complementary vendors has been relatively small and has fluctuated. See "Forward Looking Statements."

            Services. Revenues from services, which consist of revenues from consulting and maintenance services, increased principally as a result of increased demand for supply chain management consulting and maintenance services from a growing base of customers that have licensed the Company's supply chain management software. Revenues from consulting and other services increased primarily in both North America and Europe because of new and existing clients licensing increased numbers of products and users in recent quarters, which generally leads to implementation and other consulting services. Maintenance revenues have increased following the increase in the installed base of customers that have licensed the Company's software products and entered into annual maintenance contracts. Maintenance revenues tend to track software products sold in prior periods. In the past three fiscal years, approximately 90% to 95% of customers with maintenance contracts have renewed these contracts.

OPERATING EXPENSES:

            General. The Company bases its expense levels on anticipated future revenues. In fiscal 1999, the Company anticipates that it will continue to increase its expenditures inlcuding sales and marketing and product development, as it pursues its strategies of expanding its business into new geographic and vertical markets, expanding its distribution through alliances, and rapidly developing and delivering new product features and functions. Because the Company experienced a decrease in license fee revenues in the first quarter of fiscal 1999, it has undertaken measures that it anticipates will result in a slower rate of growth in operating expenses in the second quarter than in recent quarters.



                                                            Three months ended
                                                 ------------------------------------------
                                                    May 31,                       May 31,
                                                     1998         Change           1997
                                                 -------------  ------------  -------------
          Cost of license fees                   $      2,825       15%       $      2,460
            Percentage of total revenues                 7.1%                         7.1%
          Cost of services                       $     11,417       74%       $      6,571
            Percentage of total revenues                28.7%                        19.1%
          Sales and marketing                    $     22,812       73%       $     13,152
            Percentage of total revenues                57.3%                        38.2%
          Product development                    $     11,380       83%       $      6,225
            Percentage of total revenues                28.6%                        18.1%
          General and administrative             $      5,564       82%       $      3,054
            Percentage of total revenues                14.0%                         8.9%
                                                 -------------                -------------
          Total operating expenses               $     53,998       72%       $     31,462
            Percentage of total revenues               135.6%                        91.3%


            Cost of license fees. Cost of license fees includes 1) amortization of capitalized software development costs, and 2) cost of goods and other, which includes royalty fees associated with third-party software included with Manugistics software that is licensed to customers and includes amortization of goodwill associated with recent acquisitions. The Company amortizes capitalized software development costs over the product's estimated economic life, generally two years (and generally two to five years for purchased capitalized software), commencing when a product is first available for general commercial release.

                                                            May 31,                               May 31,
                                                             1998               Change             1997
                                                        -------------        ------------     -------------
            Amortization of capitalized software        $      1,579              9%          $      1,453
              Percent of license fees                           9.4%                                  7.2%
            Cost of goods and other                     $      1,246             24%          $      1,007
              Percent of license fees                           7.4%                                  5.0%
                                                        -------------                         -------------
            Cost of license fees                        $      2,825             15%          $      2,460

              Percent of license fees                          16.9%                                 12.2%


           The cost of license fees increased because amortization increased following the general commercial release of additional supply chain management software products for which costs had been previously capitalized, and because cost of goods and other increased. The amortization of capitalized software development costs has increased in recent years as the Company has increased its gross product development expenditures for supply chain management software. See "Product Development." Cost of goods and other expenses increased primarily because of amortization of goodwill associated with the acquisition of ProMIRA Software, Inc. in the fourth quarter of fiscal 1998.

            Cost of services. The cost of services increased primarily because the Company added personnel in both North America and Europe to meet anticipated increased demand for its consulting and maintenance services which resulted from the increased demand in recent quarters for the Company's software products. As a percentage of services revenues, the cost of services increased mainly because of expenses associated with new employees, and because of the timing delays between the dates that these employees began work and the dates they first become productive after training.

            Sales and marketing. Sales and marketing expenses increased primarily because the Company added sales and marketing resources in North and South America, Europe and the Asia/Pacific region. In addition, the Company incurred costs to establish new offices or enhance its presence in certain foreign markets, and increased its marketing expenses in connection with these new foreign markets and with its expanded product offerings. As a percentage of total revenues, sales and marketing expenses increased principally because these expenses increased at a more rapid rate than total revenues. As it pursues its strategy of expanding its business into new geographic markets, new industries and expanded distribution channels, the Company is continuing to hire and train additional sales and marketing employees and to make other sales and marketing expenditures. See "Forward Looking Statements."

            Product development. The Company records product development expenses net of capitalized software development costs for products which have reached technological feasibility.

                                                                         Three months ended
                                                           ---------------------------------------------
                                                               May 31,                          May 31,
                                                                1998           Change            1997
                                                           -------------   -------------   -------------
       Gross product development costs                     $     13,526         65%        $      8,222
         Percentage of total revenues                             34.0%                           23.9%
       Less: Capitalized prod. dev. costs                  $      2,146          7%        $      1,997
         Percentage of gross prod. dev. costs                     15.9%                           24.3%
                                                           -------------                   -------------
       Product development expenses                        $     11,380         83%        $      6,225

         Percentage of total revenues                             28.6%                           18.1%


           Gross product development costs increased primarily because the Company employed additional developers of supply chain management software. The Company hired these developers to develop new software products and new versions of existing products, and to incorporate new technologies into the Company's product offerings. As a percentage of total revenues, net product development expenses increased largely because these expenses increased more rapidly than total revenues. The Company plans to continue to make significant product development expenditures in fiscal 1999 as it pursues its strategy of rapidly developing and delivering new products, features, functions and integration to software products of other vendors. See "Forward Looking Statements."

            General and administrative. General and administrative expenses increased primarily because of increased expenses associated with supporting an organization with more employees and a greater geographic scope. As a percentage of total revenues, general and administrative expenses increased because these expenses increased more rapidly than total revenues.

OTHER INCOME:

                                                        May 31,                 May 31,
                                                         1998       Change       1997
                                                    ------------  ----------  ----------
       Other income                                 $    1,051       224%     $     324
         Percentage of total revenues                     2.6%                     .09%

           Other income includes income from short term investments, interest income and expense, foreign currency exchange gains or losses, and other gains or losses. Other income increased primarily due to greater interest income generated from short-term investments following the investment of the net proceeds of the public offering of common stock completed in August 1997.

PROVISION FOR INCOME TAXES:

                                                              Three months ended
                                                   ----------------------------------------
                                                      May 31,                      May 31,
                                                       1998         Change          1997
                                                   ------------   ----------   ------------
   Income tax (benefit) provision                  $   (4,867)         N/M     $    1,281
     Percentage of (loss) income before taxes            37.1%                       38.6%
     Percentage of total revenues                         N/M                        3.7%


           The effective tax rate represented by the Company's benefit for income taxes was approximately 37%. Management of the Company believes that, in fiscal 1999, the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding one-time charges taken in connection with acquisitions or other transactions. This estimate is based on current domestic and foreign tax law and the actual effective tax rate may differ.

NET (LOSS) INCOME AND (LOSS) INCOME PER SHARE:

                                                                           Three months ended
                                                             ---------------------------------------------
                                                                  May 31,                        May 31,
                                                                   1998          Change           1997
                                                             --------------    ----------     ------------
      Net (loss) income                                      $    (8,246)         N/M         $    2,040
        Percentage of total revenues                                  N/M                           5.9%

      Net (loss) income per share -
            basic and diluted                                $     (0.32)         N/M         $     0.09
                                                             ==============                   ============

      Shares used in basic share computation                      25,920                          21,753
                                                             ==============                   ============
      Shares used in diluted share computation                    25,920                          23,297
                                                             ==============                   ============

LIQUIDITY AND CAPITAL RESOURCES


                                                      As of
                                       -------------------------------------
                                        May 31,                 February 28,
                                         1998        Change        1998
                                       ---------   ----------   ------------
    Working capital                    $80,487        -15%        $95,010
    Cash, cash equivalents
       and marketable securities       $65,289        -20%        $81,941


           The Company has historically financed its growth primarily through funds generated from operations and through proceeds from offerings of capital stock. The decrease in working capital at May 31, 1998 from February 28, 1998 resulted principally from decreases in cash, cash equivalents and marketable securities and in accounts payable and accrued expenses, which more than offset the decrease in accounts receivable.

            The Company's operating activities used cash of $10.7 million. Operating cash flows decreased largely because the cash outflows resulting in a net loss before non cash expenses and the reduction in accounts payable and accrued expenses were only partially offset by decreases in accounts receivable. At May 31, 1998, accounts receivable were $45.1 million, compared to $58.2 million at February 28, 1998, primarily as a result of lower revenues generated for the quarter and due to the timing of license fee transactions and collections.

            Investing activities used cash of $3.6 million. Sales of marketable securities provided cash, but the amounts provided were more than offset by cash used for purchases of property and equipment and capitalization of software development costs. Financing activities provided cash of $2.5 million, primarily from the exercise of employee stock options.

            In June 1998, the Company issued approximately 333,000 shares of common stock in connection with the acquisition of TYECIN Systems, Inc. The Company accounted for the acquisition as a pooling of interests. The Company expects to record a non-recurring charge of approximately $3 million in certain expenses related to this transaction, including, among other items, severance, legal and accounting fees during the Company's second fiscal quarter ending in August 1998.

           In March 1997, the Company entered into agreements with Information Resources, Inc. ("IRI" and the "IRI Agreement") relating to the development of a solution that will incorporate IRI's point-of-sale scanner data into the Company's supply chain management software. Under the IRI Agreement, the Company agreed to market IRI's point-of-sale data and received 10-year, exclusive rights among supply chain software vendors in most geographic markets to incorporate these data. The Company and IRI agreed to resell certain of each other's products, and the Company might acquire certain additional assets of IRI (subject to the satisfaction of certain contingencies).

           As part of these agreements, the Company committed that it will generate a minimum of $16.5 million in revenues for IRI from specified products over several years, beginning after the occurrence of certain events. This commitment is subject to the satisfaction of significant contingencies specified in the agreements. Certain issues have arisen between the Company and IRI relating to the satisfaction of these contingencies. The Company currently anticipates satisfactory resolution of these issues and believes that it will be able to produce a sufficient amount of qualifying revenues to satisfy its commitment. However, if the Company is unable to generate the minimum annual revenues, to the extent required under the IRI Agreement, it will be obligated to pay to IRI from its own funds an amount equal to the difference between the qualifying revenues generated and the required minimum, which could result in a material decrease in working capital. See "Forward Looking Statements."

           The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request advances in the aggregate amount of up to $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). The facility contains certain financial covenants that the Company believes are generally typical for a facility of this nature and amount. This facility will expire in September 1998, unless renewed. There were no amounts outstanding under this facility at May 31, 1998.

            The Company investigates potential candidates for acquisition, joint venture opportunities or other relationships from time to time. Depending on certain factors, including the amount, nature, method and timing of the consideration to be paid by the Company, any such acquisitions, transactions or relationships might result in a decrease in working capital.

           A number of lawsuits have been filed alleging certain disclosure violations under the federal securities laws against the Company and certain of its executive officers and directors commencing in June 1998, arising from alleged omissions and misrepresentations by the Company and those individuals regarding the Company's business, operations and financial condition. The ultimate outcome of these lawsuits, as with litigation generally, is inherently uncertain, and it is possible that one or more of these matters may be resolved adversely to the Company. The adverse resolution of one or more of these lawsuits could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. However, management believes that the lawsuits are without merit, and the Company and the other defendants intend to vigorously defend against the lawsuits.

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

           FORWARD LOOKING STATEMENTS

           This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, consulting services and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements in this Quarterly Report or elsewhere. The risks and uncertainties that may affect the business, operating results or financial condition of the Company include those set forth in the Company's Annual Report on Form 10-K for the year ended February 28, 1998 and the Company's preliminary Prospectus dated July 1, 1998, such as the following:

           Revenues for any period depend on the volume, timing and size of license agreements. The Company typically ships software products shortly after license agreements are signed, and, therefore, does not maintain any material contract backlog. The volume of licensing agreements depends in part of the ability of the Company to hire and thereafter to train, integrate and deploy its sales force effectively. The timing of license agreements is difficult to forecast because software sales cycles are affected by the nature of the transactions, including the breadth of the solution to be licensed and the organizational and geographic scope of the licenses. In addition, the timing of license agreements also may be effected by certain external factors such as domestic and international business or economic conditions or competitors' actions. A small variation in the timing of software licensing transactions, particularly near the end of any quarter or year, can cause significant variations in software products license revenues in any period.

            The Company believes that the market for supply chain management software is expanding rapidly. However, if market demand for the Company's products does not continue to grow rapidly, because of such factors as adverse changes in domestic or international business and economic conditions or foreign currency exchange rates, the timely availability and acceptance of the Company's products, technological change or the effect of competitive products and pricing, license fee and services revenue growth, margins, or both could be adversely affected. If competitors make acquisitions of other competitors or establish cooperative relationships among themselves or with third parties to enhance the ability of their products to address the supply chain management needs of prospects and customers, or if certain ERP or other software vendors that have announced plans to develop or incorporate functionality that could compete with the Company's products successfully develop and market such functionality, license fee revenue growth could be adversely affected.

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

PART II     OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities. As previously reported by the Company, the Company, through its direct, wholly-owned subsidiary, TYECIN Acquisition, Inc. ("TYECIN Acquisition"), acquired all of the capital stock of TYECIN Systems, Inc. ("TYECIN"), based in Los Altos California (such transaction being referred to as the "Merger"), pursuant to a certain Agreement and Plan of Merger dated as of June 1, 1998, by and among the Company, TYECIN Acquisition, Randall
A. Hughes and Richard Zuanich (the "Merger Agreement"). The Merger Agreement was privately negotiated among the parties thereto.

In connection with the Merger, which became effective as of June 1, 1998, the Company issued to the 39 holders of TYECIN common stock (the "TYECIN Shareholders") an aggregate of approximately 333,000 shares of the Company's Common Stock (the "Shares"). In addition, the Company assumed the then outstanding options to purchase common stock of TYECIN held by a total of 47 persons, which were converted to options to purchase approximately 24,500 Shares of the Company's Common Stock (the "Options").

The Shares and Options were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. The Merger Agreement and related documents imposed certain restrictions on the resale or other transfer of the Shares necessary for the availability of the Section 4 (2) exemption. No underwriters were involved in connection with the issuance and sale of the Shares under the Merger Agreement. In accordance with the terms of the Merger Agreement, on July 1, 1998, the Company filed a registration statement on Form S-3 under the Securities Act to register the Shares for resale by the former TYECIN Shareholders. The Company also intends to file a registration statement on Form S-8 under the Securities act with respect to the shares of Common Stock issuable upon exercise of the Options.

ITEM 5.  OTHER INFORMATION

SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

On June 1, 1998, the Company acquired TYECIN by merger and accounted for the transaction as a pooling of interests. Accordingly, the following supplemental condensed consolidated financial information gives retroactive effect to the merger and includes the combined operations of the Company and TYECIN for all periods presented. Generally accepted accounting principles proscribe giving effect to a merger or business combination accounted for as a pooling in financial statements that do not include the date of consummation. Although these supplemental condensed consolidated financial statements do not extend through the date of consummation, they will become the Company's historical consolidated condensed financial statements after condensed financial statements including the consummation date are issued.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  May 31,          February 28,
                                                                                    1998               1998
                                                                               -------------      --------------
                                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $  8,588           $ 19,891
   Marketable securities                                                           57,078             62,246
   Accounts receivable (net of allowance for uncollectible accounts -
      May 31, 1998, $2,745; February 28, 1998, $2,099)                             46,292             59,584
   Other current assets                                                             6,221              5,218
                                                                                 --------           --------
           Total current assets                                                   118,179            146,939

PROPERTY AND EQUIPMENT  -  NET                                                     24,906             21,142

NONCURRENT ASSETS:
   Software development costs - net                                                23,847             22,986
   Intangibles - net                                                               13,467             14,660
   Deferred tax asset                                                              22,970             17,593
   Other noncurrent assets                                                          2,091              1,895
                                                                                 --------           --------
TOTAL                                                                            $205,460           $225,215
                                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $  5,254           $  8,918
   Accrued compensation                                                             5,185             12,419
   Other accrued expenses                                                           8,436             10,834
   Deferred revenue                                                                18,951             18,546
   Income taxes payable                                                               -                  240
                                                                                 --------           --------
          Total current liabilities                                                37,826             50,957


LONG-TERM LIABILITIES                                                                 453                512

STOCKHOLDERS' EQUITY

   Preferred stock                                                                    -                  -
   Common stock, $.002 par value; 100,000,000 shares authorized;
       shares issued, 27,091,697 at May 31, 1998; 26,740,755 at February 28,
       1998; shares outstanding, 26,339,187 at May 31,
       1998; 25,988,245 at February 28, 1998                                           53                 53
   Additional paid-in capital                                                     173,630            171,075
   Retained (deficit) earnings                                                     (5,812)             3,102
   Translation adjustment                                                              27                365
   Unrealized loss on marketable securities                                           -                 (132)
   Treasury stock - 752,510 shares, at cost                                          (717)              (717)
                                                                                 --------           --------
          Total stockholders' equity                                              167,181            173,746
                                                                                 --------           --------
TOTAL                                                                            $205,460           $225,215
                                                                                 ========           ========

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
      SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)

                                                                             Three months ended
                                                                                  May 31,
                                                                     ----------------------------------
                                                                          1998                1997
                                                                     ---------------     --------------

REVENUES:
    License fees                                                        $ 17,481             $20,765
    Services                                                              23,642              14,948
                                                                        --------             -------
        Total revenues                                                    41,123              35,713
                                                                        --------             -------

OPERATING EXPENSES:
   Cost of license fees                                                    2,841               2,481
   Cost of services                                                       11,647               6,748
   Sales and marketing                                                    23,298              13,553
   Product development                                                    11,926               6,551
   General and administrative                                              5,836               3,202
                                                                        --------             -------
        Total operating expenses                                          55,548              32,535
                                                                        --------             -------

(LOSS) INCOME FROM OPERATIONS                                            (14,425)              3,178

OTHER INCOME - NET                                                         1,091                 329
                                                                        --------             -------

(LOSS) INCOME BEFORE INCOME TAXES                                        (13,334)              3,507

(BENEFIT) PROVISION FOR INCOME TAXES                                      (4,795)              1,319
                                                                        --------             -------

NET (LOSS) INCOME                                                       $ (8,539)            $ 2,188
                                                                        ========             =======

BASIC (LOSS) INCOME PER SHARE                                           $  (0.33)            $  0.09
                                                                        ========             =======

SHARES USED IN BASIC SHARE COMPUTATION                                    26,253              22,086
                                                                        ========             =======

DILUTED (LOSS) INCOME PER SHARE                                         $  (0.33)            $  0.09
                                                                        ========             =======

SHARES USED IN DILUTED SHARE COMPUTATION                                  26,253              23,630
                                                                        ========             =======


See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
    SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                 Three months ended
                                                                                      May 31,
                                                                            -----------------------------
                                                                              1998                1997
                                                                            ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                           $ (8,539)            $ 2,188
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                               5,168               2,973
   Deferred tax asset                                                         (5,047)                -
   Tax benefit from stock options exercised                                      -                   288
   Other                                                                         132                   3
   Changes in assets and liabilities:
     Accounts receivable                                                      12,407               2,946
     Other current assets                                                       (373)               (264)
     Other noncurrent assets                                                    (497)                (36)
     Accounts payable and accrued expenses                                   (13,970)             (1,242)
     Deferred revenue                                                            463              (2,745)
     Income taxes payable                                                       (858)               (946)
                                                                            --------             -------
       Net cash (used in) provided by operating activities                   (11,114)              3,165
                                                                            --------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                                                  -                (1,500)
   Purchase of property and equipment                                         (6,305)             (3,029)
   Capitalization of software development costs                               (2,359)             (2,246)
   Purchase of software licenses for resale                                     (314)               (120)
   Sale of marketable securities - net                                         5,168               2,369
                                                                            --------             -------
       Net cash used in investing activities                                  (3,810)             (4,526)
                                                                            --------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) on long-term debt and capital lease
     obligations - net                                                           341                 (31)
  Proceeds from stock options and stock purchases                              2,582                 861
                                                                            --------             -------
      Net cash provided by financing activities                                2,923                 830
                                                                            --------             -------

EFFECTS OF EXCHANGE RATES ON CASH  BALANCES                                      251                  40
                                                                            --------             -------

NET DECREASE IN CASH                                                         (11,750)               (491)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                20,338               8,945
                                                                            --------             -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  8,588             $ 8,454
                                                                            ========             =======

See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

       NOTES TO SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  MAY 31, 1998

1.        Basis of Presentation

          The unaudited supplemental consolidated financial statements have been prepared to give retroactive effect to the acquisition of TYECIN Systems, Inc. on March 1, 1998, which has been accounted for as a pooling of interests ("pooling"). Generally accepted accounting principles proscribe giving effect to a merger or business combination accounted for as a pooling in financial statements that do not include the date of consummation. Although, these supplemental consolidated financial statements do not extend through the date of consummation, they will become the Company's historical consolidated financial statements after financial statements including the consummation date are issued. The accompanying unaudited supplemental condensed consolidated financial statements have also been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the periods presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 1999.

          These supplemental condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 1998 included in the Annual Report on Form 10-K of Manugistics Group, Inc. ("the Company") for that year.


2.        Net (Loss) Income Per Share

          Basic income per share is computed using the weighted average number of shares of common stock outstanding. Diluted income per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. Potentially dilutive common shares are excluded from the calculation of diluted loss per share for the three months ended May 31, 1998, as they were antidilutive. The following table sets forth the computation of basic and diluted (loss) income per share:


                                                                     Three months ended May 31,
                                                              1998                               1997
                                                              (in thousands, except per share amounts)
          Weighted average common shares                      26,253                            22,086
          Dilutive potential common shares                        -                              1,544
                                                            ---------                         ---------
          Shares used in diluted share computation            26,253                            23,630
                                                            =========                         =========

          Net (loss) income                                  ($8,539)                           $2,188
                                                            =========                         =========
          Basic and diluted (loss) income per share           ($0.33)                            $0.09
                                                            =========                         =========

3.        Commitments and Contingencies

          The Company has entered into an agreement with a third party under which the Company has guaranteed certain revenue levels to the third party in the aggregate amount of $16,500,000 over several years. In the event that the activities performed by the Company do not meet the minimum amounts, the Company may be obligated to pay the difference. Certain issues have arisen between the Company and the third party relating to the satisfaction of these contingencies. The Company anticipates satisfactory resolution of these issues and believes it will be able to meet the revenue levels. Accordingly the Company does not expect to be obligated to make such payments.

          See Note 6 regarding certain shareholder class action lawsuits.

4.        Supplemental Information of Noncash Investing and Financing
          Activities

          Cash paid for income taxes amounted to approximately $891,000 and $1,935,000 for the three months ended May 31, 1998 and 1997, respectively.

5.        Comprehensive Income

          The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" during the quarter ended May 31, 1998. Comprehensive income includes changes in the balances of items that are reported directly in a separate component of stockholders' equity on the consolidated balance sheets, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. On this basis, these nonowner changes resulted in other comprehensive income, including net income the resulting approximately ($8,522,000) and $2,330,000 in the first quarter of 1998 and 1997, respectively.

6.        Subsequent Events

          In June 1998, the Company acquired TYECIN Systems, Inc. by merger for approximately 333,000 shares of common stock and assumed options which were converted to options to purchase shares totaling approximately 25,000 shares. The Company has accounted for the merger as a pooling of interests. Accordingly, the supplemental condensed consolidated financial statements give retroactive effect to the merger and include the combined operations of the Company and TYECIN for all periods presented. Previously, TYECIN's year end was December 31, 1997. During the two month period January and February 1998, TYECIN recorded revenues of approximately $609,000 and expenses of approximately $859,000 the resulting net loss of approximately $250,000 is directly reflected in retained earnings in the supplemental condensed consolidated financial statements and the effect on the cash balances in the statement of cashflows of conforming year ends was an increase of cash of $447,000.

          A number of shareholder class action lawsuits were filed against the Company and certain of its executive officers and directors commencing in June 1998 alleging certain disclosure violations under the federal securities laws. The ultimate outcome of these lawsuits, as with litigation generally, is inherently uncertain and it is possible that one or more of these matters may be resolved adversely to the Company. The adverse resolution of one or more of these lawsuits could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. Management believes that the lawsuits are without merit and the Company and the other defendants intend to vigorously defend against the lawsuits.

            SUPPLEMENTAL MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Manugistics Group, Inc. (the "Company") develops, markets and supports supply chain optimization software products, which enable users to plan their activities around the needs of their various customers, and provides related services. These customer-centric solutions assist companies to organize and fine-tune their production and distribution activities to greatly enhance the movements of products throughout a supply chain. The Company's software assists companies with demand forecasting, acquiring raw materials or components and planning production, distribution and transportation to meet the requirements of different customers, not only within a single enterprise, but also among an enterprise and its trading partners.

RESULTS OF OPERATIONS

REVENUES:

                                                         Three months ended
                                          -------------------------------------------
                                              May 31,                       May 31,
                                               1998           Change         1997
                                          -------------      --------    ------------
   License fees                             $  17,481          -16%       $  20,765
      Percentage of total revenues               42.5%                         58.1%
   Services                                 $  23,642           58%       $  14,948
      Percentage of total revenues               57.5%                         41.9%
                                          -------------                  ------------
   Total revenues                           $  41,123           15%       $  35,713
      Percentage of total revenues              100.0%                        100.0%

       License fees. The Company's license fees consist of software product license revenues. Licensee fees decreased for the quarter ended May 31, 1998 because the Company experienced difficulties managing the transition of its sales organization from fiscal 1998 to 1999. As previously reported, the Company did not achieve an appropriate balance between longer-term initiatives and short-term sales execution in the quarter, and also did not successfully manage the rapid growth of the sales organization. License fees decreased to approximately 43% of total revenues primarily because of the reduced amount of revenues generated from license fees and the increase in the amount of services revenue during the quarter. Although the percentage of total revenues represented by license fees has varied in the past and is likely to continue to vary, management of the Company anticipates that license fees are likely to represent approximately 50% to 60% of total revenues for fiscal 1999. See "Forward Looking Statements."

       The Company derives a majority of its license fees from direct sales. However, the Company has a strategy of expanding its product distribution through alliances with complementary software vendors, which may lead to additional license fees. This strategy of developing alliances is still in its early stages, and is, therefore, difficult to predict its effectiveness. The number of license fee transactions involving complementary vendors has been relatively small and has fluctuated. See "Forward Looking Statements."

       Services. Revenues from services, which consist of revenues from consulting and maintenance services, increased principally as a result of increased demand for supply chain management consulting and maintenance services from a growing base of customers that have licensed the Company's supply chain management software. Revenues from consulting and other services increased primarily in both North America and Europe because of new and existing clients licensing increased numbers of products and users in recent quarters, which generally leads to implementation and other consulting services. Maintenance revenues have increased following the increase in the installed base of customers that have licensed the Company's software products and entered into annual maintenance contracts. Maintenance revenues tend to track software products sold in prior periods. In the past three fiscal years, approximately 90% to 95% of customers with maintenance contracts have renewed these contracts.

OPERATING EXPENSES:

       General. The Company bases its expense levels on anticipated future revenues. In fiscal 1999, the Company anticipates that it will continue to increase itsexpenditures including sales and marketing and product development, as it pursues its strategies of expanding its business into new geographic and vertical markets, expanding its distribution through alliances, and rapidly developing and delivering new product features and functions. Because the Company experienced a decrease in license fee revenues in the first quarter of fiscal 1999, it has undertaken measures that it anticipates will result in a slower rate of growth in operating expenses in the second quarter than in recent quarters.



                                                    Three months ended
                                     -------------------------------------------
                                         May 31,                       May 31,
                                          1998           Change         1997
                                     --------------     --------    ------------
 Cost of license fees                  $   2,841          15%        $   2,481
   Percentage of total revenues              6.9%                          6.9%
 Cost of services                      $  11,647          73%        $   6,748
   Percentage of total revenues             28.3%                         18.9%
 Sales and marketing                   $  23,298          72%        $  13,553
   Percentage of total revenues             56.7%                         37.9%
 Product development                   $  11,926          82%        $   6,551
   Percentage of total revenues             29.0%                         18.3%
 General and administrative            $   5,836          82%        $   3,202
   Percentage of total revenues             14.2%                          9.0%
                                     --------------                 ------------
 Total operating expenses              $  55,548          71%        $  32,535
   Percentage of total revenues            135.1%                         91.1%

       Cost of license fees. Cost of license fees includes 1) amortization of capitalized software development costs, and 2) cost of goods and other, which includes royalty fees associated with third-party software included with Manugistics software that is licensed to customers and includes amortization of goodwill associated with recent acquisitions. The Company amortizes capitalized software development costs over the product's estimated economic life, generally two years already made (and generally two to five years for purchased capitalized software), commencing when a product is first available for general commercial release.

                                                                   Three months ended
                                                      ---------------------------------------
                                                        May 31,                      May 31,
                                                         1998            Change       1997
                                                      -----------       --------  -----------
    Amortization of capitalized software               $  1,579            9%      $  1,453
      Percent of license fees                               9.0%                        7.0%
    Cost of goods and other                            $  1,262           23%      $  1,028
      Percent of license fees                               7.2%                        5.0%
                                                      -----------                 -----------
    Cost of license fees                               $  2,841           15%      $  2,481
      Percent of license fees                              16.3%                       11.9%

       The cost of license fees increased because amortization increased following the general commercial release of additional supply chain management software products for which costs had been previously capitalized, and because cost of goods and other increased. The amortization of capitalized software development costs has increased in recent years as the Company has increased its gross product development expenditures for supply chain management software. See "Product Development." Cost of goods and other expenses increased primarily because of amortization of goodwill associated with the acquisition of ProMIRA Software, Inc. in the fourth quarter of fiscal 1998.

       Cost of services. The cost of services increased primarily because the Company added personnel in both North America and Europe to meet anticipated increased demand for its consulting and maintenance services which resulted from the increased demand in recent quarters for the Company's software products. As a percentage of services revenues, the cost of services increased mainly because of expenses associated with new employees, and because of the timing delays between the dates that these employees began work and the dates they first become productive after training.

       Sales and marketing. Sales and marketing expenses increased primarily because the Company added sales and marketing resources in North and South America, Europe and the Asia/Pacific region. In addition, the Company incurred costs to establish new offices or enhance its presence in certain foreign markets, and increased its marketing expenses in connection with these new foreign markets and with its expanded product offerings. As a percentage of total revenues, sales and marketing expenses increased principally because these expenses increased at a more rapid rate than total revenues. As it pursues its strategy of expanding its business into new geographic markets, new industries and expanded distribution channels, the Company is continuing to hire and train additional sales and marketing employees and to make other sales and marketing expenditures. See "Forward Looking Statements."

       Product development. The Company records product development expenses net of capitalized software development costs for products which have reached technological feasibility.

                                                                  Three months ended
                                                       ---------------------------------------
                                                         May 31,                     May 31,
                                                          1998         Change         1997
                                                       -----------    --------     -----------
    Gross product development costs                     $ 14,285          62%       $  8,797
      Percentage of total revenues                          34.7%                       24.6%
    Less: Capitalized prod. dev. costs                  $  2,359           5%       $  2,246
      Percentage of gross prod. dev. costs                  16.5%                       25.5%
                                                       -----------                 -----------
    Product development expenses                        $ 11,926          82%       $  6,551
      Percentage of total revenues                          29.0%                       18.3%

       Gross product development costs increased primarily because the Company employed additional developers of supply chain management software. The Company hired these developers to develop new software products and new versions of existing products, and to incorporate new technologies into the Company's product offerings. As a percentage of total revenues, net product development expenses increased largely because these expenses increased more rapidly than total revenues. The Company plans to continue to make significant product development expenditures in fiscal 1999 as it pursues its strategy of rapidly developing and delivering new products, features, functions and integration to software products of other vendors. See "Forward Looking Statements."

       General and administrative. General and administrative expenses increased primarily because of increased expenses associated with supporting an organization with more employees and a greater geographic scope. As a percentage of total revenues, general and administrative expenses increased because these expenses increased more rapidly than total revenues.

OTHER INCOME:

                                                     Three months ended
                                          ------------------------------------
                                             May 31,                   May 31,
                                              1998        Change        1997
                                          -----------   ----------  ----------
     Other income                          $ 1,091         232%      $   329
       Percentage of total revenues            2.7%                      0.9%

       Other income includes income from short term investments, interest income and expense, foreign currency exchange gains or losses, and other gains or losses. Other income increased primarily due to greater interest income generated from short-term investments following the investment of the net proceeds of the public offering of common stock completed in August 1997.

PROVISION FOR INCOME TAXES:


                                                                           Three months ended
                                                                 -------------------------------------
                                                                    May 31,                   May 31,
                                                                     1998          Change      1997
                                                                 ------------     -------- -----------
  Income tax (benefit) provision                                  $  (4,795)        N/M     $  1,319
    Percentage of (loss) income before taxes                           35.9%                    37.6%
    Percentage of total revenues                                         N/M                     3.7%

       The effective tax rate represented by the Company's benefit for income taxes was approximately 37%. Management of the Company believes that, in fiscal 1999, the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding one-time charges taken in connection with acquisitions or other transactions. This estimate is based on current domestic and foreign tax law and the actual effective tax rate may differ.

NET (LOSS) INCOME AND (LOSS) INCOME PER SHARE:

                                                                             Three months ended
                                                                   ---------------------------------------
                                                                      May 31,                     May 31,
                                                                       1998           Change       1997
                                                                   ------------     ----------  ----------
    Net (loss) income                                               $  (8,539)         N/M       $ 2,188
          Percentage of total revenues                                                 N/M           6.1%
    Net (loss) income per share -
       basic and diluted                                            $  (0 .33)         N/M       $   0.09
                                                                   ============                 ==========
    Shares used in basic share computation                             26,253                      22,086
                                                                   ============                 ==========
    Shares used in diluted share computation                           26,253                      23,630
                                                                   ============                 ==========

LIQUIDITY AND CAPITAL RESOURCES

                                                                                   As of
                                                                  -----------------------------------------
                                                                    May 31,                   February 28,
                                                                     1998        Change          1998
                                                                  ----------    --------     --------------
    Working capital                                                 $80,353       -16%          $95,982
    Cash, cash equivalents
         and marketable securities                                  $65,666       -20%          $82,137

       The Company has historically financed its growth primarily through funds generated from operations and through proceeds from offerings of capital stock. The decrease in working capital at May 31, 1998 from February 28, 1998 resulted principally from decreases in cash, cash equivalents and marketable securities and in accounts payable and accrued expenses, which more than offset the decrease in accounts receivable.

       The Company's operating activities used cash of $11.1 million. Operating cash flows decreased largely because the cash outflows resulting in a net loss before non cash expenses and the reduction in accounts payable and accrued expenses were only partially offset by decreases in accounts receivable. At May 31, 1998, accounts receivable were $46.3 million, compared to $59.6 million at February 28, 1998, primarily as a result of lower revenues generated for the quarter and due to the timing of license fee transactions and collections.

       Investing activities used cash of $3.8 million. Sales of marketable securities provided cash, but the amounts provided were more than offset by cash used for purchases of property and equipment and capitalization of software development costs. Financing activities provided cash of $2.9 million, primarily from the exercise of employee stock options.

       In June 1998, the Company issued approximately 333,000 shares of common stock in connection with the acquisition of TYECIN Systems, Inc. The Company accounted for the acquisition as a pooling of interests. The Company expects to record a non-recurring charge of approximately $3 million in certain expenses related to this transaction, including, among other items, severance, legal and accounting fees during the Company's second fiscal quarter ending in August 1998.

       In March 1997, the Company entered into agreements with Information Resources, Inc. ("IRI" and the "IRI Agreement") relating to the development of a solution that will incorporate IRI's point-of-sale scanner data into the Company's supply chain management software. Under the IRI Agreement, the Company agreed to market IRI's point-of-sale data and received 10-year, exclusive rights among supply chain software vendors in most geographic markets to incorporate these data. The Company and IRI agreed to resell certain of each other's products, and the Company might acquire certain additional assets of IRI (subject to the satisfaction of certain contingencies).

       As part of these agreements, the Company committed that it will generate a minimum of $16.5 million in revenues for IRI from specified products over several years, beginning after the occurrence of certain events. This commitment is subject to the satisfaction of significant contingencies specified in the agreements. Certain issues have arisen between the Company and IRI relating to the satisfaction of these contingencies. The Company currently anticipates satisfactory resolution of these issues and believes that it will be able to produce a sufficient amount of qualifying revenues to satisfy its commitment. However, if the Company is unable to generate the minimum annual revenues, to the extent required under the IRI Agreement, it will be obligated to pay to IRI from its own funds an amount equal to the difference between the qualifying revenues generated and the required minimum, which could result in a material decrease in working capital. See "Forward Looking Statements."

       The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request advances in the aggregate amount of up to $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). The facility contains certain financial covenants that the Company believes are generally typical for a facility of this nature and amount. This facility will expire in September 1998, unless renewed. There were no amounts outstanding under this facility at May 31, 1998.

       The Company investigates potential candidates for acquisition, joint venture opportunities or other relationships from time to time. Depending on certain factors, including the amount, nature, method and timing of the consideration to be paid by the Company, any such acquisitions, transactions or relationships might result in a decrease in working capital.

       A number of lawsuits have been filed alleging certain disclosure violations under the federal securities laws against the Company and certain of its executive officers and directors commencing in June 1998, arising from alleged omissions and misrepresentations by the Company and those individuals regarding the Company's business, operations and financial condition. The ultimate outcome of these lawsuits, as with litigation generally, is inherently uncertain, and it is possible that one or more of these matters may be resolved adversely to the Company. The adverse resolution of one or more of these lawsuits could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. However, management believes that the lawsuits are without merit, and the Company and the other defendants intend to vigorously defend against the lawsuits.

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

       FORWARD LOOKING STATEMENTS

       This supplemental "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, consulting services and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements in this Quarterly Report or elsewhere. The risks and uncertainties that may affect the business, operating results or financial condition of the Company include those set forth in the Company's Annual Report on Form 10-K for the year ended February 28, 1998 and the Company's preliminary Prospectus dated July 1, 1998, such as the following:

       Revenues for any period depend on the volume, timing and size of license agreements. The Company typically ships software products shortly after license agreements are signed, and, therefore, does not maintain any material contract backlog. The volume of licensing agreements depends in part of the ability of the Company to hire and thereafter to train, integrate and deploy its sales force effectively. The timing of license agreements is difficult to forecast because software sales cycles are affected by the nature of the transactions, including the breadth of the solution to be licensed and the organizational and geographic scope of the licenses. In addition, the timing of license agreements also may be effected by certain external factors such as domestic and international business or economic conditions or competitors' actions. A small variation in the timing of software licensing transactions, particularly near the end of any quarter or year, can cause significant variations in software products license revenues in any period.

       The Company believes that the market for supply chain management software is expanding rapidly. However, if market demand for the Company's products does not continue to grow rapidly, because of such factors as adverse changes in domestic or international business and economic conditions or foreign currency exchange rates, the timely availability and acceptance of the Company's products, technological change or the effect of competitive products and pricing, license fee and services revenue growth, margins, or both could be adversely affected. If competitors make acquisitions of other competitors or establish cooperative relationships among themselves or with third parties to enhance the ability of their products to address the supply chain management needs of prospects and customers, or if certain ERP or other software vendors that have announced plans to develop or incorporate functionality that could compete with the Company's products successfully develop and market such functionality, license fee revenue growth could be adversely affected.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits

           10.8 Lease Agreement date March 26, 1998 between Manugistics, Inc.and Washingtonian North Associates Limited Partnership (1)

           27.1     Financial Data Schedule

           27.2     Supplemental Financial Data Schedule

           (1) Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

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

                                    MANUGISTICS GROUP, INC.
                                    (Registrant)


Date:  July 15, 1998                By: /s/ William M. Gibson
                                        ---------------------
                                        William M. Gibson
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors


Date:  July 15, 1998                By:/s/ Peter Q. Repetti
                                       --------------------
                                       Peter Q. Repetti
                                       Senior Vice President, Chief Financial
                                       Officer
                                       (Principal Financial Officer and
                                       Principal
                                       Accounting Officer)