Form 10-Q
period 1998-08-31
MANUGISTICS GROUP INC
filed 1998-10-15
CIK 908440

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

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

                          Yes ____X____ No _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,512,568 million shares of common stock, $.002 par value per share, as of October 12, 1998.

================================================================================

                            MANUGISTICS GROUP, INC.

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
            August 31, 1998 (unaudited) and February 28, 1998               3

           Condensed Consolidated Statements of Income -
            Six months ended August 31, 1998 and 1997 (unaudited)           4

           Condensed Consolidated Statements of Cash Flows -
            Six months ended August 31, 1998 and 1997 (unaudited)           5

           Notes to Condensed Consolidated Financial Statements -
            August 31, 1998 (unaudited)                                     6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                       21

Item 4.    Submission of Matters to a Vote of Security Holders.            21

Item 6.    Exhibits and Reports on Form 8-K                                21

           SIGNATURES                                                      22

                        PART  I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                August 31,          February 28,
                                                                                   1998                 1998
                                                                               -------------        ------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $   6,202           $    19,891
   Marketable securities                                                           40,610                62,246
   Accounts receivable (net of allowance for uncollectible accounts -
      August 31, 1998, $3,053; February 28, 1998, $2,099)                          63,542                59,584
   Other current assets                                                             8,175                 5,218
                                                                               -------------        ------------
           Total current assets                                                   118,529               146,939

PROPERTY AND EQUIPMENT  -  NET                                                     26,868                21,142

NONCURRENT ASSETS:
   Software development costs - net                                                22,213                22,986
   Intangibles - net                                                               12,017                14,660
   Deferred tax asset                                                              25,225                17,593
   Other noncurrent assets                                                          2,333                 1,895
                                                                               -------------        ------------
TOTAL                                                                           $ 207,185           $   225,215
                                                                               =============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $   3,835            $    8,918
   Accrued compensation                                                             5,582                12,419
   Other accrued expenses                                                           6,376                11,074
   Deferred revenue                                                                28,815                18,546
                                                                               -------------        ------------
          Total current liabilities                                                44,608                50,957

LONG-TERM LIABILITIES                                                                 630                   512

COMMITMENTS AND CONTINGENCIES (Note 3)                                                  -                     -

STOCKHOLDERS' EQUITY:
   Preferred stock                                                                      -                     -
   Common stock, $.002 par value; 100,000,000 shares authorized;
       shares issued, 27,199,264 at August 31, 1998; 26,740,755 at
       February 28, 1998; shares outstanding, 26,446,754 at August 31,
       1998; 25,988,245 at February 28, 1998                                           54                    53
   Additional paid-in capital                                                     175,484               171,075
   Retained (deficit) earnings                                                    (11,777)                3,102
   Treasury stock - 752,510 shares, at cost                                          (717)                 (717)
Accumulated comprehensive income:
   Translation adjustment                                                          (1,081)                  365
   Unrealized loss on marketable securities                                           (16)                 (132)
                                                                               -------------        ------------
          Total stockholders' equity                                              161,947               173,746
                                                                               -------------        ------------
TOTAL                                                                           $ 207,185            $  225,215
                                                                               =============        ============


              See accompanying notes to the financial statements.

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands, except per share data)


                                              Three months ended              Six months ended
                                                  August 31,                     August 31,
                                          ---------------------------    --------------------------
                                              1998          1997             1998           1997
                                          ------------   ------------    ------------   -----------
REVENUES:
    License fees                          $    25,771     $  21,896       $    43,252   $    42,661
    Services                                   27,169        17,167            50,811        32,115
                                          ------------   ------------    ------------   -----------
        Total revenues                         52,940        39,063            94,063        74,776
                                          ------------   ------------    ------------   -----------

OPERATING EXPENSES:
   Cost of license fees                         3,445         2,638             6,286         5,119
   Cost of services                            12,867         7,526            24,514        14,274
   Sales and marketing                         24,774        14,346            48,072        28,001
   Product development                         13,868         7,221            25,794        13,670
   General and administrative                   5,231         3,321            11,067         6,523
   Acquisition-related expenses                 3,095             -             3,095             -
                                          ------------   ------------    ------------   -----------
        Total operating expenses               63,280        35,052           118,828        67,587
                                          ------------   ------------    ------------   -----------

(LOSS) INCOME FROM OPERATIONS                 (10,340)        4,011           (24,765)        7,189

OTHER INCOME - NET                                640           384             1,731           713
                                          ------------   ------------    ------------   -----------

(LOSS) INCOME BEFORE INCOME TAXES              (9,700)        4,395           (23,034)        7,902

(BENEFIT) PROVISION FOR INCOME TAXES           (3,734)        1,670            (8,530)        2,989
                                          ------------   ------------    ------------   -----------

NET (LOSS) INCOME                         $    (5,966)    $   2,725       $   (14,504)  $     4,913
                                          ============   ============    ============   ===========

BASIC (LOSS) INCOME PER SHARE             $     (0.23)    $    0.12       $     (0.55)  $      0.22
                                          ============   ============    ============   ===========

SHARES USED IN BASIC SHARE COMPUTATION         26,415        22,290            26,167        22,538
                                          ============   ============    ============   ===========

DILUTED (LOSS) INCOME PER SHARE           $     (0.23)   $     0.11       $     (0.55)  $      0.20
                                          ============   ============    ============   ===========

SHARES USED IN DILUTED SHARE COMPUTATION       26,415        25,043            26,167        24,506
                                          ============   ============    ============   ===========

              See accompanying notes to the financial statements.

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                                        Six months ended
                                                                                           August 31,
                                                                                  ----------------------
                                                                                    1998          1997
                                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                 $(14,504)     $  4,913
Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                                                     11,449         6,717
  Deferred taxes                                                                    (8,387)           --
  Write-off of purchased R&D                                                         1,300            --
  Other                                                                                281            --
  Changes in assets and liabilities:
    Accounts receivable                                                             (4,843)       (3,353)
    Other current assets                                                              (895)         (739)
    Other noncurrent assets                                                           (741)         (205)
    Accounts payable and other accrued expenses                                    (17,051)          679
    Deferred revenue                                                                10,326        (3,176)
    Income taxes payable                                                            (1,205)         (600)
                                                                                  --------      --------
      Net cash (used in) provided by operating activities                          (24,270)        4,236
                                                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                                          --        (4,529)
  Purchase of property and equipment                                               (11,230)       (7,553)
  Capitalization of software development costs                                      (5,127)       (4,573)
  Purchase of software licenses for resale                                            (388)         (199)
  Sale (purchase) of marketable securities - net                                    21,636       (50,027)
  Net change in cash due to conforming year ends                                       446            --
                                                                                  --------      --------
    Net cash provided by (used in) investing activities                              5,337       (66,881)
                                                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit                                                       --         6,400
  Payments under line of credit                                                         --        (6,400)
  Payments on long-term debt and capital lease obligations                             518            78
  Proceeds from issuance of common stock                                                --        62,378
  Proceeds from employee stock purchase plan                                         1,352           756
  Proceeds from exercise of stock options                                            3,085         2,264
                                                                                  --------      --------
    Net cash provided by financing activities                                        4,955        65,476
                                                                                  --------      --------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                             289          (179)
                                                                                  --------      --------

NET (DECREASE) INCREASE IN CASH                                                    (13,689)        2,652

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      19,891         8,834
                                                                                  --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  6,202        11,486
                                                                                  ========      ========

              See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                AUGUST 31, 1998


1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Manugistics Group, Inc. ("the Company") have been prepared to give effect to the acquisition of TYECIN Systems, Inc. ("TYECIN") on June 1, 1998, which has been accounted for as a pooling of interests ("pooling"). Prior periods have been restated to give retroactive effect to the pooling. The accompanying unaudited condensed consolidated financial statements have also been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the periods presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 1999.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," effective for fiscal periods beginning after December 15, 1997. The Company's current revenue recognition policies and practices are consistent with SOP 97-2.

     These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 1998 included in the Annual Report on Form 10-K of the Company for that year.

2.   NET (LOSS) INCOME PER SHARE

     Basic (loss) income per share is computed using the weighted average number of shares of common stock outstanding. Diluted (loss) income per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. Common equivalent shares from options were excluded from the calculation of diluted loss per share for the three and six-month periods ended August 31, 1998, as including them would be antidilutive. The following table sets forth the computation of basic and diluted (loss) income per share:

                                        Three months ended Aug. 31,     Six months ended Aug. 31,
                                           1998             1997           1998             1997
                                         -------           -------       --------         -------
                                              (in thousands,                  (in thousands,
                                         except per share amounts)       except per share amounts)
                                         -------------------------       -------------------------
Weighted average common shares            26,415            22,290         26,167           22,538
Dilutive potential common shares            -                2,753           -               1,968
                                         -------           -------       --------          -------
Shares used in diluted share computation  26,415            25,043         26,167           24,506
                                         =======           =======       ========          =======

Net (loss) income                        ($5,966)           $2,725       ($14,504)          $4,913
                                         =======           =======       ========          =======
Basic (loss) income per share             ($0.23)            $0.12         ($0.55)           $0.22
                                         =======           =======       ========          =======
Diluted (loss) income per share           ($0.23)            $0.11         ($0.55)           $0.20
                                         =======           =======       ========          =======

3.   COMMITMENTS AND CONTINGENCIES

     The Company entered into an agreement with a third party under which the Company has guaranteed certain revenue levels to the third party in the aggregate amount of $16,500,000 over several years. In the event that the activities performed by the Company do not meet the minimum amounts, the Company may be obligated to pay the difference. As previously reported, certain issues have arisen between the Company and IRI relating to the satisfaction of these contingencies. The Company is currently attempting to satisfactorily resolve these issues with IRI. However, at this time, there can be no assurances that these issues will be resolved to the satisfaction of the Company. The Company does not believe that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position.

     A number of shareholder class action lawsuits were filed against the Company and a number of its executive officers and directors commencing in June 1998 alleging certain disclosure violations under the federal securities laws. The ultimate outcome of these lawsuits, as with litigation generally, is inherently uncertain, and it is possible that one or more of these matters may be resolved adversely to the Company. The adverse resolution of one or more of these lawsuits could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. Management believes that the lawsuits are without merit, and the Company and the other defendants intend to defend against the lawsuits vigorously.


4.   SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Cash paid for income taxes amounted to approximately $1,028,000 and $3,200,000 for the six months ended August 31, 1998 and 1997, respectively.

5.   COMPREHENSIVE (LOSS) INCOME

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in the Company's financial statements. The adoption of this statement had no impact on the Company's
     results of operations or stockholders' equity.   SFAS No. 130 requires
     unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Total comprehensive (loss) income, net of tax, for the three and six months ended August 31, 1998 and 1997 was:

                                 Three months ended              Six months ended
                             August 31,      August 31,      August 31,      August 31,
                                1998            1997            1998            1997
                            ------------    ------------    -----------     ------------
                                 (in thousands)                   (in thousands)
Net (loss) income           $     (5,966)   $      2,725    $   (14,504)    $      4,913
Other comprehensive (loss)          (691)           (128)          (818)            (105)
                            ------------    ------------    -----------     ------------

Total comprehensive (loss)  $     (6,657)   $      2,597    $   (15,322)    $      4,808
                            ============    ============    ===========     ============

6.   ACQUISITION

     Effective June 1, 1998, the Company acquired TYECIN by merger and accounted for the transaction as a pooling of interests. Accordingly, all financial information included in these financial statements gives retroactive effect to the combination for all periods presented. Under the terms of the merger, the Company issued approximately 333,000 shares of common stock.
     In addition, the Company assumed the outstanding TYECIN common stock options and converted them to options to purchase approximately 25,000 shares of the Company's common stock. The Company also recorded a non-recurring charge of approximately $3.1 million for certain expenses related to this transaction, including, among other items, accounting, legal and severance fees during the second quarter of fiscal 1999.

     Previously, TYECIN's year end was December 31, 1997. Effective March 1, 1998, TYECIN's year end was changed to February 28. During the two month period January and February 1998, TYECIN recorded revenues of approximately $609,000 and expenses of approximately $857,000. The resulting net loss of approximately $248,000 is directly reflected in retained earnings in the condensed consolidated financial statements. The net effect on the cash balances in the statement of cash flows of conforming year ends was an increase in cash of $446,000. The TYECIN net cash flows during the two month period ended February 28, 1998 were approximately $298,000, ($228,000) and $385,000 for operating, investing and financing activities, respectively.

     TYECIN assets for the period ended December 31, 1997 were approximately $2,971,000. The separate results of the combined entities for periods prior to the combination are:

                                                 Manugistics                          TYECIN
Income Statement                            1998            1997            1998             1997
                                        -----------     -----------     ------------     ------------
                                                (in thousands)                  (in thousands)
Revenue:
   Three months ended August 31,              n/a       $    37,865             n/a      $      1,198
   Six months ended August 31,          $    92,420     $    72,324     $      1,643     $      2,452

Earnings:
   Three months ended August 31,              n/a       $      2,637            n/a      $          88
   Six months ended August 31,          $   (11,125)    $      4,677    $     (3,379)    $         236

7.   SUBSEQUENT EVENTS

     In September 1998, the Company announced a restructuring of certain of its business operations. The Company reduced its workforce by about 80 employees, or approximately six percent, as part of an overall expense containment program. The Company expects to record a non-recurring charge of approximately $1 million for the quarter ending November 30, 1998, to cover costs related to the workforce reduction implemented during the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Manugistics Group, Inc. (the "Company") develops, markets and supports supply chain optimization software products and related services, which enable users to plan their activities around the needs of their various customers. The Company's customer-centric solutions assist companies to organize and fine-tune their production and distribution activities to enhance the movements of products throughout a supply chain. The Company's software assists companies with demand forecasting, acquiring raw materials or components and planning production, distribution and transportation to meet the requirements of different customers, not only within a single enterprise, but also among an enterprise and its trading partners.

RESULTS OF OPERATIONS

     Effective as of June 1, 1998, the Company acquired TYECIN by merger and accounted for the transaction as a pooling of interests. Accordingly, all financial information included in this report gives retroactive effect to the combination for all periods presented. Under the terms of the merger, the Company issued approximately 333,000 shares of common stock. In addition, the Company assumed the outstanding TYECIN common stock options and converted them to options to purchase approximately 25,000 shares of the Company's common stock.

REVENUES:

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," superceding SOP 91-1. According to SOP 97-2 (effective for transactions in fiscal periods beginning after December 15, 1997), software license revenues should be recognized when:

 .  a software license agreement has been executed;

 . the software product has been shipped and delivery does not require significant production, modification, or customization of software;

 .  the license fee is fixed or determinable; and

 .  collectibility is deemed probable by management.

The Company believes, based upon management's interpretation of SOP 97-2, that its current revenue recognition policies and practices are consistent with SOP 97-2. For fiscal periods prior to February 28, 1998, the Company recognized software license revenues in accordance with SOP 91-1.

                                                        Three months ended                       Six months ended
                                                ------------------------------------    ----------------------------------
                                                August 31,    Change    August 31,      August 31,    Change    August 31,
                                                   1998                    1997           1998                    1997
                                                ------------  ------    ------------    ------------  ------    ----------
                                                          (in thousands)                          (in thousands)
License fees                                    $     25,771   18%      $     21,896    $     43,252    1%      $   42,661
  Percentage of total revenues                         48.7%                   56.1%           46.0%                 57.1%
Services                                        $     27,169   58%      $     17,167    $     50,811   58%      $   32,115
  Percentage of total revenues                         51.3%                   43.9%           54.0%                 42.9%
                                                ------------            ------------    ------------            ----------
Total revenues                                  $     52,940   36%      $     39,063    $     94,063   26%      $   74,776
  Percentage of total revenues                        100.0%                  100.0%          100.0%                100.0%

     License fees. The Company's license fees consist primarily of software license revenues from direct sales. The Company also earns license fees through indirect channels, primarily through complementary software vendors, distributors, and systems integrators.

     The increase in license fees for the quarter and six months ended August 31, 1998, can be attributed to an increased awareness and market acceptance of supply chain products outside of the U.S.

     While the Company has seen its average software deal size increase, the Company has also experienced lengthening sales cycles which management believes are caused by:

 .  lingering short-term sales force execution issues;

 . deal sizes and complexities increasing as more companies realize the strategic importance of supply chain management,

 . clients and prospects allocating additional resources to Year 2000 compliance issues; and

 .  uncertainties about global economic conditions.

As a result, license fees for the quarter and six months ended August 31, 1998, have decreased as a percentage of total revenues. Although there has been variation in license fees as a percentage of total revenues over the past few quarters, the Company's management anticipates that license fees are likely to represent approximately 40% to 50% of total revenues for fiscal 1999. See "Forward Looking Statements."

     The strategy of developing indirect channels, primarily through complementary software vendors, distributors, and systems integrators is still in its early stages and is, therefore, difficult to predict its effectiveness. The number of license fee transactions involving indirect channels has been relatively small and has fluctuated.

     Services. Services revenues primarily consist of fees from software implementations and the related training and are recognized as the services are performed. Maintenance services are also included and are recognized ratably over the maintenance contract. The software implementation process typically requires three to twelve months to complete, depending on the complexity, scope of the project and client resources available. The increase in services revenues for the quarter and six months ended August 31, 1998, is primarily related to the continuation of customer implementations from the license fee transactions in the fourth quarter of fiscal 1998 and continuing with license fee transactions for the quarter and six months ended August 31,

1998. In addition, the increase in the installed customer base over time has led to increased training and other consulting services revenues.

     Maintenance revenues increased following the increase of customers that have licensed the Company's software products and entered into annual maintenance contracts. Maintenance revenues tend to track software products sold in prior periods. In the past three fiscal years, approximately 97% of customers with maintenance contracts have renewed these contracts.

OPERATING EXPENSES:

     General. In fiscal 1999, the Company has incurred and anticipates that it will continue to incur relatively high levels of expenditures for both sales and marketing and product development as it pursues its strategies of:

 .  expanding its business into new geographic and vertical markets,

 . expanding its distribution through alliances with complementary software vendors, and

 . rapidly developing and delivering new products as well as new features and functions for existing products.

The Company's expense levels are set based on anticipated future revenues. Since revenues were below those anticipated in the quarter ended May 31, 1998, the Company commenced an effort to contain expense growth in the quarter ended August 31, 1998, and intends to continue to do so for the forthcoming quarter.

                                                        Three months ended                      Six months ended
                                                --------------------------------        --------------------------------
                                                August 31,              August 31,      August 31,              August 31,
Operating expenses                                1998       Change       1997            1998       Change        1997
                                                --------     ------     --------        --------     ------     --------
                                                         (in thousands)                           (in thousands)
Cost of license fees                            $  3,445      31%       $  2,638        $  6,286       23%      $  5,119
  Percentage of total revenues                      6.5%                    6.8%            6.7%                    6.8%
Cost of services                                $ 12,867      71%       $  7,526        $ 24,514       72%      $ 14,274
  Percentage of total revenues                     24.3%                   19.3%           26.1%                   19.1%
Sales and marketing                             $ 24,774      73%       $ 14,346        $ 48,072       72%      $ 28,001
  Percentage of total revenues                     46.8%                   36.7%           51.1%                   37.4%
Product development                             $ 13,868      92%       $  7,221        $ 25,794       89%      $ 13,670
  Percentage of total revenues                     26.2%                   18.5%           27.4%                   18.3%
General and administrative                      $  5,231      58%       $  3,321        $ 11,067       70%      $  6,523
  Percentage of total revenues                      9.9%                    8.5%           11.8%                    8.7%
Purchased R&D                                   $   -         N/M       $   -           $   -          N/M      $   -
  Percentage of total revenues                      0.0%                    0.0%            0.0%                    0.0%
Acquisition-related expenses                    $  3,095      N/M       $   -           $  3,095       N/M      $   -
  Percentage of total revenues                      5.8%                    0.0%            3.3%                    0.0%
                                                --------                --------        --------                --------
Total operating expenses                        $ 63,280                $ 35,052        $118,828                $ 67,587
  Percentage of total revenues                    119.5%                   89.8%          126.4%                   90.3%

Cost of license fees. Cost of license fees consists of 1) amortization of capitalized software development costs, and 2) cost of goods and other, which includes royalty fees associated with third-party software included with the Company's licensed software, and amortization of goodwill associated with certain recent acquisitions. The Company amortizes capitalized software development costs over the product's estimated economic life, generally two years (two to five years for purchased capitalized software), upon general commercial release of the software to customers. Goodwill is amortized over five years.

                                                           Three months ended                      Six months ended
                                                   ----------------------------------      -----------------------------------
                                                   August 31,              August 31,      August 31,               August 31,
                                                     1998       Change       1997            1998       Change         1997
                                                   ----------   ------     ----------      ----------   ------      ----------
                                                            (in thousands)                          (in thousands)
Amortization of capitalized software                 $  2,280     29%        $  1,771        $  3,859      20%        $  3,224
  Percentage of license fees                             8.8%                    8.1%            8.9%                     7.6%
Cost of goods and other                              $  1,165     34%        $    867        $  2,427      28%        $  1,895
  Percentage of license fees                             4.5%                    4.0%            5.6%                     4.4%
                                                     --------                --------        --------                 --------
Cost of license fees                                 $  3,445     31%        $  2,638        $  6,286      23%        $  5,119
  Percentage of license fees                            13.3%                   12.1%           14.5%                    12.0%

The increase in cost of license fees for the quarter and six months ended
August 31, 1998, is largely due to additional amortization expense of capitalized software costs following the general commercial release of new supply chain management software products. In addition, amortization of goodwill associated with the acquisition of ProMIRA Software, Inc., in the fourth quarter of fiscal 1998, has also increased the cost of license fees.

     Cost of services. The increase in cost of services for the quarter and six months ended August 31, 1998 primarily resulted from hiring additional consultants, increasing product support and training personnel in both domestic and foreign locations. As a percentage of total revenues, the cost of services increased for the quarter and six months ended August 31, 1998, mainly because of timing delays between the dates new employees began work and the dates they first became productive after training.

     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions, promotional events, and advertising. Sales and marketing expenses increased for the quarter and six months ended August 31, 1998, primarily because the Company added new personnel in both its domestic and foreign locations. The Company also incurred costs to establish new offices and enhance its presence in foreign locations. As a result of the Company's efforts to hire and train quality individuals, broaden its global presence, and promote its products, sales and marketing expenses increased as a percentage of total revenues for the quarter and six months ended August 31, 1998. See "Forward Looking Statements."

     Product development. The Company records product development expenses net of capitalized software development costs for products which have reached technological feasibility in accordance with Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

                                                            Three months ended                        Six months ended
                                                    ------------------------------------      ----------------------------------
                                                    August 31,                August 31,      August 31,              August 31,
                                                      1998       Change         1997            1998        Change       1997
                                                    ----------   ------       ----------      ----------    ------    ----------
                                                               (in thousands)                            (in thousands)
Gross product development costs                       $ 16,636     74%          $  9,548      $   30,921      69%      $  18,243
  Percentage of total revenues                           31.4%                     24.4%           32.9%                   24.4%
Less: Capitalized prod. dev. costs                    $  2,768     19%          $  2,327      $    5,127      12%      $   4,573
  Percentage of gross prod. dev. costs                   16.6%                     24.4%           16.6%                   25.1%
                                                      --------                  --------      ----------               ---------
Product development expenses                          $ 13,868     92%          $  7,221      $   25,794      89%      $  13,670
  Percentage of total revenues                           26.2%                     18.5%           27.4%                   18.3%

     Gross product development costs increased for the quarter and six months ended August 31, 1998, primarily because the Company hired additional developers of supply chain management software. The Company hired these individuals to develop new software products, new versions of existing products, and to incorporate new technologies into the Company's product offerings. As a percentage of total revenues, net product development expenses increased for the quarter and six months ended August 31, 1998, largely because the Company has made and expects to continue to make significant product development expenditures as it pursues its strategy of rapidly developing and delivering new products and new capabilities as well as ongoing efforts to ensure integration with software products of other vendors. See "Forward Looking Statements."

     General and administrative. General and administrative expenses consist primarily of personnel, infrastructure expenses, and the fees and expenses associated with legal, accounting, and other services. As a percentage of total revenues, general and administrative expenses increased for the quarter and six months ended August 31, 1998, because their growth outpaced revenue growth.

     Acquisition-related expenses. As stated above, the Company acquired TYECIN in June 1998. The Company accounted for the acquisition as a pooling of interests and recorded a non-recurring charge of approximately $3.1 million for certain expenses related to this transaction, including, among other items, accounting, legal and severance fees during the second quarter of fiscal 1999.

OTHER INCOME:

                                                            Three months ended                        Six months ended
                                                    ------------------------------------      ----------------------------------
                                                    August 31,                August 31,      August 31,              August 31,
                                                      1998       Change         1997            1998        Change       1997
                                                    ----------   ------       ----------      ----------    ------    ----------
                                                               (in thousands)                            (in thousands)
Other income                                        $      640     67%        $      384      $    1,731     143%     $      713
  Percentage of total revenues                            1.2%                      1.0%            1.8%                    1.0%

     Other income includes income from short term investments, interest income and expense, foreign currency exchange gains or losses, and other gains or losses. Other income increased primarily due to greater interest income generated from short-term investments following the investment of the net proceeds of the public offering of the Company's common stock completed in August 1997.

PROVISION FOR INCOME TAXES:

                                                            Three months ended                        Six months ended
                                                    ------------------------------------      ----------------------------------
                                                    August 31,                August 31,      August 31,              August 31,
                                                      1998       Change         1997            1998        Change       1997
                                                    ----------   ------       ----------      ----------    ------    ----------
                                                              (in thousands)                            (in thousands)
Income taxes                                        $   (3,734)    NM         $    1,670      $   (8,530)      NM     $    2,989
  Percentage of income before taxes                      38.5%                     38.0%           37.0%                   37.8%
  Percentage of total revenues                            NM                        4.3%            NM                      4.0%

     The effective tax rate represented by the Company's benefit for income taxes for the second quarter was approximately 38.5%. Management of the Company believes that, in fiscal 1999, the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding one-time charges taken in connection with acquisitions or other transactions. This estimate is based on current domestic and foreign tax law, which may change, and the actual effective tax rate may differ.

NET (LOSS) INCOME AND (LOSS) INCOME PER SHARE:

                                                            Three months ended                        Six months ended
                                                    ------------------------------------      ----------------------------------
                                                    August 31,                August 31,      August 31,              August 31,
                                                      1998       Change         1997            1998        Change       1997
                                                    ----------   ------       ----------      ----------    ------    ----------
                                                  (in thousands except per share amounts)   (in thousands except per share amounts)
Net (loss) income                                   $   (5,966)    NM         $    2,725      $  (14,504)     NM      $    4,913
  Percentage of total revenues                            NM                        7.0%            NM                      6.6%
                                                    ==========                ==========      ==========              ==========
Net (loss) income per share - basic                     ($0.23)    NM              $0.12          ($0.55)     NM           $0.22
                                                    ==========                ==========      ==========              ==========
Net (loss) income per share - diluted                   ($0.23)    NM              $0.11          ($0.55)     NM           $0.20
                                                    ==========                ==========      ==========              ==========
Shares used in basic share computation                  26,415                    22,990          26,167                  22,538
                                                    ==========                ==========      ==========              ==========
Shares used in diluted share computation                26,415                    25,043          26,167                  24,506
                                                    ==========                ==========      ==========              ==========

     Net (loss) income is derived by taking total revenues less total operating expenses, determining the effect of other income-net, taking the resulting
(loss) income before taxes and subtracting the income tax provision. The pro forma net income for the quarter and six months ended August 31, 1998, excluding the impact of a non-recurring charge of $3.1 million for certain acquisition-related expenses in connection with the business combination involving TYECIN, would have been ($4.1) million and ($12.7) million, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

                                             As of (in thousands)
                                        -----------------------------
                                         August 31,      February 28,
                                            1998            1997
                                        -----------     -------------
 Working Capital                        $    73,921     $    95,982
 Cash, cash equivalents,
   and marketable securities            $    46,812     $    82,137

     The Company has historically financed its growth primarily through funds generated from operations, through proceeds from offerings of capital stock, and to a lesser extent, short-term borrowings under a revolving credit facility. The decrease in working capital at August 31, 1998 from February 28, 1998 resulted principally from decreases in cash, cash equivalents and marketable securities. In addition, the increase in accounts receivable and decreases in accounts payable and accrued expenses exceeded the increase in deferred revenue.

     The Company's operating activities used cash of $24.3 million for the six months ended August 31, 1998. Operating cash flows decreased largely because of the net loss before non-cash expenses. Additionally, the decreases in accounts payable and accrued expenses and increases in deferred taxes exceeded the increase in depreciation and amortization and deferred revenues.

     Investing activities provided cash of $5.3 million for the six months ended August 31, 1998. The purchases of property and equipment and capitalization of software development costs were more than offset by the sales of marketable securities. Financing activities provided cash of $5.0 million for the six months ended August 31, 1998, primarily from the exercise of employee stock options and purchases of the Company's common stock under the Company's Employee Stock Purchase Plan.

     The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request cash advances, letters of credit or both in the aggregate amount of up to $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). The facility contains certain financial covenants that the Company believes are generally typical for a facility of this nature and amount. This facility will expire in September 1999, unless renewed. There were no amounts outstanding under this facility at August 31, 1998.

     Restructuring. In September 1998, the Company announced a restructuring of certain of its business operations. The Company reduced its workforce by about 80 employees, or approximately six percent, as part of an overall expense containment program. The Company expects to report a non-recurring charge of approximately $1 million for the quarter ending November 30, 1998, to cover costs related to the workforce reduction implemented during the quarter.

     Commitments and Contingencies. In March 1997, the Company entered into agreements with Information Resources, Inc. ("IRI" and the "IRI Agreement") relating to the development of a solution that will incorporate IRI's point-of-sale scanner data into the Company's supply chain management software. Under the IRI Agreement, the Company agreed to market IRI's point-of-sale data and received 10-year, exclusive rights among supply chain software vendors in most geographic markets to incorporate these data. The Company and IRI also agreed to resell certain of each other's products, and the Company might acquire certain additional assets of IRI (subject to the satisfaction of certain contingencies).

     As part of these agreements, the Company committed that it will generate a minimum of $16.5 million in revenues for IRI from specified products over several years, beginning after the occurrence of certain events. This commitment is subject to the satisfaction of significant contingencies specified in the agreements. As previously reported, certain issues have arisen between the Company and IRI relating to the satisfaction of these contingencies. The Company is currently attempting to satisfactorily resolve these issues with IRI. However, at this time, there can be no assurances that these issues will be resolved to the satisfaction of the Company. If the Company is unable to generate the minimum annual revenues, to the extent required under the IRI Agreement, it will be obligated to pay to IRI from its own funds an amount equal to the difference between the qualifying revenues generated and the required minimum, which could result in a material decrease in working capital. See "Forward Looking Statements."

     Litigation. A number of shareholder class action lawsuits were filed against the Company and a number of its executive officers and directors commencing in June 1998 alleging certain disclosure violations under the federal securities laws. The ultimate outcome of these lawsuits, as with litigation generally, is inherently uncertain, and it is possible that one or more of these matters may be resolved adversely to the Company. The adverse resolution of one or more of these lawsuits could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. Management believes that the lawsuits are without merit, and the Company and the other defendants intend to defend against the lawsuits vigorously.

     General. The Company investigates potential candidates for acquisition, joint venture opportunities or other relationships from time to time. Depending on certain factors, including the amount, nature, method and timing of the consideration to be paid by the Company, any such acquisitions, transactions or relationships might result in a decrease in working capital.

     The Company believes that existing cash balances, marketable securities, funds generated from operations and amounts available under the revolving credit facility will be sufficient to meet its anticipated liquidity and working capital requirements for the next 12 to 18 months. If the Company decides to expand its operations more rapidly, to broaden or enhance its products more rapidly, to acquire businesses or technologies, to make other significant expenditures to respond to market opportunities or competitive pressures or is unable to significantly improve its operating performance, then the Company may need additional funds at an earlier time.

YEAR 2000 COMPLIANCE

     General. Many older computer systems, software products and embedded chips that are in use today were programmed to accept two digit entries in the date code field (e.g., "98" for "1998"). These systems, software and embedded chips need to be modified or upgraded to distinguish twenty-first century dates (e.g., "2002") from twentieth century dates (e.g., "1902"), in order to avoid the possibility of erroneous results or systems failures.

     The Company has established a vigorous, comprehensive effort under executive leadership which continues to evaluate and update its formal program to address any potential Year 2000 compliance issues relating to its 1) internal operating systems, 2) vendors, facilities and other third parties and 3) software products that it licenses to customers. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 compliance program to be completed on a timely basis. While the Company believes that it has tested and modified the products it currently actively markets, the Company does not intend to test or modify all prior versions of its software products or certain software products that the Company plans to replace with either new software products or Year 2000 compliant releases by the end of 1999.

     Corporate Infrastructure State of Readiness. The Company believes that its identification of Year 2000 compliance issues is complete. The Company also believes that it has completed its assessment of Year 2000 issues with respect to the software products which it licenses to customers and the Company's internal operating systems. The Company has determined the systems that are not affected and determined which systems need replacement or modification. The Company believes that all identified systems that are at risk will be fixed, i.e., made Year 2000 compliant, or replaced before their potential "failure date." The Company expects that its business critical systems that have date sensitivity will be completely fixed, tested and in place before fiscal year 2000. The Company believes that it has communicated with all its vendors, suppliers, landlords and other third parties regarding Year 2000 compliance of embedded processors in the Company's computers and facilities, software and other information technology, and other products and services which the Company obtains from such third parties. The Company anticipates that embedded processors in computers, which are not yet compliant, will be made compliant before the end of the century. Most of the Company's landlords have provided guarantees of compliance or descriptions of the work they are doing to achieve compliance with their facilities and operations. Although the Company has completed its assessment of the Year 2000 compliance issues with respect to many of the products, facilities and services which it obtains from third parties, the Company continues to assess Year 2000 issues relating to such products, facilities and services.

     The Company intends to test all business critical systems, whether warranted compliant by the manufacturer or remediated to address Year 2000 issues. The testing environment has been established and test development is ongoing. Test execution is expected to begin at the end of October 1998 and be finished, for business critical systems, by the end of February 1999. Contingency plans for the various business areas of the Company will be developed in the first part of calendar year 1999. In addition, the Company has recently engaged Information Technology Association of America ("ITAA") to certify the Company's software development processes as part of the Company's comprehensive effort to address the Year 2000 problem.

     Costs. The Company has expensed approximately $300,000 as of August 31, 1998 in its Year 2000 compliance program. Approximately twenty percent (20%) of the costs were for identification and assessment of the Year 2000 issue, approximately fifty percent (50%) of the costs were for modification and replacement, and thirty percent (30%) were for testing. The Company currently estimates that it will cost an additional $1 million, budgeted under its Information Technology and Engineering divisions, prior to January 1, 2000, to modify its in-house information systems, other systems and internally developed software products affected by the Year 2000 issue; the portion of this amount attributable to fiscal 1999 constitutes approximately eight percent (8%) of the information technology budget for fiscal 1999. The Company estimates that of the remaining costs, forty percent (40%) will be for modification and replacement and sixty percent (60%) will be for testing. See "Forward Looking Statements" below.

    Risks. Software products as complex as those offered by the Company might contain undetected errors or failures when first introduced or when new versions are released, including products intended to be Year 2000 compliant. While the Company believes that it has assessed, corrected and tested its products to address the Year 2000 issue, there can be no assurances that the Company's software products contain or will contain all necessary date code changes or that errors will not be found in new products or product enhancements after commercial release, resulting in loss of or delay in market acceptance. In addition, the Company might experience difficulties that could delay or prevent the continued successful development and release of products that are Year 2000 compliant or that meet the Year 2000 requirements of customers. If the Company is unable or is delayed in its efforts to make the necessary date code changes, there could be a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

    There can be no assurances that the systems of other parties upon which the Company relies will be made Year 2000 compliant on a timely basis. The Company utilizes third party vendor equipment, telecommunications products, and software products. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products. The Company has been communicating with such third parties about their plans and progress in addressing the Year 2000 problem; however, such third parties' Year 2000 compliance efforts are not within the control of the Company. The failure of any critical technology components to operate properly may have a material impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

    The most substantial operational risks continue to be those that are beyond the Company's control, including the progress of government agencies at all levels and compliance efforts of utility companies. It is possible that interruptions in vital services in late calendar year 1999 and early calendar year 2000 will interfere with normal business operations. Such failures could materially and adversely effect the Company's results of operations.

    Many companies might need to modify or upgrade their information systems to address this Year 2000 issue. The effects of this issue and of the efforts by companies to address it are unclear. The Company believes that Year 2000 issues might affect the purchasing patterns of customers and prospective customers. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures might result in reduced funds available to purchase software products and services such as those offered by the Company. Additionally, Year 2000 problems inherent in a customer's other software programs might significantly limit that customer's ability to realize the intended benefits to be derived from the Company's supply chain management software. Due to the general uncertainty inherent in the Year 2000 problem resulting, in part from, the possible risks described above, the Company is unable at this time to determine whether the consequences of the Year 2000 failures will have a material impact on the Company's operating results, financial conditions and cash flows.

    Forward-looking statements contained in this Year 2000 Compliance should be read in conjunction with the Company's disclosure under the heading of Forward Looking Statements for the purposes of the Safe Harbor provisions of the Private Securities Litigation Act of 1995.

FORWARD LOOKING STATEMENTS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, consulting services and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements in this Quarterly Report or elsewhere. The risks and uncertainties that may affect the business, operating results or financial condition of the Company include those set forth in the Company's Annual Report on Form 10-K for the year ended February 28, 1998, the Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, the Current Report on Form 8-K dated June 9, 1998 and the Company's Prospectus dated August 7, 1998.

     Revenues for any period depend on the number, size and timing of license agreements. The Company typically ships software products shortly after license agreements are signed, and, therefore, does not maintain any material contract backlog. The number, size and timing of license agreements depends in part on the ability of the Company to hire and thereafter to train, integrate and deploy its sales force effectively. The size and timing of license agreements is difficult to forecast because software sales cycles are affected by the nature of the transactions, including the breadth of the solution to be licensed and the organizational and geographic scope of the licenses. In addition, the number, size and timing of license agreements also may be affected by certain external factors such as general domestic and international business or economic conditions or competitors' actions. A small variation in the timing of software licensing transactions, particularly near the end of any quarter or year, can cause significant variations in software product license revenues in any period.

     The Company believes that the market for supply chain management software is expanding. However, if market demand for the Company's products does not grow as rapidly as the Company expects, because of such factors as adverse changes in domestic or international business and economic conditions or foreign currency exchange rates, the timely availability and acceptance of the Company's products, technological change or the effect of competitive products and pricing, revenue growth, margins, or both could be adversely affected. If competitors make acquisitions of other competitors or establish cooperative relationships among themselves or with third parties to enhance the ability of their products to address the supply chain management needs of prospects and customers, or if ERP or other software vendors that have announced plans to develop or incorporate functionality that could compete with the Company's products successfully develop and market such functionality, revenue growth could be adversely affected.

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

     Statements regarding the Company's or Management's beliefs or estimates as to the adequacy and effectiveness of the Company's Year 2000 efforts when the various phases or components of its Year 2000 efforts will be completed, and the costs of such efforts, are based upon management's best estimates, which were derived using certain assumptions, including the continued availability of resources, adequacy and timeliness of third party modification or replacement plans and other factors. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by suppliers and other third parties, the ability to implement interfaces between the new systems and the systems not being replaced and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem resulting from the possible risks described in "Management's Discussion and Analysis - Year 2000 Compliance" above, there can be no assurance that the Company will be able to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business or expose it to third party liability.

PART II  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sale of Unregistered Securities. As previously reported by the Company, the Company acquired TYECIN, pursuant to a certain Agreement and Plan of Merger dated as of June 1, 1998, by and among the Company, TYECIN, and certain other persons (the "Merger Agreement"). The Merger Agreement was privately negotiated among the parties thereto. In connections with the Merger, which became effective as of June 1, 1998, the Company issued to the 39 holders of TYECIN common stock (the "TYECIN Shareholders") an aggregate of approximately 333,000 shares of the Company's Common Stock (the "Shares"). In addition, the Company assumed the then outstanding options to purchase common stock of TYECIN held by a total of 47 persons, which were converted to options to purchase approximately 24,500 Shares of the Company's Common Stock (the "Options").

     The Shares and Options were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. The Merger Agreement and related documents imposed certain restrictions on the resale or other transfer of the Shares necessary for the availability of the Section 4 (2) exemption. No underwriters were involved in connection with the issuance and sale of the Shares under the Merger Agreement. In accordance with the terms of the Merger Agreement, on July 1, 1998, the Company filed a registration statement on Form S-3 under the Securities Act to register the Shares for resale by the former TYECIN shareholders; the registration statement was declared effective in August 1998. The Company also filed a registration statement on Form S-8 under the Securities Act with respect to the shares of Common Stock issuable upon exercise of the Options.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     On July 24, 1998, the Company held its 1998 Annual Meeting of Shareholders (the "Annual Meeting"). At the meeting, the shareholders elected as Class III directors William M. Gibson (with 20,884,069 affirmative votes and 46,795 votes withheld), and William G. Nelson (with 20,882,864 affirmative votes and 48,000 votes withheld).

     In addition to the election of the Class III directors at the Annual Meeting, the shareholders approved an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized to be issued by 500,000 shares (with 17,724,715 affirmative votes, 58,971 against, 64,403 abstentions, and 3,082,775 non-votes).

     The shareholders also approved a proposal to adopt the 1998 Stock Option Plan (with 12,788,526 affirmative votes, 4,978,752 against, 80,811 abstentions, and 3,082,775 non-votes).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     *2 Agreement and Plan of Merger dated June 1, 1998, by and among Manugistics Group, Inc., TYECIN Acquisition, Inc., TYECIN Systems, Inc. and certain other persons.

     27  Financial Data Schedule

-----------------
      * Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated July 15, 1998.

(b)  Reports on Form 8-K

1. On June 1, 1998, the Company filed a Current Report on Form 8-K following its issuance of a press release on June 1, 1998 announcing that it had entered into a definitive agreement to acquire Los Altos, California-based TYECIN Systems, Inc.

2. On June 2, 1998, the Company filed a Current Report on Form 8-K following its issuance of a press release on June 2, 1998 announcing that it had completed the acquisition of Los Altos, California-based TYECIN Systems, Inc.

3. On June 9, 1998, the Company filed a Current Report on Form 8-K following its issuance of a press release on June 9, 1998 announcing its earnings figures for its first fiscal quarter.

4. On June 18, 1998, the Company filed a Current Report on Form 8-K following its issuance of a press release on June 18, 1998 announcing it had recently learned that lawsuits were filed against the Company in the United States District Court for the District of Minnesota and the District of Maryland, Southern Division. Each of the complaints alleges certain disclosure violations under the federal securities laws against the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer.

5. On July 15, 1998, the Company filed a Current Report on Form 8-K stating that effective June 1, 1998, the Company had acquired TYECIN Systems, Inc. by merger and accounted for the transaction as a pooling of interests.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MANUGISTICS GROUP, INC.
                                        (Registrant)


Date:  October 15, 1998        By: /s/ William M. Gibson
                                  ----------------------------------------------
                                  William M. Gibson
                                  President, Chief Executive Officer and
                                  Chairman of the Board of Directors


Date:  October 15, 1998        By: /s/ Peter Q. Repetti
                                  ----------------------------------------------
                                  Peter Q. Repetti
                                  Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)