Form 10-Q
period 1998-11-30
MANUGISTICS GROUP INC
filed 1999-01-13
CIK 908440

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

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

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

                        Yes   X     No ______
                           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,566,419 million shares of common stock, $.002 par value per share, as of January 8, 1999.

================================================================================

                                 MANUGISTICS GROUP, INC.

                                 TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
          November 30, 1998 (unaudited) and February 28, 1998              3

         Condensed Consolidated Statements of Income -
          Three and nine months ended November 30, 1998 and 1997
          (unaudited)                                                      4

         Condensed Consolidated Statements of Cash Flows -
          Nine months ended November 30, 1998 and 1997 (unaudited)         5

         Notes to Condensed Consolidated Financial Statements -
          November 30, 1998 (unaudited)                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                28

Item 5.  Other Information                                                28

Item 6.  Exhibits and Reports on Form 8-K                                 28

         SIGNATURES                                                       29

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                            November 30,               February 28,
                                                                                                1998                       1998
                                                                                            ------------               ------------
                                                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                    $  5,655                   $ 19,891
   Marketable securities                                                                          28,310                     62,246
   Accounts receivable (net of allowance for uncollectible accounts -
      November 30, 1998, $4,784; February 28, 1998, $2,099)                                       56,615                     59,584
   Current deferred tax asset                                                                      4,919                      1,693
   Other current assets                                                                            8,011                      3,525
                                                                                            ------------               ------------
           Total current assets                                                                  103,510                    146,939

PROPERTY AND EQUIPMENT  -  NET                                                                    26,388                     21,142

NONCURRENT ASSETS:
   Software development costs - net                                                               23,190                     22,986
   Intangibles - net                                                                              11,280                     14,660
   Deferred tax asset                                                                             28,009                     17,593
   Other noncurrent assets                                                                         2,437                      1,895
                                                                                            ------------               ------------
TOTAL                                                                                           $194,814                   $225,215
                                                                                            ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                             $  4,631                   $  8,918
   Accrued compensation                                                                            6,554                     12,419
   Other accrued expenses                                                                          7,612                     11,074
   Deferred revenue                                                                               21,178                     18,546
                                                                                            ------------               ------------
          Total current liabilities                                                               39,975                     50,957

LONG-TERM LIABILITIES                                                                                387                        512

COMMITMENTS AND CONTINGENCIES (Note 3)                                                                 -                          -

STOCKHOLDERS' EQUITY:
   Preferred stock                                                                                     -                          -
   Common stock, $.002 par value; 100,000,000 shares authorized;
       shares issued, 27,283,366 at November 30, 1998; 26,740,755 at
       February 28, 1998; shares outstanding, 26,530,856 at November 30,
       1998; 25,988,245 at February 28, 1998                                                          54                         53
   Additional paid-in capital                                                                    178,045                    171,075
   Retained (deficit) earnings                                                                   (22,184)                     3,102
   Treasury stock - 752,510 shares, at cost                                                         (717)                      (717)
Accumulated comprehensive income:
   Translation adjustment                                                                           (742)                       365
   Unrealized loss on marketable securities                                                           (4)                      (132)
                                                                                            ------------               ------------
          Total stockholders' equity                                                             154,452                    173,746
                                                                                            ------------               ------------
TOTAL                                                                                           $194,814                   $225,215
                                                                                            ============               ============

              See accompanying notes to the financial statements.

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands, except per share data)

                                                                 Three months ended                 Nine months ended
                                                                     November 30,                       November 30,
                                                            ------------------------------      --------------------------
                                                                 1998            1997              1998           1997
                                                            ---------------   ------------      ------------   -----------
REVENUES:
   License fees                                             $        15,365   $     23,014      $     58,617   $    65,675
   Services                                                          27,679         19,145            78,490        51,260
                                                            ---------------   ------------      ------------   -----------
        Total revenues                                               43,044         42,159           137,107       116,935
                                                            ---------------   ------------      ------------   -----------

OPERATING EXPENSES:
   Cost of license fees                                               3,349          2,652             9,635         7,771
   Cost of services                                                  13,219          8,677            37,733        22,951
   Sales and marketing                                               25,262         14,520            73,334        42,521
   Product development                                               11,712          7,831            37,506        21,501
   General and administrative                                         4,686          3,365            15,753         9,888
   Acquisition-related expenses                                           -              -             3,095             -
   Restructuring costs                                                  701              -               701             -
                                                            ---------------   ------------      ------------   -----------
        Total operating expenses                                     58,929         37,045           177,757       104,632
                                                            ---------------   ------------      ------------   -----------

(LOSS) INCOME FROM OPERATIONS                                       (15,885)         5,114           (40,650)       12,303

OTHER INCOME - NET                                                      551          1,185             2,282         1,898
                                                            ---------------   ------------      ------------   -----------

(LOSS) INCOME BEFORE INCOME TAXES                                   (15,334)         6,299           (38,368)       14,201

(BENEFIT) PROVISION FOR INCOME TAXES                                 (4,927)         2,504           (13,456)        5,493

NET (LOSS) INCOME                                           $       (10,407)  $      3,795      $    (24,912)  $     8,708
                                                            ===============   ============      ============   ===========

BASIC (LOSS) INCOME PER SHARE                               $         (0.39)  $       0.16      $      (0.95)  $      0.38
                                                            ===============   ============      ============   ===========

SHARES USED IN BASIC SHARE COMPUTATION                               26,520         24,228            26,285        23,101
                                                            ===============   ============      ============   ===========

DILUTED (LOSS) INCOME PER SHARE                             $         (0.39)  $       0.14      $      (0.95)  $      0.34
                                                            ===============   ============      ============   ===========

SHARES USED IN DILUTED SHARE COMPUTATION                             26,520         26,940            26,285        25,956
                                                            ===============   ============      ============   ===========

              See accompanying notes to the financial statements.

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                                 Nine months ended
                                                                                    November 30,
                                                                              ----------------------
                                                                                 1998         1997
                                                                              ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                             $ (24,912)    $  8,708
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                                 17,930       11,246
   Deferred taxes                                                               (13,386)           -
   Write-off of purchased R&D                                                     1,300            -
   Tax benefit of stock options                                                   2,223            -
   Other                                                                            334           (4)
   Changes in assets and liabilities:
     Accounts receivable                                                          2,084       (9,616)
     Other current assets                                                        (2,773)      (2,052)
     Other noncurrent assets                                                       (844)        (200)
     Accounts payable and other accrued expenses                                (14,047)       1,251
     Deferred revenue                                                             2,689       (1,265)
     Income taxes payable                                                        (1,868)           -
                                                                              ---------     --------
       Net cash (used in) provided by operating activities                      (31,270)       8,068
                                                                              ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                                                       -       (4,529)
   Purchase of property and equipment                                           (13,521)     (10,724)
   Capitalization of software development costs                                  (8,462)      (7,386)
   Purchase of software licenses for resale                                        (521)        (393)
   Sale (purchase) of marketable securities - net                                33,936      (52,524)
   Net change in cash due to conforming year ends                                   446            -
                                                                              ---------     --------
       Net cash provided by (used in) investing activities                       11,878      (75,556)
                                                                              ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt and capital lease obligations                         275         (176)
   Proceeds from issuance of common stock                                             -       62,339
   Proceeds from employee stock purchase plan                                     1,352            -
   Proceeds from exercise of stock options                                        3,422        3,268
                                                                              ---------     --------
      Net cash provided by financing activities                                   5,049       65,431
                                                                              ---------     --------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                          107          145
                                                                              ---------     --------

NET (DECREASE) INCREASE IN CASH                                                 (14,236)      (1,912)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   19,891        8,834
                                                                              ---------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   5,655     $  6,922
                                                                              =========     ========

              See accompanying notes to the financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               NOVEMBER 30, 1998

1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Manugistics Group, Inc. ("the Company") have been prepared to give effect to the acquisition by merger of TYECIN Systems, Inc. ("TYECIN") on June 1, 1998, which has been accounted for as a pooling of interests ("pooling"). Prior periods have been restated to give retroactive effect to the pooling. The accompanying unaudited condensed consolidated financial statements have also been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the periods presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 1999.

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

2.   NET (LOSS) INCOME PER SHARE

     Basic (loss) income per share is computed using the weighted average number of shares of common stock outstanding. Diluted (loss) income per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. Common equivalent shares from options were excluded from the calculation of diluted loss per share for the three and nine-month periods ended November 30, 1998, as including them would be antidilutive. The following table sets forth the computation of basic and diluted (loss) income per share:

                                                        Three months ended                  Nine months ended
                                                     Nov. 30,          Nov. 30,          Nov. 30,         Nov. 30,
                                                       1998              1997              1998             1997
                                                   ------------      ------------       ----------     ------------
                                                           (in thousands,                    (in thousands,
                                                     except per share amounts)           except per share amounts)
                                                   ------------------------------       ---------------------------
     Weighted average common shares                     26,520            24,228           26,285           23,101
     Dilutive potential common shares                        -             2,712                -            2,855
                                                   ------------      ------------       ----------      -----------
     Shares used in diluted share computation           26,520            26,940           26,285           25,956
                                                   ============      ============       ==========      ===========

     Net (loss) income                              $  (10,407)       $    3,795         $(24,912)       $   8,708
                                                   ============      ============       ==========      ===========
     Basic (loss) income per share                  $    (0.39)       $     0.16         $  (0.95)       $    0.38
                                                   ============      ============       ==========      ===========
     Diluted (loss) income per share                $    (0.39)       $     0.14         $  (0.95)       $    0.34
                                                   ============      ============       ==========      ===========

3.   COMMITMENTS AND CONTINGENCIES

     The Company entered into agreements with a third party, Information Systems, Inc. ("IRI"), under which the Company has guaranteed certain revenue levels to IRI in the aggregate amount of $16,500,000 over several years. In the event that the activities performed by the Company do not meet the minimum amounts, the Company may be obligated to pay the difference. As previously reported, certain issues have arisen between the Company and IRI relating to the satisfaction of these contingencies. The Company is currently attempting to satisfactorily resolve these issues with IRI. However, at this time, there can be no assurances that these issues will be resolved to the satisfaction of the Company; if such issues are not so resolved, the ultimate resolution of this matter could have a material adverse impact on the Company's financial position.

     A total of seven class action lawsuits were filed against the Company and a certain number of its executive officers and directors commencing in June 1998 alleging certain disclosure violations under the federal securities laws. Six of the class action lawsuits have been consolidated in the District Court in Maryland, and the plaintiffs in the remaining action have recently agreed to the transfer to and consolidation of the action in Maryland. The plaintiffs have agreed to file a consolidated class action complaint in the Maryland District Court within 45 days after the remaining action has been transferred to Maryland. At the present time, all discovery is stayed. The ultimate outcome of these lawsuits, as with litigation generally, is inherently uncertain, and it is possible that one or more of these matters may be resolved adversely to the Company. The adverse resolution of one or more of these lawsuits could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. Management believes that the lawsuits are without merit, and the Company and the other defendants intend to defend against the lawsuits vigorously.

4.   SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Cash paid for income taxes amounted to approximately $1,160,000 and $3,341,000 for the nine months ended November 30, 1998 and 1997, respectively.

5.   COMPREHENSIVE (LOSS) INCOME

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in the Company's financial statements. The adoption of this statement had no impact on the Company's results of operations or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Total comprehensive (loss) income, net of tax, for the three and nine months ended November 30, 1998 and 1997 was:

                                                  Three months ended                    Nine months ended
                                               Nov. 30,         Nov. 30,             Nov. 30,         Nov. 30,
                                                 1998             1997                 1998             1997
                                              ---------         --------             ---------        --------
                                                      (in thousands)                        (in thousands)
     Net (loss) income                        $(10,407)         $  3,795             $(24,912)        $  8,708
     Other comprehensive (loss) income             238               207                 (636)             102
                                              ---------         --------             ---------        --------

     Total comprehensive (loss) income        $(10,169)         $  4,002             $(25,548)        $  8,810
                                              =========         ========             =========        ========

6.   ACQUISITION

     Effective June 1, 1998, the Company acquired TYECIN by merger and accounted for the transaction as a pooling of interests. Accordingly, all financial information included in these financial statements gives retroactive effect to the combination for all periods presented. Under the terms of the merger, the Company issued approximately 333,000 shares of common stock. In addition, the Company assumed the outstanding TYECIN common stock options and converted them to options to purchase a total of approximately 25,000 shares of the Company's common stock. During the second quarter of fiscal 1999, the Company recorded a non-recurring charge of approximately $3.1 million for certain expenses related to this transaction, including, among other items, accounting, legal and severance fees.

     Previously, TYECIN's year end was December 31, 1997. Effective March 1, 1998, TYECIN's year end was changed to February 28. During the two month period January and February 1998, TYECIN recorded revenues of approximately $609,000 and expenses of approximately $857,000. The resulting net loss of approximately $248,000 is directly reflected in the retained earnings (deficit) in the Company's condensed consolidated financial statements. The net effect on the cash balances in the Company's statement of cash flows of conforming year ends was an increase in cash of $446,000. The TYECIN net cash flows during the two month period ended February 28, 1998 were approximately $298,000, ($228,000) and $385,000 for operating, investing and financing activities, respectively.

7.   RESTRUCTURING

     In September 1998, the Company restructured certain of its business operations. In connection with the restructuring, the Company reduced its workforce in all functional areas by a total of approximately 80 employees, or approximately six percent, as part of an overall expense containment program. The Company recorded a non-recurring charge of approximately $701,000 for the quarter ended November 30, 1998, to cover costs related to the workforce reduction, primarily for severance packages. At November 30, 1998, $115,000 of restructuring charges remained in accrued liabilities, primarily related to the unpaid balance of severance packages.

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

     The Company has experienced net operating losses in each of the three quarters in fiscal 1999. As previously reported, the Company is evaluating significant measures to restructure its operations further as part of its continuing efforts to improve execution and efficiencies, better align expenses with revenues, and enhance its sales and marketing activities to meet the challenges of the marketplace. The Company is also conducting preliminary discussions with other companies concerning a potential business combination. See "Forward Looking Statements" and "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

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

                                            Three months ended                        Nine months ended
                                      --------------------------------          ----------------------------
                                      Nov. 30,                Nov. 30,          Nov. 30,            Nov. 30,
                                        1998        Change      1997              1998     Change     1997
                                      --------     --------   --------          --------  --------  --------
                                               (in thousands)                          (in thousands)
 License fees                           15,365       -33%       23,014            58,617      -11%    65,675
    Percentage of total revenues          35.7%                   54.6%             42.8%               56.2%
 Services                               27,679        45%       19,145            78,490       53%    51,260
    Percentage of total revenues          64.3%                   45.4%             57.2%               43.8%
                                      --------                --------          --------            --------
Total revenues                          43,044         2%       42,159           137,107       17%   116,935
    Percentage of total revenues         100.0%                  100.0%            100.0%              100.0%

     License fees. The Company's license fees consist primarily of software license revenues from direct sales. The Company also earns license fees through indirect channels, primarily through complementary software vendors, consulting firms, distributors, and systems integrators.

     License fees decreased for the quarter and nine months ended November 30, 1998 because of sales execution issues and certain external factors. The Company's direct sales execution suffered from: the rapid sales force expansion that occurred in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, which resulted in delays in the new sales employees becoming productive; the major sales territory re-alignment that resulted from the rapid sales force expansion and changing to a market vertical organization of the sales force; and issues with the integration of the products and operations of ProMIRA Software, Inc. ("ProMIRA") and TYECIN.

     In addition, the Company's operating results during the nine months ended November 30, 1998 has raised concerns with customers and prospects about the Company's viability. The Company believes that these concerns may have adversely affected the Company's ability to generate license fee revenues. The Company also believes that its announcement on December 22, 1998 that the Company was then engaged in preliminary discussions (which discussions are continuing) with other companies concerning a potential business combination has caused substantial delays in the negotiation and closing of licensing transactions as many customers and prospects await further announcement by the Company about its strategic direction.

     The external factors that affected the Company's ability to general license fee revenues included new competitive forces and issues affecting its clients and prospects, such as the Year 2000 problem and concerns with global economic conditions, resulting in postponements of licensing decisions. Although there has been variation in license fees as a percentage of total revenues over the past few quarters, the Company's management anticipates that license fees are likely to represent approximately 40% to 45% of total revenues for fiscal 1999. See "Forward Looking Statements and "Factors That May Affect Future Results."

     The Company's strategy of developing indirect channels is still in its early stages and is, therefore, difficult to predict its effectiveness. The number of license fee transactions involving indirect channels has been relatively small and has fluctuated.

     Services. Services revenues primarily consist of fees from software implementations and the related training and maintenance revenues. Revenues from software implementations are recognized as the services are performed. Maintenance revenues are recognized ratably over the maintenance contract. The software implementation process typically requires three to twelve months to complete, depending on the complexity, scope of the project and client resources available. The increase in services revenues for the quarter and nine months ended November 30, 1998 is primarily related to the continuation of customer implementations from the license fee transactions in the fourth quarter of
fiscal 1998 and the first two quarters of fiscal 1999.   The

Company typically begins to recognize services revenues in the months following initiation of the implementation services, which generally occurs within a few weeks after completion of the license agreement. In addition, the increase in the installed customer base over time has resulted in additional training and other consulting services revenues.

     Maintenance revenues increased following the increase of customers that have licensed the Company's software products and entered into annual maintenance contracts. Maintenance revenues tend to track software license fee transactions in prior periods. In the past three fiscal years, approximately 97% of customers with maintenance contracts have renewed these contracts.

OPERATING EXPENSES:

     General. In fiscal 1999, the Company has incurred and anticipates that it will continue to incur relatively high levels of expenditures for both sales and marketing and product development as it pursues its strategies of:

 . expanding its business in certain geographic markets, . expanding its indirect distribution channels through alliances with complementary software vendors as well as consulting and implementation organizations, and
 . rapidly developing and delivering new products as well as new features and functions for existing products.

     The Company bases its expense levels upon anticipated future revenues. Since actual revenues were below those anticipated in the first and second quarters, the Company expanded its efforts to contain expense growth in the quarter ended November 30, 1998. (See "Operating Expenses--Restructuring Costs.") As previously reported, the Company is evaluating significant measures to restructure its operations further as part of its continuing efforts to improve execution and efficiencies, better align expenses with revenues, and enhance its sales and marketing activities to meet the challenges of the marketplace.

                                            Three months ended                          Nine months ended
                                    -----------------------------------       ---------------------------------------
                                      Nov. 30,                 Nov. 30,       Nov. 30,                     Nov. 30,
Operating expenses                      1998        Change       1997           1998         Change          1997
                                    ------------  -----------  --------       ----------   -----------   -----------
                                                (in thousands)                            (in thousands)
Cost of license fees                      3,349          26%      2,652           9,635        24%            7,771
   Percentage of total revenues             7.8%                    6.3%            7.0%                        6.6%
Cost of services                         13,219          52%      8,677          37,733        64%           22,951
   Percentage of total revenues            30.7%                   20.6%           27.5%                       19.6%
Sales and marketing                      25,262          74%     14,520          73,334        72%           42,521
   Percentage of total revenues            58.7%                   34.4%           53.5%                       36.4%
Product development                      11,712          50%      7,831          37,506        74%           21,501
   Percentage of total revenues            27.2%                   18.6%           27.4%                       18.4%
General and administrative                4,686          39%      3,365          15,753        59%            9,888
   Percentage of total revenues            10.9%                    8.0%           11.5%                        8.5%
Acquisition-related expenses                  -         N/M           -           3,095       N/M                 -
   Percentage of total revenues             0.0%                    0.0%            2.3%                        0.0%
Restructuring costs                         701         N/M           -             701       N/M                 -
   Percentage of total revenues             1.6%                    0.0%            0.5%                        0.0%
                                    ------------               --------       ----------                 -----------
Total operating expenses                 58,929                  37,045         177,757                     104,632
   Percentage of total revenues           136.9%                   87.9%          129.7%                       89.5%

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

                                               Three months ended                      Nine months ended
                                      ------------------------------------    ------------------------------------
                                      Nov. 30,                   Nov. 30,     Nov. 30,                    Nov. 30,
                                        1998        Change         1997         1998         Change         1997
                                      ----------  -----------  -----------    ----------   -----------    --------
                                                 (in thousands)                           (in thousands)
Amortization of capitalized
  software                                2,416          12%         2,156        6,275           17%        5,380
   Percentage of license fees              15.7%                       9.4%        10.7%                       8.2%
Cost of goods and other                     933          88%           496        3,360           41%        2,391
   Percentage of license fees               6.1%                       2.2%         5.7%                       3.6%
                                      ----------               -----------    ----------                  --------
Cost of license fees                      3,349          26%         2,652        9,635           24%        7,771
   Percentage of license fees              21.8%                      11.6%        16.4%                      11.8%


     The increase in cost of license fees for the quarter and nine months ended November 30, 1998, is largely due to additional amortization expense of capitalized software costs following the general commercial release of new supply chain management software products. In addition, amortization of goodwill associated with the acquisition of ProMIRA in the fourth quarter of fiscal 1998 and royalties paid for third-party software included with the Company's licensed software has also increased the cost of license fees.

     Cost of services. The increase in cost of services for the quarter and nine months ended November 30, 1998 primarily resulted from hiring additional consultants, increasing product support and training personnel in both domestic and foreign locations. As a percentage of total revenues, the cost of services increased for the quarter and nine months ended November 30, 1998, mainly because of timing delays between the dates new employees began work and the dates they first became productive after training.

     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions, promotional events, and advertising. Sales and marketing expenses increased for the quarter and nine months ended November 30, 1998, primarily because the Company added new personnel in both its domestic and foreign locations. The Company also incurred costs to establish new offices and enhance its presence in foreign locations. As a result of the Company's efforts to hire and train quality individuals, broaden its global presence, and promote its products, sales and marketing expenses increased as a percentage of total revenues for the quarter and nine months ended November 30, 1998. See "Forward Looking Statements" and "Factors That May Affect Future Results."

     Product development. The Company records product development expenses net of capitalized software development costs for products which have reached technological feasibility in accordance with Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

                                               Three months ended                        Nine months ended
                                      -----------------------------------     --------------------------------------
                                      Nov. 30,                   Nov. 30,     Nov. 30,                    Nov. 30,
                                        1998        Change         1997         1998         Change         1997
                                      ----------   ----------    --------     ---------    ----------    -----------
                                                 (in thousands)                           (in thousands)
Gross product development costs          14,857          40%        10,644       45,778           58%        28,887
   Percentage of total revenues            34.5%                      25.2%        33.4%                       24.7%
Less: Capitalized product
   development costs                      3,145          12%         2,813        8,272           12%         7,386
 Percentage of gross product
     development costs                     21.2%                      26.4%        18.1%                       25.6%
                                      ----------                 ---------    ---------                  ----------
Product development expenses             11,712          50%         7,831       37,506           74%        21,501
   Percentage of total revenues            27.2%                      18.6%        27.4%                       18.4%

     Gross product development costs increased for the quarter and nine months ended November 30, 1998, primarily because the Company hired additional developers of supply chain management software. The Company hired these individuals to develop new software products, new versions of existing products, and to incorporate new technologies and capabilities into the Company's product offerings. As a percentage of total revenues, net product development expenses increased for the quarter and nine months ended November 30, 1998, largely because the Company has made and expects to continue to make product development expenditures as it pursues its strategy of rapidly developing and delivering new products and new capabilities as well as ongoing efforts to ensure integration with software products of other vendors. See "Forward Looking Statements" and "Factors That May Affect Future Results."

     General and administrative. General and administrative expenses consist primarily of personnel, infrastructure expenses, and the fees and expenses associated with legal, accounting, and other services. As a percentage of total revenues, general and administrative expenses increased for the quarter and nine months ended November 30, 1998, because their growth outpaced revenue growth.

     Acquisition-related expenses. As stated above, the Company acquired by merger TYECIN in June 1998. The Company accounted for the acquisition as a pooling of interests and recorded a non-recurring charge of approximately $3.1 million for certain expenses related to this transaction, including, among other items, accounting, legal and severance fees during the second quarter of fiscal 1999.

     Restructuring costs. In September 1998, the Company restructured certain of its business operations. In connection with the restructuring, the Company reduced its workforce in all functional areas by a total of approximately 80 employees, or approximately six percent, as part of an overall expense containment program. The Company recorded a non-recurring charge of approximately $701,000 for the quarter ended November 30, 1998, to cover costs related to the workforce reduction, primarily for severance packages.

OTHER INCOME:

                                                        Three months ended                         Nine months ended
                                              ---------------------------------------     ---------------------------------------
                                                Nov. 30,                     Nov. 30,     Nov. 30,                       Nov. 30,
                                                  1998         Change          1997         1998          Change           1997
                                              ----------    ------------     --------     --------     ------------      --------
                                                           (in thousands)                             (in thousands)
Other Income                                       551          -54%          1,185        2,282           20%            1,898
 Percentage of total revenues                      1.3%                         2.8%         1.7%                           1.6%

     Other income includes income from short term investments, interest income and expense, foreign currency exchange gains or losses, and other gains or losses. Other income decreased compared to November 30, 1997 primarily because of greater interest income generated from short-term investments following the investment of the net proceeds of the public offering of the Company's common stock completed in August 1997. In addition, the Company has sold investments in the current year to cover operating activities. As a result, income from investments decreased.

PROVISION FOR INCOME TAXES:

                                                        Three months ended                         Nine months ended
                                              --------------------------------------    ----------------------------------------
                                               Nov. 30,                    Nov. 30,      Nov. 30,                       Nov. 30,
                                                 1998         Change         1997          1998          Change           1997
                                              ---------     ------------   ---------    ---------     ------------     ---------
                                                           (in thousands)                            (in thousands)
Income taxes                                    (4,927)        N/M            2,504      (13,456)         N/M             5,493
  Percentage of income before taxes               32.1%                        39.8%        35.1%                          38.7%
  Percentage of total revenues                    N/M                           5.9%        N/M                             4.7%

     The effective tax rate represented by the Company's benefit for income taxes for the third quarter was approximately 32%. Management of the Company believes that, in fiscal 1999, the effective tax rate of the Company on a consolidated basis is likely to be approximately 35%, excluding one-time charges taken in connection with acquisitions or other transactions. This estimate is based on current domestic and foreign tax law, which may change, and the actual effective tax rate may differ.

NET (LOSS) INCOME AND (LOSS) INCOME PER SHARE:

                                                       Three months ended                         Nine months ended
                                              -------------------------------------    ---------------------------------------
                                              Nov. 30,                    Nov. 30,     Nov. 30,                      Nov. 30,
                                                1998         Change         1997         1998          Change          1997
                                              ---------     -----------   ---------    ---------     ------------    ---------
                                                           (in thousands,                           (in thousands,
                                                   except per share amounts)                except per share amounts)
                                              -------------------------------------    ---------------------------------------
Net income                                     (10,407)        N/M           3,795      (24,912)         N/M            8,708
  Percentage of total revenues                     N/M                         9.0%         N/M                           7.4%

Net (loss) income per share - basic              (0.39)        N/M            0.16        (0.95)         N/M             0.38
Net (loss) income per share - diluted            (0.39)        N/M            0.14        (0.95)         N/M             0.34

Shares used in basic computation                26,520                      24,228       26,285                        23,101
                                               =======                      ======      =======                        =======
Shares used in diluted computation              26,520                      26,940       26,285                        25,956
                                               =======                      ======      =======                        =======

     Net (loss) income is derived by taking total revenues less total operating expenses, determining the effect of other income-net, taking the resulting
(loss) income before taxes and subtracting the income tax provision. The pro forma net loss for the quarter and nine months ended November 30, 1998, excluding the impact of a non-recurring charges of $3.1 million for certain acquisition-related expenses in connection with the business combination involving TYECIN and $701,000 related to restructuring costs, would have been $9.9 million and $22.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

                                                                                       As of
                                                                         ------------------------------------
                                                                           Nov. 30,                 Feb. 28,
                                                                              1998                    1998
                                                                         -------------           -------------
                                                                                       (in thousands)
     Working Capital                                                       $63,535                $95,982
     Cash, cash equivalents,
          and marketable securities                                        $33,965                $82,137

     The Company has historically financed its growth primarily through funds generated from operations, through proceeds from offerings of capital stock, and to a lesser extent, short-term borrowings under a revolving credit facility. The decrease in working capital at November 30, 1998 from February 28, 1998 resulted principally from decreases in cash, cash equivalents and marketable securities and decreases in accounts payable and accrued expenses.

     The Company's operating activities used cash of $31.3 million for the nine months ended November 30, 1998. Operating cash flows decreased largely because of the net loss before non-cash expenses. Additionally, the decreases in accounts payable and accrued expenses and increase in deferred taxes exceeded increases in depreciation and amortization expense and the decrease in accounts receivable.

     Investing activities provided cash of $11.9 million for the nine months ended November 30, 1998. The purchases of property and equipment and capitalization of software development costs were more than offset by the sales of marketable securities. Financing activities provided cash of $5.0 million for the nine months ended November 30, 1998, primarily from the exercise of employee stock options and purchases of the Company's common stock under the Company's Employee Stock Purchase Plan.

     The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request cash advances, letters of credit or both in the aggregate amount of up to $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). The facility contains certain financial covenants that the Company believes are generally typical for a facility of this nature and amount. This facility will expire in September 1999, unless renewed. There were no amounts outstanding under this facility at November 30, 1998.

     Through the nine month period ended November 30, 1998, the Company did not generate sufficient cash to cover its operating expenses. As noted above, the Company restructured certain of its business operations during the third quarter of fiscal 1999 to reduce operating expenses. As previously reported, the Company is evaluating significant measures to restructure its operations further as part of its continuing efforts to improve execution and efficiencies, better align expenses with revenues, and enhance its sales and marketing activities to meet the challenges of the marketplace. The Company is also conducting preliminary discussions with other companies concerning a potential business combination. The Company can give no assurance that its existing cash balances and marketable securities, anticipated funds generated from operations and amounts available under its revolving credit facility and other possible sources of funding will be sufficient to meet its anticipated liquidity and working capital requirements in the near term. The Company anticipates that, in light of its operating results in the first nine months of fiscal 1999, the cost of any additional funds, which the Company should need to obtain, would likely be greater than the cost of funds available to the Company under its existing revolving credit facility or otherwise. In the event that the Company is unable to obtain additional financing, if needed, on terms satisfactory to the Company, its liquidity, results of operations, and financial condition would be materially adversely affected.

         Certain information regarding commitments and contingencies, including pending litigation, which may have an adverse impact on the Company's liquidity and financial condition is set forth below under "Factors That May Affect Future Results."

FORWARD LOOKING STATEMENTS

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish forward looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, consulting services and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements in this Quarterly Report or elsewhere. The risks and uncertainties that may affect the business, operating results or financial condition of the Company include those set forth in the Company's Annual Report on Form 10-K for the year ended February 28, 1998, the Quarterly Reports on Form 10-Q for the quarters ended May 31, 1998 and August 31, 1998, the Current Report on Form 8-K dated December 23, 1998 and the Company's Prospectus dated August 7, 1998.

         Revenues for any period depend on the number, size and timing of license agreements. The number, size and timing of license agreements depends in part on the ability of the Company to hire and thereafter to train, integrate and deploy its sales force effectively. The size and timing of license agreements is difficult to forecast because software sales cycles are affected by the nature of the transactions, including the breadth of the solution to be licensed and the organizational and geographic scope of the licenses. In addition, the number, size and timing of license agreements also may be affected by certain external factors such as general domestic and international business or economic conditions, including the effects of such conditions on the Company's customers and prospects, or competitors' actions. A small variation in the timing of software licensing transactions, particularly near the end of any quarter or year, can cause significant variations in software product license revenues in any period.

         The Company believes that the market for supply chain management software continues to expand, although more slowly than in prior periods. . However, if market demand for the Company's products does not grow as rapidly as the Company expects, revenue growth, margins, or both could be adversely affected. If competitors make acquisitions of other competitors or establish cooperative relationships among themselves or with third parties to enhance the ability of their products to address the supply chain management needs of prospects and customers, or if Enterprise Resource Planning ("ERP") or other software vendors that have announced plans to develop or incorporate functionality that could compete with the Company's products successfully develop and market such functionality, revenue growth could be adversely affected.

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

         Statements regarding the Company's or Management's beliefs or estimates as to the adequacy and effectiveness of the Company's Year 2000 efforts when the various phases or components of its Year 2000 efforts will be completed, and the costs of such efforts, are based upon management's best estimates, which were derived using certain assumptions, including the continued availability of resources, adequacy and timeliness of third party modification or replacement plans and other factors. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by suppliers and other third parties, the ability to implement interfaces between the new systems and the systems not being replaced and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem resulting from the possible risks described in "Factors That May Affect Future Results-Year 2000 Compliance" below, there can be no assurance that the Company will be able to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business or expose it to third party liability.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a dynamic and competitive environment that involves numerous risks and uncertainties which are, at times, beyond the Company's control and may affect future results of operations. The following section highlights some, but not all, of the possible risks that may have a material adverse affect on the Company's business, financial conditions or results of operations.

Recent Operating Losses and Recent Discussions Regarding Potential Business Combinations

         The Company's operating results during the nine months ended November 30, 1998 has raised concerns with customers and prospects about the Company's viability. The Company believes that these concerns may have adversely affected the Company's ability to generate license fees. The Company also believes that its announcement on December 22, 1998 that the Company was then engaged in preliminary discussions (which discussions are continuing) with other companies concerning a potential business combination has caused substantial delays in the negotiations and closing of licensing transactions as many customers and prospects await further announcement by the Company about its strategic direction.

Commitments and Contingencies

         In March 1997, the Company entered into agreements with Information Resources, Inc. ("IRI") and the ("IRI Agreements") relating to the development of a solution that will incorporate IRI's point-of-sale scanner data into the Company's supply chain management software. Under the IRI Agreement, the Company agreed to market IRI's point-of-sale data and received 10-year, exclusive rights among supply chain software vendors in most geographic markets to incorporate these data. The Company and IRI also agreed to resell certain of each other's products, and the Company might acquire certain additional assets of IRI (subject to the satisfaction of certain contingencies).

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

Litigation

         A total of seven class action lawsuits were filed against the Company and a certain number of its executive officers and directors commencing in June 1998 alleging certain disclosure violations under the federal securities laws. Six of the class action lawsuits have been consolidated in the District Court in Maryland, and the plaintiffs in the remaining action have recently agreed to the transfer to and consolidation of the action in Maryland. The plaintiffs have agreed to file a consolidated class action complaint in the Maryland District Court within 45 days after the remaining action has been transferred to Maryland. At the present time, all discovery is stayed. The ultimate outcome of these lawsuits, as with litigation generally, is inherently uncertain, and it is possible that one or more of these matters may be resolved adversely to the Company. The adverse resolution of one or more of these lawsuits could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. Management believes that the lawsuits are without merit, and the Company and the other defendants intend to defend against the lawsuits vigorously.

Potential for Significant Fluctuations in Quarterly Results; Seasonality

         The Company's quarterly operating results have varied in the past and might vary significantly in the future because of factors such as domestic and international business conditions or the general economy, the timely availability and acceptance of the Company's products, technological change, issues with the Year 2000 problem faced by customers and prospects, the effect of competitive products and pricing, the effects of marketing pronouncements by competitors or potential competitors, changes in the Company's strategy, the mix of direct and indirect sales, changes in operating expenses, personnel changes and foreign currency exchange rate fluctuations. In addition, the Company has experienced and might continue to experience from time to time very large, individual license sales which can cause significant variations in quarterly license revenues.

         The Company typically ships software products shortly after license agreements are signed and, therefore, does not maintain any material contract backlog. Furthermore, the

Company has typically recognized a substantial portion of its revenues in the last month of a quarter. As a result, license fee revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and the Company cannot predict license fee revenues for any future quarter with any significant degree of certainty.

         The Company's license fee revenues are also difficult to forecast because the market for business application software products is evolving rapidly, and the Company's sales cycles vary substantially from customer to customer. The sales cycles depend, in part, on the nature of the transactions, including the breadth of the solution to be licensed and the organizational and geographic scope of the licenses. Because the licensing of the Company's products generally involves a significant capital expenditure by the customer, the Company's sales process is subject to the delays and lengthy approval processes that are typically involved in such expenditures. In addition, the Company expects that sales derived through indirect channels will be harder to predict in timing and size than for direct sales because there is less direct contact and influence with the prospective customer. For these and other reasons, the sales cycle associated with the licensing of the Company's products varies substantially from customer to customer and typically lasts between six and twelve months, during which time the Company might devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and might experience a number of significant delays, over which the Company has no control.

         The Company bases its expense levels upon anticipated future revenues. A substantial portion of the Company's revenues in any quarter is typically derived from a limited number of large contracts. Therefore, if revenues in a period are below expectations, operating results are likely to be adversely affected, which occurred in the first nine months of fiscal 1999. Net income might be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies directly with revenues. The Company has generally realized lower revenues in its first fiscal quarter (ending in May) than in the immediately preceding quarter. The Company believes that these fluctuations are caused primarily by customer budgeting and purchasing patterns and by the Company's sales commission policies, which compensate personnel for meeting or exceeding annual and other performance quotas.

Competition

         The market for business applications software is highly competitive and subject to rapid change. Many application software vendors offer products that are directly competitive with the software products marketed by the Company. Some of the Company's current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. In addition, certain ERP system vendors have acquired supply chain management software companies, products or functionality or have announced plans to develop new products or to incorporate additional functionality into their current products that, if successfully developed and marketed, could compete with the products offered by the Company. Furthermore, current and potential competitors may make acquisitions of other competitors or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the supply chain management needs of the Company's prospective customers. Accordingly, it is possible that new competitors may emerge and rapidly acquire significant market share. If this were to occur, the business, operating results, financial condition and cash flows of the Company could be materially adversely affected.

Dependence on New Products and Rapid Technological Change; Risk of Product
Defects

         The market for the Company's products is characterized by rapidly changing technologies, frequent new product introductions, rapid changes in customer requirements and evolving industry standards. The Company believes that its future financial performance will depend in large part on its ability to maintain and enhance its products, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding and evolving range of customer requirements. There can be no assurance, however, that the Company will be successful in developing and marketing new products or product enhancements that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of prospective customers and achieve market acceptance. If the Company is unable, for technological or other reasons, to successfully develop and introduce new products or product enhancements, the Company's business, operating results, financial condition and cash flows would be materially adversely affected.

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

Expansion of Indirect Channels

         The Company is building and maintaining significant working relationships with complementary vendors, such as ERP system vendors and consulting firms, that the Company believes can play important roles in marketing the Company's products. The Company is currently investing, and intends to continue to invest, significant resources to develop these relationships, which could adversely affect the Company's operating margins. There can be no assurance that the Company will be able to attract organizations that will be able to market the Company's products effectively or that will be qualified to provide timely and cost-effective customer support and service. In addition, difficulties experienced by these complementary vendors in selling the Company's products and services may adversely affect the Company's results of operations. Furthermore, the Company's arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause, and many of these organizations are also involved with competing products. Certain ERP system vendors have acquired supply chain management software companies, products or functionality or have announced plans to develop new products or to incorporate additional functionality into their current products that would compete with the Company's products. Therefore, there can be no assurance that any organization will continue its involvement with the Company and its products, and the loss of important organizations could materially adversely affect the Company's results of operations. In addition, if the Company is successful in selling products as a result of these relationships, any material increase in the Company's indirect sales as a percentage of total revenues would be likely to adversely affect the Company's average selling prices and operating margins because of the lower unit prices that the Company receives when selling through indirect channels.

Management of Internal Growth

         In the last fiscal year, the Company experienced a period of rapid growth in revenues that placed significant strains upon its management systems and resources. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis. In the recent past, the Company hired a significant number of employees, and in order to maintain its ability to grow in the future, the Company will be required to train and manage its employee work force on a timely and effective basis. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results, financial condition and cash flows. See also " Certain Risks Associated with Acquisitions"

Certain Risks Associated with Acquisitions

         The Company investigates potential candidates for acquisition, joint venture opportunities, business combinations, or other relationships on an ongoing basis. From time to time, the Company engages in the evaluation of, and discussions with, one or more such candidates. Acquisitions involve the integration of companies that have previously operated independently. There can be no assurance that the Company will be able to integrate these or any future employees or operations effectively or that the Company will realize the expected benefits of these or any future transactions or business combination. In addition, there can be no assurance that the Company will not experience the loss of key employees of these or any future acquired operations. The process of integrating acquired employees and operations into the Company might result in unanticipated operational difficulties and expenditures. As mentioned above, the Company has experienced issues with the integration of the products and operations of ProMIRA and TYECIN.

International Operations

         The Company currently conducts operations in a number of countries in Europe, Asia/Pacific and South America which requires significant management attention and financial resources. If these operations are unable to generate, maintain, or increase demand for the Company's products, then the Company's operating results could be adversely affected. Certain risks are inherent in international operations. The majority of the Company's contracts are denominated in U.S. currency. Most of the revenues from sales outside the United States have been denominated in foreign currencies, typically the local currency of the Company's business unit. The Company anticipates that the proportion of its revenues denominated in foreign currencies will increase. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. In connection with transactions denominated in foreign currency, the Company has taken steps to minimize the risks associated with such foreign currency in the past and might take such steps in similar circumstances in the future. With respect to the Company's international sales that are U.S. dollar-denominated, currency fluctuations could make the Company's products and services less price competitive. The Company's international sales and operations might be adversely affected by the imposition of government controls, changes in financial currencies (such as the unified currency known as the European Monetary Unit), political and economic instability, difficulties in staffing and managing international operations and general economic and currency exchange rate conditions in foreign countries.

Lack of Product Diversification

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

Dependence Upon Key Personnel

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

Intellectual Property and Proprietary Rights

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

Possible Volatility of Stock Price

         Factors such as announcements of new products or technological innovations by the Company or its competitors, as well as quarterly variations in the Company's operating results, have caused and may cause the market price of the Company's common stock to fluctuate significantly. In addition, the stock market in recent years has experienced price and volume fluctuations which have particularly affected the market prices of many high technology stock issues and which have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations, as well as general economic conditions, have at certain times adversely affected the market price of the Company's common stock.

Real Estate Commitments

         The Company has committed to real estate projects and long-term leases and may commit to additional real estate projects or long-term leases to support its operations in both domestic and foreign locations based on anticipated growth. There can be no assurances that the growth projections will be realized; therefore, the Company may be subject to increased fixed costs, which could have a material adverse affect upon the Company's business, operating results and cash flows.

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

         The Company has established a vigorous, comprehensive effort under executive leadership which continues to evaluate and update its formal program to address any potential Year 2000 compliance issues relating to its 1) internal operating systems, 2) vendors, facilities and other third parties and 3) software products that it licenses to customers. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 compliance program to be completed on a timely basis. While the Company believes that it has tested and modified the products it currently actively markets, the Company does not intend to test or modify all prior versions of its software products or certain software products that the Company plans to replace with either new software products or Year 2000 compliant releases by the end of 1999. The Information Technology Association of America ("ITAA") has recently certified the Company's software development processes as part of the Company's comprehensive effort to address the Year 2000 problem.

         Corporate Infrastructure State of Readiness. The Company believes that its identification of Year 2000 compliance issues is complete. The Company also believes that it has completed its assessment of Year 2000 issues with respect to the Company's internal operating systems. The Company has determined the systems that are not affected and determined which systems need replacement or modification. The Company believes that all identified systems that are at risk will be fixed, i.e., made Year 2000 compliant, or replaced before their potential "failure date." The Company expects that its business critical systems that have date sensitivity will be completely fixed, tested and in place before fiscal year 2000. The Company believes that it has communicated with all its vendors, suppliers, landlords and other third parties regarding Year 2000 compliance of embedded processors in computers and facilities, software and other information technology, and other products and services which the Company obtains from such third parties. The Company anticipates that embedded processors in computers, which are not yet compliant, will be made compliant before the end of the century. Most of the Company's landlords have provided guarantees of compliance or descriptions of the work they are doing to achieve compliance with their facilities and operations. Although the Company has completed its assessment of the Year 2000 compliance issues with respect to many of the products, facilities and services which it obtains from third parties, the Company continues to assess Year 2000 issues relating to such products, facilities and services.

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

         Costs. The Company has expensed approximately $300,000 as of November 30, 1998 in its Year 2000 compliance program, mainly for consulting services and hardware costs. Approximately twenty percent (20%) of the costs were for identification and assessment of the Year 2000 issue, approximately fifty percent (50%) of the costs were for modification and replacement, and thirty percent (30%) were for testing. The Company currently estimates that it will cost an additional $1 million, budgeted under its Information Technology and Engineering divisions, prior to January 1, 2000, to modify its in-house information systems, other systems and internally developed software products affected by the Year 2000 issue; the portion of this amount attributable to fiscal 1999 constitutes approximately eight percent (8%) of the information technology budget for fiscal 1999. The Company estimates that of the remaining costs, forty percent (40%) will be for modification and replacement and sixty percent (60%) will be for testing. The Company does not separately track the internal costs for its Year 2000 compliance project; such costs consist principally of the related payroll costs for its employees working on the project. See "Forward Looking Statements" above.

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

        The Company utilizes third party vendor equipment, telecommunications products, and software products. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue surrounding such third party products. The Company has been communicating with such third parties about their plans and progress in addressing the Year 2000 problem, and the Company has requested assurances that such equipment, products and services will be Year 2000 compliant. The Company has received such assurances from certain of the third party vendors and is waiting to receive such assurances from the remaining vendors. However, such third parties' Year 2000 compliance efforts are not within the control of the Company. In the event that such additional assurances are not timely received, the Company will switch to another vendor or take such other action as the Company shall then deem appropriate. The failure of any critical technology components to operate properly may have a material impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

        Many companies might need to modify or upgrade their information systems to address this Year 2000 issue. The effects of this issue and of the efforts by companies to address it are unclear. The Company believes that Year 2000 issues might affect the purchasing patterns of customers and prospective customers. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures might result in reduced resources available to license software products and utilize the implementation services such as those offered by the Company. Additionally, Year 2000 problems inherent in a customer's other software programs might significantly limit that customer's ability to realize the intended benefits to be derived from the Company's supply chain management software. Due to the general uncertainty inherent in the Year 2000 problem resulting, in part from, the possible risks described above, the Company is unable at this time to determine whether the consequences of the Year 2000 failures will have a material impact on the Company's operating results, financial conditions and cash flows.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A total of seven class action lawsuits were filed against the Company and a certain number of its executive officers and directors commencing in June 1998 alleging certain disclosure violations under the federal securities laws. Six of the class action lawsuits have been consolidated in the District Court in Maryland, and the plaintiffs in the remaining action have recently agreed to the transfer to and consolidation of the action in Maryland. The plaintiffs have agreed to file a consolidated class action complaint in the Maryland District Court within 45 days after the remaining action has been transferred to Maryland. At the present time, all discovery is stayed. The ultimate outcome of these lawsuits, as with litigation generally, is inherently uncertain, and it is possible that one or more of these matters may be resolved adversely to the Company. The adverse resolution of one or more of these lawsuits could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. Management believes that the lawsuits are without merit, and the Company and the other defendants intend to defend against the lawsuits vigorously.

ITEM 5. OTHER INFORMATION

     The Company's By-laws provide that shareholder proposals which are not submitted for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders must be received by the Secretary of the Company: (i) 60 days in advance of such meeting if the meeting is to be held on a day which is within 30 days preceding the anniversary of the previous year's annual meeting, or (ii) 90 days in advance of such meeting if the meeting is to be held on a day which is on or after the anniversary of the previous year's annual meeting. The 1998 Annual Meeting of Shareholders was held on July 24, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     27  Financial Data Schedule

_________________________

(b)  Reports on Form 8-K

1. On September 25, 1998, the Company filed a Current Report on Form 8-K following its issuance of a press release on September 24, 1998 announcing a restructuring of its business together with a reduction in its work force of approximately six percent, as part of an overall expense containment program.

2. On September 28, 1998, the Company filed a Current Report on Form 8-K to report the unaudited condensed consolidated financial results of the third and fourth quarters of fiscal year ended February 28, 1998, giving retroactive effect to the Merger.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MANUGISTICS GROUP, INC.
                             (Registrant)


Date: January 13, 1998       By: /s/ William M. Gibson
                                 --------------------------------------
                                 William M. Gibson
                                 President, Chief Executive Officer and
                                 Chairman of the Board of Directors


Date: January 13, 1998       By: /s/ Peter Q. Repetti
                                 --------------------------------------
                                 Peter Q. Repetti
                                 Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)