Form 10-K405
period 1999-02-28
MANUGISTICS GROUP INC
filed 1999-06-16
CIK 908440

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended February 28, 1999 OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X  No ____
                                    -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 11, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $205 million. As of that date, the number of shares outstanding of the Registrant's common stock was 27 million, based on information provided by the Registrant's transfer agent.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The Company anticipates that its Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended February 28, 1999.

_______________________________________________________________________________

                                    PART I
                                    ------

Item 1.  Business.

Overview

     Manugistics Group, Inc. (the "Company") is a leading provider of solutions for customer-centric supply chain optimization with the largest number of clients of any supply chain planning vendor. The Company's solutions are comprised of software products and related services that enable clients to improve the efficiency at which products flow within and among companies from raw materials or parts through manufacturing to delivery of product to the end customer. The Company's solutions combined with its professional services enable its clients to create and optimize their supply chains around their customers and are quick to implement, adapt easily to change, and deliver rapid results.

     With the Company's broad suite of supply chain software products, clients can make improved operational decisions, resulting in increased revenues, reduced inventories, improved customer service, improved relationships among trading partners, greater speed to market, and lower overall costs throughout the supply chain, with results achievable in as little as eight weeks. The Company currently has clients in a broad spectrum of industries around the world. The Company's products are primarily targeted at companies with dynamic supply chains and, increasingly, at those that desire to take advantage of emerging e-commerce opportunities.

     The Company's integrated suite of strategic, tactical, and operational supply chain planning software products addresses the four key operational areas of supply chain planning: demand planning, supply planning, manufacturing scheduling, and transportation management and enables collaboration within and among enterprises. That is, the Company's clients can collaborate with their suppliers, their customers, and other third parties.

     During fiscal 1999, the Company experienced declines in license fee revenues and share of the supply chain planning software market compared to prior years. These declines, and the resulting losses, were caused by, among other factors, problems with direct sales force execution, new and stronger competitive forces and other external factors, including the impact on clients and prospects of the Year 2000 problem and global economic conditions. The Company's poor financial performance led to the Company's decision to restructure its business during fiscal 1999 to reduce its operating expenses, improve its competitiveness, and to attempt to return to profitability. The Company's restructuring included significant headcount reductions, reorganization of the Company's senior management team, hiring of a new Chief Executive Officer, and an increased focus on and increased investments in the Company's leading initiatives in a concentration on the Company's core business and key strengths in e-commerce enabled supply chain solutions. The Company believes that restructuring actions effected in fiscal 1999 will decrease operating expenses in fiscal 2000 compared with fiscal 1999 and help the Company achieve sustainable profitability. There can be no assurances that the Company's restructuring actions and decrease in operating expenses will be sufficient to offset the Company's decrease in license fee revenues and return the Company to sustainable profitability.

     The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop and market technologically innovative and competitive products to meet dynamic customer demand patterns, and are also dependent upon its ability to change marketplace perceptions of the Company's long term prospects, including the Company's ability to remain independent.

There are many potential risks and uncertainties that could affect the Company's future operating results and financial condition, including continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures (including pricing actions by the Company), the Company's ability to successfully implement its strategic direction and restructuring actions (including reducing its expenditures), the Company's ability to attract, motivate, and retain employees (including a number of new executive officers, including the Company's new Chief Executive Officer), and the effects of significant adverse publicity resulting from the losses incurred by the Company in fiscal 1999. See Management Discussion and Analysis, Forward Looking Statements.

     The Company was incorporated in Delaware in 1986 to acquire Manugistics, Inc. (then known as STSC, Inc.), which was a subsidiary of Continental Telecom of Atlanta, Georgia and is now the principal operating subsidiary of the Company. The Company completed its initial public offering of Common Stock in August 1993 and completed another underwritten offering of its Common Stock in August 1997.

Background

     Increased competition is forcing leading organizations to increase efficiencies by reducing costs, increasing customer service and satisfaction, customizing products, and shortening lead-times and manufacturing time-frames. In order to build and retain a competitive advantage, these organizations are no longer operating as separate entities but are collaborating with suppliers, clients, and third parties to respond to these increased market demands. Companies now recognize that effective supply chain planning is a competitive differentiator, and these companies are seeking solutions that can help them deliver the right product to the right place at the right time at the lowest deliverable cost, focus on their customer's requirements, demands, and satisfaction, and collaborate with their suppliers and customers to achieve greater efficiencies.

     Global manufacturers require tight integration with their customers, suppliers, and worldwide subsidiaries. This environment demands real-time decision making and access to information. By sharing information within their enterprise and with trading partners in their supply chain, organizations ensure planning is highly coordinated and the needs of customers are met - or exceeded. Utilizing the Company's customer-centric supply chain optimization approach, companies can develop more responsive supply chains to assist them in increasing customer service levels, leveraging customer information to trigger critical supply chain planning processes, and enable organizations to optimize their supply chain for effective management of products - from raw materials, through manufacturing and distribution.

     Manufacturers, distributors, retailers, and transportation providers are seeking to improve customer service, increase revenues, lower operating costs, and increase returns on assets and capital through more effective management of their supply chains. Some of the first companies to recognize the need for effective supply chain planning were consumer packaged goods and food and beverage firms, which generally make product to stock in inventory ("make to stock"). Many of these companies produce their finished goods using process manufacturing, distribute their products through complex networks, and sell their products through retail channels. Suppliers to these consumer-oriented process manufacturers, such as chemical and pulp and paper companies, that generally use process manufacturing and sell to industrial customers, have also been significantly affected by the changed business environment.

     Companies in the apparel and consumer electronics industries, among others, have also been forced to contend with more difficult business conditions and have been particularly affected by shorter product life cycles and the associated difficulty of forecasting product demand. Such companies manufacture products for consumers in discrete or high-volume repetitive manufacturing environments, and generally make or assemble their products upon receipt of a customer order ("make to order"). These companies, as well as discrete manufacturers that sell to industrial customers, have begun to recognize that they can provide better service to their customers, achieve lower operating costs, and increase their return on assets through the effective management of their supply chains.

     To make it possible for companies to consider their customers, whether they are other manufacturers or end consumers, the central focus of their business, the Company's solutions address the business processes that enable responsive decision making. These business processes are uniquely focused on managing decisions, events, and plans with the customer as the focus. These processes cover the entire spectrum of the supply chain; from the processes of design, buy, and make to the processes of move, store, market, and sell, and allow companies to leverage the Internet to collaborate, monitor, and measure these business processes over time. These business processes help ensure the efficient organizational deployment of customer-centric supply chain optimization.

Strategy

     In the fourth quarter of fiscal year 1999, the Company refocused its business strategy in response to changing market conditions and the Company's poor financial performance during fiscal 1999. In anticipation of the continued focus by the Company's clients and prospects on issues related to Year 2000 compliance, and in response to their decreased spending on enterprise software application packages, the Company set the return to profitability as its primary objective. To accomplish this, management reorganized the Company to improve execution and streamlined the business to focus on core strengths, while continuing to deliver rapid results to its existing and prospective client base.

     As previously announced, the Company conducted preliminary discussions with other companies concerning a potential business combination in the fourth quarter of fiscal 1999. These discussions ultimately terminated. After careful evaluation, the Company's management team restructured the organization to move forward as an independent software vendor. Management reorganized the Company to focus on its core business, expand the product footprint to support both the expansion of supply chains to e-chains and interface and integration technologies, and broaden its distribution channels.

     Reorganize the Company: new senior management. To facilitate its key objective of a return to profitability, the Company restructured its operations and reduced operating expenses. In the fourth quarter of fiscal 1999, the Company announced a corporate-wide restructuring, including a reduction in the Company's workforce by 30%, or 400 employees and the consolidation of some of its regional operations in North America.

     The Company also made changes to its senior management team, including the hiring of a new Chief Executive Officer, Gregory J. Owens, to bring additional management depth and leadership to the organization. Mr. Owens was most recently the Global Managing Partner of the Andersen Consulting Supply Chain Management Practice, an organization that generated $1.4 billion in revenues during 1998 and employed approximately 7,000 people. William M. Gibson is continuing as Chairman of the Company. See "Forward Looking Statements."

     Concentrate on core business. The Company is employing a strategy of concentrating on its core business and key strengths. The Company is now focused on providing industry-specific, extensive supply chain solutions to companies with dynamic supply chains. Dynamic supply chains include any number of the following characteristics: multiple channels, short product life cycles, lengthy product development times, complex distribution networks, a variety of customers seeking new ways of doing business, and significant interaction with third parties such as manufacturers and logistics providers.

     Examples of customer-driven industries include: agricultural products, apparel, footwear, textiles, automotive, consumer products, consumer durables, electronics, food and beverage and over-the-counter pharmaceuticals. In addition, companies in other industry segments have customer-driven components that the Company's supply chain planning products can address to increase customer satisfaction and profitability.

     Expand product footprint with e-commerce capabilities and interface and integration technology. The Company's technology strategy includes offering products based on the Company's unique set of software products developed specifically to support the business processes involved in collaborative supply chain planning and execution via the Internet, which can provide customers with highly accurate models of their supply chains and superior flexibility, scalability, and performance. The Company's solutions enable collaboration with trading partners to share product designs, procurement plans, demand forecasts, manufacturing schedules, distribution activities, and transportation movements. This development of joint business plans and the collaborative execution of those plans will tighten the links in the supply chain, creating an e-chain that will allow almost real-time response to ever-changing market conditions.

     The Company's applications incorporate a variety of advanced decision sciences, including constraint-based optimization, "meta-heuristics," mixed integer programming and linear programming, which provide customers with the most appropriate techniques to enable decision support solutions for the new digital economy. The Company's technology provides state-of-the-art "look and feel" and navigation capabilities to enhance user productivity as well as support visualization of the supply chain. The Company's leading integration technology enables seamless interchange among the Company's applications and a company's other core systems.

     The Company offers products for distributed systems which enable customers to use the Company's supply chain planning software with various combinations of hardware systems, operating environments, complementary software and databases. Operating systems such as UNIX enable customers to take advantage of portability, scalability, and interoperability of operating environments. Distributed computing, such as that associated with client/server architectures, moves the Company's decision-making capabilities closer to the user by providing a distributed user interface, distributed processing (rather than more centralized processing) and distributed database access. The Company also utilizes Java-based technology to leverage the ubiquitous nature of the Internet to add users who can simply access the solution via a standard web browser.

     The Company's products incorporate standards-based technologies, which provide a flexible foundation and leverage the technology investments of customers. The Company's use of advanced technology for product development enables it to develop new software program code with modular components, which permits and encourages developers to re-use these components and improves quality while shortening the time required to develop or enhance products.

     The Company is expanding its Open Application IntegrationTM strategy. Open Application Integration facilitates the use of the Company's supply chain solutions as a planning backbone to enable global and local processes, events, and decisions. It includes pre-configured plug-ins that integrate to complementary business systems such as enterprise resource planning ("ERP"), legacy transaction systems, warehouse management systems ("WMS"), manufacturing execution systems ("MES"), and external data sources such as product catalogs and point-of-sale information which reduce the time, cost, and risk associated with implementing, integrating, and maintaining a best-of-breed solution.

     New capabilities were introduced in Manugistics NetWORKSTM products in fiscal 1999 which allow companies to collaborate, create and maintain joint business plans, and monitor the execution of those plans via the Internet. Management believes that as the Internet continues to grow as a key medium for business transactions, companies will increasingly focus on how to utilize the Internet to facilitate e-commerce transactions. Manugistics NetWORKS products have gained an early lead in e-commerce that the Company intends to leverage to deliver the next generation of supply chain solutions for intra-enterprise collaboration; dealer, distributor, and customer collaboration; supplier collaboration; and transportation collaboration. The Company continues to invest and increase its focus in product development in the area of e-commerce and believes that this will be a strong growth opportunity in the marketplace. See "Forward Looking Statements."

     Broadening the Company's distribution channels. The Company intends to continue to increase the number of strategic alliances with world-class consulting firms such as Andersen Consulting, Inc.("Andersen Consulting"), Answer Think Consulting, Computer Sciences Corporation ("CSC"), Ernst & Young LLP ("E&Y"), IBM Consulting ("IBM"), KPMG Peat Marwick LLP ("KPMG"), and PricewaterhouseCoopers LLP ("PWC"). The Company believes that, together with its consulting partners, it provides the Company's clients with a broad range of supply chain expertise.

     The Company unveiled its Midrange Affiliate Program in fiscal 1999. The program focuses on delivering the Company's supply chain solutions and services to midrange companies with annual revenues of less than $500 million through a network of affiliate companies that will market, license, implement and support the Company's' solutions. As of February 28, 1999, two companies, AnswerThink Consulting Group and Janis Group, Inc. ("JGI"), had joined this affiliate network.

Supply Chain Solutions

Applications:

     The Company's newest generation of proven supply chain optimization solutions enables businesses to work in concert with their trading partners via the Internet, transforming their supply chain to an e-chain and providing a customer-centric approach to business. The Company's software products assist customers in anticipating client needs and orchestrating actions, both within and across enterprises to meet those needs and to maximize client satisfaction. The Company's solutions are designed to collaborate, optimize, measure, and analyze across each of the key supply chain business process areas - design, buy, make, store, move, market, and sell. The Company's supply chain planning software provides strategic, tactical, and operational supply chain planning products that include:

     Network Design and Optimization. Network Design and Optimization ("ND&O") enables companies to quickly and easily make optimal supply chain network design and policy decisions and seamlessly integrate these decisions into operational and tactical planning processes such as network-wide capacity, production, inventory, transportation, and distribution. By modeling end-to-end supply chain implications, ND&O determines the most profitable supply chain strategy, including optimal inventory levels, appropriate product mix, optimal production, storage, and distribution locations, optimal lane volumes, and appropriate seasonal pre-builds.

     Constraint-Based Master Planning. Constraint-Based Master Planning ("CBMP") acts as a supply chain command center, simultaneously optimizing the use of constrained resources to improve customer service and profit while reducing asset investment. CBMP provides simultaneous optimization of materials, capacity, inventory, transportation, and distribution constraints across multi-site manufacturing, distribution, and supplier networks.

     Demand Management. Demand Management helps companies accurately forecast future customer demand with a high degree of accuracy, alerting a company to potential supply problems and finding patterns undetected by traditional forecasting solutions. By combining advanced forecasting techniques with real-time collaboration via the Internet, Demand Management enables supply chains to interact and to plan demand fulfillment strategies with direct input from the customer.

     Supply Planning. The tactical level functionality in Supply Planning facilitates effective management of production while simultaneously considering constraints such as resource capacity, availability of raw materials, inflow and outflow (throughput) for facilities and transportation, and availability of components and labor. Supply Planning enables managers to review planned manufacturing and replenishment activities at all facilities throughout the supply chain network for flexible time horizons, and allows them to analyze the ability of their companies to meet demand and supply requirements and customer service goals given aggregate capacity and materials constraints.

     Vendor Managed Inventory/Continuous Replenishment PlanningTM. Vendor Managed Inventory/Continuous Replenishment Planning ("VMI/CRP") gives visibility into demand at the trading partner level - often where the consumer or purchaser is found - to improve the flow of products, eliminate inefficiencies, and lower costs. VMI/CRP allows trading partners to cooperate and share information throughout the replenishment planning process to move product more efficiently. Collaborative VMI/CRP provides the capability to extend traditional VMI/CRP relationships by collecting input from trading partners via the Internet.

     Replenishment Planning. Replenishment Planning orchestrates the time-phased storage and flow of supply to match demand, giving companies the end-to-end visibility to minimize inventory and reduce logistics costs while maximizing customer service. Replenishment Planning ensures customer requirements are met despite unanticipated occurrences through the use of user-controlled allocation strategies and minimizes lost revenue. These replenishment plans can be shared with trading partners such as distributors or customers on a real-time basis via the Internet.

     Real-Time ATP+. Real-Time ATP+ enables accurate, reliable, real-time promises of, and commitments for, delivery of products by simultaneously performing availability checks of inventory, production, materials, manufacturing scheduling, distribution, and transportation - then immediately allocating appropriate resources. This real-time response to customer inquiries is essential to conducting e-commerce in a profitable manner. If a request can't be satisfied, Real-Time ATP+ automatically evaluates substitution and configuration alternatives based upon user-determined rules.

     Transportation Management. Transportation Management provides the ability to simultaneously optimize transportation plans and execute all transportation moves, inbound, outbound, and inter-company, including freight payment, tracking, and reporting, and build feasible, cost effective consolidated loads that meet customer service and business operating requirements and minimize enterprise-wide transportation costs. The optimized transportation plans can then be automatically shared with carriers via the Internet.

     Manufacturing Planning & Scheduling. Manufacturing Planning & Scheduling ("MPS") enables single- and multi-site planning, detailed scheduling, and real-time communication with the plant floor to deliver simultaneous optimization of constraints and improved customer service. MPS is seamlessly integrated with Constraint-Based Master Planning for enterprise-wide planning. These optimized schedules can be shared with contract manufacturers via the Internet.

     Purchase Planning. Purchase Planning cuts purchasing and expediting costs by optimizing purchase planning decisions and increases customer service through real-time supplier connectivity via the Internet. Purchase Planning enables manufacturers and suppliers to share schedule projections to help ensure that suppliers are able to meet the scheduled material requirements.

     Manugistics NetWORKS. Manugistics NetWORKS ("NetWORKS") provides a business-to-business, electronic commerce solution that enables companies to use the Internet to collaboratively create joint business plans, monitor the execution of those plans, and measure their success, ultimately converting their supply chain into an e-chain. By sharing information with the enterprise and with trading partners via the Internet, customers enjoy real-time response to dynamic market conditions which results in increased sales and market share growth, while lowering supply chain costs. NetWORKS allows the user to tailor business processes to meet the needs of each trading partner, including customers, retailers, distributors, carriers, or suppliers. Just as the Company's other supply chain planning products immediately alert planners within an enterprise of changes along the supply chain, the Supply Chain Broadcast feature of NetWORKS immediately alerts trading partners of changes, enabling them to evaluate and incorporate the effects of the changes and to synchronize their activities accordingly.

     Open Application Integration. The Company's Open Application IntegrationTM ("OAI") application enables the integration of the Company's supply chain solutions with third-party applications, such as ERP, WMS, MES, legacy systems, and data sources, such as data warehouses. OAI can reduce the risk, time, and cost of connecting dynamic, responsive supply chains by providing pre-configured, adaptable integrations to third-party applications that are real-time, business-process based. The capability of OAI to connect the Company to any external application enables companies to assemble unique portfolios of applications based on their specific business needs. Integrations are visualized through a graphical user interface that can make integrations easier and faster to create and customize without the need to develop custom interface programming. The OAI application utilizes an industry-leading enterprise application integration product as the integration engine enabling companies to use one tool to support their corporate integration needs.

     STATGRAPHICS Software. Additionally, the Company markets and supports STATGRAPHICS, a software application containing a comprehensive set of statistical tools to control, manage, and improve the quality of production processes in manufacturing companies. STATGRAPHICS utilizes statistical quality control and design of experiments to implement quality management in individual locations throughout an enterprise or plant. STATGRAPHICS continues to be supported with the appropriate resources allocated to keep the business competitive in the market it serves.

Global Consulting Services:

     A key element of the Company's business strategy is to provide clients with comprehensive solutions to their supply chain planning problems by combining software with professional services that enable clients to derive the maximum benefit from the Company's supply chain products. In order to achieve the benefits of the Company's supply chain planning solution, a client will typically make many changes to its processes and overall operations, including its planning functions, while implementing the Company's software. To assist clients in making these changes, the Company offers a wide range of product-related services, including helping companies develop their supply chain to gain the greatest competitive advantage, business operations consulting, change management consulting, end-user and system administrator education, and training. These services help clients re-engineer their operations to take advantage of the Company's software and of effective supply chain planning.

     These product-related services generally are provided separately from the Company's software in the Company's software license agreement and are provided on a time and materials basis. The Company's product-related services group consisted of 245 employees as of February 28, 1999.

Client Support:

     Another element of the Company's comprehensive solution is to provide on-going support to existing clients. Substantially all of the Company's supply chain planning clients enter into annual product maintenance agreements entitling them to receive product support, including access to a hotline and an electronic bulletin board, and to receive product revisions and enhancements. The Company also uses its client support function to collect information to assist in focusing future product development efforts and in identifying market demand.

     As of February 28, 1999, the Company's client support and maintenance staff consisted of 52 employees.

Product Development:

     The Company's product development efforts are directed toward the development of new complementary products; the enhancement of the capabilities of existing products; expansion of current e-commerce capabilities; enhancements for use in foreign countries and the development of products tailored to the particular requirements of particular industries and foreign language translations. To date, most of the Company's supply chain products have been developed by its internal staff and occasionally supplemented by product acquisitions. Product documentation is generally created internally.

     In developing new products or enhancements, the Company works closely with current and prospective clients, as well as with other industry leaders, to address client needs and requirements. The Company believes that these collaborative efforts will lead to improved software functionality and will result in superior products likely to have greater market demand. The Company maintains committees of users and developers for its products. Among other things, these committees define and rank issues associated with products and discuss product enhancement priorities and directions.

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

     The Company conducts a Product Launch Program for new applications and major enhancements, which allows clients to review design specifications and prototypes and participate in product testing. The Company has also established channels for client feedback, which include periodic surveys and focus groups. In addition, the Company's product development staff works closely with the Company's marketing, sales, support, and services groups to develop supply chain planning software products that meet the needs of its current and prospective clients.

     As of February 28, 1999, the Company's product development staff consisted of 247 employees.

Clients

     The Company's supply chain planning software has been licensed by large organizations in the process manufacturing industries, such as the consumer packaged goods, food and beverage, chemicals, paper, and pharmaceuticals industries, and by clients in the discrete and high-volume repetitive industries, including the apparel, consumer durables, electronics/high technology, and motor vehicles and parts industries. The Company has licensed various combinations of its supply chain planning software products to clients worldwide. The following clients are representative of the Company's client base in terms of their size and the magnitude of revenues generated by their license agreements with the Company. During fiscal 1999, all of these clients have either licensed software products from the Company or its distributors, or purchased maintenance, consulting, or other services, or both, from the Company. See "Sales and Marketing."

Consumer Packaged Goods                                    Chemicals and Petrochemicals
Chelsea Building Products                                  BASF Corporation
Eveready Battery Co., Inc.                                 Dow Chemical Company, Limited
General Electric Company                                   E.I. du Pont de Nemours and Company
The Gillette Company                                       Exxon Company, International
Lever Brothers Company                                     Mobil Oil Corporation
The Procter & Gamble Company                               The Rohm & Haas Company
Revlon Consumer Products Corporation
                                                           Consumer Electronics/High Technology
Food & Beverage                                            Analog Devices, Inc.
AmeriServe Food Distribution, Inc.                         Carolina Circuits
Coors Brewing Company                                      Condumex, Inc.
Frito-Lay, Inc.                                            Hewlett-Packard Company
McDonald's  Corporation                                    IBM Corporation
Nabisco, Inc.                                              Lexmark International, Inc.
Ocean Spray Cranberries, Inc.                              Philips Consumer Electronics Company
Perdue Farms Inc.
Starbucks Corporation                                      Motor Vehicles and Parts
                                                           Automotive Products plc
Retail Drug/Mass Merchandise/Specialty                     BMW AG
Retail                                                     Deere & Co.
CVS, Inc.                                                  Harley-Davidson, Inc.
Dayton Hudson Corporation                                  Mitsubishi Motor Sales of America
Kmart Corporation                                          PPG Industries, Inc.
OfficeMax, Inc.                                            Tenneco Automotive-Monroe Auto Equipment
Rite Aid Corporation
Staples, Inc.                                              Paper
Toys `R' Us, Inc.                                          Fort James Corporation
Wal-Mart Stores, Inc.                                      Mead Corporation
                                                           Rayonier
Apparel                                                    Sweetheart Cup Company, Inc.
Coteminas
Kayser-Roth Corporation                                    Grocery
Levi Strauss & Co.                                         Food Lion, Inc.
The Limited                                                The Kroger Co.
Russell Corporation                                        Richfood, Inc.
The Timberland Company                                     Safeway Stores, Inc.
                                                           Winn-Dixie Stores, Inc.

     The Company provides its software products to clients under a non-exclusive, non-transferable license agreement. The Company does not sell or transfer title of its products to its clients in order to protect its intellectual property rights. Under the Company's current standard form license agreement, licensed software may be used solely for the clients internal operations.

Sales and Marketing

     The Company's supply chain planning sales operation for North and South America is headquartered at the Company's offices in Rockville, Maryland and includes field sales personnel in the Atlanta, Philadelphia, Hartford, Charlotte, Chicago, Columbus, Dallas, Denver, Detroit, Los Altos, Los Angeles, Ottawa, San Francisco, Sao Paulo (Brazil), and Toronto metropolitan areas. The Company's direct sales organization focuses on licensing supply chain planning software to large, multi-national companies, as well as mid-sized companies with significant supply chain issues.

     The Company markets its products in regions outside of North and South America primarily through subsidiaries. The Company's British, German, French, Belgian, and Dutch subsidiaries, located in Bracknell, England; Ratingen, Germany; Paris, France; Brussels, Belgium; and Utrecht, The Netherlands, respectively, provide direct sales, services, support, or both, of supply chain planning software, primarily to customers located in continental Europe and the United Kingdom. In fiscal 1998, the Company established a subsidiary in Tokyo, Japan to license and support its software in Japan. The Company also has a subsidiary in Australia for sales and support to customers in the Pacific Rim. The Company adapts its software for use in international markets by addressing different languages, different standards of weights and measures, and other operational considerations. In fiscal 1999, approximately 30% of the Company's total licensing and services revenues were attributable to sales outside the United States and Canada. See Note 11 of Notes to Consolidated Financial Statements.

     The Company also uses indirect sales channels, such as complementary software vendors, third-party alliances and distributorships. See "Alliances and Partnering." Using these channels, the Company seeks to increase the market penetration of its supply chain planning software products by collaborating on joint marketing and sales activities. These relationships enhance the Company's sales resources into target markets and expand its expertise to bring optimum supply chain solutions to prospects and clients.

     The Company supports its supply chain planning sales activities by conducting a variety of marketing programs, including an annual industry supply chain event called Working as One, client "steering committees," and appearances at industry conferences such as those organized by the American Production and Inventory Control Specialists ("APICS") organization, Supply Chain World, Retail Systems, and Auto-Tech. The Company also participates in product demonstration seminars and client conferences hosted by complementary software vendors. In addition, the Company conducts lead-generation programs including advertising, direct mail, public relations, seminars, telemarketing, and ongoing client communication programs.

     The Company had 113 employees engaged in sales activities, 40 employees engaged in marketing activities, and 109 employees engaged in business development consulting activities as of February 28, 1999.

     The Company licenses its STATGRAPHICS product in the U.S. and in other countries through independent distributors, national resellers, and local dealers.

Alliances and Partnering

     The Company has established business alliances or partnerships with leading software companies, consulting firms, affiliate resellers, and other complementary vendors. The Company has entered into joint marketing agreements with Glovia International, L.L.C., J. D. Edwards, Oracle Corporation, and System Software Associates, as well as a number of other prominent software companies, which generally provide that the Company and these companies will conduct joint marketing activities. In support of these joint efforts, the Company's OAI framework is being enhanced to integrate the Company's supply chain planning software with the software applications of the companies mentioned above and other ERP, warehouse management, manufacturing execution, customer relationship management, configuration, and other related application vendors.

     The Company continues to develop relationships with leading consulting firms in order to provide marketing leverage to the Company's own marketing efforts. For example, Andersen Consulting displays the Company's supply chain planning software at its Centers of Excellence in Chicago, Atlanta, and London. Similarly, the Company works closely with CSC, E&Y, IBM, KPMG, and PWC. The Company's' products are installed in a CSC solution center in Cleveland, Ohio, at an IBM demonstration facility in Lexington, Kentucky, and solution centers operated by E&Y, and PWC, and at KPMG's solution center in Tysons Corner, Virginia. The Company also has formal relationships with many national and major regional consulting firms including Arthur Andersen LLP, Computer Associates Global Professional Services, Clarkston-Potomac, and others. In addition to formal programs, the Company cooperates with other professional services firms informally on a client-by-client basis.

License Agreements and Pricing

     Software products license revenues consist principally of fees generated from licenses of software products. In consideration of the payment of license fees, the Company generally grants nonexclusive, nontransferable, perpetual licenses which are primarily business unit and user specific. License fee arrangements vary depending upon the type of software product being licensed and the computer environment. License fees are based primarily on which products are licensed and on the number of users or locations. Licensing dollar amounts for supply chain planning software products range up to several million dollars for a larger scope of supply chain initiatives.

     Clients may obtain support services and maintenance for an annual fee, depending on the level of support and the size of the license fee. The support and maintenance fee is generally billed annually and is subject to changes in solution support list prices. The Company also provides pre-installation assistance, systems administration, training, and other product-related services, generally on a time and materials basis. This allows the customer to determine the level of support or services appropriate for its needs.

Competition

     The market for supply chain planning software is highly competitive. Other applications software vendors, including companies targeting mainframe or mid-range clients, and certain professional services organizations, including such vendors as i2 Technologies, Inc., Logility, Inc., and Numetrix, Inc. offer products that are directly competitive with some of the software applications marketed by the Company. In addition, certain ERP vendors, most of which are substantially larger than the Company, have acquired or developed supply chain planning software companies, products, or functionality, or have announced intentions to develop and sell supply chain planning solutions, including such vendors as Baan Company N.V., PeopleSoft, Inc., and SAP AG.

     The principal competitive factors in the supply chain planning software markets served by the Company include product functionality and quality, product suite integration, ease of use, customer service and satisfaction, ability to provide customer references, product support, product-related services, compliance with industry standards and requirements, ability of solution to generate business benefits, vendor reputation, and, in international markets, availability in foreign languages. The Company believes that its principal competitive advantages are its comprehensive, integrated solution, its significant list of referenceable clients, its substantial investment in product development, the strength of its solutions to generate business benefits, the speed at which the solution generates returns or is implemented, its client support, and its extensive knowledge of supply chain planning.

Proprietary Rights and Licenses

     The Company regards its software as proprietary and relies on a combination of trade secret, copyright, and trademark laws; license agreements; confidentiality agreements with its employees; and nondisclosure and other contractual requirements imposed on its clients, consulting partners, and others to protect proprietary rights in its products. The Company distributes its supply chain planning software under software license agreements, which typically grant clients nonexclusive, nontransferable licenses to the Company's products and have perpetual terms unless terminated for breach. Under these license agreements, the Company retains all rights to market its products. Use of the licensed software is usually restricted to the customer's internal operations and for designated users. Use is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software. The Company also seeks to protect the source code of its software as a trade secret and as an unpublished, copyrighted work.

Employees

     As of February 28, 1999, the Company had 912 full-time regular employees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are generally good.

Item 2.  Properties.

     The Company's principal sales, marketing, product development, support, and administrative facilities are located in Rockville, Maryland, where the Company leases approximately 122,000 square feet of office space under a lease agreement which expires on April 30, 2002. The Company leases approximately 52,000 square feet of additional office space under a lease agreement that expires on July 31, 2000. This space is located in a building a few miles from the Company's headquarter facilities. The Company leases approximately 41,000 square feet of additional office space under lease agreements expiring on or before October 31, 1999. The Company anticipates that in light of the recent reduction in workforce in connection with the restructuring, it will not be renewing the leases. This space is located in a complex adjacent to the Company's headquarters facilities. Finally, the Company leases office space for its 11 sales, service, and product development offices in the United States and its subsidiaries in North America, South America, Europe, and Asia/Pacific. As part of the corporate-wide restructuring of the organization which took place in the fourth quarter of fiscal 1999, the Company consolidated several of its offices.

     In order to consolidate the Company's three facilities located in the Rockville, Maryland area, the Company entered into an agreement effective as of March 26, 1998 ("Site Agreement") with a commercial real estate developer, Boston Properties, to lease a new office building of approximately 300,000 square feet to be built at a site near its current headquarters in Rockville, Maryland. The Company anticipated taking occupancy of the new facility in the spring of the year 2000. Pursuant to the Site Agreement, Boston Properties commenced development of the site. Due to the Company's operating losses in fiscal 1999, and its restructuring, including a significant reduction in employees, the Company's need for expansion space has been greatly reduced. The Site Agreement does not address early termination due to reduced need. The Company has been in negotiations with Boston Properties to effect a mutual termination of the Site Agreement. In management's opinion, any liability that may ultimately result from the resolution of this matter in excess of amounts provided would not be likely to have a material adverse effect on the financial position of the Company.

Item 3.  Legal Proceedings.

     In the ordinary course of business, the Company is a party to legal proceedings and claims. In addition, from time to time, the Company may have contractual disagreements with certain clients concerning the Company's products and services. The Company has established accruals related to such matters that are probable and reasonably estimable. In management's opinion, any liability that may ultimately result from the resolution of these matters in excess of amounts provided would not be likely to have a material adverse effect on the financial position of the Company.

     On March 7, 1997, the Company, as part of the acquisition of certain assets of Information Resources, Inc. ("IRI"), entered into several agreements with IRI, including a Data Marketing and Guaranteed Revenue Agreement ("Agreement") and an Asset Purchase Agreement ("Purchase Agreement"). The Agreement set forth the obligations of the parties with regard to revenues to be paid to IRI from the sale by the Company of specified products to be provided by IRI. Under the terms of the Agreement, the Company guaranteed revenue to IRI in a total amount of $16.5 million over a period of years following execution of the Agreement by way of three separate revenue streams. As part of the $16.5 million commitment, the Company agreed to guarantee revenues to IRI in a total amount of $12 million through three separate payments over an initial three (3) year period from execution of the agreement ("First Revenue Stream").

     In discussions with IRI with respect to the Company's refusal to make payments of the First Revenue Stream, the Company asserted that its ability to generate revenues from the sale of IRI's products (from which such First Revenue Stream payments were to be derived), was directly attributable to the fact that such products were impaired and were therefore not saleable. Under the terms of the Agreement, impairment of the IRI products would constitute grounds for restructuring or modifying the payment obligations with regard to the First Revenue Stream, or both. In such discussions, IRI disputed the Company's characterization of its products as impaired. IRI disagreed, stating that no impairment existed, or if one did, that any impairment had been corrected. As previously reported by the Company, the parties discussed their disagreement over the impairment issue until IRI filed a complaint in the Circuit Court of Cook County, Illinois on January 15, 1999. The complaint alleges breach of the Agreement and seeks damages in an amount in excess of $11.9 million, for the Company's alleged failure or anticipatory failure to make guaranteed payments in the amount of $12 million. The complaint also alleges a breach of a separate Non-Competition and Non-Solicitation Agreement, executed at the same time as the Agreement, seeking damages in an amount in excess of $100,000. The Company filed a Motion to Stay Proceedings and Compel Arbitration, which was granted as to the claim under the Agreement and denied as to the claim under the Non-Competition and Non-Solicitation Agreement. Arbitration proceedings have not yet commenced; the civil action is in the early stages of discovery. It is not possible at this time to predict the outcome of the arbitration or litigation or the amount or nature of any loss. If the litigation is not resolved satisfactorily to the Company, the Company's financial condition and results of operations could be materially adversely affected.

  The Company received notice from IRI of the dismissal of the lawsuit filed against IRI by Think Systems Corporation on April 2, 1999. Such dismissal was a condition precedent to the obligation of Manugistics, Inc. to proceed to a Second Closing pursuant to the Purchase Agreement. IRI has requested that the parties proceed to such Second Closing which relates to the transfer of ownership of certain assets from IRI to Manugistics Services, Inc. Further, under the Agreement, the dismissal of the Think Systems lawsuit triggers the commencement of a second revenue stream under the Agreement. The second revenue stream represents a total guaranteed revenue of $1.75 million for the first and second year following the Second Closing and $2.25 million for the third revenue year following the second closing.

     As previously reported by the Company in its Current Report of Form 8-K dated June 18, 1998, a number of lawsuits were filed in various Federal District Courts alleging disclosure violations under the federal securities laws against the Company, its Chairman and then Chief Executive Officer, and its Chief Financial Officer, arising from alleged omissions and misrepresentations by the Company and these two individuals regarding the Company's business, operations, and financial condition. Each complaint seeks class action status on behalf of purchasers of the Company's common stock during certain specified periods and seeks unspecified monetary damages. The actions have been consolidated in the District of Maryland and an amended consolidated complaint filed by the plaintiffs. On or about May 6, 1999, the Company moved to dismiss the consolidated complaint. Plaintiffs have not yet filed an opposition motion to the Company's motion to dismiss. It is not possible at this time to predict the outcome of the litigation or the amount or nature of any loss.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On December 4, 1998, the Company held a Special Meeting of Shareholders. At the meeting, the shareholders approved (a) amendments to the Company's Employee Stock Option Plan (the "ESOP") to specifically permit, subject to prior shareholder approval, the surrender of options held thereunder by employees who are not executive officers or directors of the Company and the reissuance of such options at a lower exercise price; and (b) the making of an offer to reprice certain options outstanding under the ESOP (as so amended) in accordance with the terms specified in the Proxy Statement (with 13,309,187 affirmative votes, 1,575,206 against, and 68,124 abstentions).

Item 4A.  Executive Officers of the Registrant.

     The name, age, and position held by each of the executive officers of the Company or Manugistics, Inc., its principal operating subsidiary, are as follows:

Name                          Age       Position
----                          ---       --------
Gregory J. Owens.........      39       Chief Executive Officer and President

William M. Gibson........      54       Chairman of
                                        the Board of Directors

Mary Lou Fox.............      56       Senior Vice President, Consulting Services

Jeffrey L. Holmes........      49       Senior Vice President, North American Sales
                                        Operations

Eric J. Hughey...........      48       Senior Vice President, Supply Chain Products

Peter Q. Repetti.........      37       Senior Vice President and Chief Financial Officer

     Mr. Owens became Chief Executive Officer and President of the Company in April 1999. From 1993 to 1999, Mr. Owens served as the Global Managing Partner for the Andersen Consulting Supply Chain Practice, the largest supply chain consulting practice with over $1.4 billion in revenue in 1998. Mr. Owens joined Andersen Consulting in 1990. A copy of Mr. Owens' Employment Agreement dated April 25, 1999, with the Company appears as Exhibit 10.28 to this Annual Report of Form 10-K.

     Mr. Gibson has served as Chairman of the Board of the Company since its formation in 1986. From 1986 until April 1999, Mr. Gibson also served as Chief Executive Officer and President of the Company. From 1983 until 1986, when it was purchased by the Company, Mr. Gibson served as Chief Executive Officer, President, and Chairman of the Board of STSC, Inc. (now Manugistics, Inc.). He joined STSC, Inc. as Executive Vice President and Chief Operating Officer in 1982.

     Ms. Fox has served as Senior Vice President, Consulting Services since January 1999. From September 1998 to January 1999, she served as Senior Vice President, Supply Chain Products. From November 1997 to September 1998, she served as Senior Vice President, Product and Industry Marketing. From April 1993 to November 1997, she served as Senior Vice President, Professional Services Division. She joined STSC, Inc. in 1982 as a Senior Systems Analyst and subsequently served in various technical and professional services roles and as Vice President, Professional Services, from March 1990 through March 1993.

     Mr. Holmes has served as Senior Vice President, North American Sales Operations since April 1999. From October 1998 to April 1999, he served as Vice President, Industry Solutions. From January 1997 to October 1998, he served as Vice President, Consumer Products Industry. He joined the Company in October 1996 as Director of Marketing, Consumer Products. From 1995 to 1996, Mr. Holmes served as Logistics and Commercial Director for Mars Incorporated. From 1993 to 1995, Mr. Holmes served as Logistics Director for Mars, L.L.C. in Russia.

     Mr. Hughey has served as Senior Vice President, Supply Chain Products since April 1999. He joined the Company in January 1998 as Vice President, Applications. From April 1993 through January 1998, Mr. Hughey served as Vice President, Development for Marcam Corporation.

     Mr. Repetti has served as Senior Vice President and Chief Financial Officer since November 1997. From April 1996 to November 1997, Mr. Repetti served as Vice President, Finance and Administration and Chief Financial Officer. From 1994 to 1996, Mr. Repetti served as Vice President, Finance. From 1990 to 1994, he served as Director of Financial Planning and Analysis for USAir Group, Inc.

     Under the terms of Mr. Owens' Employment Agreement, referred to above, the Company has granted to Mr. Owens options to purchase a total of 2,000,000 shares of the Company's Common stock (subject to anti-dilution adjustment under certain circumstances), at a price of $7.81 per share. The Company will grant to Mr. Owens additional options to purchase up to a total of 1,000,000 shares of its Common Stock, subject to satisfaction of certain performance conditions relating to the market price of the Company's Common stock. The Company has entered into termination of employment agreements with three of its former executive officers, David Roth, Joseph Broderick and Keith Enstice. These Agreements appear as Exhibits 10.29, 10.30 and 10.31, respectively to this Annual Report on Form 10-K.

     There are no family relationships among any of the executive officers or directors of the Company. Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock, $.002 par value per share, trades on The Nasdaq Stock Market under the symbol "MANU." The following table sets forth the high and low closing prices in dollars per share for the respective quarterly periods over the last two fiscal years, as reported in published financial sources. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal Year 1999                    High          Low
----------------                    ----          ---
First Quarter                       66 3/8        25 1/4
 (ended May 31, 1998)
Second Quarter                      31 1/2        14
 (ended August 31, 1998)
Third Quarter                       16 1/2         6 1/8
 (ended November 30, 1998)
Fourth Quarter                      17 3/8         7 1/2
 (ended February 28, 1999)

Fiscal Year 1998                    High          Low
----------------                    ----          ---

First Quarter                       34            14 7/8
 (ended May 31, 1997)
Second Quarter                      49 3/4        30
 (ended August 31, 1997)
Third Quarter                       45 3/4        28 1/2
 (ended November 30, 1997)
Fourth Quarter                      48 1/2        35 7/8
 (ended February 28, 1998)

     As of June 11, 1999, there were approximately 404 stockholders of record and approximately 16,500 beneficial owners of the Company's common stock, according to information provided by the Company's transfer agent.

     The Company has never declared or paid any cash dividends on its common stock and does not intend to do so in the foreseeable future. It is the present intention of the Company to retain any future earnings to provide funds for the operation and expansion of its business. In addition, the Company has an unsecured committed revolving credit facility with a commercial bank that will expire on September 30, 1999, unless it is renewed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements. During the term of the facility, the Company is subject to a covenant not to declare or pay cash dividends to holders of its common stock. Future payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors may deem relevant, and will be subject to the covenants contained in the credit facility.

Recent Sale of Unregistered Securities

None

Item 6.  Selected Financial Data.

     Selected consolidated financial data with respect to the Company for each of the five fiscal years in the period ended February 28, 1999 are set forth below. This data should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto for the corresponding periods, which are contained in Part IV of this Form 10-K.

                                                                   Fiscal Year Ended February 28 or 29,
                                                 1999             1998           1997          1996            1995
                                             -------------    ------------  -------------  ------------    -----------
                                                                  (in thousands, except per share data)
Statement of Operations Data:
  Revenues:
   License fees                               $  73,802         $ 107,547      $  54,342     $  33,111       $  26,483
   Consulting, maintenance, and other
    Services                                    103,762            72,716         45,865        33,865          25,334
                                             ----------       -----------    -----------   -----------     -----------
      Total revenues                            177,564           180,263        100,207        66,976          51,817

  Operating expenses:
   Cost of license fees                          13,415            11,102          5,011         3,070           3,060
   Cost of consulting, maintenance, and
    Other services                               50,585            33,213         19,618        15,181          12,990
   Sales and marketing                          103,006            66,228         34,961        22,933          17,491
   Product development                           49,389            32,794         18,889        12,133           8,127
   General and administrative                    19,828            14,639          9,344         6,664           5,617
   Restructuring costs (1)                       33,775                --             --            --              --
   Acquisition-related expenses (1)               3,095                --             --            --              --
   Purchased research and development (2)            --            47,340          3,697            --              --
                                             ----------       -----------     ----------    ----------     -----------
      Total operating expenses                  273,093           205,316         91,520        59,981          47,285

  (Loss) income from operations                 (95,529)          (25,053)         8,687         6,995           4,532
  Other income - net                              2,362             2,863          1,047         1,144             658
                                            -----------       -----------    -----------    ----------     -----------
  (Loss) income before income taxes             (93,167)          (22,190)         9,734         8,139           5,190
  Provision (benefit) for income taxes            2,945            (9,025)         5,077         3,064           1,801
                                            -----------       -----------    -----------    ----------     -----------

  Net (loss) income                           $ (96,112)        $ (13,165)     $   4,657     $   5,075       $   3,389
                                            ===========       ===========    ===========    ==========     ===========
  Basic (loss) income per share               $   (3.64)        $   (0.56)     $    0.22     $    0.24       $    0.17
                                            ===========       ===========    ===========    ==========     ===========
  Shares used in basic share computation         26,402            23,484         21,657        20,909          19,982
                                            ===========       ===========    ===========    ==========     ===========

  Diluted (loss) income per share            $    (3.64)        $   (0.56)     $    0.20     $    0.23       $    0.16
                                            ===========       ===========    ===========    ==========     ===========

  Shares used in diluted share computation       26,402            23,484         23,159        21,935          20,880
                                            ===========       ===========    ===========    ==========     ===========

(1) During fiscal 1999, the Company incurred charges to operations totaling $33.8 million for certain restructuring costs related to management's plan to reduce costs and improve operating efficiencies. The Company also recorded a deferred tax provision of $5.1 million as a result of establishing a valuation allowance against its deferred tax assets. Also during fiscal 1999, the Company incurred a non-recurring charge to operations totaling $3.1 million for certain acquisition-related expenses in connection with the business combination involving TYECIN Systems, Inc. The impact of these charges on basic and diluted loss per share was $1.59 per share for fiscal 1999. Excluding the effect of these charges, basic and diluted loss per share would have been $2.05.

(2) During fiscal 1998 and 1997, the Company incurred non-recurring, non-cash charges to operations totaling $47.3 million (or $28.6 million, net of $18.7 million tax benefit) and $3.7 million, respectively, in connection with the write-off of purchased research and development which had not yet reached technological feasibility and had no alternative future use. The impact of these charges on basic and diluted (loss) income per share was ($1.22) and ($1.09), respectively, in fiscal 1998, and ($.17) and ($.16)
     respectively, in fiscal 1997. Excluding the effect of these non-recurring, non-cash charges, basic and diluted income per share would have been $.66 and $.59, respectively, in fiscal 1998, and $.39 and $.36, respectively, in fiscal 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Manugistics Group, Inc. (the "Company") is a leading provider of solutions for customer-centric supply chain optimization with the largest number of clients of any supply chain planning vendor. The Company's solutions are comprised of software products and related services that enable clients to improve the efficiency at which products flow within and among companies from raw materials or parts through manufacturing to delivery of product to the end customer. The Company's solutions enable its clients to create and optimize their supply chains around their customers and are quick to implement, adapt easily to change, and deliver rapid results.

     With the Company's suite of supply chain software products, clients can make improved operational decisions, resulting in increased revenues, reduced inventories, improved customer service, improved relationships among trading partners, greater speed to market, and lower overall costs throughout the supply chain, with results achievable in as little as eight weeks. The Company currently has clients in a broad spectrum of industries around the world. The Company's products are primarily targeted at companies with dynamic supply chains and, increasingly, at those that desire to take advantage of emerging e-commerce opportunities.

     The Company's integrated suite of strategic, tactical, and operational supply chain planning software products addresses the four key operational areas of supply chain planning: demand planning, supply planning, manufacturing scheduling, and transportation management and enables collaboration within and among enterprises. That is, the Company's clients can collaborate with their suppliers, their customers, and other third parties.

     During fiscal 1999, the Company experienced declines in license fee revenues and share of the supply chain planning software market compared to prior years. The decline in demand, increased price competition, and the resulting losses, led to the Company's decision to restructure its business during fiscal 1999 to reduce its operating expenses, improve its competitiveness, and to attempt to return to profitability. The Company's restructuring included significant headcount reductions, reorganization of the Company's senior management team, hiring of a new Chief Executive Officer, and an increased focus on core competencies and target markets and increased investments in the Company's leading initiatives in e-commerce enabled supply chain solutions. The Company believes that restructuring actions initiated in fiscal 1999, will decrease operating expenses in fiscal 2000 compared with fiscal 1999. There can be no assurances that the Company's restructuring actions and decrease in operating expenses will be sufficient to offset the Company's decrease in license fee revenues and return the Company to sustainable profitability.

Results of Operations

     The following table sets forth statement of operations data for the three years ended February 28, 1999, expressed as a percentage of total revenues:

                                                                                Year ended February 28,
                                                                       1999              1998              1997
                                                                   ------------      -----------        -----------
REVENUES:
 License fees                                                              41.6%             59.7%             54.2%
 Consulting, maintenance, and other services                               58.4%             40.3%             45.8%
                                                                   ------------      ------------       ------------
  Total revenues                                                          100.0%            100.0%            100.0%

OPERATING EXPENSES:
 Cost of license fees                                                       7.6%              6.2%              5.0%
 Cost of consulting, maintenance and other services                        28.5%             18.4%             19.6%
 Sales and marketing                                                       58.0%             36.7%             34.9%
 Product development                                                       27.8%             18.2%             18.8%
 General and administrative                                                11.2%              8.1%              9.3%
 Acquisition-related expenses                                               1.7%               --                --
 Restructuring costs                                                       19.0%               --                --
 Purchased research and development                                          --              26.3%              3.7%
                                                                   ------------      ------------       ------------
  Total operating expenses                                                153.8%            113.9%             91.3%
                                                                   ------------      ------------       ------------

(LOSS) INCOME FROM OPERATIONS                                             (53.8%)           (13.9%)             8.7%

OTHER INCOME - NET                                                          1.3%              1.6%              1.0%

(LOSS) INCOME BEFORE INCOME TAXES                                         (52.5%)           (12.3%)             9.7%

PROVISION (BENEFIT) FOR INCOME TAXES                                        1.7%             (5.0%)             5.1%

NET (LOSS) INCOME                                                         (54.1%)            (7.3%)             4.6%

Revenues:

     The Company licenses software under non-cancelable license agreements and provides related services, including installation, consulting, and maintenance. License fees are generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, no significant production, modification, or customization of the software is required, and collection is considered probable. Fees are allocated to the various elements included in license agreements based on the Company's historical fair value experience. Fees related to consulting and implementation services are recognized as the services are performed. When the Company enters into a license agreement with a client that requires significant customization or paid enhancement of the software products, the Company recognizes revenue related to the license agreement using contract accounting.

     License fees. The Company's license fees consist primarily of software license revenues from direct sales. The Company also earns license fees through indirect channels, primarily through complementary software vendors, consulting firms, distributors, and systems integrators.

     License fees decreased to $73.8 million for the year ended February 28, 1999 from $107.5 million for the year ended February 28, 1998, and increased from $54.3 million for the year ended February 28, 1997. License fees as a percentage of total revenues were 42% in fiscal 1999 as compared to 60% in fiscal 1998 and 54% in fiscal 1997. License fees decreased in fiscal 1999 because of, among other factors, sales execution issues and certain external factors described below.

     The Company's direct sales force execution suffered from the rapid sales force expansion that occurred in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999, which resulted in delays in the new sales employees becoming productive; the major sales territory re-alignment that resulted from the rapid sales force expansion and changing to a vertical market organization of the sales force; and certain issues with the integration of the products and operations of ProMIRA Software, Inc. ("ProMIRA") and TYECIN Systems, Inc. ("TYECIN"). See "Factors that May Affect Future Results."

     External factors compounded the Company's sales execution problems and affected its ability to generate license fee revenues, including new and stronger competitive forces, issues impacting clients and prospects such as the Year 2000 problem, and concerns with global economic conditions. These factors lengthened or deferred sales cycles as clients diverted budgets and other resources to accommodate testing and preparation for the Year 2000 and postponed licensing decisions. In addition, the Company's operating results during fiscal 1999 raised concerns with clients and prospects about the Company's financial viability, which tended to lengthen sales cycles. The Company believes that these concerns adversely affected the Company's ability to generate license fee revenues.

     Although there has been variation in license fees as a percentage of total revenues over the past few quarters, the Company anticipates that license fees are likely to represent approximately 40% to 45% of total revenues for fiscal 2000. See "Forward Looking Statements" and "Factors That May Affect Future Results."

     Consulting, maintenance, and other services. Consulting, maintenance, and other services ("services"). Services revenues primarily consist of fees from software implementation engagements and the related training, consulting, and maintenance revenues. Revenues from software implementation and consulting engagements are recognized as the services are performed and are billed on a time and materials basis. Maintenance revenues are recognized ratably over the maintenance contract, and payments for maintenance fees are typically made in advance of the support period. The software implementation process typically requires two to twelve months to complete, depending on the complexity, scope of the project, and client resources available. Services revenue increased to $103.8 million for the fiscal year ended February 28, 1999 from $72.7 million and $45.9 million for the fiscal years ended February 28, 1998 and 1997, respectively. As a percentage of total revenues, services were 58% in fiscal 1999 as compared to 40% and 46% in fiscal 1998 and 1997, respectively. These increases in services revenues are primarily related to the continuation of customer implementations from the license fee transactions in the fourth quarter of fiscal 1998 and the first three quarters of fiscal 1999. The Company typically begins to recognize services revenues in the months following initiation of the implementation of software, which generally occurs within a few weeks after execution of the license agreement. In addition, the increase in the number of existing clients over time has resulted in additional training and other consulting services revenues.

     Maintenance revenues increased following the increase of clients that have licensed the Company's software products and entered into annual maintenance contracts. Maintenance revenues tend to track software license fee transactions in prior periods. In the past three fiscal years, approximately 95% of customers with maintenance contracts have renewed these contracts.

Operating Expenses:

     General. In fiscal 1999, the Company incurred, and anticipates that it will continue to incur, relatively high levels of expenditures for both sales and marketing, product development; expansion of product innovation to enable companies to take advantage of e-commerce opportunities, interface, and integration technology; and expanding its indirect distribution channels through alliances with complementary software vendors and consulting and implementation organizations. In addition, the Company will continue to implement its overall cost containment program as it pursues its goal of returning to profitability.

     The Company bases its expense levels upon anticipated future revenues. Since actual revenues were below those anticipated in fiscal 1999, the Company expanded its efforts to contain expense growth in the quarter ended February 28, 1999 with a company-wide restructuring. See "Operating Expenses - Restructuring costs."

     Cost of license fees. Cost of license fees consists of amortization of capitalized software development costs, and cost of goods and other, which includes royalty fees associated with third-party software included with the Company's licensed software, and amortization of goodwill associated with certain recent acquisitions. Software development costs and acquired research and development costs are amortized at the greater of the amount computed using either (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release, or (b) the ratio that current gross revenues from the product bears to the total current and anticipated future gross revenues. Generally, an economic life of two to five years is assigned to capitalized software development costs. Goodwill is amortized over five years.

     Cost of license fees increased to $13.4 million for the fiscal year ended February 28, 1999 from $11.1 million and $5.0 million for the fiscal years ended February 28, 1998 and 1997, respectively. As a percentage of license fee revenues, cost of license fees were 18% for the fiscal year ended February 28, 1999 as compared to 10% in fiscal 1998 and 9% in fiscal 1997. The increase in cost of license fees is largely due to additional amortization expense of capitalized software costs following the general commercial release of new supply chain planning software products. In addition, amortization of goodwill associated with the acquisition of ProMIRA in the fourth quarter of fiscal 1998 and royalties paid for third-party software included with the Company's licensed software has also increased the cost of license fees.

     Cost of consulting, maintenance, and other services. Cost of services increased to $50.6 million for the fiscal year ended February 28, 1999 from $33.2 million and $19.6 million for the fiscal years ended February 28, 1998 and 1997, respectively. As a percentage of services revenues, cost of consulting, maintenance, and other services were 49% for the fiscal year ended February 28, 1999 as compared to 46% in fiscal 1998 and 43% in fiscal 1997. The increase in cost of consulting, maintenance, and other services primarily resulted from hiring additional consultants during the first part of fiscal 1999, increasing product support and training personnel in both domestic and foreign locations.

     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions, promotional events, and advertising. Sales and marketing expenses increased to

$103.0 million for the fiscal year ended February 28, 1999 from $66.2 million and $35.0 million for the fiscal years ended February 28, 1998 and 1997, respectively. As a percentage of total revenues, sales and marketing expenses were 58 for the fiscal year ended February 28, 1999 as compared to 37 in fiscal 1998 and 35 in fiscal 1997. Sales and marketing expenses increased primarily because the Company added new personnel in both its domestic and foreign locations throughout fiscal 1999. However, the Company significantly reduced its sales and marketing workforce in January 1999 as part of its corporate-wide restructuring. See "Item 1. Business," "Overview," and
"Strategy -Reorganize the Company." The Company also incurred promotional costs to establish new offices and enhance its presence in foreign locations. As a result of the Company's efforts to hire and train employees, broaden its global presence, and promote its products, sales and marketing expenses increased as a percentage of total revenues for fiscal 1999 and 1998.

     Product development. The Company records product development expenses net of capitalized software development costs for products that have reached technological feasibility in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

     The Company's gross development costs were approximately $59.5 million, $43.1 million, and $25.7 million for fiscal 1999, 1998, and 1997, representing 33%, 24%, and 26%, respectively, of total revenues. The Company's net product development expenses were approximately $49.4 million, $32.8 million, and $18.9 million for fiscal 1999, 1998, and 1997, representing 28%, 18%, and 19%, respectively, of total revenues. The Company capitalized internally developed software costs of $10.1 million, $10.3 million, and $6.8 million for fiscal 1999, 1998, and 1997, representing 17%, 24%, and 26%, respectively, of gross product development costs. Software development costs are amortized at the greater of the amount computed using either (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release, or (b) the ratio that current gross revenues bears to the total current and anticipated future gross revenues. Generally, an economic life of two to five years is assigned to capitalized software development costs.

     Gross product development costs and net product development costs increased primarily because the Company hired additional developers of supply chain planning software to develop new software products and new versions of existing products, modify its products to enable them to address the requirements of new markets, and to incorporate new technologies and capabilities into the Company's product offerings. As a percentage of total revenues, net product development expenses increased for fiscal 1999, largely because the Company has made and expects to continue to make product development expenditures as it pursues its strategy of developing and delivering new products and new capabilities as well as ongoing efforts to ensure integration with software products of other vendors. See "Forward Looking Statements" and "Factors That May Affect Future Results."

     General and administrative. General and administrative expenses consist primarily of personnel, infrastructure expenses, and the fees and expenses associated with legal, accounting, and other functions. General and administrative expenses increased to $19.8 million for the fiscal year ended February 28, 1999 from $14.6 million and $9.3 million for the fiscal years ended February 28, 1998 and 1997, respectively. As a percentage of total revenues, general and administrative expenses were 11% for the fiscal year ended February 28, 1999 as compared to 8% in fiscal 1998 and 9% in fiscal 1997. The increase in general and administrative expenses is related to expenditures necessary to accommodate business decisions made in the areas of sales personnel, acquisitions, and international operations.

     Acquisition-related expenses. The Company acquired TYECIN by merger in June 1998. The Company accounted for the acquisition as a pooling of interests and recorded a non-recurring charge during the second quarter of fiscal 1999 of approximately $3.1 million for certain expenses related to this transaction, including, among other items, accounting, legal, and severance fees.

     Restructuring costs. In the third and fourth quarters of 1999, the Company announced and implemented a restructuring plan aimed at reducing costs and returning the Company to profitability. The restructuring plan was necessitated due to the Company's poor financial performance throughout fiscal 1999, which resulted from various factors including but not limited to poor sales execution, new and stronger competitive factors, lengthening of sales cycles, and prospects' concerns about the Year 2000 and global economic conditions. The Company reorganized to focus on its core business of providing supply chain solutions to companies with dynamic supply chains, specifically those in the customer-driven industries. The Company is also expanding its product innovation to support transforming the supply chain to an e-chain, interface and integration technologies, and broadening its distribution channels. Once the plan is fully executed, the Company anticipates that its quarterly operating expenses would be reduced from approximately $60 million to approximately $40 million to $45 million. The Company anticipates that these cost savings will approximate $60 to $80 million on an annualized basis. As a result of the restructuring, the Company recorded charges of $700,000 and $33.1 million in the third and fourth quarters, respectively, in fiscal 1999. The components of the charge included (in thousands):


          Severance and related benefits                $      4,094
          Lease obligations and terminations                  20,200
          Write-down of property, equipment and
          leasehold improvements                               6,418

          Write-down capitalized software development          1,343
          costs
          Goodwill                                             1,354
          Other                                                  366
                                                          ----------
          Total restructuring charge                      $   33,775
                                                          ==========


     Due to the redirection of the core business strategy, the Company eliminated 408 positions, across all divisions, primarily located throughout the Company's U.S. operations of which 330 were terminated prior to year-end. The Company has recorded a charge of $4.1 million and has paid approximately $2.9 million in severance related costs as of February 28, 1999, with the remaining to be paid out during fiscal 2000. As management continues to implement its restructuring plan, additional positions may be identified for termination.

     The provision for lease obligations and terminations relates primarily to future lease commitments on office facilities that will be closed as part of the restructuring. The charge represents future lease obligations, net of projected sublease income, on such leases past the dates the offices will be closed by the Company. Some of these subleases are in negotiation but have not been finalized, and therefore the charge includes management's estimates of the likely outcome of these negotiations. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2009.

  The write-down of operating assets relates to a charge to reduce the carrying amount of certain equipment, furniture and fixtures and leasehold improvements, to their estimated net realizable value. These write-downs represent a loss from abandonment of $6.4 million. The write-down of capitalized software development costs relates to a charge of $1.3 million for costs associated with abandoned software products. The Company has also recorded a charge of $1.4 million to write-down goodwill related to its determination to abandon the IRI business. The decrease in net future cash flows results primarily from abandoning software products acquired. The net realizable value of these assets was determined based on management estimates, which considered such factors as the nature and age of the assets to be disposed of, the timing of the assets' abandonment, and the method and potential costs of the disposal. Such estimates will be monitored each quarter and adjusted if necessary. The effect of holding these assets in the intervening period is immaterial.

  Since the restructuring occurred near the end of the fiscal year, at February 28, 1999, no subleasing agreements were executed. Subleasing arrangements are expected to be finalized during fiscal year 2000 for the restructured locations. As space is subleased, the abandoned assets are primarily being used by the sub-lessors. The abandoned assets are not held for sale. The future lease payments plus the value of the leasehold improvements are greater than the expected future sub-lessor-payments. Since full recovery is not anticipated, the related assets are written down to their estimated net realizable value.

  The following table depicts the restructuring activity through February 28, 1999 (in thousands):

                                       Initial         Adjustment      Utilization       Accrual          Remaining
                                        Charge         To Charge         of Cash         Non-Cash          Accrual
                                    --------------  ----------------  -------------  ----------------  ----------------
Severance Costs                        $     4,094     $          --    $   (2,942)     $         --      $       1,152
Lease obligation costs                      20,200                --        (1,286)               --             18,914
Impairment of long-lived assets              9,115                --            --            (7,406)             1,709
Other                                          366                --          (214)               --                152
                                       -----------     -------------    ----------      ------------      -------------
Total                                  $    33,775     $          --    $   (4,442)     $     (7,406)     $      21,927
                                       ===========     =============    ==========      ============      =============


     Purchased research and development. In February 1998, the Company acquired all the outstanding shares of ProMIRA in exchange for approximately $64.5 million of consideration composed of cash, shares of Manugistics common stock and options to purchase shares of Manugistics common stock.

     This acquisition was consistent with the Company's strategy of rapidly expanding into new markets. ProMIRA competed in industries and market segments that the Company had targeted for entry, and it had developed complementary product capabilities. The Company intended this acquisition to accelerate its delivery of a solution in the new industries and market segments. The technology acquired in the ProMIRA acquisition consisted of existing and in-process technologies. These projects were intended to address specific supply chain planning needs of certain industry and market segments, i.e., high-tech, industrial, and discrete manufacturers.

     The Company utilized an independent appraiser of recognized standing to value the assets of ProMIRA; identify the existing technology and the in-process research and development ("R&D"); and allocate the purchase price among the assets. The in-process R&D had not reached technological feasibility, had no future alternative use, and successful development of the projects was uncertain. The Company accounted for the acquisition as a purchase and, in accordance with generally accepted accounting principles, charged the value of acquired in-process R&D of $47.3 million to expense in the fiscal quarter and year ended February 28, 1998.

     ProMIRA's existing technology was a commercially viable product offering that assists users in developing optimized manufacturing and supply chain plans and enables rapid, intelligent responses to changes in demand, supply, product design, or other business objectives. During the first three quarters of fiscal 1999, this product generated total revenues consistent with management's expectations.

     The in-process technology consisted of two projects. The first project consisted of three releases planned for commercial availability in fiscal 1999 and fiscal 2000. These releases represented major R&D efforts, including a general re-architecture of the offering to enable integration to the Manugistics solution architecture, incorporation of a new architecture to enable robust simultaneous constraint of materials and capacity, a port to the UNIX platform, incorporation of four-digit import, display and export functionality to achieve Year 2000 compliance and a re-write of the entire ProMIRA solution to utilize a single industry-standard relational database and a consolidated object model to enable a persistent store. The Company estimated that it would incur $6 million to $10 million in R&D costs over the two years following the acquisition to develop this project on a successful and timely basis.

     The second in-process project entailed developing a completely new configuration product that was aimed at the intelligent creation of complex bills of material and planned for introduction by the end of fiscal 2000. This technology would also help meet the needs of the high-tech, industrial and discrete manufacturers in the markets that the Company was entering. The Company estimated that it would incur $1 million to $3 million in costs, over a two year period following the transaction, to develop this project on a successful and timely basis.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in financial statements. Such estimates and assumptions were used in the determination of the value of the acquired ProMIRA assets. In addition, the Company employed an independent appraiser to determine the allocation of the purchase price to the acquired intangible assets. The value assigned to purchased in-process technology was determined by estimating the contribution the purchased in-process technology will make to developing commercially viable products, estimating the resulting net cash flows from revenues of the successfully developed products, and discounting the net cash flows to their present value using a risk-adjusted discount rate.

     Total revenues resulting from the ProMIRA acquisition were projected to exceed $500 million within five years, assuming the successful completion and market acceptance of the major R&D-stage products. Estimated revenue from ProMIRA's existing technologies was expected to nearly double in fiscal 1999, grow approximately 30% in fiscal 2000, then rapidly decline as the in-process R&D projects were completed and existing technology rapidly approached obsolescence as a result of new product innovations developed by the Company. The estimated revenues for the in-process projects were expected to peak in fiscal 2004 and then decline as other new products and technologies were expected to enter the market. These revenue levels reflected the benefits expected from the continued rapid growth of the supply chain planning market as forecast by industry and market analysts, access to new markets and industries, leveraging of the Company's anticipated growth of sales and marketing resources and the Company's anticipated global expansion. The Company does not believe that it will be able to achieve the revenue targets originally projected for sales of the in-process R&D projects.

Manugistics underwent a corporate-wide restructuring in January 1999 in response to decreased sales growth and general economic conditions. As part of this restructuring, the Company decreased its workforce by approximately thirty percent and re-defined its focus on core target markets. Although the Company feels that its prospects for sales of the in-process projects are strong, management does not anticipate that sales will reach the levels originally forecasted.

     Cost of sales and operating expenses were estimated based upon industry levels and management's expectations, in conjunction with the Company's then normal operating history. The Company expected that the ProMIRA products would generate net profit margins of 15% to 16% by fiscal 2000. This margin improvement was expected to derive from the improved attractiveness of ProMIRA's planned products as well as economies of scale derived from Manugistics' sales force and markets.

     The rates utilized to discount the net cash flows to their present value are based on cost of capital calculations. The Company adjusted the discount rates to address the risks inherent in developing the acquired technologies. Accordingly, the Company used the following ranges of discount rates to address the various levels of risk: 25 percent for the existing products and technology and 40 to 45 percent for the in-process technologies. These risk-adjusted discount rates are based upon the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the stage of completion of such technology, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

     As the Company experienced execution and performance problems during the course of fiscal 1999, management decided to bypass the second planned release of the first in-process technology project and incorporate these planned capabilities directly into the subsequent third planned release of the first in-process technology project. This decision was made in the second quarter of fiscal 1999. The Company believes that this strategy will enable it to accelerate the delivery of this release of the in-process technology incorporating the simultaneous constraint-based capabilities and will yield greater net economic benefits to the Company. If the Company is unable to develop the third planned release of the first project in a timely and successful manner, its ability to recognize future revenues from this product would be adversely affected - as would be the case with any of its development projects. In addition, as a result of the corporate restructuring in January 1999 the Company decided not to pursue the development of the second in-process technology project, the configuration product.

     Because the second planned release of the first in-process technology project was bypassed, it generated no revenues or expenses. The third planned release of the first in-process project was originally planned for completion and release in late 1999 to early 2000. The Company has now scheduled the initial release for the summer of 1999 and has scheduled a subsequent release for the summer of 2000. The Company also decided in January 1999 not to further develop the new configuration product (originally scheduled for release at the end of fiscal 2000). This project generated no revenues, and it incurred approximately $540,000 in costs during fiscal 1999.

     Although the Company believes that the foregoing assumptions used in the forecasts are reasonable, no assurance can be given that actual results will reflect the underlying assumptions used to estimate expected project sales, development costs or profitability, the events associated with such projects, or used to value the in-process technologies. For these reasons, actual results may vary from the projected results.

Other income - net:

      Other income includes interest income from short-term investments, interest expense from borrowings, foreign currency exchange gains or losses, and other gains or losses. Other income decreased to $2.4 million for the fiscal year ended February 28, 1999 from $2.9 million the fiscal year ended February 28, 1998 and increased from $1.0 million for the fiscal year ended February 28, 1997, and as a percentage of total revenues were 1% for the fiscal year ended February 28, 1999 as compared to 2% in fiscal 1998 and 1% in fiscal 1997. Other income decreased primarily because the Company sold investments in the current year to cover operating expenses. As a result, income from investments decreased. In the previous year, greater interest income was generated from short-term investments following the investment of the net proceeds of a public offering of the Company's common stock completed in August 1997.

Provision for income taxes:

     As a result of the loss in fiscal 1999, the Company recorded a valuation allowance against the net deferred tax asset. The net deferred tax asset relates to certain domestic and foreign net operating losses. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings. In fiscal 1998, the Company recorded a loss as a result of the write-off of purchased research and development associated with the acquisition of ProMIRA. Management of the Company believes that in fiscal 2000 the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding non-recurring charges recorded in connection with acquisitions or other transactions. This estimate is based on current domestic and foreign tax law and is thus subject to change. See "Forward Looking Statements" and Note 9 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources:

                                                                      February 28,
                                           ------------------------------------------------------------------
                                              1999          Change          1998         Change       1997
                                           ----------     ----------     ----------    ----------   ---------
Working Capital                                $31,138          (68%)       $96,394         188%     33,443
Cash, cash equivalents,
  and marketable securities                    $43,362          (47%)       $82,137         266%     22,465


     The Company has historically financed its growth through funds generated from operations, proceeds from offerings of capital stock, and to a lesser extent, short-term borrowings under a revolving credit facility. The decrease in working capital for fiscal 1999 as compared to fiscal 1998, resulted principally from decreases in cash, cash equivalents, marketable securities, and accounts receivable, and increases in accrued expenses, and deferred revenue.

     The Company used cash of $27.8 million for the fiscal year ended February 28, 1999 to fund operating activities. Operating cash flows decreased largely because of the net loss before non-cash expenses. Additionally, decreases in accounts receivable and deferred taxes and increases in deferred revenue and depreciation and amortization more than offset decreases in accounts payable and accrued expenses.

     Investing activities provided cash of $11.9 million for the fiscal year ended February 28, 1999. Purchases of property and equipment and capitalization of software development costs were more than offset by the sales of marketable securities. Financing activities provided cash of $16.5 million for the fiscal year ended February 28, 1999, primarily from the exercise of employee stock options and purchases of the Company's common stock under the Company's employee stock purchase plan and borrowings of $9.5 million in cash against the Company's revolving credit facility.

     The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request cash advances, letters of credit, or both in the aggregate amount of up to $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). The facility contains certain financial covenants that the Company believes are generally typical for a facility of this nature and amount. This facility will expire in September 1999, unless renewed. The Company does intend to renew or replace its revolving credit facility. As of February 28, 1999, $10 million was outstanding on the revolving credit facility, including letters of credit. Subsequent to year-end, the Company repaid $9.5 million of the $10 million outstanding on the revolving credit facility. The remaining $500,000 represents outstanding letters of credit.

     For the fiscal year ended February 28, 1999, the Company incurred a loss of approximately $96 million. As noted above, the Company restructured certain of its business operations during the third and fourth quarters of fiscal 1999 to reduce operating expenses, continue its efforts to improve execution and efficiencies, better align expenses with revenues, and enhance its sales and marketing activities to meet the challenges of the marketplace.
The Company's restructuring included significant headcount reductions, simplification and reorganization of the Company's senior management team, hiring of a new Chief Executive Officer, and an increased focus on and increased investments in the Company's early lead in e-commerce enabled supply chain solutions. The Company believes that restructuring actions affected in fiscal 1999 will decrease operating expenses in fiscal 2000 compared with fiscal 1999 and help the Company achieve sustainable profitability. There can be no assurances that the Company's restructuring actions and decrease in operating expenses will be sufficient to offset the Company's decrease in license fee revenues and return the Company to substainable profitability. The Company believes that its existing cash balances and marketable securities, anticipated funds generated from operations, and amounts available under its revolving credit facility and other possible sources of funding will be sufficient to meet its anticipated liquidity and working capital requirements in the near term. The Company anticipates that, in light of its operating results for fiscal 1999, the cost of any additional funds which the Company might obtain, might be greater than funds available to the Company under its existing revolving credit facility or otherwise. In the event that the Company requires additional financing and is unable to obtain it on terms satisfactory to the Company, its liquidity, results of operations, and financial condition would be materially adversely affected. The Company believes that inflation did not have a material effect on its results of operations in fiscal 1999.

Year 2000 Compliance

     General. Many older computer systems, software products, and embedded microprocessor chips that are in use today were programmed to accept two digit entries in the date code field (e.g., "98" for "1998"). These systems, software, and embedded microprocessor chips need to be modified or upgraded to distinguish twenty-first century dates (e.g., "2002") from twentieth century dates (e.g., "1902"), in order to avoid the possibility of erroneous results or systems failures.

     The Company has reviewed and continues to evaluate and update its formal processes and procedures to address any potential Year 2000 compliance issues relating to its corporate infrastructure and to the software products that it licenses to clients. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 compliance program to be completed by the Year 2000. While the Company believes that it has adequately tested and modified the products it currently actively markets, the Company does not intend to test or modify all prior versions of its software products or certain software products that the Company plans to replace with either new software products or Year 2000 compliant releases by the end of 1999. All clients who have licensed the Company's software have been contacted and strongly encouraged to upgrade to a Year 2000 compliant version of the Company provided software. The Information Technology Association of America ("ITAA") has recently certified the Company's software development processes as part of the Company's comprehensive effort to address the Year 2000 issues.

     Corporate Infrastructure State of Readiness. The Company believes that its identification of Year 2000 compliance issues is complete with respect to the Company's internal operating systems. The infrastructure is composed of IT Systems (i.e. financial, human resources, order entry, client support tracking, voicemail) and non-IT systems (i.e. elevators, fire suppression systems, UPS systems). The Company has identified which systems are not affected and which systems need replacement or modification. The Company believes that all identified systems that are at risk will either be, i.e., made Year 2000 compliant or be replaced before December 31, 1999. The Company expects that its business critical systems that have date sensitivity will be fixed, tested, and in place before the year 2000. The Company believes that it has communicated with all its material vendors, suppliers, landlords, and other third parties regarding Year 2000 compliance of embedded processors in computers and facilities, software, and other information technology, and other products and services which the Company obtains from such third parties. The Company anticipates that affected embedded processors will be replaced before the Year 2000. Most of the Company's landlords have provided guarantees of Year 2000 compliance or descriptions of the work being performed to achieve compliance with their facilities and operations. Although the Company has completed its assessment of the Year 2000 compliance issues with respect to the products, facilities, and services which it obtains from third parties, the Company continues to monitor and assess Year 2000 issues relating to such products, facilities, and services.

     The Company has tested all business critical systems for Year 2000 compliance, whether or not these systems have been warranted Year 2000 compliant by the manufacturer. The testing environment has been established and test development is ongoing. Test execution began at the end of October 1998 and finished, for business critical systems, at the end of February 1999. The Company is in the process of making required renovations to the IT and non-IT systems within the corporate infrastructure. The Company anticipates these renovations will be validated by the end of calendar third quarter 1999, and fully implemented before the year 2000. Contingency plans for the various business areas of the Company will be developed in the second half of calendar year 1999.

     Licensed Software Products. The Company has tested the products it currently actively markets, in environments containing third-party software and tools used in the production of and embedded in the Company's solutions, along with supported relational databases, and believes the software currently marketed by the Company to be Year 2000 compliant. The Company, however, can make no assurances that those third-party platforms will not experience issues related to the Year 2000.

     Costs. The Company has expensed approximately $360,000 as of February 28, 1999 in its Year 2000 compliance program, mainly for consulting services and hardware costs. Approximately seventeen percent (17%) of the costs were for identification and assessment of the Year 2000 issue, approximately fifty-eight percent (58%) of the costs were for modification and replacement, and twenty-five percent (25%) were for testing. The Company currently estimates that it will cost an additional $400,000, budgeted under its information technology and product development functions, prior to January 1, 2000, to modify its internal information systems, other systems, and internally developed software products affected by the Year 2000 issue; the portion of this amount attributable to fiscal 2000 constitutes approximately four percent (4%) of the information technology budget for fiscal 2000. The Company estimates that of the remaining costs, eighty percent (80%) will be for modification and replacement and twenty percent (20%) will be for testing. The Company does not separately track the internal costs for its Year 2000 compliance project; such costs consist principally of the related payroll costs for its employees working on the project. See "Forward Looking Statements" below.

     Risks. Software products as complex as those offered by the Company might contain undetected errors or failures when first introduced or when new versions are released. This includes the risk that products thought to be Year 2000 compliant are not Year 2000 compliant. While the Company believes that it has adequately assessed, corrected, and tested its products to address the Year 2000 issue, there can be no assurances that the Company's software products contain or will contain all necessary date code changes or that errors will not be found in new products or product enhancements after commercial release, which could result in loss of or delay in market acceptance or potential liability to our customers or other third parties. In addition, the Company might experience unforseen difficulties that could delay or prevent the continued successful development and release of products that are Year 2000 compliant. If the Company experiences any unforseen delays or is delayed in its efforts to make the date code changes necessary in order to achieve Year 2000 compliance of its products, there could be a material adverse effect upon the Company's business, operating results, financial condition, and cash flows.

     The Company utilizes third-party vendor equipment, telecommunications products, and software products. The Company is currently taking steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products. The Company has been communicating with such third parties about their plans and progress in addressing the Year 2000 problem, and the Company has requested assurances that equipment, products, and services provided by such third parties will be Year 2000 compliant. The Company has received such assurances from certain of the third-party vendors and is waiting to receive such assurances from the remaining vendors. However, such third parties' Year 2000 compliance efforts are not within the control of the Company. In the event that such additional assurances are not timely received, the Company will switch to another vendor or take such other action as the Company shall then deem appropriate. The failure of any critical technology components to operate properly may have a material impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

     There are substantial operational risks beyond the Company's control, including the risk that viral services provided by utilities and governmental agencies will be interrupted. It is possible that interruptions in vital services in late calendar year 1999 and early calendar year 2000 will interfere with normal business operations, and that such failures could materially and adversely affect the Company's results of operations.

     Many companies, including the Company's clients and prospects, might need to modify or upgrade their information systems to address this Year 2000 issue. The effects of this issue and of the efforts by companies to address it are unclear. The Company believes that Year 2000 issues have affected the purchasing patterns of clients and prospective clients. Many companies are allocating significant resources to attain Year 2000 compliance. These allocations have resulted in reduced resources being available to license software products and utilize the implementation services such as those offered by the Company. Additionally, Year 2000 issues inherent in a client's other software programs might significantly limit that client's ability to realize the intended benefits to be derived from the Company's supply chain planning software. Due to the general uncertainty inherent in the Year 2000 issues resulting, in part from, the possible risks described above, the consequences of the Year 2000 failures will have a material impact on the Company's operating results, financial conditions, and cash flows.

Litigation

     In the ordinary course of business, the Company is a party to legal proceedings and claims. In addition, from time to time, the Company may have contractual disagreements with certain clients concerning the Company's products and services. The Company has established accruals related to such matters that are probable and reasonably estimable. In management's opinion, any liability that may ultimately result from the resolution of these matters in excess of amounts provided would not be likely to have a material adverse effect on the financial position of the Company.

     On March 7, 1997, the Company, as part of the acquisition of certain assets of Information Resources, Inc. ("IRI"), entered into several agreements with IRI, including a Data Marketing and Guaranteed Revenue Agreement ("Agreement") and an Asset Purchase Agreement ("Purchase Agreement"). The Agreement set forth the obligations of the parties with regard to revenues to be paid to IRI from the sale by the Company of specified products provided by the Company to IRI. Under the terms of the Agreement, the Company guaranteed revenue to IRI in a total amount of $16.5 million over a period of years following execution of the Agreement via three separate revenue streams. As part of the $16.5 million commitment, the Company agreed to guarantee revenues to IRI in a total amount of $12 million through three separate payments over an initial three (3) year period from execution of the agreement ("First Revenue Stream").

     In discussions with IRI with respect to the Company's refusal to make payments of the First Revenue Stream, the Company asserted that its ability to generate revenues from the sale of IRI's products (from which such First Revenue Stream payments were to be derived), was directly attributable to the fact that such products were impaired and were therefore not saleable. Under the terms of the Agreement impairment of the IRI products would constitute grounds for restructuring or modifying the payment obligations with regard to the First Revenue Stream. In such discussions, IRI disputed the Company's characterization of its products as impaired. IRI responded disagreeing that an impairment existed, but in the alternative, indicating that any impairment was corrected. As previously reported by the Company, the parties discussed their disagreement over the impairment issue until IRI filed a complaint in the Circuit Court of Cook County, Illinois on January 15, 1999. The complaint alleges breach of the Agreement seeking damages in an amount in excess of $11.9 million, for the Company's alleged failure or anticipatory failure to make guaranteed payments in the amount of $12 million. The complaint also alleges a breach of a separate Non-Competition and Non-Solicitation Agreement executed at the same time as the Agreement seeking damages in an amount in excess of $100,000. The Company filed a Motion to Stay Proceedings and Compel Arbitration, which was granted as to the claim under the Agreement and denied as to the claim under the Non-Competition and Non-Solicitation Agreement. Arbitration proceedings have not yet commenced; the civil action is in the early stages of discovery. It is not possible at this time to predict the outcome of the litigation or arbitration or the amount or nature of any loss.

     On April 2, 1999, the Company received notice from IRI of the dismissal of the lawsuit filed against IRI by Think Systems Corporation. Such dismissal was a condition precedent to the obligation of Manugistics Services, Inc. to proceed to a Second Closing pursuant to the Purchase Agreement. IRI has requested that the parties proceed to such Second Closing which relates to the transfer of ownership of certain assets from IRI to Manugistics Services, Inc. Further, under the Agreement, the dismissal of the Think Systems lawsuit triggers the commencement of a second revenue stream under the Agreement. The second revenue stream represents a total guaranteed revenue of $1.75 million for the first and second year following the Second Closing and $2.25 million for the third revenue year following the second closing.

     As previously reported by the Company in its Current Report on Form 8-K dated June 18, 1998, a number of lawsuits were filed in various Federal District Courts alleging disclosure violations under the federal securities laws against the Company, its Chairman and then Chief Executive Officer, and its Chief Financial Officer, arising from alleged omissions and misrepresentations by the Company and the two individuals regarding the Company's business, operations, and financial condition. Each complaint seeks class action status on behalf of purchasers of the Company's common stock during certain specified periods and seeks unspecified monetary damages. The actions have been consolidated in the District of Maryland and an amended consolidated complaint filed by the plaintiffs. The Company will be filing a motion to dismiss. It is not possible at this time to predict the outcome of the litigation or the amount or nature of any loss which the Company might incur in connection with the resolution of this proceeding.

Factors that May Affect Future Results

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.

     The Company's operating results have varied in the past and might vary significantly in the future because of factors such as domestic and international business conditions or the general economy, the timely availability and acceptance of the Company's products, technological change, issues with the Year 2000 problem faced by clients and prospects, the effect of competitive products and pricing, the effects of marketing pronouncements by competitors or potential competitors, changes in the Company's strategy, the mix of direct and indirect sales, changes in operating expenses, personnel changes, and foreign currency exchange rate fluctuations. Furthermore, clients may defer or cancel their purchases of the Company's products if they experience a downturn in their business or if there is a downturn in the general economy.

Potential for Significant Fluctuations in Quarterly Results; Seasonality

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

     The Company's license fee revenues are also difficult to forecast because the market for business application software products is evolving rapidly, and the Company's sales cycles vary substantially from client to client. The sales cycles depend, in part, on the nature of the transactions, including the breadth of the solution to be licensed and the organizational and geographic scope of the licenses. Because the licensing of the Company's products generally involves a significant capital expenditure by the client, the Company's sales process is subject to the delays and lengthy approval processes that are typically involved in such expenditures. In addition, the Company expects that sales derived through indirect channels will be harder to predict in timing and size than for direct sales because there is less direct contact and influence with the prospective client. For these and other reasons, the sales cycle associated with the licensing of the Company's products varies substantially from client to client and typically lasts between six and twelve months, during which time the Company might devote significant time and resources to a prospective client, including costs associated with multiple site visits, product demonstrations, and feasibility studies, and might experience a number of significant delays over which the Company has no control.

     The Company bases its expense levels upon anticipated future revenues. A substantial portion of the Company's revenues in any quarter is typically derived from a limited number of large contracts. Therefore, if revenues in a period are below expectations, operating results are likely to be adversely affected, which occurred throughout fiscal 1999. Net income might be disproportionately affected by a reduction in revenues because a proportionately smaller amount of the Company's expenses varies directly with revenues. The Company has generally realized lower revenues in its first fiscal quarter (ending in May) than in the immediately preceding quarter. The Company believes that these fluctuations are caused primarily by client budgeting and purchasing patterns and by the Company's sales commission policies, which compensate personnel for meeting or exceeding annual and other performance quotas.

Competition

     The market for business application software is highly competitive and subject to rapid change. Many application software vendors offer products that are directly competitive with the software products marketed by the Company. Some of the Company's current and potential competitors have significantly greater financial, marketing, technical, and other competitive resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products than can the Company. Certain competitors have also attempted to raise concerns regarding the Company's viability given the Company's recent losses.

     Certain ERP system vendors have acquired supply chain planning software companies, products, or functionality, or have announced plans to develop new products or to incorporate additional functionality into their current products that, if successfully developed and marketed, could compete with the products offered by the Company. Furthermore, current and potential competitors may make acquisitions of other competitors or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the supply chain planning needs of the Company's prospective clients. Accordingly, it is possible that new competitors may emerge and rapidly acquire significant market share. If this were to occur, the business, operating results, financial condition, and cash flows of the Company could be materially adversely affected.

Risks of a Developing Market

     The Company currently derives a significant portion of its revenue from licenses for supply chain planning software and related services. However, the Company is investing significant resources in developing and marketing broader functionality with its e-commerce technology. The market for this broader functionality may not develop, or competitors might develop superior technologies, products, or both, each of which could have a material adverse effect upon the Company's business, operating results, financial condition, and cash flows.

Dependence on New Products and Rapid Technological Change; Risk of Product
Defects

     The market for the Company's products is characterized by rapidly changing technologies, frequent new product introductions, rapid changes in customer requirements, and evolving industry standards. The Company believes that its future financial performance will depend in large part on its ability to maintain and enhance its products, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding and evolving range of client requirements. There can be no assurance, however, that the Company will be successful in developing and marketing new products or product enhancements that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of prospective clients and achieve market acceptance. If the Company is unable, for technological or other reasons, to successfully develop and introduce new products or product enhancements, the Company's business, operating results, financial condition, and cash flows could be materially adversely affected.

     The Company's software suite incorporates some software code from third-party affiliates. There can be no assurance that the Company will be able to continue to use these third-party software codes nor that the Company will be able to identify, license, and integrate replacement products.

     In addition, software products as complex as those offered by the Company might contain undetected errors or failures when first introduced or when new versions are released. There can be no assurance, despite testing by the Company and by current and prospective clients, that errors will not be found in new products or product enhancements after commercial release, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results, financial condition, and cash flows.

Lack of Product Diversification

     The Company's future results depend on continued market acceptance of supply chain planning software and services as well as the Company's ability to continue to adapt and modify this software to meet the evolving needs of its prospects and clients. Any reduction in demand or increase in competition in the market for supply chain planning software products could have a material adverse effect on the Company's business, operating results, financial condition, and cash flows.

Intellectual Property and Proprietary Rights

     The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws; license agreements; confidentiality agreements with employees; nondisclosure and other contractual requirements imposed on its clients, consulting partners and others; and other methods to protect proprietary rights in its products. There can be no assurance that these protections will adequately protect its proprietary rights or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's products. In addition, the laws of certain countries in which the Company's products are or may be licensed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Although the Company believes that its products, trademarks, and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company.

Expansion of Indirect Channels

     The Company is developing and maintaining significant working relationships with complementary vendors, such as ERP system vendors, and consulting firms that the Company believes can play an important role in marketing the Company's products. The Company is currently investing, and intends to continue to invest, significant resources to develop these relationships, which could adversely affect the Company's operating margins. There can be no assurance that the Company will be able to attract organizations that will be able to market the Company's products effectively, that they will be qualified to provide timely and cost-effective client support and service, or that current partners will continue to promote and/or license the Company's solutions. In addition, difficulties experienced by these complementary vendors in selling the Company's products and services may adversely affect the Company's results of operations. Furthermore, the Company's arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause, and many of these organizations are also involved with competing products. Certain ERP system vendors have acquired supply chain planning software companies, products, or functionality or have announced plans to develop new products or to incorporate additional functionality into their current products that would compete with the Company's products. Therefore, there can be no assurance that any organization will continue its involvement with the Company and its products, and the loss of important organizations could materially adversely affect the Company's results of operations. In addition, if the Company is successful in selling products as a result of these relationships, any material increase in the Company's indirect sales as a percentage of total revenues would be likely to adversely affect the Company's average selling prices and operating margins because of the lower unit prices that the Company receives when selling through indirect channels.

Certain Risks Associated with Acquisitions

     From time to time, the Company has investigated potential candidates for acquisition, joint venture opportunities, business combinations, or other relationships on an ongoing basis and has engaged in the evaluation of, and discussions with, one or more such candidates. Acquisitions involve the integration of companies that have previously operated independently. The company is not presently investigating potential candidates for acquisition. However, in the event that in the future the Company should effect any acquisitions, there can be no assurance that the Company will be able to integrate these or any future employees or operations effectively or that the Company will realize the expected benefits of any such transactions or business combinations. In addition, there can be no assurance that the Company will not experience the loss of key employees of any future acquired operations. The process of integrating acquired employees and operations into the Company might result in unanticipated operational difficulties and expenditures. As discussed under the section titled "Purchased Research and Development" of this document, the Company experienced certain difficulties with the integration of the respective products and operations of ProMIRA and TYECIN. These difficulties included difficulty in integrating the prior ProMIRA sales forces and delayed releases for the in process technology acquired as part of the acquisition. In addition, as a result of the poor financial performance the Company experienced in fiscal 1999, the technology acquired in conjunction with the TYECIN acquisition was not integrated into the Company's solutions and revenues generated from this technology have been nominal.

International Operations

     The Company currently conducts operations in a number of countries in Europe, Asia/Pacific, and South America which requires significant management attention and financial resources. If these operations are unable to generate, maintain, or increase demand for the Company's products, then the Company's operating results could be adversely affected. Certain risks are inherent in international operations. Although the majority of the Company's contracts are denominated in U.S. currency, most of the revenues from sales outside the United States have been denominated in foreign currencies, typically the local currency of the Company's business unit. The Company anticipates that the proportion of its revenues denominated in foreign currencies will increase. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency fluctuations. In connection with transactions denominated in foreign currency, the Company has taken steps to minimize the risks associated with such foreign currency in the past and might take such steps in similar circumstances in the future. With respect to the Company's international sales that are U.S. dollar-denominated, currency fluctuations could make the Company's products and services less price competitive. The Company's international sales and operations might be adversely affected by the imposition of government controls, changes in financial currencies (such as the unified currency known as the European Monetary Unit), political and economic instability, difficulties in staffing and managing international operations, and general economic and currency exchange rate conditions in foreign countries.

Year 2000 Issues

     A discussion of certain risks relating to Year 2000 issues is set forth above in this Item 7 under "Liquidity and Capital Resources-Year 2000 Compliance-Risks."

Risks Associated With the European Monetary Union ("EMU")

     The Company's foreign exchange exposure to legacy sovereign currencies of the participating countries in the EMU will include foreign exchange exposures to the Euro upon its introduction. To the extent hedging transactions are entered for exposures after January 1, 1999, they will be denominated in Euros as applicable. Although the Company is not aware of any material adverse financial risk consequences of the change from legacy sovereign currencies to the Euro, conversion may result in problems, which may have an adverse impact on the Company's business since the Company may be required to incur unanticipated expenses to remedy these problems.

Recent Senior Management Changes

     The Company has experienced recent significant changes in its senior management team. Joseph E. Broderick, Executive Vice President, Sales and Marketing, and Keith J. Enstice, Senior Vice President, Global Consulting Services, resigned in January 1999. William M. Gibson, the Company's Chairman, Chief Executive Officer and President, recently resigned the offices of Chief Executive Officer and President; Gregory J. Owens became Chief Executive Officer and President in April 1999. Jeffrey L. Holmes and Eric J. Hughey have recently been promoted to serve as Senior Vice President, North American Sales Operations and Senior Vice President, Supply Chain Products, respectively. Kenneth S. Thompson, Executive Vice President, resigned in June 1999. The Company anticipates that it will attract additional senior management in the near future.

   The Company's success depends on the ability of its management team to work together effectively. The Company's business, revenues and financial condition will be materially adversely effected if its new senior management team does not manage the Company effectively or if it is unable to attract additional senior management in a timely manner.

Dependence Upon Key Personnel

     The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results, cash flows, and financial condition. The Company does not have employment contracts with any of its executive officers, other than its Chief Executive Officer and President, Gregory J. Owens and does not maintain key person insurance. There can be no assurance that the Company will be able to retain its key personnel.

     The Company's future success also depends on its continuing ability to attract, assimilate, and retain highly qualified sales, technical, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can attract, assimilate, or retain such personnel in the future. In addition, the Company's financial performance has resulted in a reduction in the Company's stock price and has reduced or eliminated the financial benefit of stock options granted to employees. The Company has experienced an increased rate of attrition in its employee base in the past year. If the Company continues to lose talented personnel in key positions and is unable to replace such personnel in a timely manner, the Company's business, operating results, and financial condition could be adversely affected.

Real Estate Commitments

     As more fully discussed above in Item 2, Properties, the Company entered into an agreement to lease a new office building of approximately 300,000 square feet. However, as a result of the restructuring, the Company no longer needs additional space. As further disclosed above, the Company has been in negotiations with the developer to terminate the agreement and the matter has not been resolved.

Restructuring of Operations

     During the third and fourth quarters of fiscal 1999, the Company announced and began to implement certain restructuring actions aimed at reducing its cost structure and restoring sustainable profitability. Implementation of this restructuring involved several risks, including the risk that by focusing on its core products that meet the needs of the consumer-driven marketplace, the Company has increased its dependence within these industries, reduced the sales and consulting organizations, replaced members of its executive team, and consolidated many of its office locations. Although the Company believes that the actions it has taken in connection with the restructuring will contribute to reductions in the Company's cost structure, there can be no assurance that such actions will restore the Company to sustainable profitability. If the Company is unable to effectively manage the changes in connection with the corporate-wide restructuring, the Company's future operating results and financial condition could be adversely impacted. Additional information relating to the restructuring of operations may be found above, under "Strategy," and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 12 under the subheading "Restructuring of Operations," which information is hereby incorporated by reference.

Stock Option Repricing

     In response to the poor performance of the Company's stock price, the Company offered to re-price employee stock options, other than those held by executive officers or directors of the Company, effective January 29, 1999 to bolster employee retention. The effect of this re-pricing resulted in approximately 1.52 million shares being re-priced and the four year vesting period starting over. The re-pricing may have a material adverse impact on future financial performance based on the proposed amendment to the Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," which, if adopted without revision, could require the Company to record expenses associated with the change in the price of these options.

Possible Volatility of Stock Price

     Factors such as announcements of new products or technological innovations by the Company or its competitors, as well as quarterly variations in the Company's operating results, have caused and may cause the market price of the Company's common stock to fluctuate significantly. In addition, the stock market in recent years has experienced price and volume fluctuations which have particularly affected the market prices of many high technology stock issues and which have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations, as well as general economic conditions, have at certain times adversely affected the market price of the Company's common stock and are likely to do so in the future.

Forward-Looking Statements

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward-looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish forward-looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, consulting services, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements in this Quarterly Report or elsewhere. The risks and uncertainties that may affect the business, operating results or financial condition of the Company include those set forth above under "Factors that May Affect Future Results" and the following:

     Revenues for any period depend on the number, size, and timing of license agreements. The number, size, and timing of license agreements depends in part on the ability of the Company to hire and thereafter to train, integrate, and deploy its sales force effectively. The size and timing of license agreements is difficult to forecast because software sales cycles are affected by the nature of the transactions, including the breadth of the solution to be licensed and the organizational and geographic scope of the licenses. In addition, the number, size, and timing of license agreements also may be affected by certain external factors such as general domestic and international business or economic conditions, including the effects of such conditions on the Company's customers and prospects, or competitors' actions. A small variation in the timing of software licensing transactions, particularly near the end of any quarter or year, can cause significant variations in software product license revenues in any period.

     The Company believes that the market for supply chain planning software continues to expand, although more slowly than in prior periods. However, if market demand for the Company's products does not grow as rapidly as the Company expects, revenue growth, margins, or both could be adversely affected. If competitors make acquisitions of other competitors or establish cooperative relationships among themselves or with third parties to enhance the ability of their products to address the supply chain planning needs of prospects and customers, or if Enterprise Resource Planning ("ERP") or other software vendors that have announced plans to develop or incorporate functionality that could compete with the Company's products successfully develop and market such functionality, revenue growth could be adversely affected.

     There can be no assurance that the Company will be able to attract complementary software vendors, consulting firms, or other organizations that will be able to market the Company's products effectively or that will be qualified to provide timely and cost-effective customer support and services. In addition, there can be no assurance that a sufficient number of organizations will continue their involvement with the Company and its products, and the loss of current relationships with important organizations could materially adversely affect the Company's results of operations.

     Statements regarding the Company's or management's beliefs or estimates as to the adequacy and effectiveness of the Company's Year 2000 efforts when the various phases or components of its Year 2000 efforts will be completed, and the costs of such efforts, are based upon management's best estimates, which were derived using certain assumptions, including the continued availability of resources, adequacy and timeliness of third party modification or replacement plans and other factors. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by suppliers and other third parties, the ability to implement interfaces between the new systems, and the systems not being replaced and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem resulting from the possible risks described in "Year 2000 Compliance" above, there can be no assurance that the Company will be able to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business or expose it to third party liability.

Item7A.  Quantitative and Qualitative Disclosures about Market Risks

     Foreign Currency. In the year ended February 28, 1999, the Company generated 30% of its revenues outside the United States and Canada. International sales usually are made by the Company's foreign subsidiaries in the local currencies and are denominated typically in U.S. dollars. However, the expenses incurred by foreign subsidiaries are denominated in the local currencies.

     In certain circumstances, the Company enters into foreign currency contracts with banking institutions to protect large foreign currency receivables against currency fluctuations. When the foreign currency receivable is collected, the contract is liquidated and the foreign currency receivable is converted to U.S. dollars.

     Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state, and local government agencies, in accordance with an investment policy approved by the Company's Board of Directors. These instruments are denominated in U.S. dollars. The fair value of securities held at February 28, 1999 was approximately $22.6 million.

     The Company also holds cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

     Many of the Company's investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities declines. When interest rates rise, the fair market value of the Company's investments in fixed-rate securities declines. The Company attempts to mitigate risk by holding fixed-rate securities to maturity, but should its liquidity needs force it to sell fixed-rate securities prior to maturity, the Company may experience a loss of principal.

Item 8.  Financial Statements and Supplementary Data.

     The Company's consolidated financial statements and supplementary data, together with the reports of Deloitte & Touche LLP, independent auditors, and PricewaterhouseCoopers LLP, independent accountants, are included in Part IV of this Form 10-K. Reference is made to the "Index to Consolidated Financial Statements".

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant.

     Reference is made to the information set forth in the definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended February 28, 1998) (the "Proxy Statement") under the caption "Election of Directors," and to the information set forth in Part I of this Annual Report on Form 10-K regarding executive officers under the caption "Item 4A. Executive Officers of the Registrant."


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

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as a part of this Report:

     (1)  Financial Statements:
                                                                        Page Number
                                                                     In This Report
                                                                     --------------
          Report of Independent Auditors                                       F-1

          Report of Independent Accountants                                    F-2

          Consolidated Balance Sheets                                          F-3

          Consolidated Statements of Operations                                F-4

          Consolidated Statements of Stockholders' Equity                      F-5

          Consolidated Statements of Cash Flows                                F-6

          Notes to Consolidated Financial Statements                           F-7


     The financial statements listed above and the financial statement schedule listed below are filed as part of this Annual Report on Form 10-K.

     (2)  Financial Statement Schedule:

          (A)  Independent Auditor's Report on Schedule                        S-1
          (B)  Schedule II - Valuation and Qualifying Accounts                 S-2

     Schedules other than the one listed above are omitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto contained in this Annual Report on Form 10-K.

     (3)  Exhibits

     The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits 10.1, 10.2, 10.11, 10.12, 10.15 and 10.28 through 10.31 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.

Number         Notes     Description
------         -----     -----------
3.1(a)          (A)      Amended and Restated Certificate of Incorporation of
                         the Company
3.1 (b)         (B)      Certificate of Retirement and Elimination (relating to
                         the Series A and Series B preferred stock of the
                         Company)
3.1(c)          (C)      Certificate of Amendment to Amended and Restated
                         Certificate of Incorporation of the Company (effective
                         July 29, 1997)
3.2             (A)      Amended and Restated By-Laws of the Company.

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

10.7(d)         (E)      Fourth Amendment to Lease Agreement dated February 27,
                         1995 between the Company and East Jefferson Associates.

10.7(e)         (K)      Fifth Amendment to Lease Agreement dated September 6,
                         1996 between the State of Maryland and the Company

10.7(f)         (K)      Sixth Amendment to Lease Agreement dated October 10,
                         1996 between the State of Maryland and the Company

10.7(g)        (K)       Seventh Amendment to Lease Agreement dated April 25,
                         1997 between the State of Maryland and the Company

10.8           (N)       Lease Agreement date March 26, 1998 Manugistics, Inc.
                         and Washingtonian North Associates Limited Partnership

10.11          (D)       Outside Directors Non-Qualified Stock Option Plan

10.12          (D)       Executive Incentive Stock Option Plan

10.15          (F)       Employee Stock Purchase Plan of the Company (previously
                         identified as Exhibit 10.14)

10.17          (G)       Sublease dated May 5, 1995 between the Company
                         N.A., as amended and NationsBank,

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

10.26          (L)       Sale and Purchase Agreement dated 7th June 1997 between
                         M.C. Harrison, J.E. Harrison, Manugistics U.K. Limited
                         and the Company.

10.27          (M)       Stock Purchase Agreement dated February 13, 1998
                         between Manugistics

                         Nova Scotia Company and ProMIRA Software Incorporated, et al.

10.28                    Employment Agreement dated April 25, 1999, among the
                         Company, Manugistics, Inc. and with Gregory J. Owens,
                         Chief Executive Officer and President

10.29                    Termination of Employment Agreement dated November 18,
                         1998, between Manugistics, Inc. and David Roth

10.30                    Termination of Employment Agreement dated January 27,
                         1999, between Manugistics, Inc. and Keith Enstice

10.31                    Termination of Employment Agreement dated February 10,
                         1999, between Manugistics, Inc. and Joseph Broderick

21                       Subsidiaries of the Company

23.1                     Independent Auditors' Consent

23.2                     Consent of Independent Accountants

27                       Financial Data Schedule

(A) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (NO. 33-65312).
(B) INCORPORATED BY REFERENCE TO 4.1(A) TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (REG. NO. 333-31949)
(C) INCORPORTED BY REFERENCE TO EXHIBIT 4.1 (b) TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (REG. NO. 333-31949)
(D) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1994.
(E) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995.
(F) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1995.
(G) INCORPORATED BY REFERENCE FROM THE EXHIBITRS TO THE COPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996.
(H) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1996.
(I) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S DEFINITIVE PROXY STATEMENT RELATING TO THE 1996 ANNUAL MEETING OF SHAREHOLDERS DATED JUNE 20, 1996.
(J) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1996.
(K) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997.
(L) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1997.
(M) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MARCH 2, 1998
(N) INCORPORATED BY REFERENCE FROM THE EXHIBITS TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998.

(i) CONFIDENTIAL TREATMENT PREVIOUSLY GRANTED FOR CERTAIN PORTIONS OF THIS EXHIBIT.


(b)  Reports on Form 8-K

1. On December 23, 1998, the Company filed a Current Report on Form 8-K following its issuance of a press release on December 22, 1998, announcing its financial results for its third quarter ended November 30, 1998, and its continuing preliminary discussions with other companies concerning a potential business combination.

2. On January 19, 1999, the Company filed a Current Report on Form 8-K following its issuance of a press release on January 19, 1999, announcing its plans to reorganize and move forward as an independent software vendor, and that it is no longer engaged in the previously announced discussions with other companies concerning a potential business combination.

3. On February 5, 1999, the Company filed a Current Report on Form 8-K following its issuance of two press releases on February 3, 1999, which respectively announced: (i) the completion of its option repricing program, which had previously been approved by the shareholders of the Company at a Special Meeting held on December 4, 1998 for employees other than executive officers and directors; and (ii) its response to an action commenced against the Company by Information Resources, Inc. in state court in Illinois seeking damages for, among other things, an alleged breach of a marketing agreement.

(c)  Exhibits

     See the response to Item 14(a)(3) above.

(d)  Financial Statement Schedules

     The financial statement schedule required to be filed is listed in the response to Item 14(a)(2) above, and appears on page S-2 of this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 1999.

MANUGISTICS GROUP, INC.
(Registrant)

By:/s/ Gregory J. Owens
   ---------------------------
Gregory J. Owens
President, Chief Executive Officer
and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 16, 1999.


/s/ William M. Gibson                      /s/ Peter Q. Repetti
---------------------                      ----------------------
William M. Gibson                          Peter Q. Repetti
Chairman of the Board and Director         Senior Vice President and Chief
                                           Financial Officer
                                           (Principal financial officer and
/s/ J. Michael Cline                       principal accounting officer)
--------------------
J. Michael Cline                           /s/ Jack A. Arnow
Director                                   -------------------
                                           Jack A. Arnow
                                           Director
/s/ Joseph H. Jacovini
----------------------
Joseph H. Jacovini                         /s/ Lynn C. Fritz
Director                                   --------------------
                                           Lynn C. Fritz
                                           Director
/s/ Thomas A. Skelton
----------------------
Thomas A. Skelton                          /s/ William G. Nelson
Director                                   -----------------------
                                           William G. Nelson
                                           Director

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Manugistics Group, Inc.:

  We have audited the accompanying consolidated balance sheets of Manugistics Group, Inc. (the Company) and its subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and TYECIN Systems, Inc. ("TYECIN"), which has been accounted for as a pooling of interests as described in Note 11 to the consolidated financial statements. We did not audit the consolidated balance sheet of TYECIN as of December 31, 1997, or the related statements of income, stockholders' equity, and cash flows of TYECIN for the two years in the period ended December 31, 1997, which consolidated statements reflect total assets of $2,971,400 as of December 31, 1997 and total revenues of $4,597,200 and $5,077,000 for the two years ended December 31, 1997, respectively. Those consolidated statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TYECIN for 1997 and 1996 is based solely on the report of such other auditors.

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

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Washington, D.C.
April 7, 1999 (except Note 16, as to which the date is April 25, 1999)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                           FOR TYECIN SYSTEMS, INC.


To the Board of Directors and Shareholders of TYECIN Systems, Inc.:

  In our opinion, the consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows of TYECIN Systems, Inc. and its subsidiary (not presented separately herein) present fairly, in all material respects, their financial position at December 31, 1997, and the results of their operation and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
San Jose, California
March 6, 1998, except as to Note 11, which is as of June 1, 1998

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                         February 28,
                                                                                 1999                   1998
                                                                                 ----                   ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $           20,725       $          19,891
  Marketable securities                                                             22,637                  62,246
  Accounts receivable, net of allowance for doubtful accounts of
     $6,299 and $2,099 at February 28, 1999 and 1998, respectively                  50,987                  59,584
  Current portion of deferred tax asset                                              4,907                   1,693
  Other current assets                                                               8,904                   3,525
                                                                        ------------------       -----------------
            Total current assets                                                   108,160                 146,939
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION                                                                      21,832                  21,142
NONCURRENT ASSETS:
  Software development costs, net of accumulated amortization                       20,540                  22,986
  Intangible assets, net of accumulated amortization                                 9,382                  14,660
  Deferred tax asset                                                                 9,240                  17,593
  Other non-current assets                                                           2,182                   1,895
                                                                        ------------------       -----------------
TOTAL                                                                   $          171,336       $         225,215
                                                                        ==================       =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                      $            7,148       $           8,918
  Accrued compensation                                                               7,815                  12,419
  Line of credit                                                                     9,500                      --
  Deferred revenue                                                                  24,710                  18,546
  Current portion of long-term liabilities                                           1,028                     598
  Other current liabilities                                                         13,032                  10,064
  Restructuring accrual                                                             13,789                      --
                                                                        ------------------       -----------------
            Total current liabilities                                               77,022                  50,545
LONG-TERM LIABILITIES                                                                  454                     924
LONG-TERM RESTRUCTURING ACCRUAL                                                      8,138                      --
COMMITMENTS AND CONTINGENCIES (Note 6)                                                  --                      --
STOCKHOLDERS' EQUITY:
  Preferred stock                                                                       --                      --
  Common stock, $.002 par value per share; 100,000,000 shares authorized; 27,705,382 and 26,719,681 shares issued and
     26,952,872 and 25,967,171 shares outstanding at February 28,
     1999 and 1998, respectively                                                        55                      53
  Additional paid-in capital                                                       179,996                 171,075
  Treasury stock - 752,510 shares, at cost                                            (717)                   (717)
  Accumulated other comprehensive (loss) income                                       (354)                    233
  Retained (deficit) earnings                                                      (93,258)                  3,102
                                                                        ------------------       -----------------
          Total stockholders' equity                                                85,722                 173,746
                                                                        ------------------       -----------------
TOTAL                                                                   $          171,336       $         225,215
                                                                        ==================       =================

         See accompanying notes to consolidated financial statements.

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                   Year Ended February 28,
                                                                         1999                1998              1997
                                                                         ----                ----              ----
REVENUES:
  License fees                                                       $ 73,802            $107,547          $ 54,342
  Consulting, maintenance, and other services                         103,762              72,716            45,865
                                                               --------------      --------------     -------------
       Total revenues                                                 177,564             180,263           100,207

OPERATING EXPENSES:
  Cost of license fees                                                 13,415              11,102             5,011
  Cost of consulting, maintenance, and other services                  50,585              33,213            19,618
  Sales and marketing                                                 103,006              66,228            34,961
  Product development                                                  49,389              32,794            18,889
  General and administrative                                           19,828              14,639             9,344
  Acquisition-related expenses                                          3,095                  --                --
  Restructuring expenses                                               33,775                  --                --
  Purchased research and development                                       --              47,340             3,697
                                                               --------------      --------------     -------------
       Total operating expenses                                       273,093             205,316            91,520
                                                               --------------      --------------     -------------

(LOSS) INCOME FROM OPERATIONS                                         (95,529)            (25,053)            8,687
                                                               --------------       -------------     -------------
OTHER INCOME - NET                                                      2,362               2,863             1,047
                                                               --------------      --------------     -------------
(LOSS) INCOME BEFORE INCOME TAXES                                     (93,167)            (22,190)            9,734

PROVISION (BENEFIT) FOR INCOME TAXES                                    2,945              (9,025)            5,077
                                                               --------------      --------------     -------------
NET (LOSS) INCOME                                                    $(96,112)           $(13,165)         $  4,657
                                                               ==============      ==============     =============
BASIC (LOSS) INCOME PER SHARE                                        $  (3.64)           $  (0.56)         $   0.22
                                                               ==============      ==============     =============
SHARES USED IN BASIC SHARE COMPUTATION                                 26,402              23,484            21,657
                                                               ==============      ==============     =============
DILUTED (LOSS) INCOME PER SHARE                                      $  (3.64)           $  (0.56)         $   0.20
                                                               ==============      ==============     =============
SHARES USED IN DILUTED SHARE COMPUTATION                               26,402              23,484            23,159
                                                               ==============      ==============     =============

COMPREHENSIVE (LOSS) INCOME:
  Net (loss) income                                                  $(96,112)           $(13,165)            4,657
                                                               --------------      --------------     -------------

Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments                               (701)                (94)              554
  Unrealized gains (losses) or securities                                 114                (132)               --
                                                               --------------      --------------     -------------

Other comprehensive (loss) income                                        (587)               (226)              554
                                                               --------------      --------------     -------------
       Total comprehensive (loss) income                             $(96,699)           $(13,391)         $  5,211
                                                               ==============      ==============     =============


         See accompanying notes to consolidated financial statements.

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                              Common Stock                             Accumulated
                                   --------------------------------
                                                                                          Other          Retained
                                                  Par       Paid-in      Treasury     Comprehensive      Earnings
                                      Shares     Value      Capital        Stock      Gains (Losses)     (Deficit)     Total
                                   ----------------------------------------------------------------------------------------------
BALANCE, MARCH 1, 1996               11,125      $  22      $ 33,134       $ (744)       $     (95)      $ 11,610      $ 43,927
  Issuance of common stock               50         --           733           --               --             --           733
  Exercise of stock options             336          1         1,906           --               --             --         1,907
  Tax benefit of options exercised       --         --         2,571           --               --             --         2,571
  Fair value of options issued           --         --           217           --               --             --           217
  Compensation expense                   --         --            69           --               --             --            69
  Issuance of treasury stock             --         --           211           27               --             --           238
  Translation adjustment                 --         --            --           --              554             --           554
  Net income                             --         --            --           --               --          4,657         4,657
  Two-for-one stock split            11,214         22           (22)          --               --             --            --
                                   ----------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1997           22,725         45        38,819         (717)             459         16,267        54,873
  Issuance of common stock, net of
   issuance costs of $652             3,137          6       120,110           --               --             --       120,116
  Issuance of stock options in
   connection with acquisitions          --         --         1,081           --               --             --         1,081
  Exercise of stock options             858          2         3,334           --               --             --         3,336
  Tax benefit of options exercised       --         --         7,731           --               --             --         7,731
  Translation adjustment                 --         --            --           --              (94)            --           (94)
  Unrealized loss on marketable
   Securities                            --         --            --           --             (132)            --          (132)
  Net loss                               --         --            --           --               --        (13,165)      (13,165)
                                   ----------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1998           26,720         53       171,075         (717)             233          3,102       173,746
  TYECIN conforming year end
     Adjustments                         --         --            --           --               --           (248)         (248)
  Issuance of common stock              194          1         2,745           --               --             --         2,746
  Exercise of stock options             791          1         4,248           --               --             --         4,249
  Tax benefit of options-exercised       --         --         1,928           --               --             --         1,928
  Translation adjustment                 --         --            --           --             (701)            --          (701)
  Unrealized gain on marketable
     Securities                          --         --            --           --              114             --           114
  Net loss                               --         --            --           --               --        (96,112)      (96,112)
                                   ----------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1999           27,705       $ 55      $179,996       $ (717)            (354)      $(93,258)     $ 85,722
                                   ==============================================================================================

         See accompanying notes to consolidated financial statements.

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                                Year ended February 28,
                                                                     1999                1998                  1997
                                                                     ----                ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                            $     (96,112)      $     (13,165)      $        4,657
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
  Depreciation and amortization                                       24,321              16,150                8,110
  Write-off of purchased research and development                         --              47,340                3,697
  Restructuring provision                                             33,775                  --                   --
  Allowances for doubtful accounts                                     4,200               1,510                2,529
  Deferred income tax assets                                           5,139             (19,574)                (479)
  Tax benefit of stock options exercised                               1,928               7,731                2,571
  Loss on disposal of property and intangibles                           488                  --                   --
  Other                                                                  994                 (13)                 108
  Changes in assets and liabilities:
     Accounts receivable                                               4,397             (20,908)             (20,720)
     Other current assets                                             (5,379)             (2,023)                  54
     Other non-current assets                                           (287)               (503)                  94
     Accounts payable and accrued expenses                             1,623               5,777                 (157)
     Accrued compensation                                             (4,604)              6,016                4,878
     Deferred revenue                                                  6,164               2,470                7,128
     Restructuring accrual                                            (4,442)                 --                  --
     Income taxes payable                                                 --                (716)               1,198
                                                               -------------       -------------       --------------
       Net cash (used in) provided by operating activities           (27,795)             30,092               13,668
                                                               -------------       -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                            --              (9,637)              (3,582)
  Sales of marketable securities                                      48,436              46,865                7,933
  Purchase of marketable securities and long-term
     investments                                                      (8,827)            (96,347)              (3,006)
  Purchase of property and equipment                                 (16,402)            (16,011)              (7,284)
  Capitalization of internally developed software costs                 (193)                 --                   --
  Capitalization of software development costs                       (10,075)            (10,274)              (6,843)
  Purchase of software licenses                                         (582)               (816)                (878)
  Net change in cash due to conforming year ends                        (450)                 --                   --
                                                               -------------       -------------       --------------
     Net cash provided by (used in) investing activities              11,907             (86,220)             (13,660)
                                                               -------------       -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit borrowings                                            9,500                  --                   --
  Payments on long-term obligations                                     (246)                 58                 (273)
  Proceeds from sale of common stock, net of issuance
    costs                                                              2,745              63,770                  735
  Proceeds from exercise of stock options                              4,474               3,334                1,907
                                                               -------------       -------------       --------------
     Net cash provided by financing activities                        16,473              67,162                2,369
                                                               -------------       -------------       --------------
EFFECTS OF EXCHANGE RATES ON CASH
  BALANCES                                                               249                  23                  574
                                                               -------------       -------------       --------------
NET INCREASE IN CASH                                                     834              11,057                2,951
CASH  AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                             19,891               8,834                5,883
                                                               -------------       -------------       --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $      20,725       $      19,891       $        8,834
                                                               =============       =============       ==============

         See accompanying notes to consolidated financial statements.

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED FEBRUARY 28, 1999

1.  The Company and Significant Accounting Policies

The Company

  Manugistics Group, Inc. ("Manugistics" or the "Company") designs, develops, markets, licenses, and supports an integrated suite of strategic, tactical, and operational supply chain planning software products that address the four key operational areas of supply chain planning: demand planning, supply planning, manufacturing scheduling, and transportation management. In addition, the Company provides services to its clients to re-engineer their supply chain processes, implement the Company's software, and provide related training and maintenance services. The Company also markets and supports STATGRAPHICS, a software application containing a comprehensive set of statistical tools to control, manage, and improve the quality of production processes in manufacturing companies. The Company's business is predominately based in the United States and Europe with a increasing presence in Asia/Pacific and South America.

  The Company was incorporated in Delaware in 1986 to acquire Manugistics, Inc. (then known as STSC, Inc.), which was a subsidiary of Continental Telecom of Atlanta, Georgia, and which is now the principal operating subsidiary of the Company. The Company completed its initial public offering of Common Stock in August 1993 and completed another underwritten offering of its Common Stock in August 1997.

Basis of Presentation

  The consolidated financial statements include the accounts of Manugistics Group, Inc., its wholly-owned subsidiaries, and its sixty percent (60%) owned subsidiary TYECIN-INNOTECH, a Japanese corporation. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified for comparability with the current year's financial statement presentation.

  Effective June 1, 1998, the Company acquired TYECIN Systems, Inc. ("TYECIN") by merger and accounted for the transaction as a pooling of interests. Accordingly, all financial information included in these financial statements gives retroactive effect to the combination for all periods presented. Previously, TYECIN's year end was December 31, 1997. Effective March 1, 1998, TYECIN's year end was changed to February 28. During the two month period January and February 1998, TYECIN recorded revenues of approximately $609,000 and expenses of approximately $857,000. The resulting net loss of approximately $248,000 is directly reflected in the retained earnings (deficit) in the Company's consolidated financial statements.

Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Cash Equivalents

  Cash and cash equivalents are comprised principally of amounts in operating accounts, cash on hand, money market investments and other short-term instruments, stated at cost, which approximate market value, with original maturities of three months or less.

Marketable Securities

  The Company's short-term marketable securities are classified as "available-for-sale." These securities are recorded at fair value with unrealized gains and losses as a component of stockholders' equity and comprehensive income. Realized gains and losses on available-for-sale securities are computed using the specific identification method. On February 28, 1999 and 1998, marketable securities consisted of investments in municipal bonds and other short-term investments which generally mature in one year or less.

Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, and accounts receivable. The Company has policies that limit investments to investment grade securities and limit the amount of credit exposure to any one issuer. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential losses, but does not require collateral or other security to support clients' receivables. The Company's credit risk is also further mitigated because its customer base is diversified both geographically and by industry.

Property and Equipment

  Property and equipment is stated at cost. Furniture and fixtures are depreciated on a straight-line basis over three to ten years. Computer equipment and software are depreciated on a straight-line basis over two years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

Capitalized Software

  In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to clients.

Intangibles

  Intangibles include goodwill, customer lists, intellectual property, and other. Goodwill, equal to the fair value of consideration paid in excess of the fair value of the net assets purchased, has been recorded in conjunction with several of the Company's purchase business combinations and is being amortized on a straight-line basis over a period of five years. Customer lists acquired in conjunction with certain of the Company's purchase business combinations are amortized using the double declining balance method over a period of 5 years (see Note 11). Intellectual property and other intangibles are amortized on a straight-line basis over a period of two to five years.

Internally Developed Software

       Effective fiscal 1999, certain costs to develop or obtain internal use software are capitalized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are amortized on a straight-line basis over a period of two years after completion or acquisition of the software.

    Impairment of Long-Lived Assets

       The Company reviews its long-lived assets, including property and equipment, and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing an evaluation of recoverability, the estimated future undiscounted net cash flows of the assets are compared to the assets' carrying amount to determine if a write down is required.

    Fair Values of Financial Instruments

       The carrying values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and the line of credit approximate fair value due to the short maturities of such instruments. The carrying value of long-term debt approximates fair value based on current rates offered to the Company for debt with similar collateral and guarantees, if any, and maturities. The fair value of foreign currency contracts (used for hedging purposes) is estimated by obtaining quotes from brokers.

    Foreign Currency Translation

       Assets and liabilities of the Company's international subsidiaries are translated at the exchange rate in effect on the balance sheet date. The related revenues and expenses are translated using the average exchange rate in effect during the reporting period. Foreign currency translation adjustments are disclosed as a separate component of stockholders' equity and comprehensive income.

    Revenue Recognition

       Prior to March 1, 1998, the Company recognized revenue in accordance with the provisions of the AICPA Statement of Position No. 91-1 ("SOP 91-1"), "Software Revenue Recognition." Software license revenues from supply chain planning products were recognized upon the customer's execution of a noncancellable license agreement and shipment of the software, provided that no significant vendor obligations remained outstanding, the license fee was fixed and amounts were due within one year and collection was considered probable by management. For transactions entered into after February 28, 1998, the Company recognized revenue in accordance with the provisions of AICPA Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which provides guidance in applying generally accepted accounting principles in recognizing revenues on software transactions and supersedes SOP 91-1. SOP 97-2 requires that the Company have an executed software license agreement, the license fee be fixed and determinable, and collection be deemed probable by management in order to record software license revenue. SOP 97-2 also requires revenues earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of the relative fair values of the elements. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

       Consulting service revenues are recognized when the services are provided, generally on a time and materials basis. Consulting service revenues consist primarily of implementation and training services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code. Maintenance revenues are deferred and recognized ratably over the term of the maintenance contract, typically twelve months.

    Income Taxes

       The provision for income taxes is based on income recognized for financial reporting purposes and includes the effects of temporary differences between such income and income recognized for income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

    Comprehensive (Loss) Income

       In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." This statement establishes the rules for the reporting of comprehensive (loss) income and its components. The Company's comprehensive (loss) income includes net (loss) income, foreign currency translation adjustments, and unrealized gains (losses) on short-term investments and is presented in the Consolidated Statements of Operations. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

    Net (Loss) Income Per Share

       Basic (loss) income per share is computed using the weighted average number of shares of common stock outstanding. Diluted income per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method.

    Stock-Based Compensation Plans

       The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value-based method of accounting. The Company has made the pro forma net income and earnings per share disclosures, calculated as if the Company accounted for its stock-based compensation plan using the fair value-based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" in Note 7.

    New Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivatives and Hedging Activities." In May 1999, the FASB voted to defer the implementation of SFAS No. 133 for one year. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement is expected to be effective for all annual and interim periods beginning after June 15, 2000. Management does not presently believe the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial position or results of operations in fiscal 2000.

       In August 1996, the Financial Accounting Standards Board added a project to its agenda to address significant outstanding practice issues related to accounting for stock-based compensation under

    Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proposed effective date would be the issuance of the final interpretation, which is expected to be in September 1999. If adopted, the interpretation would be applied prospectively but would cover events that occurred after December 15, 1998. There would be no effect on financial statements for the period prior to the effective date of the final interpretation. If adopted without revision, the Company would be required to record compensation expense associated with the change in the exercise price of stock options granted to employees which could cause a material, adverse impact on the Company's financial condition.

2.  PROPERTY AND EQUIPMENT

       Property and equipment consists of the following (in thousands):

                                                    February 28
                                                1999            1998
                                             ----------      ----------
    Computer equipment and software          $   26,913      $   22,130
    Office furniture and equipment                6,921           6,585
    Leasehold improvements                        9,740           6,877
                                             ----------      ----------
          Total                                  43,574          35,592
    Less: accumulated depreciation              (21,742)        (14,450)
                                             ----------      ----------
                                             $   21,832      $   21,142
                                             ==========      ==========

3.  SOFTWARE DEVELOPMENT COSTS

       The Company capitalizes costs incurred in the development of its software products. Software development costs include certain internally developed costs, software costs purchased from third parties in connection with acquisitions (if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided the capitalized amounts will be realized over a period not exceeding five years), and purchased software license costs for products used in the development of the Company's products. Costs incurred prior to establishing technological feasibility are charged to product development expense as incurred. Software development costs are amortized at the greater of the amount computed using either (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release, or (b) the ratio that current gross revenues bears to the total current and anticipated future gross revenues. Generally, an economic life of two to five years is assigned to capitalized software development costs.

       The Company capitalized software development costs and purchased licensed software to be resold of $10,657,000, $11,090,000, and $7,721,000, and recorded amortization expense of $11,014,000, $8,277,000, and $3,874,000 for fiscal 1999, 1998, and 1997, respectively. In addition, an additional $9,940,000 is recorded in the fiscal 1998 balance for purchased software development costs capitalized in connection with the acquisition of ProMIRA Software Inc. (see Note 11).

       The amortization expense amounts for fiscal 1999, 1998 and 1997 include write-offs totaling approximately $1,432,000, $1,897,000 and $312,000, respectively, of previously capitalized internal software development costs. These capitalized costs were deemed to exceed their future net realizable value as a result of new technologies developed by the Company and acquired in connection with acquisitions.

4.  INTANGIBLES

       Intangibles consists of the following (in thousands):

                                                        February 28,
                                                     1999           1998
    Goodwill                                      $  12,135      $  16,007
    Customer lists                                      214            214
    Intellectual property                               750          1,120
    Non-compete agreements                              217            217
    Internally developed software                       193             --
    Other                                                46             74
                                                  ---------      ---------
          Total                                      13,555         17,632
    Less: accumulated amortization                   (4,173)        (2,972)
                                                  ---------      ---------
                                                  $   9,382      $  14,660
                                                  =========      =========

       In January 1999, the Company wrote off $1,354,000 of goodwill representing a gross balance of $3,872,000 and accumulated amortization of $2,518,000 related to the acquisitions of certain assets of IRI and Marketing Systems, Inc. The Company determined that goodwill balances were impaired such that undiscounted cash flows pertaining to the goodwill could not support the goodwill balance recorded.

5.  DEBT AND LONG-TERM LIABILITIES

       Long-term obligations consisted of the following (in thousands):

                                                        February 28,
                                                    1999           1998
                                                  --------       --------
    Notes payable                                 $    987       $    499
    Capital lease obligations (see Note 6)              64            230
    Deferred rent                                      431            516
                                                  --------       --------
    Total                                         $  1,482       $  1,245
    Less - current portion                          (1,028)          (598)
                                                  --------       --------
    Subtotal                                      $    454       $    647
    Other long-term liabilities                         --            277
                                                  --------       --------
    Total                                         $    454       $    924
                                                  ========       ========

       Notes Payable - The Company has several outstanding notes payable which accrue interest at rates ranging from 1.93% to 6.25% at February 28, 1999. Principal repayment requirements for each of the four succeeding years beginning March 1, 1999 are as follows: $865,000 for 1999 and $122,000 for 2000.

       Line of Credit - The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request advances in an aggregate amount of up to $10,000,000 in principal, to include letters of credit. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7,500,000 per acquisition). Borrowings under the line of credit bear interest at one of the following rates selected by the Company, the prime rate of the lender or the three-month or six-month London Interbank Offered Rate (LIBOR) plus one and one-half percent. The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount, including a covenant not to pay or declare cash dividends. This facility will expire in September 1999, unless renewed. There was $10,000,000 outstanding under the credit facility at February 28, 1999, including $500,000 of letters of credit.

6.  COMMITMENTS AND CONTINGENCIES

       Commitments - The Company leases office space, office equipment, and automobiles under operating leases and various computer and other equipment under capital leases. Property acquired through capital leases amounted to $881,000 and $884,000 at February 28, 1999 and 1998, respectively, and has been included in computer equipment and software (Note 2). Total accumulated amortization relating to these leases was $850,000 and $716,000 as of February 28, 1999 and 1998, respectively.

       Rent expense for operating leases for fiscal 1999, 1998 and 1997 was approximately $16,020,000, $7,754,000, and $4,723,000, respectively. The future minimum lease payments under these capital and operating leases for each of the succeeding years beginning March 1, 1999 are as follows (in thousands):

                                                        Capital     Operating
                                                        Leases        Leases
                                                       ---------   -----------
    2000                                                $    52      $ 17,517
    2001                                                      7        13,280
    2002                                                      7        10,994
    2003                                                      6         8,425
    2004                                                     --         7,473
    Thereafter                                               --        41,997
                                                        -------      --------
    Total minimum lease payments                        $    72      $ 99,686
                                                                     ========
    Less amount representing interest                        (8)
                                                        -------
    Present value of net minimum lease payments         $    64
                                                        =======

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

       On March 7, 1997, the Company, as part of the acquisition of certain assets of Information Resources, Inc. ("IRI"), entered into several agreements with IRI, including a Data Marketing and Guaranteed Revenue Agreement ("Agreement") and an Asset Purchase Agreement ("Purchase Agreement"). The Agreement set forth the obligations of the parties with regard to revenues to be paid to IRI from the sale by the Company of specified products provided by IRI. Under the terms of the Agreement, the Company guaranteed revenue to IRI in a total amount of $16.5 million over a period of years following execution of the Agreement by way of three separate revenue streams. As part of such commitment, the Company agreed to guarantee revenues to IRI in a total amount of $12 million through three separate payments over an initial three year period from execution of the agreement ("First Revenue Stream").

       The Company asserted that its ability to market the IRI products has been impaired, which, under the terms of the Agreement, obligates the parties to restructure the payments and/or modify the obligations with regard to the First Revenue Stream. IRI responded, disagreeing that an impairment existed, and in the alternative, that any impairment was corrected. The parties discussed their disagreement over the impairment issue until IRI filed a complaint in the Circuit Court of Cook County, Illinois on January 15, 1999. The complaint alleges breach of the Agreement and seeks damages in an amount in excess of $11.9 million for the Company's alleged failure or anticipatory failure to make guaranteed payments in the amount of $12 million. The complaint also alleges a breach of a separate Non-Competition and Non-Solicitation Agreement executed at the same time as the Agreement, and seeks damages in an amount in excess of $100,000. The Company filed a Motion to Stay Proceedings and Compel Arbitration, which was granted as to the claim under the Agreement and denied as to the claim under the Non-Competition and Non-Solicitation Agreement. Arbitration proceedings have not commenced; the civil action is in the early stages of discovery. It is not possible at this time to predict the outcome of the arbitration or litigation or the amount or nature of any loss.

       The Company received notice from IRI of the dismissal of the lawsuit filed against IRI by Think Systems Corporation on April 2, 1999. Such dismissal was a condition precedent to the obligation of Manugistics, Inc. to proceed to a Second Closing pursuant to the Purchase Agreement. IRI has requested that the parties proceed to such Second Closing which relates to the transfer of certain assets to Manugistics Services, Inc. Further, under the Agreement, the dismissal on the Think Systems lawsuit triggers the commencement of a second revenue stream to IRI, under the Agreement. The second revenue stream represents a total guaranteed revenue of $1.75 million for the first and second year following the Second Closing and $2.25 million for the third year following the Second Closing.

       A number of lawsuits were filed in various Federal District Courts alleging disclosure violations under the federal securities laws against the Company, its Chairman and then Chief Executive Officer, and its Chief Financial Officer, arising from alleged omissions and misrepresentations by the Company and the two individuals regarding the Company's business, operations, and financial condition. Each complaint seeks class action status on behalf of purchasers of the Company's common stock during certain specified periods and seeks unspecified monetary damages. The actions have been consolidated in the District of Maryland and an amended consolidated complaint has been filed by the plaintiffs. The Company will be filing a motion to dismiss. It is not possible at this time to predict the outcome of the litigation or the amount or nature of any loss. If the litigation is not resolved satisfactorily to the Company, the Company's financial condition and results of operations could be materially adversely affected.

       In order to consolidate the Company's three facilities located in the Rockville, Maryland area, the Company entered into an agreement effective as of March 26, 1998 ("Site Agreement") with a commercial real estate developer, Boston Properties, to lease a new office building of approximately 300,000 square feet to be built at a site near its current headquarters in Rockville, Maryland. The Company anticipated taking occupancy of the new facility in the spring of the year 2000. Pursuant to the Site Agreement, Boston Properties commenced development of the site. As a result of the Company's restructuring, including the significant reduction in force, the Company's need for expansion space has been greatly reduced. The Site Agreement does not address early termination due to reduced need, therefore, the Company has been in negotiations with Boston Properties to effect a mutual termination of the Site Agreement. No assurance can be given that the matter will be resolved satisfactorily to the Company; if not resolved, the financial condition, and results of operations could be materially adversely affected. The Company cannot predict the outcome at this time.

7.  STOCKHOLDERS' EQUITY

    Preferred Stock

       The Company has authorized 4,620,253 shares of $.01 par value preferred stock. As of February 28, 1999, no preferred shares were outstanding.

    Common Stock

       The Company has authorized 100,000,000 shares of $.002 par value common stock. No cash dividends on common stock have been declared or paid in any of the fiscal years presented. On August 18, 1997, the Company completed an underwritten offering of 1,600,000 newly issued shares of common stock. The proceeds to the Company were approximately $61,985,000, net of related offering expenses.

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

    Net (Loss) Income per Share

       The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computation for the periods presented (in thousands):

                                                                     FEBRUARY 28,
                                                          1999          1998          1997
       Weighted average common shares                      26,402        23,484        21,657
       Dilutive potential common shares                         -             -         1,502
                                                       ----------    ----------    ----------
       Shares used in diluted share computation            26,402        23,484        23,159
                                                       ----------    ----------    ----------

       Net (loss) income                               $  (96,112)   $  (13,165)   $    4,657
                                                       ==========    ==========    ==========
       Basic (loss) income per share                   $    (3.64)   $    (0.56)   $     0.22
                                                       ==========    ==========    ==========
       Diluted (loss) income per share                 $    (3.64)   $    (0.56)   $     0.20
                                                       ==========    ==========    ==========

       The dilutive effect of options for approximately 1.3 million and 3.8 million shares has not been considered in the computation of diluted loss per share in fiscal 1999 and 1998, respectively, because such shares would be anti-dilutive.

    Employee Stock Purchase Plan

       In October 1994, the Company adopted an employee stock purchase plan ("ESPP") that authorizes the Company to sell up to 1,000,000 shares of common stock to employees through voluntary payroll withholdings. The stock price to be paid by employees is equal to 85% or 95% of the lower average market price as reported on the National Association of Securities Dealers Automated Quotation system from either the first or last day of each six-month withholding period. Payroll deductions may not exceed the lesser of 10% of a participant's compensation or $25,000 per year. The number of shares purchased under this plan by employees totaled 194,013 shares, 69,113 shares, and 100,818 shares in fiscal 1999, 1998, and 1997, respectively. The weighted average fair value of shares purchased in fiscal 1999, 1998, and 1997 was $16.62, $44.88, and $14.09, respectively.

    Stock Options

      Effective July 24, 1998, the Company adopted the 1998 Stock Option Plan ("1998 Plan") under which incentive and non-qualified stock options may be granted to officers, directors, and employees to purchase up to a total of up to 2,237,900 new shares of common stock at prices not less than the fair market value at the time of grant. No new options will be granted under the Company's other stock option plans, which will remain in effect with respect to options outstanding under such plans until such options are exercised, terminated, or expire. As of February 28, 1999, the Company has cumulatively granted options on 1,067,850 shares.

       Under the 1998 Plan, the vesting period for new options issued is in accordance with the Incentive and Non-Qualified Stock Option Policy approved by the compensation committee of the Board of Directors. Prior to 1994, options vested and became exercisable four years from the date of grant. In 1994, the Company amended the plan such that options granted after the amendment vest and become exercisable ratably over a four-year period from the date of grant. The right to exercise the vested options expires upon the earlier of either ten years (or for options granted prior to 1994, eleven years) from the date of grant, or within thirty days of termination of employment.

       As of February 28, 1999, the Company had cumulatively granted options on 192,500 shares under the 1994 Outside Directors Non-Qualified Stock Option Plan, 1,630,000 shares under the Employee

    Incentive Stock Option Plan, and 184,666 shares under the 1994 Executive Incentive Stock Option Plan.

       Effective January 29, 1999, the Company completed a stock option re-pricing program in which options to purchase a total of approximately 1.52 million shares of the Company's common stock were re-priced. Under the re-pricing program, which was approved by the shareholders of the Company, outstanding options (other than those held by executive officers and directors) surrendered for re-pricing were exchanged for an equivalent number of re-priced options.

       The exercise price of the re-priced options is $8.75 per share (the fair market value of the common stock at that date) and the four year vesting schedule of each option restarted on February 1, 1999. In conjunction with the Company's restructuring, the Compensation Committee of the Board of Directors, pursuant to authority granted to it under the related options plans, modified the annual vesting provisions of the repriced options to provide that the vesting for the first two years would be accelerated if certain earnings milestones are met in fiscal years 2000 and 2001.

       Under proposed Financial Accounting Standards Board (FASB) rules which would be retroactive to option repricings effected after December 15, 1998, companies would be required to treat repriced options as compensatory options granted under a variable plan. As a result, companies would record a non-cash compensation expense, over the term of the option, based upon increases in the market price of the companies' common stock. Pending further announcements and the adoption of definitive rules by FASB on the subject, the Company cannot determine the impact on its earnings of the proposed rules as applied to its option repricing program.

       A summary of the status of the Company's stock option plans, including the TYECIN stock option plans which were assumed by the Company, and changes during the fiscal years is presented below with share amounts in thousands:

                                                                           FEBRUARY 28,
                                                1999                          1998                          1997
                                                ----                          ----                          ----
                                        Options to                    Options to                    Options to
                                         Purchase    Wtd. Avg.         Purchase    Wtd. Avg.         Purchase    Wtd. Avg.
                                          Shares     Ex. Price          Shares     Ex. Price          Shares     Ex. Price
    Outstanding at Beginning of Year         4,421    $  16.77             3,824    $   6.78             3,353    $   4.20
    Options Granted at Fair Value            3,091       15.84             1,503       36.64             1,324       11.54
    Options Granted Greater Than
      Fair Value                                15       37.73                45       26.47                24        8.01
    Exercised                                 (751)       5.94              (777)       4.34              (653)       3.00
    Cancelled                               (2,353)      28.79              (174)      16.85              (224)       5.19
                                        ----------                    ----------                    ----------
    Outstanding at End of Year               4,423    $  11.90             4,421    $  16.77             3,824    $   6.78
                                        ----------                    ----------                    ----------
    Exercisable at End of Year               1,303                         1,357                         1,119
                                        ==========                    ==========                    ==========

       The weighted average fair value of options granted in fiscal 1999, 1998, and 1997 was $15.93, $16.48, and $11.64 per share, respectively. A summary of the weighted average remaining contractual life and the weighted average exercise price of options outstanding as of February 28, 1999 is presented below with share amounts in thousands:

                            Number       Weighted Avg.                            Number
    Range of Exercise    Outstanding       Remaining         weighted Avg.      Exercisable      Weighted Avg.
         Prices           at 2/28/99    Contractual Life    Exercise Price       at 2/28/99     Exercise Price

                                            (share amounts in thousands)
        $ 0.52-$7.13             984                5.61         $    4.48              622          $    3.81
           7.19-7.88             408                6.67              7.59              248               7.57
           8.00-8.75           1,862                8.98              8.74               16               8.11
          8.81-42.19             877                7.86             18.13              301              12.70

         42.31-64.13             292                8.47             43.21              116              43.61
    ----------------     -----------    ----------------    --------------      -----------     --------------
        $0.52-$64.13           4,423                7.49         $   11.90            1,303          $   10.15
                         ===========                                            ===========

    Stock-Based Compensation


       As permitted under SFAS No. 123, the Company continues to account for stock-based compensation to employees in accordance with Accounting Principals Board ("APB") Opinion No. 25, under which no compensation expense is recognized, since the exercise price of options granted is equal to or greater than the fair market value of the underlying security on the grant date. Pro forma information regarding net income and income per share is required by SFAS No. 123, which uses the fair value method. The fair value of the Company's stock-based awards to employees was estimated as of the date of grant using the Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option pricing model include that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

       Had compensation cost for these plans been recorded, the Company's net
    (loss) income and (loss) income per share amounts would have been as follows, in thousands except per share amounts:

                                                             February 28,
                                                 1999           1998            1997
                                                 ----           ----            ----
    Net (loss) income                        $  (101,558)   $   (19,250)   $      2,912
    Basic (loss) income per share            $     (3.85)   $     (0.82)   $       0.13
    Diluted (loss) income per share          $     (3.85)   $     (0.82)   $       0.13

       The decrease in the fair value of stock options granted in 1999 resulted primarily from a significant decrease in the price of the Company's common stock during fiscal 1999 from fiscal 1998. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the fiscal 1999, 1998, and 1997 pro forma amounts include $964,000, $435,000, and $279,000, respectively, related to the purchase discount offered under the employee stock purchase plan.

       The fair value of options granted was estimated assuming no dividends and using the following weighted-average assumptions:

                                                        OPTIONS                                         ESPP
                                   ----------------------------------------------------   --------------------------------
                                         1999            1998              1997              1999       1998      1997
                                         ----            ----              ----              ----       ----      ----
    Risk-free interest rates          5.15-5.52%       6.20-6.59%        5.44-5.73%          5.17%     5.65%     5.67%
    Expected term                   2.54-3.09 yrs.   2.62-7.69 yrs.    1.54-4.51 yrs.        6 mos.    6 mos.    6 mos.
    Volatility                       .6051-.6800         0.6038            0.6358            0.6259    0.6044    0.6562

8.  RETIREMENT PLANS

       The Company has two defined contribution retirement savings plans (one in the U.S. and another in the U.K.) under the terms of which the Company matches a percentage of the employees' qualified contributions. New employees are eligible to participate in the plans upon completing one month of service. The Company's contribution to the plans totaled $1,669,000, $1,045,000, and $535,000 for fiscal 1999, 1998 and 1997, respectively.

9.  INCOME TAXES

       Income Tax Provision - The components of the (benefit) provision for income taxes are as follows in thousands:

                                                                Year Ended February 28,
                                                          1999           1998           1997
                                                          ----           ----           ----
    Current:
       Federal                                         $   (2,392)    $    7,522     $   3,518
       State                                                 (231)         2,069           375
       Foreign                                                428            710         1,063
                                                       ----------     ----------     ---------
          Total current (benefit) provision                (2,195)        10,301         4,956
                                                       ----------     ----------     ---------
    Deferred:
       Federal                                              3,976        (18,891)         (419)
       State                                                   --             18           521
       Foreign                                              1,164           (453)           19
                                                       ----------     ----------     ---------
          Total deferred provision (benefit)                5,140        (19,326)          121
                                                       ----------     ----------     ---------
    Total provision (benefit) for income taxes         $    2,945     $   (9,025)    $   5,077
                                                       ==========     ==========     =========

       The income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $1,928,000, $7,731,000, and $2,571,000, for fiscal 1999, 1998, and 1997, respectively.

       Deferred Income Taxes - The components of the Company's deferred tax assets and liabilities are as follows in thousands:

                                                                   February 28,
                                                               1999           1998
                                                               ----           ----
    Deferred tax assets:
       Uncollectible receivables and sales returns          $    2,429     $      813
       Accrued rents and other expenses                          2,549            205
       Operating loss carryforwards:
            Domestic                                            15,854            617
            Foreign                                              8,452          2,507
       Restructuring charge                                     13,344             --
       Tax credit carryforwards                                  1,937             --
       Software revenue recognition                                117             41
       Depreciation and amortization                            21,312          1,345
       Accrued commissions                                         188            723
       Purchased research and development write-off                 --         18,774
       Other temporary differences                                   8            552
                                                            ----------     ----------
            Total deferred tax assets                           66,190         25,577
            Less: valuation allowance                          (47,039)        (1,786)
                                                            ----------     ----------
              Total deferred tax assets                         19,151         23,791
    Deferred tax liabilities:
        Software developments costs                             (4,619)        (4,154)
       Deferred revenue                                           (385)          (321)
       Other temporary differences                                  --            (30)
                                                            ----------     ----------
            Total deferred tax liabilities                      (5,004)        (4,505)
                                                            ----------     ----------
            Net deferred tax assets                         $   14,147     $   19,286
                                                            ==========     ==========

       Based upon the Company's historic taxable income, when adjusted for non-recurring items, net operating loss carryback potential, and estimates of future profitability, management has concluded that operating income will more likely than not be insufficient to cover all deferred tax assets, therefore, the valuation allowance has been increased in the current year to $47,039,000 resulting in a net deferred tax asset of $14,147,000.

       At February 28, 1999, the Company had a total of $39,955,000 of federal and $25,716,000 of foreign net operating loss carry-forwards ("NOLs") available to offset future taxable income in those respective taxing jurisdictions. The federal NOLs expire in the years 2011 through 2019. Approximately $12,081,000 of the foreign NOLs expire during the fiscal years 2000 to 2004 while the remaining NOLs are available in perpetuity. The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside the United States. Accordingly, no United States income tax on these earnings has been provided.

       Effective and Statutory Rate Reconciliation - The difference between the income tax provision and the amount computed by applying the federal statutory income tax rate to pretax accounting income is summarized as follows in thousands:

                                                                                  February 28,
                                                                        1999         1998          1997
                                                                        ----         ----          ----
    (Benefit) provision computed at federal statutory rate            $(32,608)     $(7,767)      $3,310
    Increase (reduction) in taxes resulting from:
       State and foreign taxes, net of federal benefit                    (998)      (1,450)         411
       Change in valuation allowance                                    40,864        1,052          291
       Benefit of net operating loss carrybacks and tax credits         (4,052)      (1,255)          --
       Foreign items                                                       953          529           --
       Purchased research and development write-off                         --           --        1,257
       Tax exempt income                                                  (417)        (349)        (163)
       Other                                                              (797)         215          (29)
                                                                      --------      -------       ------
    Provision (benefit) for income taxes                              $  2,945      $(9,025)      $5,077
                                                                      ========      =======       ======

10. OTHER INCOME

       Other Income - Other income consists of the following (in thousands):

                                            Year ended February 28,
                                          1999        1998        1997
                                          ----        ----        ----
            Interest income              $3,294      $2,774      $1,232
            Interest expense               (225)       (110)        (58)
            Other                          (707)        199        (127)
                                         ------      ------      ------
            Total other income           $2,362      $2,863      $1,047
                                         ======      ======      ======

11. ACQUISITIONS

    Fiscal 1999 Business Combinations

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

       Previously, TYECIN's year end was December 31, 1997. Effective March 1, 1998, TYECIN's year end was changed to February 28. During the two month period January and February 1998, TYECIN recorded revenues of approximately $609,000 and expenses of approximately $857,000. The resulting net loss of approximately $248,000 is directly reflected in retained (deficit) earnings in the Company's consolidated financial statements.

    Fiscal 1998 Business Combinations

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

       In February 1998, the Company acquired ProMIRA Software, Inc. ("ProMIRA"), a provider of supply chain planning software for manufacturers of complex products in industries such as high technology, electronics and motor vehicles and parts. The total purchase price was approximately $64,500,000, comprised of cash, 1,550,000 shares of common stock and options to purchase 78,379 shares of common stock valued at $57.8 million, and acquisition costs. The purchase price was allocated based on a fair value appraisal obtained from a nationally recognized independent appraisal firm, and included allocations to certain intangible assets, such as existing software products which had reached technological feasibility, and in-process software development efforts which had not reached technological feasibility ("purchased research and development"). The write-off of purchased research and development resulted in a non-recurring charge to the Company's operating results, and reduced net income for fiscal 1998 by $28,653,000 ($47,340,000, inclusive of income tax benefits of $18,687,000), or $1.22 basic and $1.09 diluted income per share.

       In June 1997, the Company acquired Synchronology Group Limited, a closely-held company which provides manufacturing planning and scheduling consulting services. In March 1997, the Company entered into a definitive agreement to acquire certain assets of Information Resources, Inc. ("IRI"). (See Note 6 for certain information regarding litigation commenced by IRI against the Company.) The total purchase prices of these acquisitions were approximately $3,200,000 and $1,900,000, respectively, and consisted primarily of cash, assumed liabilities, and acquisition costs.

       Had the acquisitions made in fiscal 1998 been completed as of March 1, 1996, unaudited pro forma results would have been as follows:

                                                    Year ended February 28,
                                                      1998           1997
                                                      ----           ----
                                                        (in thousands)
          Revenues                                $   188,893    $   103,872
          Net Loss                                    (18,328)       (29,025)
          Basic and diluted loss per share              (0.78)         (1.34)

       Such unaudited pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been had the acquisitions been effective at the beginning of each period presented.

    Fiscal 1997 Business Combinations

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

        In addition, the Company entered into a three-year non-compete agreement with two of the principals of Avyx, who did not become employees of the Company, in exchange for an option to purchase 60,000 shares of the Company's common stock. The agreement was valued at $217,000, which represented the estimated fair value of the stock options issued, and is being amortized over the life of the agreement, which is five years.

12.  RESTRUCTURING OF OPERATIONS

        In the third and fourth quarters of 1999, the Company announced and began to implement a restructuring plan aimed at reducing costs and returning the Company to profitability. The restructuring plan was necessitated due to the Company's poor financial performance throughout fiscal 1999, which resulted from various factors including but not limited to poor sales execution, new competitive factors, lengthening of sales cycles, and the concerns of clients and prospects regarding the Year 2000 issue and global economic conditions. The Company reorganized to focus on its core business of providing supply chain solutions to companies with dynamic supply chains, specifically those in the customer-driven industries. The Company is also expanding its product innovation to support transforming the supply chain to an e-chain, interface and integration technologies, and broadening its distribution channels. As a result of the restructuring, the Company recorded charges of $700,000 and $33.1 million in the third and fourth quarters, respectively, in fiscal 1999. The components of the charge included (in thousands):

            Severance and related benefits                        $  4,094
            Lease obligations and terminations                      20,200
            Write-down of property, equipment and leasehold
            improvements                                             6,418
            Write-down capitalized software development costs        1,343
            Goodwill                                                 1,354
            Other                                                      366
                                                                  --------
            Total restructuring charge                            $ 33,775
                                                                  ========

        Due to the redirection of the core business strategy, the Company eliminated 408 positions, across all divisions, primarily located throughout the Company's U.S. operations of which 330 were terminated prior to year-end. The Company has recorded a charge of $4.1 million and has paid approximately $2.9 million in severance related costs as of February 28, 1999, with the remaining to be paid out during fiscal 2000. As management continues to implement its restructuring plan, additional positions may be identified for termination.

        The provision for lease obligations and terminations relate primarily to future lease commitments on office facilities that will be closed during fiscal 2000 as part of the restructuring. The charge represents future lease obligations, net of projected sublease income, on such leases past the dates the offices will be closed by the Company. Some of these subleases are in negotiation but have not been finalized, and therefore the charge includes management's estimates of the likely outcome of these negotiations. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2009.

        The write-down of operating assets relates to a charge to reduce the carrying amount of certain equipment, furniture and fixtures and leasehold improvements, to their estimated net realizable value. These write-downs represent a loss from abandonment of $6.4 million. The write-down of capitalized software development costs relates to a charge of $1.3 million for costs associated with abandoned software products. The Company has also recorded a charge of $1.4 million to write-down goodwill related to its determination to abandon the IRI business. The decrease in net future cash flows results primarily from abandoning software products acquired. The net realizable value of these assets was determined based on management estimates, which considered such factors as the nature and age of the assets to be disposed of, the timing of the assets' abandonment, and the method and potential costs of the disposal. Such estimates will be monitored each quarter and adjusted if necessary. The effect of holding these assets in the intervening period is immaterial.

        Since the restructuring was announced and in-process near the end of the fiscal year, at February 28, 1999, no subleasing agreements were executed. Subleasing arrangements are expected to be finalized during fiscal year 2000 for the restructured locations. As space is subleased, the abandoned assets (consisting primarily of leasehold improvements and office furniture) are primarily being used by the sub-lessors. The abandoned assets are not held for sale. The future lease payments plus the value of the leasehold improvements are greater than the expected future sub-lessor payments. Since full recovery is not anticipated, the related assets are written down to their estimated net realizable value.

        The following table depicts the restructuring activity through February 28, 1999 (in thousands):

                                             Initial     Adjustment    Utilization of Accrual    Remaining
                                                                       ----------------------
                                              Charge     To Charge        Cash      Non-Cash      Accrual
                                              ------     ---------        ----      --------      -------
     Severance costs                         $ 4,094   $       --      $(2,942)     $    --      $ 1,152
     Lease obligation costs                   20,200           --       (1,286)          --       18,914
     Impairment of long-lived assets           9,115           --           --       (7,406)       1,709
     Other                                       366           --         (214)          --          152
                                             -------   ----------      -------      -------      -------
     Total                                   $33,775   $       --      $(4,442)     $(7,406)     $21,927
                                             =======   ==========      =======      =======      =======

13.  SEGMENT INFORMATION

        The Company and its subsidiaries are principally engaged in the design, development, marketing, licensing, and support and implementation of an integrated suite of supply chain planning software products. Substantially all revenues result from the licensing of the Company's software products and related consulting and customer support services. The Company's chief operating decision makers review financial information, presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, consulting, and support of its software applications.

     Geographic Areas                           1999             1998           1997
                                                ----             ----           ----
                                                            (in thousands)
     Revenues:
       Americas                               $138,734       $152,572       $ 87,969
       Europe                                   45,356         35,708         18,273
       Asia/Pacific                              7,509          5,890             --
       Eliminations                            (14,035)       (13,907)        (6,035)
                                              --------       --------       --------
                                              $177,564       $180,263       $100,207
                                              ========       ========       ========
     (Loss) income from operations:
       Americas                               $(75,795)      $(23,148)      $  8,067
       Europe                                      499          9,595          6,655
       Asia/Pacific                             (6,198)         2,407             --
       Eliminations                            (14,035)       (13,907)        (6,035)
                                              --------       --------       --------
                                              $(95,529)      $(25,053)      $  8,687
                                              ========       ========       ========
     Identifiable assets:
       Americas                               $221,358       $289,701       $ 88,212
       Europe                                   34,587         22,932         12,161
       Asia/Pacific                             (1,375)         3,195             --
       Eliminations                            (83,234)       (90,613)       (14,067)
                                              --------       --------       --------
                                              $171,336       $225,215       $ 86,306
                                              ========       ========       ========

        No single customer accounted for 10% or more of the Company's net sales in fiscal 1999, 1998 or 1997.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest amounted to approximately $227,000, $110,000, and $55,000 in fiscal 1999, 1998 and 1997, respectively. Cash paid for income taxes amounted to approximately $1,400,000, $3,478,000, and $1,489,000 in fiscal 1999, 1998 and 1997, respectively.

        Supplemental information of non-cash investing and financing activities is as follows:

        During fiscal 1999, 1998 and 1997, the Company received income tax benefits of $1,928,000, $7,731,000, and $2,571,000, respectively, relating to the exercise of stock options. The benefits were recorded as an increase to additional paid-in capital. During fiscal 1997, the fair value of treasury stock issued was $238,000. Also during fiscal 1997, options valued at $217,000 were granted under a non-compete agreement and $345,000 relating to a leased asset and obligation was capitalized. (See discussion of acquisition at Note 11.)

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly consolidated financial information for fiscal 1999 and 1998 follows:

                                                     1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                                                     -----------      -----------      -----------      -----------
     1999                                                        (in thousands, except per share data)
     Total revenues                                  $    41,123      $    52,940      $    43,044      $    40,457
     Restructuring costs                                      --               --              701           33,074
     Acquisition-related expenses                             --            3,095               --               --
     Operating loss                                      (14,425)         (10,340)         (15,885)         (54,879)
     Net loss                                             (8,539)          (5,966)         (10,407)         (71,200)
     Basic loss per share                            $     (0.33)     $     (0.23)     $     (0.39)     $     (2.66)
     Shares used in basic share computation               26,253           26,415           26,520           26,755
     Dilutive Loss per share                         $     (0.33)     $     (0.23)     $     (0.39)     $     (2.66)
     Shares used in diluted share computation             26,253           26,415           26,520           26,755

     1998
     Total revenues                                       35,616           39,160           42,159           63,328
     Purchased research and development costs                 --               --               --           47,340
     Operating income (loss)                               3,114            4,076            5,114          (37,357)
     Net income (loss)                                     2,126            2,788            3,795          (21,874)
     Basic income (loss) per share                          0.10             0.12             0.16            (0.89)
     Shares used in basic share computation               22,086           22,990           24,228           24,633
     Dilutive income (loss) per share                       0.09             0.11             0.14            (0.89)
     Shares used in duluted share computation             23,630           25,043           26,941           24,633

        Included in the second quarter of fiscal 1999 are non-recurring charges related to the TYECIN acquisition (Note 4). Included in the third and fourth quarters of fiscal 1999 are charges related to the corporate-wide restructuring (Note 10). Included in the fourth quarter of fiscal 1998 are non-recurring charges of $47,340,000 for write-offs of purchased research and development costs in connection with acquisitions (see Note 4).

16. SUBSEQUENT EVENTS

    Subsequent to February 28, 1999, the Company issued common stock options in connection with hiring of its new Chief Executive Officer. Under his employment agreements, the Company granted 2,000,000 options to purchase common stock of the Company at an exercise price of $7.81. An additional 1,000,000 options to purchase common stock of the Company will be granted based upon the achievement of certain performance milestones.


                                   * * * * *

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Stockholders and Board of Directors of Manugistics Group, Inc.:

        We have audited the consolidated financial statements of Manugistics Group, Inc. (the Company) and its subsidiaries as of February 28, 1999 and 1998, and for each of the three years in the period ended February 28, 1999, and have issued our report thereon dated April 7, 1999 (except Note 16 as to which the date is April 25, 1999); such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of Manugistics Group, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



/s/ Deloitte & Touche, LLP

Washington, D.C.
April 7, 1999 (except Note 16 as to which the date is April 25, 1999)

                                                                             S-2

                                             MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 Balance at            Charged to                                    Balance at
                                                 Beginning              Costs and                                       End
                                                 of Period              Expenses              Write-offs             of Period
                                                 ----------            ----------             ----------            -----------
                                                                                 (in thousands)
Allowance for doubtful accounts
     and sales returns
Year ended February 28, 1999                        2,099                 6,940                 (2,740)                 6,299
Year ended February 28, 1998                        1,235                 1,517                   (653)                 2,099
Year ended February 29, 1997                          711                 2,549                 (2,025)                 1,235