Form 10-Q
period 1999-05-31
MANUGISTICS GROUP INC
filed 1999-07-15
CIK 908440

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

                  For the quarterly period ended May 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Yes X   No _________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: $27.2 million shares of common stock, $.002 par value per share, as of July 12, 1999.

================================================================================

                            MANUGISTICS GROUP, INC.

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
          May 31, 1999 (unaudited) and February 28, 1999                             3

         Condensed Consolidated Statements of Income -
          Three months ended May 31, 1999 and 1998 (unaudited)                       4

         Condensed Consolidated Statements of Cash Flows -
          Three months ended May 31, 1999 and 1998 (unaudited)                       5

         Notes to Condensed Consolidated Financial Statements -
          May 31, 1999 (unaudited)                                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 26

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                          27

Item 6.  Exhibits and Reports on Form 8-K                                           29

         SIGNATURES                                                                 30

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                         May 31,     February 28,
                                                                                          1999           1999
                                                                                       -----------    ------------
                                                                                       (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                               $ 20,709      $ 20,725
  Marketable securities                                                                     25,050        22,637
  Accounts receivable, net of allowance for doubtful accounts of $3,587 and
    $6,299 at May 31, 1999 and February 28, 1999, respectively                              46,765        50,987
  Other current assets                                                                      12,588        14,805
                                                                                        ----------    ----------
      Total current assets                                                                 105,112       109,154
                                                                                        ----------    ----------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                                     18,093        21,832

NONCURRENT ASSETS:
  Software development costs, net of accumulated amortization                               20,419        20,540
  Intangibles, net of accumulated amortization                                               8,948         9,382
  Deferred tax asset                                                                         9,710         9,240
  Other noncurrent assets                                                                    2,158         2,182
                                                                                        ----------    ----------
      Total noncurrent assets                                                               41,235        41,344
                                                                                        ----------    ----------

TOTAL                                                                                    $ 164,440     $ 172,330
                                                                                        ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                       $   4,119     $   8,142
  Accrued compensation                                                                       4,904         7,815
  Other accrued expenses                                                                    13,204        14,060
  Deferred revenue                                                                          27,553        24,710
  Restructuring accrual                                                                     11,679        13,789
  Line of credit                                                                             9,500         9,500
                                                                                         ---------     ---------
      Total current liabilities                                                             70,959        78,016
                                                                                         ---------     ---------

LONG-TERM LIABILITIES                                                                          409           454
RESTRUCTURING ACCRUAL - LONG-TERM                                                            6,185         8,138
COMMITMENTS AND CONTINGENCIES (Note 3)                                                           -             -

STOCKHOLDERS' EQUITY
  Preferred stock                                                                                -             -
  Common stock, $0.002 par value per share; 100,000,000 shares authorized;
    27,705,382 and 27,030,733 shares issued, and 26,952,872 and
    26,278,233 shares outstanding at May 31, 1999 and February 28, 1999, respectively           56            55
  Additional paid-in capital                                                               180,605       179,996
  Retained deficit                                                                         (92,869)      (93,258)
  Accumulated other comprehensive loss                                                        (188)         (354)
  Treasury stock - 752,510 shares, at cost                                                    (717)         (717)
                                                                                         ---------     ---------
      Total stockholders' equity                                                            86,887        85,722
                                                                                         ---------     ---------

TOTAL                                                                                    $ 164,440     $ 172,330
                                                                                         =========     =========

See accompanying notes to the condensed consolidated financial statements.

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (in thousands, except per share data)

                                                                                             Three months ended
                                                                                                  May 31,
                                                                                      ------------------------------
                                                                                          1999               1998
                                                                                      -----------        -----------
REVENUES:
  License fees                                                                         $ 13,097           $ 17,481
  Consulting, maintenance and other services                                             26,096             23,642
                                                                                       --------           --------
      Total revenues                                                                     39,193             41,123
                                                                                       --------           --------
OPERATING EXPENSES:
  Cost of license fees                                                                    2,857              2,841
  Cost of consulting, maintenance and other services                                     11,619             11,647
  Sales and marketing                                                                    13,839             23,298
  Product development                                                                     6,994             11,926
  General and administrative                                                              3,940              5,836
  Restructuring costs                                                                        82                  -
                                                                                       --------           --------
      Total operating expenses                                                           39,331             55,548
                                                                                       --------           --------
LOSS FROM OPERATIONS                                                                      (138)            (14,425)

OTHER INCOME - NET                                                                          357              1,091
                                                                                       --------           --------
INCOME (LOSS) BEFORE INCOME TAXES                                                           219            (13,334)

BENEFIT FOR INCOME TAXES                                                                   (170)            (4,795)
                                                                                       --------           --------
NET INCOME (LOSS)                                                                      $    389           $ (8,539)
                                                                                       ========           ========
BASIC NET INCOME (LOSS) PER SHARE                                                      $   0.01           $  (0.33)
                                                                                       ========           ========
DILUTED NET INCOME (LOSS) PER SHARE                                                    $   0.01           $  (0.33)
                                                                                       ========           ========
SHARES USED IN SHARE COMPUTATION:

  BASIC                                                                                  27,011             26,253
                                                                                       ========           ========
  DILUTED                                                                                27,279             26,253
                                                                                       ========           ========

See accompanying notes to the condensed consolidated financial statements.

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (in thousands)

                                                                                              Three months ended
                                                                                                    May 31,
                                                                                        ------------------------------
                                                                                             1999            1998
                                                                                        --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                       $       389     $   (8,539)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                               5,331          5,168
  Deferred tax asset                                                                            (95)        (5,047)
  Tax benefit from stock options exercised                                                      246              -
  Restructuring charge                                                                           82              -
  Other                                                                                         (74)           132
  Changes in assets and liabilities:
      Accounts receivable                                                                     4,222         12,407
      Other current assets                                                                    1,842           (373)
      Other noncurrent assets                                                                    24           (497)
      Accounts payable and accrued expenses                                                  (7,790)       (13,970)
      Restructuring accrual                                                                  (3,099)             -
      Deferred revenue                                                                        2,843            463
      Income taxes payable                                                                        -           (858)
                                                                                        --------------  --------------
         Net cash provided by (used in) operating activities                                  3,921        (11,114)
                                                                                        --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment - net                                                      (62)        (6,305)
  Capitalization of software development costs                                               (1,538)        (2,359)
  Purchase of software licenses for resale                                                     (187)          (314)
  (Purchase)/sale of marketable securities - net                                             (2,413)         5,168
                                                                                        --------------  --------------
        Net cash used in investing activities                                                (4,200)        (3,810)
                                                                                        --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments)/ borrowings of long-term debt and capital lease obligations - net                  (45)           341
  Proceeds from stock options and stock purchases                                               364          2,582
                                                                                        --------------  --------------
        Net cash provided by financing activities                                               319          2,923
                                                                                        --------------  --------------
EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                                     (56)            251
                                                                                        --------------  --------------
NET DECREASE IN CASH                                                                           (16)        (11,750)
                                                                                        --------------  --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               20,725         20,338
                                                                                        --------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 20,709     $    8,588
                                                                                        ==============  ==============

See accompanying notes to the condensed consolidated financial statements.

                   MANUGISTICS GROUP, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 MAY 31, 1999



1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Manugistics Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim reporting and in accordance with the instructions to the Quarterly Report on Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the periods presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 29, 2000.

          The unaudited condensed consolidated financial statements for the three months ended May 31, 1998 have been revised to give effect to the acquisition by merger of TYECIN Systems, Inc. ("TYECIN") on June 1, 1998, which has been accounted for as a pooling of interests ("pooling").

          These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 1999 included in the Annual Report on Form 10-K of the Company for that year.

2.   Net Income (Loss) Per Share

          Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. Common equivalent shares from options were excluded from the calculation of diluted loss per share for the three months ended May 31, 1998, as including them would be antidilutive. The following table sets forth the computation of basic and diluted income (loss) per share:


                                            Three months ended May 31,
                                            --------------------------
                                                1999          1998
                                            -----------   -----------
                                              (in thousands, except
                                                per share amounts)
Weighted average common shares                   27,011        26,253
Dilutive potential common shares                    268             -
                                            -----------   -----------
Shares used in diluted share computation         27,279        26,253
                                            ===========   ===========

Net income (loss)                           $       389   $    (8,539)
                                            ===========   ===========
Basic income (loss) per share               $      0.01   $     (0.33)
                                            ===========   ===========
Diluted income (loss) per share             $      0.01   $     (0.33)
                                            ===========   ===========

3.   Commitments and Contingencies

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

          On April 2, 1999, as previously reported by the Company on its Annual Report on Form 10-K for the period ending February 28, 1999, the Company received notice from IRI of the dismissal of the lawsuit filed against IRI by Think Systems Corporation. Such dismissal was a condition precedent to the obligation of Manugistics, Inc. to proceed to a Second Closing pursuant to the Purchase Agreement. IRI has requested that the parties proceed to such Second Closing which relates to the transfer of certain assets to Manugistics Services, Inc. Further, under the Agreement, the dismissal on the Think Systems lawsuit triggers the commencement of a second revenue stream to IRI, under the Agreement. The second revenue stream represents a total guaranteed revenue of $1.75 million for the first and second year following the Second Closing and $2.25 million for the third year following the Second Closing.

          As previously reported by the Company in its Current Report of Form 8-K dated June 18, 1998, a number of lawsuits were filed in various Federal District Courts alleging disclosure violations under the federal securities laws against the Company, its Chairman and then Chief Executive Officer, and its Chief Financial Officer, arising from alleged omissions and misrepresentations by the Company and these two individuals regarding the Company's business, operations, and financial condition. Each complaint seeks class action status on behalf of purchasers of the Company's common stock during certain specified periods and seeks unspecified monetary damages. The actions have been consolidated in the District of Maryland and an amended consolidated complaint has been filed by the plaintiffs. On or about May 6, 1999, the Company moved to dismiss the consolidated complaint. Plaintiffs have not yet responded to the Company's motion. It is not possible at this time to predict the outcome of the litigation or the amount or nature of any loss.

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

4.   Supplemental Information of Non-cash Investing and Financing Activities

          Cash paid for income taxes amounted to approximately $48,410 and $891,000 for the three months ended May 31, 1999 and 1998, respectively.

5.   Comprehensive Income (Loss)

          In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in the Company's financial statements. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Total comprehensive income (loss), net of tax, for the three months ended May 31, 1999 and 1998 was:


                                                 Three months ended May 31
                                                 -------------------------
                                                    1999         1998
                                                   -------      -------
                                                       (in thousands)
     Net income (loss)                             $   389      $(8,539)
     Other comprehensive income (loss)                 166         (206)
                                                   -------      -------
     Total comprehensive income (loss)             $   555      $(8,745)
                                                   =======      =======



6.   Restructuring

          During the second half of fiscal 1999, the Company recorded restructuring and unusual charges primarily associated with the implementation of the Company's plan to restore the Company's profitability. This plan reorganized the Company to focus on its core business of providing supply chain solutions to companies with dynamic supply chains, specifically those in the customer-driven industries. The table below presents the activity in the first quarter of fiscal 2000 related to the restructuring charge reserves established in the third and fourth quarters of fiscal 1999 as part of the restructuring activities. The adjustments to the charge and utilization of accrual amounts are consistent with the Company's estimates prepared at February 28, 1999. The Company believes that the reserves as of May 31, 1999 are adequate and that no revisions of estimates are necessary at this time.

          The following table depicts the restructuring activity through May 31, 1999 (in thousands):

                                      Beginning                                                        Ending
                                       Balance       Adjustments        Utilization of Accrual         Balance
                                    March 1, 1999     to Charge         Cash           Non-cash      May 31, 1999
                                    -------------   -------------   -------------  -------------   --------------
Severance costs                        $    1,152       $     176       $    (925)      $    147        $     550
Lease obligation costs                     18,914               -          (1,804)           (83)          17,027
Impairment of long-lived assets             1,709             (94)           (311)        (1,029)             275
Other                                         152               -             (59)           (81)              12
                                    -------------   -------------   -------------  -------------   --------------
Total                                  $   21,927       $      82       $  (3,099)      $ (1,046)       $  17,864
                                    =============   =============   =============  =============   ==============


7.   Subsequent Event

          In order to consolidate the Company's three facilities located in the Rockville, Maryland area, the Company entered into several agreements effective as of March 26, 1998 (the "Site Agreement") with a commercial real estate developer, a property owner and other parties under which the Company would lease a new office building of approximately 300,000 square feet to be built at a site near its current headquarters in Rockville, Maryland. The Company anticipated taking occupancy of the new facility in the spring of the year 2000. Pursuant to the Site Agreement, the developer commenced development of the site. Due to the Company's operating losses in fiscal 1999, and its restructuring, including a significant reduction in the number of employees, the Company's need for expansion space was greatly reduced. The Company therefore negotiated and executed agreements with the developer and the other parties to terminate their respective obligations under the Site Agreement. Under the terms of the termination agreements, the Company will pay to the developer a total of $3.5 million in installments. The Company made the first payment, in the amount of $1.5 million, as scheduled in June 1999. The remaining payments will be due quarterly, commencing on September 30, 1999, in amounts ranging from $250,000 to $312,500. The last quarterly payment will be due on March 31, 2001. The agreement provides for significant penalties in the event of default. The Company will also pay a termination fee of $227,000, in five equal monthly installments of $45,400, to the provider of program management services. The first payment was made in June, 1999. The Company had previously accrued these liabilities in the quarter ending February
     28, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Manugistics Group, Inc. (the "Company") is a leading provider of solutions for customer-centric supply chain optimization. The Company's solutions are comprised of software products and related services that enable clients to improve the efficiency of the flow of materials within and between organizations (e.g., the flow of raw materials through the manufacturing process and the delivery of finished product to the end-user). The Company's solutions enable its clients to create and optimize their supply chains around their customers. The solutions are designed to be implemented quickly, adapt easily to change, and deliver rapid results.

     With the Company's broad suite of supply chain software products, clients can make improved operational decisions, resulting in increased revenues, reduced inventories, improved customer service, improved relationships among trading partners, greater speed to market, and lower overall costs throughout the supply chain. Results are achievable in as little as eight weeks. The Company currently has clients in a broad spectrum of industries around the world. The Company's products are primarily targeted at companies with dynamic supply chains and, increasingly, at those that desire to take advantage of emerging e-commerce opportunities.

     The Company's integrated suite of strategic, tactical and operational supply chain planning software products enables collaboration within and among enterprises by addressing the four key operational areas of supply chain planning, which are: demand planning; supply planning; manufacturing scheduling; and transportation management. The Company's products allow its clients to collaborate with their suppliers, their customers and other third parties.

     During fiscal 1999, the Company experienced declines in license fee revenues and share of the supply chain planning software market compared to prior years. The decline in demand for the Company's products, increased price competition, poor sales execution by the Company, and the resulting losses, led to the Company's decision to restructure its business during fiscal 1999 to reduce its operating expenses, improve its competitiveness, and attempt to return to profitability. The Company's restructuring included significant headcount reductions, reorganization of the Company's senior management team, hiring a new Chief Executive Officer, an increased focus on core competencies and target markets, and increased investments in the Company's initiatives in e-commerce enabled supply chain solutions. The Company believes that restructuring actions initiated in fiscal 1999 will decrease operating expenses in fiscal 2000 compared with fiscal 1999. There can be no assurances that the Company's restructuring actions and decrease in operating expenses will be sufficient to offset the Company's decrease in license fee revenues and return the Company to sustainable profitability.

Results of Operations

Revenues:

     The Company licenses software under non-cancelable license agreements and provides related services, including installation, consulting, and maintenance. License fees are generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, no significant production, modification, or customization of the software is required, and collection is considered probable in accordance with Statement of Position 97-2, Software Revenue Recognition. Fees are allocated to the various elements included in license agreements based on the Company's historical fair value experience. Fees related to consulting and implementation services are recognized as the services are performed. When the Company enters into a license agreement with a client that requires significant customization or paid enhancement of the software products, the Company recognizes revenue related to the license agreement using contract accounting.

          Revenues in thousands                         Three months ended May 31,
                                             ------------------------------------------------
                                                  1999          Change            1998
                                             --------------  -------------   ----------------
          License fees                         $ 13,097          -25.1%         $  17,481
            Percentage of total revenues           33.4%                             42.5%
          Consulting, maintenance and other
            services                             26,096           10.4%            23,642
            Percentage of total revenues           66.6%                             57.5%
                                             ------------                      --------------
          Total revenues                       $ 39,193           -4.7%         $  41,123
            Percentage of total revenues          100.0%                            100.0%


     License fees. The Company's license fees consist primarily of software license revenues from direct sales. The Company also earns license fees through licenses to customers via indirect channels, including complementary software vendors, consulting firms, distributors, and systems integrators.

     License fees decreased for the quarter ended May 31, 1999 because the Company experienced approximately a 10% decrease in the number of transactions closed during the period and approximately a 15% decrease in the average size of transactions closed. In addition, the Company had reduced the size of its direct sales force in conjunction with its restructuring activities in the second half of fiscal 1999. In addition, the Company's operating results during fiscal 1999 raised concerns with clients and prospects about the Company's financial viability, which tended to lengthen sales cycles. The Company believes that these concerns adversely affected the Company's ability to generate license fee revenues.

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

     Services revenue increased for the three months ended May 31, 1999 as compared to 1998, primarily due to the continuation of customer implementations from the license fee transactions in fiscal 1999. The Company typically begins to recognize services revenues in the months following initiation of the implementation of software, which generally occurs within a few weeks after execution of the license agreement. In addition, the increase in the number of existing clients over time has resulted in additional training and other consulting services revenues. There can be no assurance that services revenue will continue to increase in the future. See "Factors That May Affect Future Results" and "Forward Looking Statements."

     Maintenance revenues increased following the increase in the number of clients that have licensed the Company's software products and entered into annual maintenance contracts. Maintenance revenues tend to track software license fee transactions in prior periods. In the past three fiscal years, approximately 95% of customers with maintenance contracts have renewed these contracts. There can be no assurance that this level of renewal will continue in the future. See "Factors That May Affect Future Results" and "Forward-Looking Statements."

Operating Expenses:

     General. In the second half of fiscal 1999, the Company executed a company-wide restructuring activities that implemented overall cost containment initiatives as it pursued its business strategies of returning to profitability, expanding product innovation to enable companies to take advantage of e-commerce, interface, and integration technology, and expanding its indirect distribution channels through alliances with complementary software vendors and consulting and implementation organizations.

     Due to the Company's cost containment actions, such as headcount and occupancy reductions, quarterly comparisons of results, expense levels and percentages of total revenues from the three months ended May 31, 1999 compared to the three months ended May 31, 1998 are not necessarily meaningful as a result of changes in the relative amounts of revenues and expenses and in the relative proportions of revenues between license fees and services earned in each respective period.

                                                                   Three months ended May 31,
                                                             ------------------------------------------
Operating expenses in thousands                                 1999          Change          1998
                                                             ----------    -----------   --------------
Cost of license fees                                         $  2,857          0.6%         $   2,841
  Percentage of total revenues                                    7.3%                            6.9%
Cost of consulting, maintenance and other services             11,619         -0.2%            11,647
  Percentage of total revenues                                   29.7%                           28.3%
Sales and marketing                                            13,839        -40.6%            23,298
  Percentage of total revenues                                   35.3%                           56.7%
Product development                                             6,994        -41.4%            11,926
  Percentage of total revenues                                   17.8%                           29.0%
General and administrative                                      3,940        -32.5%             5,836
  Percentage of total revenues                                   10.1%                           14.2%
Restructuring costs                                                82          N/M                  -
  Percentage of total revenues                                    0.2%                              -
                                                             ----------                  --------------
Total operating expenses                                     $ 39,331        -29.2%         $  55,548
  Percentage of total revenues                                  100.4%                          135.1%

     Cost of license fees. Cost of license fees consists of amortization of capitalized software development costs, cost of goods and other expenses, which includes royalty fees associated with third-party software included with the Company's licensed software, and amortization of goodwill associated with certain recent acquisitions. Software development costs and acquired research and development costs are amortized at the greater of the amount computed using either the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release, or the ratio that current gross revenues from the product bears to the total current and anticipated future gross revenues. Generally, an economic life of two to five years is assigned to capitalized software development costs. Goodwill is amortized over five years.

     Cost of license fees increased as a percentage of total revenues due to additional amortization expense of capitalized software costs following the commercial release of new supply chain planning software products and an overall decrease in revenues generated for the three months ending May 31, 1999 compared to the same period last year.

     Cost of consulting, maintenance and other services. Cost of consulting, maintenance and other services increased as a percentage of total revenues, as a result of increased services revenues and an overall decrease in revenues generated for the three months ending May 31, 1999 compared to the same period last year.

     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions, promotional events, and advertising. Sales and marketing expenses decreased for the three months ended May 31, 1999 as a percentage of total revenues primarily due to the reduction of headcount implemented under the Company restructuring activities during the second half of fiscal 1999 and the focus by the Company to monitor its discretionary spending to aid in cost containment.

     Product development. The Company records product development expenses net of capitalized software development costs for products that have reached technological feasibility in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

                                                                   Three months ended May 31,
                                                         ------------------------------------------------
Dollars in thousands                                        1999           Change               1998
                                                         ------------    -----------      ---------------
Gross product development costs                             $ 8,532         -40.3%           $  14,285
  Percentage of total revenues                                 21.8%                              34.7%
Less: capitalized product development costs                   1,538         -34.8%               2,359
  Percentage of gross product development costs                18.0%                              16.5%
                                                         ------------                     ---------------
Product development expenses                                $ 6,994         -41.4%           $  11,926
  Percentage of total revenues                                 17.8%                              29.0%

     Gross product development costs and net product development costs decreased primarily due to the reduction of headcount implemented under the Company's restructuring plan during the fourth quarter of fiscal 1999 and the focus by the Company on cost containment.

     General and administrative. General and administrative expenses consist primarily of personnel costs, infrastructure expenses, and the fees and expenses associated with legal, accounting, and other functions. General and administrative expenses decreased for the three months ended May 31, 1999, due to the reduction of headcount implemented under the Company's restructuring plan during the second half of fiscal 1999 and the focus by the Company to monitor its discretionary spending to aid in cost containment.

     Restructuring costs. In conjunction with a corporate-wide reorganization plan implemented during fiscal 1999, the Company recorded approximately $82,000 in additional restructuring expenses for the three month period ending May 31, 1999.

Other Income - Net (in thousands):

                                                        Three months ended May 31,
                                                 ------------------------------------------
                                                     1999         Change          1998
                                                 ------------   ----------   --------------
          Other income                               $  357        -67.3%       $ 1,091
           Percentage of total revenues                 0.9%                        2.7%

     Other income includes interest income from short-term investments, interest expense from borrowings, foreign currency exchange gains or losses, and other gains or losses. Other income decreased for the three months ended May 31, 1999 primarily because the Company's investment balances were reduced to fund operating activities during the prior fiscal year.

Benefit for Income Taxes (in thousands):

                                                                Three months ended May 31,
                                                         -----------------------------------------
                                                              1999       Change          1998
                                                         -------------  ----------  ---------------
          Income taxes                                      $ (170)        N/M         $ (4,795)
           Percentage of income before taxes                   N/M                         35.9%
           Percentage of total revenues                        N/M                          N/M


     The income tax benefit for the three months ended May 31, 1999 was $170,000. A net increase of net operating losses incurred by the Company's international subsidiaries resulted in an income tax benefit. Management of the Company believes that in fiscal 2000 the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding non-recurring charges recorded in connection with acquisitions or other transactions. This estimate is based on current domestic and foreign tax law and is thus, subject to change. The Company's future utilization of deferred tax net operating losses may cause the effective tax rate to differ from 39%. See "Forward-Looking Statements."

Net Income (Loss) and Net Income (Loss) Per Share:

     Net income (loss) is derived by taking total revenues less total operating expenses, determining the effect of other income-net, taking the resulting income (loss) before taxes and adding the income tax benefit.

                                                    Three months ended May 31,
                                                   ----------------------------
Dollars in thousands                                 1999               1998
(except share amounts)                             ---------------------------
     Net income (loss)                               $   389         $ (8,539)
     Net income (loss) per share - basic             $  0.01         $  (0.33)
     Net income (loss) per share - diluted           $  0.01         $  (0.33)

     Shares used in basic computation                 27,011           26,253
                                                   ===========================
     Shares used in diluted computation               27,279           26,253
                                                   ===========================

Liquidity and Capital Resources:

                                                                                   As of
                                                             ----------------------------------------------
Dollars in thousands                                            May 31,                        Feb. 28,
                                                                 1999           Change           1999
                                                             ------------  --------------   ---------------
Working capital                                                $ 34,153           9.7%          $  31,138
Cash, cash equivalents and marketable securities               $ 45,759           5.5%          $  43,362


     The Company has historically financed its growth primarily through funds generated from operations, through proceeds from offerings of capital stock, and to a lesser extent, short-term borrowings under a revolving credit facility. The increase in working capital at May 31, 1999 as compared to February 28, 1999 resulted from increases in operating cash flows.

     The Company's operating activities provided cash of approximately $3.9 million for the three months ended May 31, 1999. Operating cash flows increased for the period as a result of decreases in accounts payable, accrued expenses and restructuring accruals which were offset by a decrease in accounts receivable and other current assets.

     Investing activities used cash of $4.2 million for the three months ended May 31, 1999, primarily attributed to the purchase of marketable securities and capitalization of software development costs. Financing activities provided cash of approximately $300,000 for the three months ended May 31, 1999, primarily from proceeds received by the Company from the exercise of employee stock options.

     The Company has an unsecured committed revolving credit facility with a commercial bank. Under the terms of the facility, the Company may request cash advances, letters of credit, or both in the aggregate amount of up to $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount. This facility will expire in September 1999, unless renewed. As of May 31, 1999, $10 million was outstanding on the revolving credit facility, including letters of credit. On June 8, 1999, the Company repaid $9.5 million of the $10 million outstanding on the revolving credit facility . The remaining $500,000 represents outstanding letters of credit. The Company currently anticipates that it will renew or replace its existing credit facility. See "Forward Looking Statements."

     For the fiscal year ended February 28, 1999, the Company incurred a loss of approximately $96 million. As noted above, the Company restructured certain of its business operations during the second half of fiscal 1999 to reduce operating expenses, continue its efforts to improve execution and efficiencies, better align expenses with revenues, and enhance its sales and marketing activities to meet the challenges of the marketplace. The Company's restructuring activities included significant headcount reductions, simplification and reorganization of the Company's senior management team, hiring a new Chief Executive Officer, and an increased focus on and increased investments in the Company's e-commerce enabled supply chain solutions. The Company believes that restructuring actions effected in fiscal 1999 will decrease operating expenses in fiscal 2000 compared with fiscal 1999. There can be no assurances that the Company's restructuring actions and decrease in operating expenses will be sufficient to return the Company to sustainable profitability. The Company believes that its existing cash balances and marketable securities, anticipated funds generated from operations, and amounts available under its revolving credit facility and other possible sources of funding will be sufficient to meet its anticipated liquidity and working capital requirements in the near term. The Company anticipates, that in light of its operating results for fiscal 1999, the cost of any additional funds which the Company might obtain, might be greater than funds available to the Company under its existing revolving credit facility or otherwise. In the event that the Company requires additional financing and is unable to obtain it on terms satisfactory to the Company, its liquidity, results of operations, and financial condition would be materially adversely affected. The Company believes that inflation did not have a material effect on its results of operations in fiscal 1999.

     In June, 1999, the company negotiated and executed agreements with a developer and other parties to terminate respective obligations related to the development of a new office building. Under these agreements, the Company will pay a total of approximately $3.7 million in installment payments. The Company has made initial payments of $1.5 million and will make additional payments through March 31, 2001. The Company believes that it will have adequate funds available to meet the remaining payment obligations on a timely basis.

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

     Corporate Infrastructure State of Readiness. The Company believes that its identification of Year 2000 compliance issues is complete with respect to the Company's internal operating systems. The infrastructure is composed of Information Technology ("IT") systems (i.e. financial, human resources, order entry, client support tracking, voicemail) and non-IT systems (i.e. elevators, fire suppression systems, United Parcel Service systems). The Company has identified those systems which are not affected and those systems which need replacement or modification. The Company believes that all identified systems that are at risk will be made Year 2000 compliant or be replaced before December 31, 1999 and that its business critical systems that have date sensitivity will be fixed, tested, and in place before the year 2000. The Company believes that it has communicated with all its material vendors, suppliers, landlords, and other third parties regarding Year 2000 compliance of embedded processors in computers, facilities, software, other information technology, and other products and services which the Company obtains from such third parties. The Company anticipates that affected embedded processors will be replaced before the year 2000. Most of the Company's landlords have provided guarantees of

Year 2000 compliance or descriptions of the work being performed to achieve compliance with their facilities and operations. Although the Company has completed its assessment of the Year 2000 compliance issues with respect to the products, facilities, and services which it obtains from third parties, the Company continues to monitor and assess Year 2000 issues relating to such products, facilities, and services.

     The Company has tested all business critical systems for Year 2000 compliance, whether or not these systems have been warranted Year 2000 compliant by the manufacturer. The testing environment has been established and test development is ongoing. Test execution began at the end of October 1998 and finished, for business critical systems, at the end of February 1999. The Company is in the process of making required modifications to the IT and non-IT systems within the corporate infrastructure. The Company anticipates these modifications will be validated by the end of calendar third quarter 1999, and fully implemented before the year 2000. Contingency plans for the various business areas of the Company will be developed in the second part of calendar 1999.

     Products. The Company has tested the products it currently actively markets in environments containing third-party software and tools used in the production of and embedded in the Company's solutions, along with supported relational databases, and believes the software currently marketed by the Company to be Year 2000 compliant. The Company, however, can make no assurances that those third-party platforms will not experience issues related to the Year 2000.

     Costs. The Company has expensed approximately $360,000 to date as of May 31, 1999 in its Year 2000 compliance program, mainly for consulting services and hardware costs. Approximately seventeen percent (17%) of the costs were for identification and assessment of the Year 2000 issue, approximately fifty-eight percent (58%) of the costs were for modification and replacement, and twenty-five percent (25%) were for testing. The Company currently estimates that it will cost an additional $400,000, budgeted under its IT and product development functions, prior to January 1, 2000, to modify its internal information systems, other systems, and internally developed software products affected by the Year 2000 issue; the portion of this amount attributable to fiscal 2000 constitutes approximately four percent (4%) of the IT budget for fiscal 2000. The Company estimates that of the remaining costs to be spent on the Company's Year 2000 readiness program, eighty percent (80%) will be for modification and replacement and twenty percent (20%) will be for testing. The Company does not separately track the internal costs for its Year 2000 compliance project; such costs consist principally of the related payroll costs for its employees working on the project, costs for outside consulting services and hardware costs. See "Forward Looking Statements" below.

     Risks. Software products as complex as those offered by the Company might contain undetected errors or failures when first introduced or when new versions are released. This includes the risk that products thought to be Year 2000 compliant are not Year 2000 compliant. While the Company believes that it has adequately assessed, corrected, and tested its products to address the Year 2000 issue, there can be no assurances that the Company's software products contain or will contain all necessary date code changes or that errors will not be found in new products or product enhancements after commercial release, which could result in loss of or delay in market acceptance or potential liability to our client or other third parties. In addition, the Company might experience unforeseen difficulties that could delay or prevent the continued successful development and release of products that are Year 2000 compliant. If the Company experiences any unforeseen delays or the Company's efforts to make the date code changes necessary in order to achieve Year 2000 compliance of its products are delayed, there could be a material adverse effect upon the Company's business, operating results, financial condition, and cash flows.

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

     There are substantial operational risks beyond the Company's control, including the risk that vital services provided by utilities and governmental agencies will be interrupted. It is possible that interruptions in vital services in late calendar year 1999 and early calendar year 2000 will interfere with normal business operations, and that such failures could materially and adversely affect the Company's results of operations, financial condition and cash flows.

     Many companies, including the Company's clients and prospects, might need to modify or upgrade their information systems to address this Year 2000 issue. The effects of this issue and of the efforts by companies to address it are unclear. The Company believes that Year 2000 issues might have affected the purchasing patterns of clients and prospective clients. Many companies are allocating significant resources to attain Year 2000 compliance. These allocations might have resulted in reduced resources available to license software products and utilize the implementation services such as those offered by the Company. Additionally, Year 2000 issues inherent in a client's other software programs might significantly limit that client's ability to realize the intended benefits to be derived from the Company's supply chain planning software. Due to the general uncertainty inherent in the Year 2000 issues resulting, in part, from the possible risks described above, the consequences of the Year 2000 failures will potentially have a material impact on the Company's operating results, financial condition, and cash flows.

Factors That May Affect Future Results

     In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating the Company and its business. The Company's operating results have varied in the past and might vary significantly in the future because of factors such as domestic and international business conditions or the general economy, the timely availability and acceptance of the Company's products, technological change, issues with the Year 2000 problem faced by clients and prospects, the effect of competitive products and pricing, the effects of marketing pronouncements by competitors or potential competitors, changes in the Company's strategy, the mix of direct and indirect sales, changes in operating expenses, personnel changes, and foreign currency exchange rate fluctuations. Furthermore, clients may defer or cancel their purchases of the Company's products if they experience a downturn in their business or if there is a downturn in the general economy.

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

         The Company's license fee revenues are also difficult to forecast because the market for business application software products is evolving rapidly, and the Company's sales cycles vary substantially from client to client. The sales cycles depend, in part, on the nature of the transactions, including the breadth of the solution to be licensed and the organizational and geographical scope of the licenses. Because the licensing of the Company's products generally involves a significant capital expenditure by the client, the Company's sales process is subject to the delays and lengthy approval processes that are typically involved in such expenditures. In addition, the Company expects that sales derived through indirect channels will be more difficult to predict in timing and size than for direct sales because there is less direct contact and influence with the prospective client. For these and other reasons, the sales cycle associated with the licensing of the Company's products varies substantially from client to client and typically lasts between six and twelve months. During this time the Company might devote significant time and resources to a prospective client, including costs associated with multiple site visits, product demonstrations, feasibility studies, and might experience a number of significant delays over which the Company has no control.

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

         Certain Enterprise Resource Planning ("ERP") system vendors have acquired supply chain planning software companies, products, or functionality, or have announced plans to develop new products or to incorporate additional functionality into their current products that, if successfully developed and marketed, could compete with the products offered by the Company. Furthermore, current and potential competitors may make acquisitions of other competitors or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the supply chain planning needs of the Company's prospective clients. Accordingly, it is possible that new competitors may emerge and rapidly acquire significant market share. If this were to occur, the business, operating results, financial condition, and cash flows of the Company could be materially adversely affected.

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

Dependence on New Products and Rapid Technological Change; Risk of Product
Defects

         The market for the Company's products is characterized by rapidly changing technologies, frequent new product introductions, rapid changes in customer requirements, and evolving industry standards. The Company believes that its future financial performance will depend largely on its ability to maintain and enhance its products, develop new products that achieve market acceptance, maintain technological competitiveness, and meet an expanding and evolving range of client requirements. There can be no assurance, however, that the Company will be successful in developing and marketing new products or product enhancements that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of prospective clients and achieve market acceptance. If the Company is unable, for technological or other reasons, to successfully develop and introduce new products or product enhancements, the Company's business, operating results, financial condition, and cash flows could be materially adversely affected.

         The Company's software products incorporate some software code from third-party affiliates. There can be no assurance that the Company will be able to continue to use these third-party software codes nor that the Company will be able to identify, license, and integrate replacement products.

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

Intellectual Property and Proprietary Rights

         The Company regards its software as proprietary and relies on a combination of trade secret, copyright and trademark laws, license agreements, confidentiality agreements with employees, nondisclosure and other contractual requirements imposed on its clients, consulting partners and others, and other methods to protect proprietary rights in its products. There can be no assurance that these protections will adequately protect its proprietary rights or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's products. In addition, the laws of certain countries in which the Company's products are or may be licensed do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Although the Company believes that its products, trademarks, and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company.

Expansion of Indirect Channels

         The Company is developing and maintaining significant working relationships with complementary vendors, such as ERP system vendors, and consulting firms that the Company believes can play an important role in marketing the Company's products. The Company is currently investing, and intends to continue to invest, resources to develop these relationships. There can be no assurance that the Company will be able to attract organizations that will be able to market the Company's products effectively, that they will be qualified to provide timely and cost-effective client support and service, or that current partners will continue to promote and/or license the Company's solutions. In addition, difficulties experienced by these complementary vendors in selling the Company's products and services may adversely affect the Company's results of operations. Furthermore, the Company's arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause, and many of these organizations are also involved with competing products. Certain ERP system vendors have acquired supply chain planning software companies, products, or functionality or have announced plans to develop new products or to incorporate additional functionality into their current products that would compete with the Company's products. Therefore, there can be no assurance that any organization will continue its involvement with the Company and its products, and the loss of important organizations could materially adversely affect the Company's results of operations. In addition, if the Company is successful in selling products as a result of these relationships, any material increase in the Company's indirect sales as a percentage of total revenues would be likely to adversely affect the Company's average selling prices and operating margins because of the lower unit prices that the Company receives when selling through indirect channels.

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

Year 2000 Issues

         A discussion of certain risks relating to Year 2000 issues is set forth above in Item 2 under "Liquidity and Capital Resources-Year 2000 Compliance."

Risks Associated With the European Monetary Union ("EMU")

         The Company's foreign exchange exposure to legacy sovereign currencies of the participating countries in the EMU will include foreign exchange exposures to the European Monetary Unit ("Euro") upon its introduction. To the extent impacted hedging transactions are entered into for exposures after January 1, 1999, they will be denominated in Euros as applicable. Although the Company is not aware of any material adverse financial risk consequences of the change from legacy sovereign currencies to the Euro, conversion may result in problems, which may have an adverse impact on the Company's business since the Company may be required to incur unanticipated expenses to remedy these problems.

Recent Senior Management Changes

         As previously reported, the Company has experienced recent significant changes in its senior management team in this fiscal quarter. In the fiscal quarter ending May 31, 1999, William M. Gibson, the Company's Chairman, Chief Executive Officer and President, recently resigned the offices of Chief Executive Officer and President. Gregory J. Owens became Chief Executive Officer and President in April 1999. Jeffrey L. Holmes and Eric J. Hughey have recently been promoted to serve as Senior Vice President, North American Sales Operations and Senior Vice President, Supply Chain Products, respectively. Kenneth S. Thompson, Executive Vice President, resigned effective May 1999. Subsequent to the end of the first quarter the Company hired Terrence A. Austin as Executive Vice President, Electronics and High Technology and Richard F. Bergmann, Executive Vice President, Global Sales and Services. The Company anticipates that it will attract additional senior management in the near future.

         The Company's success depends on the ability of its management team to work together effectively. The Company's business, revenues and financial condition will be materially adversely affected if its new senior management team does not manage the Company effectively or if it is unable to attract additional senior management in a timely manner or retain existing senior management personnel.

Dependence Upon Key Personnel

         The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results, cash flows, and financial condition. The Company does not have employment contracts which provide for a term of employment with any of its executive officers, other than its Chief Executive Officer and President, Gregory J. Owens and does not maintain key person insurance for any of its executive officers, other than for Mr. Owens. There can be no assurance that the Company will be able to retain its key personnel.

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

Real Estate Commitments

        The Company entered into an agreement to lease a new office building of approximately 300,000 square feet. However, as a result of the restructuring, the Company no longer needs additional space. The Company has signed an agreement with the developer and other parties to terminate the original agreement. See further details in the Notes to Condensed Consolidated Financial Statements (Unaudited), specifically "Subsequent Event."


Restructuring of Operations

         During the second half of fiscal 1999, the Company announced and began to implement certain restructuring actions aimed at reducing its cost structure and restoring profitability. Implementation of this restructuring involved several risks, including the risk that by focusing on its core products that meet the needs of the consumer-driven marketplace, the Company has increased its dependence within these industries, reduced the sales and consulting organizations, replaced members of its executive team, and consolidated many of its office locations. Although the Company believes that the actions it has taken in connection with the restructuring will contribute to reductions in the Company's cost structure, there can be no assurance that such actions will restore the Company to sustainable profitability. If the Company is unable to effectively manage the changes in connection with the corporate-wide restructuring, the Company's future operating results and financial condition could be adversely impacted. Additional information relating to the restructuring of operations may be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements - May 31, 1999 (unaudited) at Note 6 under the subheading "Restructuring," which information is hereby incorporated by reference.

Stock Option Re-pricing

         To encourage employee retention, the Company offered to re-price employee stock options other than those held by executive officers or directors of the Company, effective February 1, 1999. The effect of this re-pricing resulted in approximately 1.52 million shares being re-priced and the four year vesting period starting over. The re-pricing may have a material adverse impact on future financial performance based on the proposed amendment to the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which, if adopted without revision, could require the Company to record expenses associated with the change in the price of these options.

Possible Volatility of Stock Price

         Factors such as announcements of new products or technological innovations by the Company or its competitors, as well as quarterly variations in the Company's operating results, have caused and may cause the market price of the Company's common stock to fluctuate significantly. In addition, the stock market in recent years has experienced price and volume fluctuations which have particularly affected the market prices of many high technology stock issues and have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations, as well as general economic conditions, have at certain times, adversely affected the market price of the Company's common stock and are likely to do so in the future.

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

         The Company believes that the market for supply chain planning software continues to expand, although more slowly than in prior periods. However, if market demand for the Company's products does not grow as rapidly as the Company expects, revenue growth, margins, or both could be adversely affected. If competitors make acquisitions of other competitors or establish cooperative relationships among themselves or with third parties to enhance the ability of their products to address the supply chain planning needs of prospects and customers, or if ERP or other software vendors that have announced plans to develop or incorporate functionality that could compete with the Company's products successfully develop and market such functionality, revenue growth could be adversely affected.

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

         Statements regarding the Company's or management's beliefs or estimates as to the adequacy and effectiveness of the Company's Year 2000 efforts, when the various phases or components of its Year 2000 efforts will be completed, and the costs of such efforts, are based upon management's best estimates, which were derived using certain assumptions, including the continued availability of resources, adequacy and timeliness of third party modification or replacement plans and other factors. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by suppliers and other third parties, the ability to implement interfaces between the new systems and the systems not being replaced and other similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem resulting from the possible risks described in "Year 2000 Compliance" above, there can be no assurance that the Company will be able to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business or expose it to third party liability.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Foreign Currency. In the three months ended May 31, 1999, the Company generated approximately 30% of its revenues outside the United States and Canada. International sales usually are made by the Company's foreign subsidiaries in the local currencies and the expenses incurred by foreign subsidiaries are denominated in the local currencies.

         In certain circumstances, the Company enters into foreign currency contracts with banking institutions to protect large foreign currency receivables against currency fluctuations. When the foreign currency receivable is collected, the contract is liquidated and the foreign currency receivable is converted to U.S. dollars.

         Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state and local government agencies, in accordance with an investment policy approved by the Company's Board of Directors. These instruments are denominated in U.S. dollars. The fair value of securities held at May 31, 1999 was approximately $25.1 million.

         The Company also holds cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

         Many of the Company's investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities declines. When interest rates rise, the fair market value of the Company's investments in fixed-rate securities declines. The Company attempts to mitigate risk by holding fixed-rate securities to maturity, should its liquidity needs force it to sell fixed-rate securities prior to maturity, the Company may experience a loss of principal.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

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

         On March 7, 1997, the Company, as part of the acquisition of certain assets of Information Resources, Inc. ("IRI"), entered into several agreements with IRI, including a Data Marketing and Guaranteed Revenue Agreement ("Agreement") and an Asset Purchase Agreement ("Purchase Agreement"). The Agreement sets forth the obligations of the parties with regard to revenues to be paid to IRI from the sale by the Company of specified products. Under the terms of the Agreement, the Company guaranteed revenue to IRI in a total amount of $16.5 million over a period of years following execution of the Agreement via three separate revenue streams. As part of the $16.5 million commitment, the Company agreed to guarantee revenues to IRI in a total amount of $12 million through three separate payments over an initial three (3) year period from execution of the agreement ("First Revenue Stream").

         In discussions with IRI with respect to the Company's refusal to make payments of the First Revenue Stream, the Company asserted that its inability to generate revenues from the sale of IRI's products (from which such First Revenue Stream payments were to be derived), was directly attributable to the fact that such products were impaired and were therefore not able to be sold. Under the terms of the Agreement, impairment of the IRI products would constitute grounds for restructuring or modifying the payment obligations with regard to the First Revenue Stream. In such discussions, IRI disputed the Company's characterization of its products as impaired. IRI disagreed, stating that no impairment existed, or if one did, that any impairment had been corrected. As previously reported by the Company, the parties discussed their disagreement over the impairment issue until IRI filed a complaint in the Circuit Court of Cook County, Illinois on January 15, 1999. The complaint alleges breach of the Agreement and seeks damages in an amount in excess of $11.9 million, for the Company's alleged failure or anticipatory failure to make guaranteed payments in the amount of $12 million. The complaint also alleges a breach of a separate Non-Competition and Non-Solicitation Agreement, executed at the same time as the Agreement, seeking damages in an amount in excess of $100,000. The Company filed a Motion to Stay Proceedings and Compel Arbitration, which was granted as to the claim under the Agreement and denied as to the claim under the Non-Competition and Non-Solicitation Agreement. Arbitration proceedings have not yet commenced; the civil action is in the early stages of discovery. It is not possible at this time to predict the outcome of the arbitration or litigation or the amount or nature of any loss. If the litigation is not resolved satisfactorily to the Company, the Company's financial condition and results of operations could be materially adversely affected.

         On April 2, 1999, as previously reported by the Company on its Annual Report on Form 10-K for the period ending February 28, 1999, the Company received notice from IRI of the dismissal of the lawsuit filed against IRI by Think Systems Corporation. Such dismissal was a condition precedent to the obligation of Manugistics Services, Inc. to proceed to a Second Closing pursuant to the Purchase Agreement. IRI has requested that the parties proceed to such Second Closing which relates to the transfer of ownership of certain assets from IRI to Manugistics Services, Inc. Further, under the Agreement, the dismissal on the Think Systems lawsuit triggers the commencement of a second revenue stream under the Agreement. The second revenue stream represents a total guaranteed revenue of $1.75 million for the first and second years following the Second Closing and $2.25 million for the third revenue year following the Second Closing.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         10.32 Termination of Employment Agreement dated May 26, 1999, between Manugistics, Inc. and Kenneth S. Thompson.

         10.33(a)Termination Agreement dated June 16, 1999 by and among
                 Manugistics, Inc. Boston Properties Limited Partnership and certain other parties.

         10.33(b)Letter Agreement dated June 16, 1999, between Manugistics, Inc.
                 and Himes Associates, Ltd.

         27      Financial Data Schedule

_____________________

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MANUGISTICS GROUP, INC.
                                       (Registrant)


Date:  July 15, 1999                   By: /s/ Gregory J. Owens
                                          ------------------------------------
                                          Gregory J. Owens

                                          President, Chief Executive Officer



Date:  July 15, 1999                   By: /s/ Peter Q. Repetti
                                          ------------------------------------
                                          Peter Q. Repetti
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)