Form 10-Q
period 1999-08-31
MANUGISTICS GROUP INC
filed 1999-10-15
CIK 908440

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

                  For the quarterly period ended August 31, 1999

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

                           Yes X         No _________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27.5 million shares of common stock, $.002 par value per share, as of October 12, 1999.

================================================================================

                            MANUGISTICS GROUP, INC.

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
          August 31, 1999 (Unaudited) and February 28, 1999                   3

         Condensed Consolidated Statements of Income -
          Three and Six months ended August 31, 1999 and 1998 (Unaudited)     4

         Condensed Consolidated Statements of Cash Flows -
          Six months ended August 31, 1999 and 1998 (Unaudited)               5

         Notes to Condensed Consolidated Financial Statements -
          August 31, 1999 (Unaudited)                                         6


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 6.  Exhibits and Reports on Form 8-K                                     23

         SIGNATURE                                                           24

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             MANUGISTICS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                               August 31,   February 28,
                                                                  1999          1999
                                                                  ----          ----
                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $  22,432   $  20,725
  Marketable securities                                           23,885      22,637
  Accounts receivable, net of allowance for doubtful
   accounts of $5,765 and $6,299 at August 31, 1999 and
   February 28, 1999, respectively                                40,029      50,987
  Other current assets                                            13,068      14,805
                                                               ---------   ---------

      Total current assets                                        99,414     109,154
                                                               ---------   ---------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION           16,351      21,832

NONCURRENT ASSETS:
  Software development costs, net of accumulated amortization     19,252      20,540
  Intangibles, net of accumulated amortization                     8,224       9,382
  Deferred tax asset                                               9,913       9,240
  Other noncurrent assets                                          2,167       2,182
                                                               ---------   ---------

      Total noncurrent assets                                     39,556      41,344
                                                               ---------   ---------

TOTAL ASSETS                                                   $ 155,321   $ 172,330
                                                               =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $   4,870   $   8,142
  Accrued compensation                                             2,860       7,815
  Other accrued expenses                                          14,729      14,060
  Deferred revenue                                                24,742      24,710
  Restructuring accrual                                            9,058      13,789
  Line of credit                                                   9,500       9,500
                                                               ---------   ---------

      Total current liabilities                                   65,759      78,016
                                                               ---------   ---------

LONG-TERM LIABILITIES                                                455         454
RESTRUCTURING ACCRUAL - LONG-TERM                                  3,716       8,138
COMMITMENTS AND CONTINGENCIES (Note 3)                                --          --

STOCKHOLDERS' EQUITY
  Preferred stock                                                     --          --
  Common stock, $0.002 par value per share;100,000,000 shares authorized; 28,102,360 and 27,705,382 shares issued, and
   27,349,850 and 26,952,872 shares outstanding at August 31,
   1999 and February 28, 1999, respectively                           56          55
  Additional paid-in capital                                     183,472     179,996
  Accumulated deficit                                            (96,547)    (93,258)
  Accumulated other comprehensive loss                              (873)       (354)
  Treasury stock - 752,510 shares, at cost                          (717)       (717)
                                                               ---------   ---------

      Total stockholders' equity                                  85,391      85,722
                                                               ---------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 155,321   $ 172,330
                                                               =========   =========

See accompanying notes to the condensed consolidated financial statements.

                             MANUGISTICS GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (in thousands, except per share data)

                                             Three months ended       Six months ended
                                                   August 31,            August 31,
                                              1999        1998        1999        1998
                                            ---------   ---------   ---------   ---------
REVENUES:
  License fees                              $  10,754   $  25,771   $  23,852   $  43,252
  Consulting, solution support and other
    services                                   23,041      27,169      49,136      50,811
                                            ---------   ---------   ---------   ---------

      Total  revenues                          33,795      52,940      72,988      94,063
                                            ---------   ---------   ---------   ---------

OPERATING EXPENSES:
  Cost of license fees                          3,053       3,445       5,910       6,286
  Cost of consulting, solution support and
    other services                             10,295      12,867      21,914      24,514
  Sales and marketing                          14,299      24,774      28,138      48,072
  Product development                           7,467      13,868      14,461      25,794
  General and administrative                    3,900       5,231       7,840      11,067
  Restructuring costs                            (764)         --        (682)         --
  Acquisition-related costs                        --       3,095          --       3,095
                                            ---------   ---------   ---------   ---------

     Total operating expenses                  38,250      63,280      77,581     118,828
                                            ---------   ---------   ---------   ---------

LOSS FROM OPERATIONS                           (4,455)    (10,340)     (4,593)    (24,765)

OTHER INCOME-NET                                  517         640         874       1,731
                                            ---------   ---------   ---------   ---------

LOSS BEFORE INCOME TAXES                       (3,938)     (9,700)     (3,719)    (23,034)

BENEFIT FOR INCOME TAXES                         (503)     (3,734)       (673)     (8,530)
                                            ---------   ---------   ---------   ---------

NET LOSS                                    $  (3,435)  $  (5,966)  $  (3,046)  $ (14,504)
                                            =========   =========   =========   =========

BASIC NET LOSS PER SHARE                    $   (0.13)  $   (0.23)  $   (0.11)  $   (0.55)
                                            =========   =========   =========   =========

DILUTED NET LOSS PER SHARE                  $   (0.13)  $   (0.23)  $   (0.11)  $   (0.55)
                                            =========   =========   =========   =========

SHARES USED IN COMPUTATION:

BASIC                                          27,291      26,415      27,151      26,167
                                            =========   =========   =========   =========

DILUTED                                        27,291      26,415      27,151      26,167
                                            =========   =========   =========   =========




See accompanying notes to the condensed consolidated financial statements.

                             MANUGISTICS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                Six months ended
                                                                   August 31,
                                                                1999       1998
                                                              --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $ (3,046)  $(14,504)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                               10,520     11,449
    Deferred tax asset                                            (449)    (8,387)
    Tax benefit from stock options exercised                     1,315         --
    Write-off of purchased research and development                 --      1,300
   Other                                                           (93)       281
   Changes in assets and liabilities:
      Accounts receivable - net                                 10,958     (4,843)
      Other current assets                                        (180)      (895)
      Other noncurrent assets                                       15       (741)
      Accounts payable and accrued expenses                     (7,557)   (17,051)
      Restructuring accrual                                     (8,110)        --
      Deferred revenue                                              32     10,326
      Income taxes payable/receivable                            1,693     (1,205)
                                                              --------   --------

         Net cash provided by (used in) operating activities     5,098    (24,270)
                                                              --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment - net                      (828)   (11,230)
    Capitalization of software development costs                (2,553)    (5,127)
    Purchase of software licenses for resale                      (204)      (388)
    Net change in cash due to conforming year ends                  --        446
    (Purchase)/sale of marketable securities - net              (1,248)    21,636
                                                              --------   --------

    Net cash (used in)/provided by investing activities         (4,833)     5,337
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt and capital
    lease obligations - net                                          1        518
  Proceeds from stock options and employee stock purchases       2,162      4,437
                                                              --------   --------

        Net cash provided by financing activities                2,163      4,955
                                                              --------   --------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                        (721)       289
                                                              --------   --------

NET INCREASE (DECREASE) IN CASH                                  1,707    (13,689)
                                                              --------   --------


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  20,725     19,891
                                                              --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 22,432   $  6,202
                                                              --------   --------


See accompanying notes to the condensed consolidated financial statements.

                            MANUGISTICS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                AUGUST 31, 1999

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

          The unaudited condensed consolidated financial statements for the three and six months ended August 31, 1998 have been revised to give effect to the acquisition by merger of TYECIN Systems, Inc. ("TYECIN") on June 1, 1998, which has been accounted for as a pooling of interests ("pooling").

          These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 1999 included in the Annual Report on Form 10-K of the Company for that year filed with the Securities and Exchange Commission.

2.   Net Loss Per Share

          Basic loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. Common equivalent shares from options were excluded from the calculation of diluted loss per share for the three and six month periods ended August 31, 1999 and 1998, as including them would be antidilutive. The following table sets forth the computation of basic and diluted loss per share for such periods (amounts in thousands, except per share amounts):

                                       Three months ended             Six months ended
                                           August 31,                    August 31,
                                      1999           1998          1999           1998
                                    --------       --------      --------       --------
Weighted average common shares        27,291         26,415        27,151         26,167
Dilutive potential common shares          --             --            --             --
                                    ========       ========      ========       ========
Shares used in diluted computation    27,291         26,415        27,151         26,167
                                    ========       ========      ========       ========

Net loss                            $ (3,435)      $ (5,966)     $ (3,046)      $(14,504)
                                    ========       ========      ========       ========
Basic loss per share                $  (0.13)      $  (0.23)     $  (0.11)      $  (0.55)
                                    ========       ========      ========       ========
Diluted loss per share              $  (0.13)      $  (0.23)     $  (0.11)      $  (0.55)
                                    ========       ========      ========       ========


3.   Commitments and Contingencies

          On March 7, 1997, the Company, as part of the acquisition of certain assets of Information Resources, Inc. ("IRI"), entered into several agreements with IRI, including a Data Marketing and Guaranteed Revenue Agreement ("Agreement") and an Asset Purchase Agreement ("Purchase Agreement"). The Agreement set forth the obligations of the parties with regard to revenues to be paid to IRI from the sale by the Company of specified products provided by IRI. Under the terms of the Agreement, the

     Company guaranteed revenue to IRI in a total amount of $16.5 million over a period of years following execution of the Agreement by way of three separate revenue streams. The Company made an initial payment of approximately $500,000 to IRI. In addition, as part of such commitment, the Company agreed to guarantee revenues to IRI in a total amount of $12 million over an initial three year period from execution of the agreement ("First Revenue Stream").

          The Company asserted that its ability to market the IRI products has been impaired, which, under the terms of the Agreement, obligates the parties to restructure the payments and/or modify the obligations with regard to the First Revenue Stream. IRI responded, disagreeing that an impairment existed, and in the alternative, that any impairment was corrected. The parties discussed their disagreement over the impairment issue until IRI filed a complaint in the Circuit Court of Cook County, Illinois on January 15, 1999. The complaint alleged breach of the Agreement and initially sought damages of approximately $12,000,000 for the Company's failure to make guaranteed payments. The complaint also alleged a breach of a separate Non-Competition and Non-Solicitation Agreement executed at the same time as the Agreement, and sought damages in an amount in excess of $100,000. The Company filed a Motion to Stay Proceedings and Compel Arbitration, which was granted as to the claim under the Agreement and denied as to the claim under the Non-Competition and Non-Solicitation Agreement. Arbitration proceedings have commenced under the auspice of the American Arbitration Association. Both the Cook County action and the arbitration proceeding are in the early stages. In the arbitration, IRI seeks a total of $15,930,563 in damages. The amount now sought by IRI includes amounts which it claims are due under a second revenue stream under the Agreement, triggered by the resolution of IRI's lawsuit with Think Systems Corporation. The second revenue stream represents a total guaranteed revenue of $1.75 million for the first and second year following the Think Systems settlement and $2.25 million for the third year following the settlement. The Company contends that the conditions to these amounts becoming due under the second revenue stream have not been satisfied, and that no amounts are due to IRI, because, among other reasons, of a failure of consideration in the overall transaction.

          On July 15, 1999, Template Software, Inc. ("Template") filed suit against Manugistics, Inc. ("Manugistics"), the Company's principal subsidiary, in the United States District Court for the Eastern District of Virginia, Alexandria Division, alleging that Manugistics provided software that did not satisfy the requirements of a software license agreement Template entered into with Manugistics in November, 1998 (the "Agreement"). Template seeks damages of at least $1.25 million, which represents the amount of software license fees paid by Template under the Agreement. Manugistics has responded to the complaint and filed counterclaims against Template including a counterclaim for recovery of approximately $600,000 for unpaid consulting services provided by Manugistics.

          As previously reported in the Current Report on Form 8-K which the Company filed with the SEC on August 17, 1999, the United States District Court for the District of Maryland, issued an order dismissing the previously reported class action complaint against the Company, its chairman, and its former chief financial officer. The court dismissed the complaint for failure to state a claim on which relief can be granted. The plaintiffs have recently filed an appeal of the ruling, the outcome of which is still pending.

          It is not possible at this time to predict the outcome of the arbitration or litigation or the amount or nature of any loss. Furthermore, it is possible that these matters may be resolved adversely to the Company. The adverse resolution of either of these proceedings could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

4.   Supplemental Information of Non-cash Investing and Financing Activities

          Cash paid for income taxes amounted to approximately $ 60,260 and $1,028,000 for the six months ended August 31, 1999 and 1998, respectively.


5.   Comprehensive Loss

          In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive loss and its components in the Company's financial statements. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive loss. The following table sets forth the comprehensive loss for the three and six month periods ended August 31,1999 and 1998(amounts in thousands):

                                 Three months ended             Six months ended
                                     August 31,                   August 31,
                                1999           1998           1999          1998
                              --------       --------       --------      --------
Net loss                      $ (3,435)      $ (5,966)      $ (3,046)     $(14,504)
Other comprehensive loss          (685)          (691)          (519)         (818)
                              --------       --------       --------      --------

Total comprehensive loss      $ (4,120)      $ (6,657)      $ (3,565)     $(15,322)
                              ========       ========       ========      ========

6.   Restructuring

          During the second half of fiscal 1999, the Company recorded restructuring and unusual charges primarily associated with the implementation of the Company's restructuring plan. This plan reorganized the Company to focus on its core business of providing supply chain solutions to companies with dynamic supply chains, specifically those in customer-driven industries. The table below presents the activity in the first half of fiscal 2000 relating to the restructuring charge reserves established in the third and fourth quarters of fiscal 1999 in connection with the restructuring. The adjustments to the charge and utilization of accrual amounts are consistent with the Company's estimates prepared as of February 28, 1999. The Company believes that the reserves as of August 31, 1999 are adequate and that no revisions of estimates are necessary at this time.

          The following table sets forth restructuring activity through August 31, 1999 (amounts in thousands):

                                    Beginning        Adjustments
                                    Balance             to            Utilization      of Accrual     Ending Balance
                                    March 1, 1999      Charge           Cash            Non-cash      August 31, 1999
                                    -------------    ------------     -----------      ----------     ---------------
Severance costs                     $       1,152    $      1,249     $    (1,061)    $       147     $         1,487
Lease obligations costs                    18,914          (2,053)         (5,656)            (83)             11,122
Impairment of long-lived assets             1,709             (94)           (433)         (1,029)                153
Other                                         152              --             (59)            (81)                 12
                                    -------------    ------------     -----------      ----------     ---------------

Total                               $      21,927    $       (898)    $    (7,209)     $   (1,046)     $       12,774
                                    =============    ============     ===========      ==========      ==============


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

     In the second half of fiscal 1999, the Company instituted company-wide restructuring activities that included overall cost containment initiatives as the Company pursued its business strategies of returning to profitability, expanding product innovation to enable companies to take advantage of e-commerce, interface, and integration technology, and expanding its indirect distribution channels through alliances with complementary software vendors and consulting and implementation organizations. The Company's restructuring included significant headcount reduction, hiring a new Chief Executive
Officer, reorganization and replacement of the Company's senior management team, and increased investments in the Company's initiatives in e-commerce enabled supply chain solutions. In addition, the Company experienced increased employee attrition since the restructuring actions. During the second quarter the attrition rate decreased to historical norms. There can be no assurances that the Company's restructuring actions and decrease in operating expenses will be sufficient to offset the Company's decrease in license fee revenues and return the Company to sustainable profitability.

Results of Operations

Revenues:

     The Company licenses software under non-cancelable license agreements and provides related services, including installation, consulting, and maintenance. License fees are generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, no significant production, modification, or customization of the software is required, and collection is considered probable in accordance with Statement of Position 97-2, `Software Revenue Recognition'("SOP 97-2"). Fees are allocated to the various elements included in license agreements based on the Company's historical fair value experience. Fees related to consulting and implementation services are recognized as the services are performed. When the Company enters into a license agreement with a client that requires significant customization, the Company recognizes revenue related to the license agreement using contract accounting. When the company enters into an agreement with a client to jointly fund the Company's software development, the funds received are treated as a direct reduction of capitalized costs in accordance with SOP 97-2. The following table sets forth revenues for the three and six month periods ended August 31, 1999 and 1998 (amounts in thousands):

                                                Three months ended August 31,              Six months ended August 31,
                                               1999      Change           1998           1999       Change        1998
                                            ---------   ---------      ---------      ---------    ---------     -------
License fees                                $  10,754    (58.3%)       $  25,771      $  23,852     (44.9%)      $43,252
   Percentage of total revenues                 31.8%                      48.7%          32.7%                    46.0%
Consulting, solution support and other
  services                                  $  23,041    (15.2%)       $  27,169      $  49,136      (3.3%)      $50,811
   Percentage of total revenues                 68.2%                      51.3%          67.3%                    54.0%
                                            ---------                  ---------      ---------                  -------
Total revenue                               $  33,795    (36.2%)       $  52,940      $  72,988     (22.4%)      $94,063
   Percentage of total revenues                100.0%                     100.0%         100.0%                   100.0%

     License fees. The Company's license fees consist primarily of software license revenues from direct sales. The Company also earns license fees through licenses to customers via indirect channels, including complementary software vendors, consulting firms, distributors, and systems integrators.

     License fees decreased for the three and six months ended August 31, 1999 as compared to 1998 because the Company experienced approximately 40% and 26% decreases, respectively in the number of transactions closed during the periods and approximately a 33% and 27% decrease, respectively in the average size of transactions closed. Also, there was a reduction in the size of its direct sales force in conjunction with its restructuring activities in the second half of fiscal 1999, and there was increased attrition of certain key sales personnel. Furthermore, the Company's operating results during fiscal 1999 raised concerns with clients and prospects about the Company's financial viability, which tended to lengthen sales cycles.

     Consulting, solution support, and other services ("Services"). Services revenues primarily consist of fees from software implementation engagements and the related training, consulting, and solution support revenues. Revenues from software implementation and consulting engagements are recognized as the Services are performed and are billed on a time and materials basis. The software implementation process typically requires two to twelve months to complete, depending on the complexity, scope of the project, and client resources available.

     Solution support revenues are recognized ratably over the solution support term defined in the contract. Payments for solution support fees are typically made in advance of the support period.

     Services revenue decreased for the three and six months ended August 31, 1999 as compared to 1998, primarily due to a decrease in the number of customer implementations from fewer license fee transactions in prior periods. The Company typically begins to recognize Services revenues in the months following initiation of the implementation of software, which generally occurs within a few weeks after execution of the license agreement.

     Solution support revenues increased following the increase in the number of clients that have licensed the Company's software products and entered into annual maintenance contracts. Solution support revenues tend to track software license fee transactions in prior periods. In the past three fiscal years, approximately 95% of customers with maintenance contracts have renewed these contracts.

     There can be no assurance that this level of renewal will continue in the future. See "Factors That May Affect Future Results" and "Forward-Looking Statements."

Operating Expenses:

     General. In the second half of fiscal 1999, the Company executed company-wide restructuring activities that included overall cost containment initiatives as the Company pursued its business strategies of returning to profitability, expanding product innovation to enable companies to take advantage of e-commerce, interface, and integration technology, and expanding its indirect distribution channels through alliances with complementary software vendors and consulting and implementation organizations.

     Due to the Company's cost containment actions, such as headcount and occupancy reductions, expenses decreased for the three and six month periods ended August 31, 1999 compared to the three and six months ended August 31, 1998. The following table sets forth operating expenses for the three and six month periods ended August 31, 1999 and 1998 (amounts in thousands):

                                              Three months ended August 31,                  Six months ended August 31,
Operating expenses                            1999         Change         1998            1999          Change           1998
                                         ------------    ----------    -----------    ------------    ----------    -------------
Cost of license fees                        $  3,053      (11.4%)         $ 3,445        $  5,910       (6.0%)          $  6,286
 Percentage of total revenues                   9.0%                         6.5%            8.1%                           6.7%
Cost of consulting, solution support
 and other services                         $ 10,295      (20.0%)        $ 12,867        $ 21,914      (10.6%)          $ 24,514
 Percentage of total revenues                  30.5%                        24.3%           30.0%                          26.1%
Sales and marketing                         $ 14,299      (42.3%)        $ 24,774        $ 28,138      (41.5%)          $ 48,072
 Percentage of total revenues                  42.3%                        46.8%           38.6%                          51.1%
Product development                         $  7,467      (46.2%)        $ 13,868        $ 14,461      (43.9%)          $ 25,794
 Percentage of total revenues                  22.1%                        26.2%           19.8%                          27.4%
General and administrative                  $  3,900      (25.4%)        $  5,231        $  7,840      (29.2%)          $ 11,067
 Percentage of total revenues                  11.5%                         9.9%           10.7%                          11.8%
Restructuring costs                         $  (764)        N/M          $      -        $  (682)        N/M            $      -
 Percentage of total revenues                    N/M                         0.0%             N/M                           0.0%
Acquisition-related expenses                $      -     (100.0%)        $  3,095        $      -     (100.0%)          $  3,095
 Percentage of total revenues                   0.0%                         5.8%            0.0%                           3.3%
                                         ------------                  -----------    ------------                  -------------

Total operating expenses                    $ 38,250      (39.6%)        $ 63,280        $ 77,581      (34.7%)          $118,828
   Percentage of total revenues               113.2%                       119.5%          106.3%                         126.4%

     Cost of license fees. Cost of license fees consists of amortization of capitalized software development costs, cost of goods and other expenses, which includes royalty fees associated with third-party software included with the Company's licensed software, and amortization of goodwill associated with certain acquisitions. Capitalized software development costs and acquired research and development costs are amortized at the greater of the amount computed using either the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release, or the ratio that current gross revenues from the product bears to the total current and anticipated future gross revenues. Generally, an economic life of two to five years is assigned to capitalized software development costs. Goodwill is amortized over five years.

     Cost of license fees increased as a percentage of total revenues due to an overall decrease in revenues generated for the three and six months ending August 31, 1999 compared to the same period last year.

     Cost of consulting, solution support and other services. Cost of consulting, solution support and other services increased as a percentage of total revenues, as a result of an overall decrease in revenues generated for the three and six months ending August 31, 1999 compared to the same period last year.

     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions, promotional events, and advertising. Sales and marketing expenses decreased for the three and six months ended August 31, 1999 as a percentage of total revenues primarily due to the reduction of headcount implemented under the Company restructuring activities during the second half of fiscal 1999.

     Product development. The Company records product development costs net of capitalized software development costs for products that have reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The following table sets forth product development costs for the three and six month periods ended August 31, 1999 and 1998 (amounts in thousands):

                                             Three months ended August 31,                 Six months ended August 31,
                                           1999         Change          1998            1999         Change          1998
                                         ----------    ----------    -----------     -----------    ----------    -----------
Gross product development costs            $ 8,482     (49.0%)         $ 16,636        $ 17,014     (45.0%)         $ 30,921
   Percentage of total revenues              25.1%                        31.4%           23.3%                        32.9%
Less: Capitalized product development
      Cost                                 $ 1,015     (63.3%)          $ 2,768         $ 2,553     (50.2%)          $ 5,127
   Percentage of gross product
      Development costs                      12.0%                        16.6%           15.0%                        16.6%
                                         ----------                  -----------     -----------                  -----------
Product development costs                  $ 7,467     (46.2%)         $ 13,868        $ 14,461     (43.9%)         $ 25,794
   Percentage of total revenues              22.1%                        26.2%           19.8%                        27.4%

     Gross product development costs and net product development costs decreased for the three and six month periods ended August 31, 1999, versus the comparable periods in 1998, primarily due to the reduction of headcount implemented under the Company's restructuring plan during the second half of fiscal 1999. In addition, the Company has focused its research and development on the further development of existing core products.

     General and administrative. General and administrative expenses consist primarily of personnel costs, infrastructure expenses, and the fees and expenses associated with legal, accounting, and other functions. General and administrative expenses decreased for the three and six month periods ended August 31, 1999, versus the comparable periods in 1998, due to the reduction of headcount implemented under the Company's restructuring plan during the second half of fiscal 1999 and the focus by the Company to monitor its discretionary spending to aid in cost containment.

     Restructuring costs. In connection with the corporate-wide restructuring plan instituted during fiscal 1999, the Company reduced its previously recorded restructuring charges by approximately $764,000 and $682,000, respectively, for the three and six month periods ended August 31, 1999. The adjustments primarily relate to the sub-lease of property that management had believed, at the time of the restructuring, would not be sublet, and which adjustments were partially offset by increases in the accrual for severance costs and impairment of long-lived assets.

Other income - net:

     The following table sets forth other income for the three and six month periods ended August 31, 1999 and 1998 (amounts in thousands):

                                      Three months ended August 31,             Six months ended August 31,
                                     1999          Change        1998        1999        Change          1998
                                  -----------     ----------    --------    --------    ----------    -----------
Other income                           $ 517      (19.2%)         $ 640       $ 874     (49.5%)          $ 1,731
   Percentage of total revenues         1.5%                       1.2%        1.2%                         1.8%

     Other income includes interest income from short-term investments, interest expense from borrowings, foreign currency exchange gains or losses, and other gains or losses. Other income decreased for the three and six months ended August 31, 1999 primarily due to the Company's investment balances being reduced to fund operating activities during fiscal 1999.

Benefit for income taxes:

     The following table sets forth income tax benefits for the three and six month periods ended August 31, 1999 and 1998 (amounts in thousands):

                                            Three months ended August 31,                  Six months ended August 31,
                                        1999          Change           1998           1999          Change           1998
                                      ----------     ----------    -------------    ----------     ----------    -------------
   Income tax benefit                  $ (503)        (86.5%)       $ (3,734)        $ (673)        (92.1%)       $ (8,530)
    Percentage of loss before
     income taxes                        12.8%                         38.5%           18.1%                         37.0%

     The income tax benefits for the three and six months ended August 31, 1999 were $503,000 and $673,000, respectively. The net increase is primarily from an increase in US federal and state deferred tax assets related to depreciation and a decrease in the deferred tax liability related to software development which results in an income tax benefit. Management of the Company believes that in fiscal 2000 the effective tax rate of the Company on a consolidated basis is likely to be approximately 39%, excluding non-recurring charges recorded in connection with acquisitions or other transactions. This estimate is based on current domestic and foreign tax law and is thus, subject to change. The Company's future utilization of deferred tax net operating losses may cause the effective tax rate to differ from 39%. See "Forward-Looking Statements."

Net loss and net loss per share:

     Net loss is derived by taking total revenues less total operating expenses, determining the effect of other income-net, taking the resulting loss before taxes and adding the income tax benefit. The following table sets forth net loss for the three and six month periods ended August 31, 1999 and 1998(in thousands, except per share data):

                                               Three months ended August 31,              Six months ended August 31,
                                                       1999               1998               1999               1998
                                                     --------           --------           --------           --------
Net loss                                             $ (3,435)          $ (5,966)          $ (3,046)          $(14,504)
Net loss per share - basic                           $  (0.13)          $  (0.23)          $  (0.11)          $  (0.55)
Net loss per share - diluted                         $  (0.13)          $  (0.23)          $  (0.11)          $  (0.55)

Shares used in basic computation                       27,291             26,415             27,151             26,167
                                                     ========           ========           ========           ========

Shares used in diluted calculation                     27,291             26,415             27,151             26,167
                                                     ========           ========           ========           ========

Liquidity and capital resources:

     The following table sets forth liquidity and capital resources as of August 31, 1999 and February 28, 1999 (amounts in thousands):

                                      As of                                     As of
                                   August 31, 1999        Change          Februrary 28, 1999
                                 --------------------    ----------    -------------------------
Working capital                       $ 33,655             8.1%                $ 31,138
Cash, cash equivalents
  and marketable securities           $ 46,317             6.8%                $ 43,362

     The Company has historically financed its growth primarily through funds generated from operations, through proceeds from offerings of capital stock, and to a lesser extent, through short-term borrowings under a revolving credit facility. The increase in working capital at August 31, 1999 as compared to February 28, 1999 primarily resulted from increases in operating cash flows.

     The Company's operating activities provided cash of approximately $5.1 million for the six months ended August 31, 1999. Operating cash flows increased for the period as a result an increase in the non-cash operating expenses which were partially offset by both the net loss for the period and the net change in assets and liabilities.

     Investing activities utilized cash of $4.8 million for the six months ended August 31, 1999, primarily as a result of the purchase of marketable securities and capitalization of software development costs. Financing activities provided cash of approximately $2.2 million for the six months ended August 31, 1999, primarily from proceeds received by the Company from the exercise of employee stock options and purchases of stock through the employee stock purchase plan.

     The Company has an unsecured revolving credit facility commitment with a commercial bank. Under its terms, the Company may request cash advances, letters of credit, or both in an aggregate amount of up to $10 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount. This facility will expire October 30, 1999, unless renewed. As of August 31, 1999, $10 million was outstanding on the revolving credit facility, including letters of credit. On September 1, 1999, the Company repaid $9.5 million of the $10 million outstanding on the revolving credit facility . The remaining $500,000 represents outstanding letters of credit. The Company currently anticipates that it will renew or replace its existing credit facility. See "Forward Looking Statements."

     For the fiscal year ended February 28, 1999, the Company incurred a loss of approximately $96 million, which included a restructuring charge of approximately $34 million. As noted above, the Company restructured certain of its business operations during the second half of fiscal 1999 to reduce operating expenses, continue its efforts to improve execution and efficiencies, better align expenses with revenues, and enhance its sales and marketing activities to meet the challenges of the marketplace. The Company's restructuring activities included significant headcount reductions, simplification and reorganization of the Company's senior management team, hiring a new Chief Executive Officer and other members of the Executive Team, and an increased focus on and increased investments in the Company's e-commerce enabled supply chain solutions. The restructuring actions effected in fiscal 1999 decreased operating expenses in the three and six month periods ended August 31, 1999 compared with the same periods in fiscal 1999. There can be no assurances that the Company's restructuring actions and decrease in operating expenses will be sufficient to return the Company to sustainable profitability.

     The Company believes that its existing cash balances and marketable securities, anticipated funds generated from operations, and amounts available under its revolving credit facility and other possible sources of funding will be sufficient to meet its anticipated liquidity and working capital requirements in the near term. The Company anticipates, that in light of its operating results for fiscal 1999, the cost of any additional funds which the Company might obtain, might be greater than funds available to the Company under its existing revolving credit facility or otherwise. In the event that the Company requires additional financing and is unable to obtain it on terms satisfactory to the Company, its liquidity, results of operations, and financial condition would be materially adversely affected. The Company believes that inflation did not have a material effect on its results of operations in fiscal 1999 or the six month period ended August 31, 1999.

     In June, 1999, the Company negotiated and executed agreements with a developer and other parties to terminate certain obligations related to the development of a new office building. Under these agreements, the Company will pay a total of approximately $3.7 million in installment payments. The Company has made initial payments of $1.75 million and will make additional payments through March 31, 2001. The Company believes that it will have adequate funds available to meet the remaining payment obligations on a timely basis.

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

     The Company has reviewed and continues to evaluate and update its formal processes and procedures to address any potential Year 2000 compliance issues relating to its corporate infrastructure and to the software products that it licenses to clients. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 compliance program to be completed by the Year 2000. While the Company believes that it has adequately tested and modified the products it currently actively markets, the Company does not intend to test or modify all prior versions of its software products or certain software products that the Company plans to replace with either new software products or Year 2000 compliant releases by the end of 1999. All clients who have licensed the Company's software have been contacted and strongly encouraged to upgrade to a Year 2000 compliant version of the Company provided software. The Information Technology Association of America ("ITAA") has recently certified the Company's software development processes as part of the Company's comprehensive effort to address the Year 2000 issues. Contingency plans for the various business areas of the Company are under development and the Company believes these plans will be completed prior to the end of calendar 1999.

     Corporate infrastructure state of readiness. The Company believes that its identification of Year 2000 compliance issues is complete with respect to the Company's internal operating systems. The infrastructure is composed of Information Technology ("IT") systems (e.g. financial, human resources, order entry, client support tracking, voicemail) and non-IT systems (i.e. elevators, fire suppression systems, United Parcel Service systems). The Company has identified those systems which are not affected and those systems which need replacement or modification. The Company believes that all identified systems that are at risk will be made Year 2000 compliant or be replaced before December 31, 1999 and that its business critical systems that have date sensitivity will be fixed, tested, and in place before the year 2000. The Company believes that it has communicated with all its material vendors, suppliers, landlords, and other third parties regarding Year 2000 compliance of embedded processors in computers, facilities, software, other information technology, and other products and services which the Company obtains from such third parties. The Company anticipates that affected embedded processors will be replaced before the year 2000. Most of the Company's landlords have provided guarantees of Year 2000 compliance or descriptions of the work being performed to achieve compliance with their facilities and operations. Although the Company has completed its assessment of the Year 2000 compliance issues with respect to the products, facilities, and services which it obtains from third parties, the Company continues to monitor and assess Year 2000 issues relating to such products, facilities, and services.

     The Company has tested all business critical systems for Year 2000 compliance, whether or not these systems have been warranted Year 2000 compliant by the manufacturer. The testing environment has been established and test development is ongoing. Test execution began at the end of October 1998 and finished, for business critical systems, at the end of February 1999. The Company is in the process of making required modifications to the IT and non-IT systems within the corporate infrastructure. The Company anticipates these modifications will be validated by the end of calendar fourth quarter 1999, and fully implemented before the year 2000. Contingency plans for the various business areas of the Company are under development and the Company believes these plans will be completed prior to the end of calendar 1999.


     Products. The Company has tested the products it actively markets in environments containing third-party software and tools used in the production of and embedded in the Company's solutions, along with supported relational databases, and believes the software currently marketed by the Company to be Year 2000 compliant. The Company, however, can make no assurances that those third-party platforms will not experience issues related to the Year 2000.

     Costs. The Company has expensed approximately $448,000 through August
31, 1999 in its Year 2000 compliance program, mainly for consulting services and hardware costs. Approximately sixty percent (60%) of the costs were for modification and replacement, approximately twenty-seven percent (27%) were for testing, and approximately thirteen percent (13%) of the costs were for identification and assessment of the Year 2000 issue. The Company currently estimates that it will cost an additional $200,000, budgeted under its IT and product development functions, prior to January 1, 2000, to modify its internal information systems, other systems, and internally developed software products affected by the Year 2000 issue; the portion of this amount attributable to fiscal 2000 constitutes approximately two percent (2%) of the IT budget for fiscal 2000. The Company estimates that of the remaining costs to be spent on the Company's Year 2000 readiness program, eighty percent (80%) will be for modification and replacement and twenty percent (20%) will be for testing. The Company does not separately track the internal costs for its Year 2000 compliance project; such costs consist principally of the related payroll costs for its employees working on the project, costs for outside consulting services and hardware costs. See "Forward Looking Statements" below.

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

     The Company utilizes third-party vendor equipment, telecommunications products, and software products. The Company is currently taking steps to address the impact, if any, of the Year 2000 compliance issue surrounding such third-party products. The Company has been communicating with such third parties about their plans and progress in addressing the Year 2000 problem, and the Company has requested assurances that equipment, products, and services provided by such third parties will be Year 2000 compliant. The Company has received the necessary assurances from the third-party vendors and continues to monitor activity. However, such third parties' Year 2000 compliance efforts are not within the control of the Company. In the event that such additional assurances are not timely received, the Company will switch to another vendor or take such other action as the Company shall then deem appropriate. The failure of any critical technology components to operate properly may have a material impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

Factors That May Affect Future Results

     In addition to the other information in this Quarterly Report on Form 10-Q, the following factors should be considered in evaluating the Company and its business. The Company's operating results have varied in the past and might vary significantly in the future because of factors such as domestic and international business conditions or the general economy, the timely availability and acceptance of the Company's products, technological change, issues with the Year 2000 problem faced by clients and prospects, the effect of competitive products and pricing, the effects of marketing pronouncements by competitors or potential competitors, changes in the Company's strategy, the mix of direct and indirect sales, changes in operating expenses, personnel changes, and foreign currency exchange rate fluctuations. Furthermore, clients may defer or cancel their purchases of the Company's products if they experience a downturn in their business or if there is a downturn in the general economy. The discussion below addresses risk factors that have arisen or changed in the second quarter. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K filed June 16, 1999.

Year 2000 Issues

     A discussion of certain risks relating to Year 2000 issues is set forth above in Item 2 under "Year 2000 Compliance."

Recent Senior Management Changes

     As previously reported, commencing in the first quarter of fiscal 2000, the Company has experienced significant changes in its senior management team in the quarter. During the second quarter the Company hired Terrence A. Austin as Executive Vice President, Electronics and High Technology, Richard F. Bergmann as Executive Vice President, Global Sales and Services, and James J. Jeter as Senior Vice President of Marketing. The Company anticipates that it will attract additional senior management in the near future. During the second quarter Peter
Q. Repetti, resigned the offices of Chief Financial Officer and Senior Vice

President. The Company is actively recruiting a new Chief Financial Officer. Mary Lou Fox, resigned the office of Senior Vice President. In addition, the Company is actively recruiting for an executive to head its North American direct sales organization.

     The Company's success depends on the ability of its new management team to work together and lead the Company effectively. The Company's business, revenues and financial condition will be materially adversely affected if its new senior management team does not manage the Company effectively or if it is unable to attract additional senior management in a timely manner or retain existing senior management personnel.

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

     The Company's future success also depends on its continuing ability to attract, assimilate, and retain highly qualified sales, technical, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate, or retain such personnel in the future. In addition, in the event the Company's financial performance should again result in a reduction in the Company's stock price it could reduce, postpone or eliminate the potential financial benefit of stock options granted to employees. The Company has experienced an increased rate of attrition in its employee base in the past year, including the loss of certain key sales personnel. If the Company continues to lose talented personnel in key positions and is unable to replace such personnel in a timely manner, the Company's business, operating results, and financial condition could be adversely affected.


Forward-Looking Statements

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward-looking statements that are subject to a number of risks and uncertainties. In addition, the Company may publish forward-looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, consulting services, employee recruiting and retention efforts and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements in this Quarterly Report or elsewhere. The risks and uncertainties that may affect the business, operating results or financial condition of the Company include those set forth above under "Factors That May Affect Future Results" and the following:

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

     The Company believes that the market for supply chain planning software continues to expand, although more slowly than in prior periods. However, if market demand for the Company's products does not manifest itself or grow as rapidly as the Company expects, revenue growth, margins, or both could be adversely affected. If competitors make acquisitions of other competitors or establish cooperative relationships among themselves or with third parties to enhance the ability of their products to address the supply chain planning needs of prospects and customers, or if ERP or other software vendors that have announced plans to develop or incorporate functionality that could compete with the Company's products successfully develop and market such functionality, revenue growth could be adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Foreign Currency. In the three and six months ended August 31, 1999, the Company generated approximately 36% and 33%, respectively, of its revenues outside the United States and Canada. International sales usually are made by the Company's foreign subsidiaries in the local currencies and the expenses incurred by foreign subsidiaries are denominated in the local currencies.

     In certain circumstances, the Company enters into foreign currency contracts with banking institutions to protect large foreign currency receivables against currency fluctuations. When the foreign currency receivable is collected, the contract is liquidated and the foreign currency receivable is converted to U.S. dollars.

     Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state and local government agencies, in accordance with an investment policy approved by the Company's Board of Directors. These instruments are denominated in U.S. dollars. The fair value of securities held at August 31, 1999 were approximately $ 23.9 million.

     The Company also holds cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

     Many of the Company's investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities decline. When interest rates rise, the fair market value of the Company's investments in fixed-rate securities declines. The Company attempts to mitigate risk by holding fixed-rate securities to maturity, should its liquidity needs force it to sell fixed-rate securities prior to maturity, the Company may experience a loss of principal.

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

     On March 7, 1997, the Company, as part of the acquisition of certain assets of Information Resources, Inc. ("IRI"), entered into several agreements with IRI, including a Data Marketing and Guaranteed Revenue Agreement ("Agreement") and an Asset Purchase Agreement ("Purchase Agreement"). The Agreement set forth the obligations of the parties with regard to revenues to be paid to IRI from the sale by the Company of specified products provided by IRI. Under the terms of the Agreement, the Company guaranteed revenue to IRI in a total amount of $16.5 million over a period of years following execution of the Agreement by way of three separate revenue streams. The Company made an initial payment of approximately $500,000 to IRI. In addition, as part of its commitment, the Company agreed to guarantee revenues to IRI in a total amount of $12 million over an initial three year period from execution of the agreement ("First Revenue Stream").

     The Company asserted that its ability to market the IRI products has been impaired, which, under the terms of the Agreement, obligates the parties to restructure the payments and/or modify the obligations with regard to the First Revenue Stream. IRI responded, disagreeing that an impairment existed, and in the alternative, that any impairment was corrected. The parties discussed their disagreement over the impairment issue until IRI filed a complaint in the Circuit Court of Cook County,Illinois on January 15, 1999. The complaint alleged breach of the Agreement and initially sought damages of approximately $12,000,000 for the Company's failure to make guaranteed payments. The complaint also alleged a breach of a separate Non-Competition and Non-Solicitation Agreement executed at the same time as the Agreement, and sought damages in an amount in excess of $100,000. The Company filed a Motion to Stay Proceedings and Compel Arbitration, which was granted as to the claim under the Agreement and denied as to the claim under the Non-Competition and Non-Solicitation Agreement. Arbitration proceedings have commenced under the auspice of the American Arbitration Association. Both the Cook County action and the arbitration proceeding are in the early stages. In the arbitration, IRI seeks a total of $15,930,563 in damages. The amount now sought by IRI includes amounts which it claims are due under a second revenue stream under the Agreement, triggered by the resolution of IRI's lawsuit with Think Systems Corporation. The second revenue stream represents a total guaranteed revenue of $1.75 million for the first and second year following the Think Systems settlement and $2.25 million for the third year following the settlement. The Company contends that the conditions to these amounts becoming due under the second revenue stream have not been satisfied, and that no amounts are due to IRI, because, among other reasons, of a failure of consideration in the overall transaction

     On July 15, 1999, Template Software, Inc. ("Template") filed suit against Manugistics, Inc. ("Manugistics"), the Company's principal subsidiary, in the United States District Court for the Eastern District of Virginia, Alexandria Division, alleging that Manugistics provided software that did not satisfy the requirements of a software license agreement Template entered into with Manugistics in November, 1998 (the "Agreement"). Template seeks damages of at least $1.25 million, which represents the amount of software license fees paid by Template under the Agreement. Manugistics has responded to the complaint and filed counterclaims against Template including a counterclaim for recovery of approximately $600,000 for unpaid consulting services provided by Manugistics.

     As previously reported in the Current Report on Form 8-K which the Company filed with the SEC on August 17, 1999, the United States District Court for the District of Maryland, issued an order dismissing the previously reported class action complaint against the Company, its chairman, and its former chief financial officer. The court dismissed the complaint for failure to state a claim on which relief can be granted. The plaintiffs have recently filed an appeal of the ruling, the outcome of which is still pending.

     The ultimate outcome of these lawsuits, as with litigation generally, is inherently uncertain, and it is possible that these matters may be resolved adversely to the Company. The adverse resolution of these lawsuits could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.


Item 4. Submission of Matters to Vote of Security Holders


     On July 23, 1999, the Company held its 1999 Annual Meeting Shareholders (the "Annual Meeting"). At the meeting, the shareholders elected as Class III directors Jack A. Arnow (with 21,850,730 affirmative votes and 1,356,059 votes withheld), Lynn C. Fritz (with 21,859,048 affirmative votes and 1,347,741 votes withheld), and J. Michael Cline (with 21,862,628 affirmative votes and 1,344,161 votes withheld).

     In addition, the shareholders approved an amendment to the Company's 1998 Stock option Plan to increase the number of shares of Common Stock authorized to be issued thereunder by 3,000,000 to 5,237,900 shares (with 9,731,920 affirmative votes, 3,216,329 against, 52,433 abstentions, and 10,206,107 non-votes).

     The shareholders also approved an amendment to the Company's 1998 Stock Option Plan to increase the number of shares of Common Stock for which options may be issued to any employee in any calendar year under the Plan from 250,000 to 1,000,000 shares (with 21,687,556 affirmative votes, 1,465,469 against, 53,764 abstentions).

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         10.34 Employment Agreement dated June 3, 1999 between Manugistics, Inc. and Richard F. Bergmann, as amended.

         10.35 Employment Agreement dated June 7, 1999 between Manugistics, Inc. and Terrence A. Austin, as amended.

         10.36 Employment Agreement dated August 25, 1999 between Manugistics, Inc. and James J. Jeter.

         10.37 Termination of Employment Agreement dated July 23, 1999, between Manugistics, Inc. and Peter Q. Repetti.

         10.38 Termination of Employment Agreement dated August 25, 1999 between Manugistics, Inc. and Mary Lou Fox.




         27    Financial Data Schedule

(b)      Reports on Form 8-K

         1. On August 17, 1999 the Company filed a Current Report on Form 8-K following its issuance of a press release on August 17, 1999 announcing that the United States District Court for the district of Maryland issued an order dismissing the previously reported class action complaint against the Company, its chairman, and its former chief financial officer.

          ----------------------

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MANUGISTICS GROUP, INC.
                                       (Registrant)


Date:  October 14, 1999                 By: /s/ Gregory J. Owens
                                           -----------------------------------
                                           Gregory J. Owens
                                           President, Chief Executive Officer
                                           Acting Principal Accounting Officer