Form 10-Q
period 1999-11-30
MANUGISTICS GROUP INC
filed 2000-01-14
CIK 908440

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended November 30, 1999

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

                         Yes      X         No ______
                             ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27.8 million shares of common stock, $.002 par value per share, as of January 11, 1999.

================================================================================

                            MANUGISTICS GROUP, INC.

                               TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
           November 30, 1999 (Unaudited) and February 28, 1999                       3

          Condensed Consolidated Statements of Income -
           Three and Nine months ended November 30, 1999 and 1998 (Unaudited)        4

          Condensed Consolidated Statements of Cash Flows -
           Nine months ended November 30, 1999 and 1998 (Unaudited)                  5

          Notes to Condensed Consolidated Financial Statements -
           November 30, 1999 (Unaudited)                                             6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                 9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                19

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                         20

Item 6.   Exhibits and Reports on Form 8-K                                          21

          SIGNATURES                                                                22

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MANUGISTICS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                  November 30,    February 28,
                                                                      1999           1999
                                                                  -------------  -------------
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                           $  31,997       $ 20,725
 Marketable securities                                                  14,387         22,637
 Accounts receivable, net of allowance for doubtful
  accounts of $2,969 and $6,299 at November 30, 1999 and
  February 28, 1999, respectively                                       40,092         50,987
 Other current assets                                                   11,211         14,805
                                                                     ---------       --------

    Total current assets                                                97,687        109,154
                                                                     ---------       --------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                 14,848         21,832

NONCURRENT ASSETS:
 Software development costs, net of accumulated amortization            17,572         20,540
 Intangibles, net of accumulated amortization                            7,727          9,382
 Deferred tax asset                                                     10,891          9,240
 Other noncurrent assets                                                 2,197          2,182
                                                                     ---------       --------

    Total noncurrent assets                                             38,387         41,344
                                                                     ---------       --------

TOTAL ASSETS                                                         $ 150,922       $172,330
                                                                     =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                    $   4,302       $  8,142
 Accrued compensation                                                    4,847          7,815
 Other accrued expenses                                                 11,485         14,060
 Deferred revenue                                                       23,474         24,710
 Restructuring accrual                                                   7,413         13,789
 Line of credit                                                         13,200          9,500
                                                                     ---------       --------

    Total current liabilities                                           64,721         78,016
                                                                     ---------       --------

LONG-TERM LIABILITIES                                                      320            454
RESTRUCTURING ACCRUAL - LONG-TERM                                        3,242          8,138
COMMITMENTS AND CONTINGENCIES (Note 3)                                      --             --

STOCKHOLDERS' EQUITY
 Preferred stock                                                            --             --
 Common stock, $0.002 par value per share;100,000,000 shares authorized; 28,438,191 and 27,705,382 shares issued, and
  27,685,681 and 26,952,872 shares outstanding at November 30,
  1999 and February 28, 1999, respectively                                  57             55
 Additional paid-in capital                                            184,719        179,996
 Accumulated deficit                                                  (101,351)       (93,258)
 Accumulated other comprehensive loss                                      (69)          (354)
 Treasury stock - 752,510 shares, at cost                                 (717)          (717)
                                                                     ---------       --------

    Total stockholders' equity                                          82,639         85,722
                                                                     ---------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 150,922       $172,330
                                                                     =========       ========

  See accompanying notes to the condensed consolidated financial statements.

                            MANUGISTICS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (in thousands, except per share data)

                                                     Three months ended November 30,      Nine months ended November 30,
                                                         1999              1998               1999              1998
                                                      ----------         ----------         ----------         ----------
REVENUES:
  License fees                                        $   14,571         $   15,365         $  38,423         $   58,617
  Consulting, solution support and other
    services                                              21,223             27,679            70,359             78,490
                                                      ----------         ----------         ---------         ----------
      Total revenues                                      35,794             43,044           108,782            137,107
                                                      ----------         ----------         ---------         ----------
OPERATING EXPENSES:
  Cost of license fees                                     3,686              3,349             9,596              9,635
  Cost of consulting, solution support and
    other services                                        10,789             13,219            32,703             37,733
  Sales and marketing                                     15,074             25,262            43,212             73,334
  Product development                                      7,516             11,712            21,977             37,506
  General and administrative                               3,896              4,686            11,736             15,753
  Restructuring costs                                        (17)               701              (699)               701
  Acquisition-related costs                                    -                  -                 -              3,095
                                                      ----------         ----------         ---------         ----------
     Total operating expenses                             40,944             58,929           118,525            177,757
                                                      ----------         ----------         ---------         ----------
LOSS FROM OPERATIONS                                      (5,150)           (15,885)           (9,743)           (40,650)

OTHER INCOME-NET                                             360                551             1,235              2,282
                                                      ----------         ----------         ---------         ----------
LOSS BEFORE INCOME TAXES                                  (4,790)           (15,334)           (8,508)           (38,368)

PROVISION (BENEFIT) FOR INCOME TAXES                          15             (4,927)             (657)           (13,456)
                                                      ----------         ----------         ---------         ----------
NET LOSS                                              $   (4,805)        $  (10,407)        $  (7,851)        $  (24,912)
                                                      ==========         ==========         =========         ==========

BASIC NET LOSS PER SHARE                              $    (0.17)        $    (0.39)        $   (0.29)        $    (0.95)
                                                      ==========         ==========         =========        ===========

DILUTED NET LOSS PER SHARE                            $    (0.17)        $    (0.39)        $   (0.29)        $    (0.95)
                                                      ==========         ==========         =========        ===========

SHARES USED IN COMPUTATION:

BASIC                                                     27,590             26,520            27,297             26,285
                                                      ==========         ==========         =========        ===========

DILUTED                                                   27,590             26,520            27,297             26,285
                                                      ==========         ==========        ==========        ===========


   See accompanying notes to the condensed consolidated financial statements.

                            MANUGISTICS GROUP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (in thousands)

                                                                         Nine months ended November 30,
                                                                             1999                1998
                                                                             ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (7,851)          $(24,912)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                           16,274             17,930
    Deferred tax asset                                                        (657)           (13,386)
    Tax benefit from stock options exercised                                     -              2,223
    Write-off of purchased research and development                              -              1,300
   Other                                                                      (420)               334
   Changes in assets and liabilities:
      Accounts receivable - net                                             10,895              2,084
      Other current assets                                                    (302)            (2,773)
      Other noncurrent assets                                                  (15)              (844)
      Accounts payable and accrued expenses                                 (9,383)           (14,047)
      Restructuring accrual                                                 (9,809)                 -
      Deferred revenue                                                      (1,235)             2,689
      Income taxes payable/receivable                                        2,903             (1,868)
                                                                          --------           --------

                   Net cash provided by (used in) operating activities         400            (31,270)
                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment - net                                (1,521)           (13,521)
    Capitalization of software development costs                            (3,713)            (8,462)
    Purchase of software licenses for resale                                  (206)              (521)
    Net change in cash due to conforming year ends                               -                446
    Sale of marketable securities - net                                      8,250             33,936
                                                                          --------           --------

                  Net cash provided by investing activities                  2,810             11,878
                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      (Payments) borrowings of long-term debt and capital
      lease obligations - net                                                 (133)               275
      Net change in line of credit                                           3,700                  -
      Proceeds from stock options and employee stock purchases               4,722              4,774
                                                                          --------           --------

                  Net cash provided by financing activities                  8,289              5,049
                                                                          --------           --------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                    (227)               107
                                                                          --------           --------

NET INCREASE (DECREASE) IN CASH                                             11,272            (14,236)
                                                                          --------           --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              20,725            19,891
                                                                          --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 31,997           $  5,655
                                                                          ========           ========

   See accompanying notes to the condensed consolidated financial statements.

                            MANUGISTICS GROUP, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               NOVEMBER 30, 1999

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

        The unaudited condensed consolidated financial statements for the nine month period ended November 30, 1998 have been revised to give effect to the acquisition by merger of TYECIN Systems, Inc. on June 1, 1998, which has been accounted for as a pooling of interests.

        These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 1999 included in the Annual Report on Form 10-K of the Company for that year filed with the Securities and Exchange Commission.

2.   Net Loss Per Share

        Basic loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. Common equivalent shares from options were excluded from the calculation of diluted loss per share for the three and nine month periods ended November 30, 1999 and 1998, as including them would be anti-dilutive. The following table sets forth the computation of basic and diluted loss per share for such periods (amounts in thousands, except per share amounts):

                                               Three months ended November 30,        Nine months ended November 30,
                                                 1999                 1998              1999                1998
                                              ---------            -----------       ---------           -----------
Weighted average common shares                   27,590                26,520           27,297               26,285
Dilutive potential common shares                      -                     -                -                    -
                                              ---------            ----------        ---------           ----------
Shares used in diluted computation               27,590                26,520           27,297               26,285
                                              =========            ==========        =========           ==========

Net loss                                      $  (4,805)           $  (10,407)       $  (7,851)          $  (24,912)
                                              =========            ==========        =========           ==========
Basic loss per share                          $   (0.17)           $    (0.39)       $   (0.29)          $    (0.95)
                                              =========            ==========        =========           ==========
Diluted loss per share                        $   (0.17)           $    (0.39)       $   (0.29)          $    (0.95)
                                              =========            ==========        =========           ==========

3.   Commitments and Contingencies

          On January 15, 1999, Information Resources, Inc. ("IRI") filed a complaint against the Company in the Circuit Court of Cook County, Illinois, alleging that the Company had breached a Data Marketing and Guaranteed Revenue Agreement (the "Data Marketing Agreement") and a Non-Competition and Non-Solicitation Agreement (the "Non-Competition Agreement"), both of which the Company had entered into with IRI as part of the acquisition of certain assets from IRI. IRI's allegations arising under the Data Marketing Agreement have been removed to an arbitration proceeding which has commenced under the auspices of the American Arbitration Association. In the arbitration, IRI seeks a total of $15,930,563 in damages, consisting of amounts which IRI alleges are due or will become due under various revenue streams. The Company contends that the conditions to these amounts becoming due from time to time under the Data Marketing Agreement have not been satisfied, and that no amounts are due to IRI, because, among other reasons, of a failure of consideration in the overall acquisition transaction. In the court proceeding concerning IRI's allegations under the Non-Competition Agreement, IRI seeks damages in an amount in excess of $100,000. The Company denies that it has violated the Non-Competition Agreement. Both the Cook County action and the arbitration proceeding are in the early stages.

          On July 15, 1999, Template Software, Inc. ("Template") filed suit against Manugistics, Inc. ("Manugistics"), the Company's principal subsidiary, in the United States District Court for the Eastern District of Virginia, Alexandria Division, alleging that Manugistics provided software that did not satisfy the requirements of a software license agreement Template entered into with Manugistics in November, 1998 (the "Agreement"). Template seeks damages of at least $1.25 million, which represents the amount of software license fees paid by Template under the Agreement. Manugistics has responded to the complaint and filed counterclaims against Template including a counterclaim for recovery of approximately $600,000 for unpaid consulting services provided by Manugistics. Discovery in the case is almost complete; trial is scheduled to begin on February 15, 2000. The Company and Template have engaged in settlement discussions from time to time; however, the Company cannot predict whether the matter will be settled.

          It is not possible at this time to predict the outcome of the arbitration or litigation or the amount or nature of any loss. Furthermore, it is possible that these matters may be resolved adversely to the Company. The adverse resolution of either of these proceedings could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

4.  Supplemental Cash Flow Information

          Cash paid for income taxes amounted to approximately $60,000 and $1,160,000 for the nine months ended November 30, 1999 and 1998, respectively.

5.  Comprehensive Loss

        In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive loss and its components in the Company's financial statements. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income (loss). The following table sets forth the comprehensive loss for the three and nine month periods ended November 30, 1999 and 1998 (dollar amounts in thousands):

                                                     Three months ended                     Nine months ended
                                                         November 30,                          November 30,
                                                  1999                1998               1999                1998
                                                  ----                ----               ----                ----
Net loss                                        $(4,805)            $(10,407)          $(7,851)            $(24,912)
Other comprehensive income (loss)                   804                  238               285                 (636)
                                                -------             --------           -------             --------

Total comprehensive loss                        $(4,001)            $(10,169)          $(7,566)            $(25,548)
                                                =======             ========           =======             ========

6. Restructuring

      During the second half of fiscal 1999, the Company recorded restructuring and unusual charges primarily associated with the implementation of the Company's restructuring plan. This plan reorganized the Company to focus on its core business of providing supply chain solutions to companies with dynamic supply chains. The table below presents the activity in the first three quarters of fiscal 2000 relating to the restructuring charge reserves established in the second half of fiscal 1999 in connection with the restructuring. The adjustments to the restructuring accrual relate to changes to the original restructuring estimates based on finalization of agreements and the incurrence of additional costs related to the restructuring plan that were incurred in fiscal 2000. The Company believes that the reserves as of November 30, 1999 are adequate and that no further revisions of estimates are necessary at this time. The following table sets forth restructuring activity through November 30, 1999 (dollar amounts in thousands):


                                                                                                             Ending
                                         Beginning                                                           Balance
                                          Balance        Adjustments to        Utilization of Accrual      November30,
                                       March 1, 1999         Charge           Cash            Non-cash        1999
                                      --------------     --------------    ---------         ---------    ------------
Severance costs                         $     1,152       $       1,473     $ (1,594)         $    147      $    1,178
Lease obligations costs                      18,914              (1,988)      (7,754)              (83)          9,089
Impairment of long-lived assets               1,709                 (94)        (461)             (777)            377
Other                                           152                 (90)           -               (51)             11
                                      -------------     ---------------    ---------         ---------    ------------
Total                                   $    21,927       $        (699)    $ (9,809)         $   (764)     $   10,655
                                      =============     ===============    =========         =========    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Manugistics Group, Inc. (the "Company") is a leading provider of eBusiness solutions that enable intelligent decisions across trading networks. The Company's solutions are comprised of software products and related services that enable clients to improve the efficiency of the flow of materials within and between organizations (e.g., the flow of raw materials through the manufacturing process and the delivery of finished product to the end-user). The Company's solutions empower network trading partners to make the right decisions for profitable growth.

     With the Company's broad suite of supply chain software products, clients can make improved operational decisions, resulting in increased revenues, reduced inventories, improved customer service, improved relationships among trading partners, greater speed to market, and lower overall costs throughout the supply chain. The Company currently has clients in a broad spectrum of industries around the world. The Company's products are primarily targeted at companies with dynamic supply requirements across trading networks.

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

     In the second half of fiscal 1999, the Company instituted company-wide restructuring activities that included overall cost containment initiatives as the Company pursued its business strategies of returning to profitability, expanding product innovation to enable companies to take advantage of e-commerce, interface, and integration technology, and expanding its indirect distribution channels through alliances with complementary software vendors and consulting and implementation organizations. The Company's restructuring included significant headcount reduction, hiring a new Chief Executive Officer, reorganization and replacement of the Company's senior management team, and increased investments in the Company's initiatives in e-commerce enabled supply chain solutions. In addition, the Company experienced increased employee attrition since the restructuring actions. During the second and third quarters the attrition rate decreased to levels approaching those prior to the restructuring activities. There can be no assurances that the Company's restructuring actions and decrease in operating expenses will be sufficient to offset the Company's decrease in license fee revenues and return the Company to sustainable profitability.

Results of Operations

Revenues:

     The Company licenses software under non-cancelable license agreements and provides related services, including installation, consulting, solution support, and maintenance. License fees are generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, no significant production, modification, or customization of the software is required, and collection is considered probable in accordance with Statement of Position 97-2, "Software Revenue Recognition"("SOP 97-2"). Fees are allocated to the various elements included in license agreements based on the Company's historical fair value experience. Fees related to consulting and implementation services are recognized as the services are performed. When the Company enters into a license agreement with a client which requires the Company to significantly customize its pre-existing software products, the Company recognizes revenue related to the license agreement using contract accounting. When the company enters into an agreement with a client to jointly fund the Company's software development, the funds received are treated as a direct reduction of capitalized costs in accordance with SOP 97-2. The following table sets forth revenues for the three and nine month periods ended November 30, 1999 and 1998 (dollar amounts in thousands):

                                           Three months ended November 30,         Nine months ended November 30,
                                            1999        Change       1998          1999        Change        1998
                                           ------       ------       ----          ----        ------        ----
License fees                               $14,571       (5.2%)     $15,365      $ 38,423      (34.5%)     $ 58,617
   Percentage of total revenues               40.7%                    35.7%         35.3%                     42.8%
Consulting, solution support and other
  services                                 $21,223      (23.3%)     $27,679      $ 70,359      (10.4%)     $ 78,490
   Percentage of total revenues               59.3%                    64.3%         64.7%                     57.2%
                                           -------                  -------      --------
Total revenue                              $35,794      (16.8%)     $43,044      $108,782      (20.7%)     $137,107
   Percentage of total revenues              100.0%                   100.0%        100.0%                    100.0%

     License fees. The Company's license fees consist primarily of software license revenues from direct sales. The Company also earns license fees through licenses to customers via indirect channels, including complementary software vendors, consulting firms, distributors, and systems integrators.

     License fees decreased for the three and nine months ended November 30, 1999 as compared to the comparable periods in 1998 primarily because the Company fielded a smaller direct sales organization during the periods in fiscal 2000, compared to fiscal 1999, and the Company experienced decreases in the number of transactions closed during the fiscal 2000 periods.

     Consulting, solution support, and other services ("Services"). Services revenues primarily consist of fees from software implementation engagements and the related training, consulting, and solution support revenues. Revenues from software implementation and consulting engagements are primarily recognized as the services are performed and are billed on a time and materials basis. The software implementation process typically requires two to twelve months to complete, depending on the complexity, scope of the project, and client resources available.

     Solution support revenues are recognized ratably over the solution support term defined in the contract. Payments for solution support fees are typically made annually in advance of the support period.

     Services revenue decreased for the three and nine months ended November 30, 1999 as compared to the comparable periods in 1998, primarily because revenues from consulting and other services decreased due to a decrease in the number of customer implementations from fewer license fee transactions in prior periods. The Company begins to recognize service revenue in the months following initiation of the implementation of software, which generally occurs within a few weeks after execution of the license agreement.

     Solution support revenues increased following the increase in the cumulative number of clients that have licensed the Company's software products and entered into annual maintenance contracts. Solution support revenues tend to track software license fee transactions in prior periods. In the past three fiscal years, approximately 95% of customers with maintenance contracts have renewed these contracts.

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

     Due to the Company's cost containment actions, such as headcount and occupancy reductions, total operating expenses decreased for the three and nine month periods ended November 30, 1999 compared to the three and nine months ended November 30, 1998. The following table sets forth operating expenses for the three and nine month periods ended November 30, 1999 and 1998 (dollar amounts in thousands):

                                             Three months ended November 30,         Nine months ended November 30,
Operating expenses                            1999        Change       1998          1999         Change        1998
                                            --------   ---------   ---------       ---------   -----------  -----------
Cost of license fees                         $ 3,686       10.1%      $ 3,349      $  9,596        (0.4%)     $  9,635
 Percentage of total revenues                   10.3%                     7.8%          8.8%                       7.0%
Cost of consulting, solution support
 and other services                           10,789      (18.4%)      13,219        32,703       (13.3%)       37,733
 Percentage of total revenues                   30.1%                    30.7%         30.1%                      27.5%
Sales and marketing                           15,074      (40.3%)      25,262        43,212       (41.1%)       73,334
 Percentage of total revenues                   42.1%                    58.7%         39.7%                      53.5%
Product development                            7,516      (35.8%)      11,712        21,977       (41.4%)       37,506
 Percentage of total revenues                   21.0%                    27.2%         20.2%                      27.4%
General and administrative                     3,896      (16.9%)       4,686        11,736       (25.5%)       15,753
 Percentage of total revenues                   10.9%                    10.9%         10.8%                      11.5%
Restructuring costs                              (17)    (102.4%)         701          (699)     (199.7%)          701
 Percentage of total revenues                    0.0%                     1.6%         (0.6%)                      0.5%
Acquisition-related expenses                       -                        -             -        (100%)        3,095
 Percentage of total revenues                    0.0%                     0.0%          0.0%                       2.3%
                                             -------                  -------      --------                   --------
Total operating expenses                     $40,944      (30.5%)     $58,929      $118,525       (33.3%)     $177,757
   Percentage of total revenues                114.4%                   136.9%        109.0%                     129.7%

     Cost of license fees. Cost of license fees consists of amortization of capitalized software development costs, cost of goods and other expenses, which includes royalty fees associated with third-party software included with the Company's licensed software, and amortization of goodwill associated with certain acquisitions. Capitalized software development costs and acquired research and development costs are amortized at the greater of the amount computed using either the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release, or the ratio that current gross revenues from the product bears to the total current and anticipated future gross revenues. Generally, an economic life of two to five years is assigned to capitalized software development costs. Goodwill is amortized over five years. The following table sets forth amortization of capitalized software, cost of goods and other, and cost of license fees for the three and nine month periods ended November 30, 1999 and 1998 (dollar amounts in thousands):

                                                Three months ended November 30,        Nine months ended November 30,
                                                 1999        Change       1998         1999        Change        1998
                                              --------    ----------   ---------     --------    ---------    ---------
Amortization of capitalized software             $2,654         9.9%      $2,416       $6,387         1.7%      $6,275
   Percentage of license fees                      18.2%                    15.7%        16.6%                    10.7%
Cost of goods and other                          $1,032        10.6%      $  933       $3,209        (4.5%)     $3,360
   Percentage of license fees                       7.1%                     6.1%         8.4%                     5.7%
                                                 ------                   ------       ------                   ------
Cost of license fees                             $3,686        10.1%      $3,349       $9,596        (0.4%)     $9,635
   Percentage of license fees                      25.3%                    21.8%        25.0%                    16.4%

     Cost of license fees increased for the three months ended November 30, 1999 compared to the same period last year primarily due to an increase in amortization of capitalized software because of new Company software becoming available for general release during the quarter ended November 30, 1999. In addition, cost of license fees increased as a percentage of total license fees primarily due to a decrease in license fee revenues generated for the three and nine months ending November 30, 1999 compared to the same periods last year.

     Cost of consulting, solution support and other services. Cost of consulting, solution support and other services increased as a percentage of total revenues for the nine months ending November 30, 1999, as a result of an overall decrease in revenues generated for the nine months ending November 30, 1999 compared to the same period last year. Cost of consulting, solution support and other services decreased as a percentage of total revenues for the three months ending November 30, 1999, primarily due to the reduction of expenses in connection with the company-wide restructuring activities, which were partially offset by the decrease in total revenues generated for the three months ending November 30, 1999 compared to the same period last year.

     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions, promotional events, and advertising. Sales and marketing expenses decreased for the three and nine months ended November 30, 1999 as a percentage of total revenues primarily due to the reduction of headcount implemented under the company-wide restructuring activities during the second half of fiscal 1999.

     Product development. The Company records product development costs net of capitalized software development costs for products that have reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The following table sets forth product development costs for the three and nine month periods ended November 30, 1999 and 1998 (dollar amounts in thousands):

                                                 Three months ended November 30,        Nine months ended November 30,
                                                 1999        Change        1998         1999        Change       1998
                                              ---------   -----------   --------     ----------  ----------    ---------
Gross product development costs                  $8,676       (41.6%)     $14,857      $25,690      (43.9%)     $45,778
 Percentage of total revenues                      24.2%                     34.5%        23.6%                    33.4%
Less: Capitalized product development
       cost                                      $1,160       (63.1%)     $ 3,145      $ 3,713      (55.1%)     $ 8,272
   Percentage of gross product
      development costs                            13.4%                     21.2%        14.5%                    18.1%
                                                -------                   -------      -------                  -------
Product development costs                        $7,516       (35.8%)     $11,712      $21,977      (41.4%)     $37,506
   Percentage of total revenues                    21.0%                     27.2%        20.2%                    27.4%

     Gross product development costs and net product development costs decreased for the three and nine month periods ended November 30, 1999, versus the comparable periods in 1998, primarily due to the reduction of headcount implemented under the Company's restructuring plan during the second half of fiscal 1999. In addition, the Company has consolidated and focused its research and development efforts.

     General and administrative. General and administrative expenses consist primarily of personnel costs, infrastructure expenses, and the fees and expenses associated with legal, accounting, and other functions. General and administrative expenses decreased for the three and nine month periods ended November 30, 1999, versus the comparable periods in 1998, due to the reduction of headcount implemented under the Company's restructuring plan during the second half of fiscal 1999 and the focus by the Company to control discretionary spending.

     Restructuring costs. In connection with the fiscal 1999 corporate-wide restructuring plan the Company reduced its previously recorded restructuring charges by approximately $17,000 and $699,000 (resulting in a credit to expenses), respectively, for the three and nine month periods ended November 30, 1999. The adjustments primarily relate to the sub-lease of property that management had believed, at the time of the restructuring, would not be sublet, which were offset by increases in the accrual for severance costs.

Other income - net:

     The following table sets forth other income for the three and nine month periods ended November 30, 1999 and 1998 (dollar amounts in thousands):

                                             Three months ended November 30,                Nine months ended November 30,
                                               1999       Change      1998                   1999       Change      1998
                                             --------- ----------  --------                 --------- ----------  --------
Other income                                  $ 360      (34.7%)     $ 551                  $1,235      (45.9%)    $2,282
  Percentage of total revenues                  1.0%                   1.3%                    1.1%                   1.7%


     Other income includes interest income from short-term investments, interest expense from borrowings, foreign currency exchange gains or losses, and other gains or losses. Other income decreased for the three and nine months ended November 30, 1999 primarily due to decreased interest earned as a result of the Company's investment balances being reduced to fund operating activities during fiscal 2000.

Provision (benefit) for income taxes:

     The following table sets forth income tax provision (benefit) for the three and nine month periods ended November 30, 1999 and 1998 (dollar amounts in thousands):

                                              Three months ended November 30,         Nine months ended November 30,
                                                1999    Change       1998            1999        Change         1998
                                             --------  --------    --------        ---------  -----------     -------
   Income tax provision (benefit)             $  15     100.3%     $(4,927)         $(657)       95.1%        $(13,456)
    Percentage of loss before
     income taxes                              (0.3%)                 32.1%           7.7%                        35.1%

     The income tax provision for the three months ended November 30, 1999 was $15,100 and the income tax benefit for the nine months ended November 30, 1999 was $657,400. The quarterly tax expense for the three month period ended November 30, 1999 primarily relates to foreign withholding and state income taxes. The net increase for the nine months ended November 30, 1999 is primarily from an increase in US federal and state deferred tax assets related to depreciation and a decrease in the deferred tax liability related to software development which results in an income tax benefit.

Net loss and net loss per share:

     The following table sets forth net loss for the three and nine month periods ended November 30, 1999 and 1998 (dollar amount in thousands, except per share data):

                                                Three months ended November 30,             Nine months ended November 30,
                                                     1999             1998                     1999             1998
                                              ----------------  ---------------         --------------    ---------------
Net loss                                          $(4,805)           $(10,407)              $(7,851)            $(24,912)
Net loss per share - basic                        $ (0.17)           $  (0.39)              $ (0.29)            $  (0.95)
Net loss per share - diluted                      $ (0.17)           $  (0.39)              $ (0.29)            $  (0.95)

Shares used in basic computation                   27,590              26,520                27,297               26,285
                                                  =======            ========               =======             ========

Shares used in diluted calculation                 27,590              26,520                27,297               26,285
                                                  =======            ========               =======             ========

Liquidity and capital resources:

     The following table sets forth liquidity and capital resources as of November 30, 1999 and February 28, 1999 (amounts in thousands):

                                         As of
                                  November 30, 1999            Change             Feburary 28, 1999
                                  -----------------            ------             -----------------
Working capital                       $32,966                   5.9%                   $31,138


     The Company has historically financed its growth primarily through funds generated from operations, through proceeds from offerings of capital stock, and to a lesser extent, through short-term borrowings under a revolving credit facility. The increase in working capital at November 30, 1999 as compared to February 28, 1999 primarily resulted from a decrease in current liabilities, a large component of which was the utilization of the restructuring accrual recorded in the second half of fiscal 1999.

     The Company's operating activities provided cash of approximately $400,000 for the nine months ended November 30, 1999. Operating cash flows increased for the period primarily because non-cash operating expenses were partially offset by the net loss for the period and the net change in assets and liabilities.

     Investing activities provided cash of approximately $2.8 million for the nine months ended November 30, 1999, because of the sale of marketable securities which were partially offset by the capitalization of software development costs and the purchase of fixed assets and software licenses.

     Financing activities provided cash of approximately $8.3 million for the nine months ended November 30, 1999, consisting primarily of additional short-term borrowings by the Company under a revolving credit facility and proceeds from the exercise of employee stock options and purchases of stock through the Company's employee stock purchase plan.

     The Company has an unsecured revolving credit facility commitment with a commercial bank. During the third quarter, the Company renewed its revolving credit facility. The current agreement, unless renewed, will expire in September of 2000. Under its terms, the Company may request cash advances, letters of credit, or both in an aggregate amount of up to $20 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount. As of November 30, 1999, $13.2 million was outstanding on the revolving credit facility. On December 7, 1999, the Company repaid all of the $13.2 million outstanding on the revolving credit facility.

     For the fiscal year ended February 28, 1999, the Company incurred a loss of approximately $96 million, which included restructuring charges of approximately $34 million. As noted above, the Company restructured certain of its business operations during the second half of fiscal 1999 to reduce operating expenses, continue its efforts to improve execution and efficiencies, better align expenses with revenues, and enhance its sales and marketing activities to meet the challenges of the marketplace. The Company's restructuring activities included significant headcount reductions, simplification and reorganization of the Company's senior management team, hiring a new Chief Executive Officer and other members of the Executive Team, and an increased focus on and increased investments in the Company's e-commerce enabled supply chain solutions. The restructuring actions effected in fiscal 1999 decreased operating expenses in the three and nine month periods ended November 30, 1999 compared with the same periods in fiscal 1999. There can be no assurances that the Company's restructuring actions and decrease in operating expenses will be sufficient to return the Company to profitability.

     The Company believes that its existing cash balances and marketable securities, anticipated funds generated from operations, and amounts available under its revolving credit facility and other possible sources of funding will be sufficient to meet its anticipated liquidity and working capital requirements in the near term. The Company anticipates that, in light of its operating results for fiscal 1999 and the first nine months of fiscal 2000, the cost of any additional funds which the Company might obtain, might be greater than the cost of funds available to the Company under its existing revolving credit facility or otherwise. In the event that the Company requires additional financing and is unable to obtain it on terms satisfactory to the Company, its liquidity, results of operations, and financial condition would be materially adversely affected. The Company believes that inflation did not have a material effect on its results of operations in the nine month period ended November 30, 1999.

     In June, 1999, the Company negotiated and executed agreements with a developer and other parties to terminate certain obligations related to the development of a new office building. The Company has agreed to pay a total of approximately $3.7 million in installment payments. The Company has made payments of $2 million and will pay the balance in installments through March 31, 2001. The Company believes that it will have adequate funds available to meet the remaining payment obligations on a timely basis.

     Certain information regarding commitments and contingencies, including pending litigation, which may have an adverse impact on the Company's liquidity and financial condition is set forth below under "Factors That May Affect Future Results", and under "Legal Proceedings" in Part II of this Quarterly Report.

Year 2000 Compliance

     General. Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish 21st century dates from 20th century dates due to the two-digit date fields used by many systems. The Company believes that its compliance and remediation efforts leading up to the Year 2000 were effective in preventing any material problems, since the Company has not received any reports to date of any erroneous results or system failures in the software products it markets or in the software and hardware it utilizes internally due to the changeover to the Year 2000. There may, however, still be residual problems related to the change in centuries. Any such difficulties could result in a decrease in the sales of the software and services the Company provides, an increase in the allocation of both the Company's and our clients' resources to address Year 2000 problems without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by the Company or its clients due to such Year 2000 problems.

     While the Company believes that it has adequately tested and modified the products it currently actively markets, the Company did not test or modify all prior versions of its software products or certain software products that the Company replaced with either new software products or Year 2000 compliant releases prior to the end of calendar 1999. All clients that licensed the Company's software have been contacted and strongly encouraged to upgrade to a Year 2000 compliant version of the Company provided software. The Information Technology Association of America ("ITAA") has certified the Company's software development processes as part of the Company's comprehensive effort to address the Year 2000 issues.

     Corporate infrastructure state of readiness. The Company believes that its identification of Year 2000 compliance issues is complete with respect to the Company's internal operating systems. The infrastructure is composed of Information Technology ("IT") systems (e.g., financial, human resources, order entry, client support tracking, and voicemail) and non-IT systems (i.e., elevators, fire suppression systems, and United Parcel Service systems). The Company believes that all identified systems that were at risk were made Year 2000 compliant or replaced before December 31, 1999 and that its business-critical systems that have date sensitivity were fixed, tested, and in place before the year 2000. The Company believes that it has communicated with all its material vendors, suppliers, landlords, and other third parties regarding Year 2000 compliance of embedded processors in computers, facilities, software, other information technology, and other products and services which the Company obtains from such third parties. The Company believes that affected embedded processors were replaced before the year 2000. The Company has tested all business-critical systems for Year 2000 compliance, whether or not these systems were warranted Year 2000 compliant by the manufacturer. The Company made required modifications to the IT and non-IT systems within the corporate infrastructure. The Company continues to monitor and assess Year 2000 issues relating to such products, facilities, and services.

     Costs. The Company has expensed approximately $466,000 through November 30, 1999 in its Year 2000 compliance program, mainly for consulting services and hardware costs. Approximately sixty percent (60%) of the costs were for modification and replacement, approximately twenty-seven percent (27%) were for testing, and approximately thirteen percent (13%) of the costs were for identification and assessment of the Year 2000 issue. The portion of this amount attributable to fiscal 2000 constitutes approximately two percent (2%) of the IT budget for fiscal 2000. The Company incurred no further material costs prior to January 1, 2000 in connection with the implementation of its Year 2000 compliance program.

     Risks. Software products as complex as those offered by the Company might contain undetected errors or failures when first introduced or when new versions are released. This includes the risk that products thought to be Year 2000 compliant were not Year 2000 compliant. While the Company believes that it adequately assessed, corrected, and tested its products to address the Year 2000 issue, there can be no assurances that the Company's software products contain all necessary date code changes or that errors will not be found in new products or product enhancements after commercial release, which could result in loss of or delay in market acceptance or potential liability to our client or other third parties. In addition, the Company might experience unforeseen difficulties that could delay or prevent the continued successful development and release of products that are Year 2000 compliant. If the Company experiences any unforeseen delays, there could be a material adverse effect upon the Company's business, operating results, financial condition, and cash flows.

     The Company utilizes third-party vendor equipment, telecommunications products, and software products, all of which appear to be functioning normally in the Year 2000. There may, however, still be residual problems related to the change in centuries. The failure of any critical technology components to operate properly may have a material impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

Factors That May Affect Future Results

     In addition to the other information in this Quarterly Report on Form 10-Q, the following factors should be considered in evaluating the Company and its business. The Company's operating results have varied in the past and might vary significantly in the future because of factors such as domestic and international business conditions or the general economy, the timely availability and acceptance of the Company's products, technological change, issues with the Year 2000 problem faced by clients and prospects, the effect of competitive products and pricing, the effects of marketing pronouncements by competitors or potential competitors, changes in the Company's strategy, the mix of direct and indirect sales, changes in operating expenses, personnel changes, and foreign currency exchange rate fluctuations. Furthermore, clients may defer or cancel their purchases of the Company's products if they experience a downturn in their business or if there is a downturn in the general economy. The discussion below addresses risk factors that have arisen or changed in the Company's third quarter. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K filed for the year ended February 28, 1999.

Year 2000 Issues

     A discussion of certain risks relating to Year 2000 issues is set forth above in Item 2 under "Year 2000 Compliance."


Recent Senior Management Changes

     After the end of the third quarter, the Company hired Raghavan Rajaji as new Chief Financial Officer and Executive Vice President.

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

     The Company believes that the market for supply chain planning software continues to expand. However, if market demand for the Company's products does not manifest itself or grow as rapidly as the Company expects, revenue growth, margins, or both could be adversely affected. If competitors make acquisitions of other competitors or establish cooperative relationships among themselves or with third parties to enhance the ability of their products to address the supply chain planning needs of prospects and customers, or other software vendors that have announced plans to develop or incorporate functionality that could compete with the Company's products successfully develop and market such functionality, revenue growth could be adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Foreign Currency. In the three and nine months ended November 30, 1999, the Company generated approximately 33% of its revenues outside the United States and Canada. International sales usually are made by the Company's foreign subsidiaries in the local currencies and the expenses incurred by foreign subsidiaries are denominated in the local currencies.

     In certain circumstances, the Company enters into foreign currency contracts with banking institutions to protect large foreign currency receivables against currency fluctuations. When the foreign currency receivable is collected, the contract is liquidated and the foreign currency receivable is converted to U.S. dollars.

     Interest rates. The Company manages its interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits, and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and national, state and local government agencies, in accordance with an investment policy approved by the Company's Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities held at November 30, 1999 was approximately $14.4 million.

     The Company also holds cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

     Many of the Company's investments carry a degree of interest rate risk. When interest rates fall, the Company's income from investments in variable-rate securities decline. When interest rates rise, the fair market value of the Company's investments in fixed-rate securities declines. The Company attempts to mitigate interest rate risk by holding fixed-rate securities to maturity. However, should the Company's liquidity needs force it to sell fixed-rate securities prior to maturity, the Company may experience a loss of principal.

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

     As previously reported by the Company, most recently in its Quarterly Report on Form 10-Q for the quarter ended August 31, 1999, Information Resources, Inc. ("IRI") commenced legal proceedings against the Company in January, 1999, in which IRI seeks damages for the alleged breach of a Data Marketing and Guaranteed Revenue Agreement and certain related agreements. These proceedings remain in the early stages.

     On July 15, 1999, Template Software, Inc. ("Template") filed suit against Manugistics, Inc. ("Manugistics"), the Company's principal subsidiary, in the United States District Court for the Eastern District of Virginia, Alexandria Division, alleging that Manugistics provided software that did not satisfy the requirements of a software license agreement Template entered into with Manugistics in November, 1998 (the "Agreement"). Template seeks damages of at least $1.25 million, which represents the amount of software license fees paid by Template under the Agreement. Manugistics has responded to the complaint and filed counterclaims against Template including a counterclaim for recovery of approximately $600,000 for unpaid consulting services provided by Manugistics. Discovery in the case is almost complete; trial is scheduled to begin on February 15, 2000. Manugistics and Template have engaged in settlement discussions from time to time; however, Manugistics cannot predict whether the matter will be settled.

     As previously reported in the Current Report on Form 8-K which the Company filed with the SEC on August 17, 1999, the United States District Court for the District of Maryland, issued an order dismissing the previously reported class action complaint against the Company, its chairman, and its former chief financial officer. The court dismissed the complaint for failure to state a claim on which relief can be granted. The plaintiffs filed an appeal of the ruling. The parties have reached an agreement in principle for the settlement of the litigation, subject to preparation of a formal settlement agreement and approval of the settlement agreement by the court. The settlement would be funded by the Company's insurance carrier.

     The ultimate outcome of these lawsuits, as with litigation generally, is inherently uncertain, and it is possible that these matters may be resolved adversely to the Company. The adverse resolution of these lawsuits could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

10.39 Employment Agreement dated December 6, 1999 between Manugistics, Inc. and Raghavan Rajaji.

27       Financial Data Schedule

(b)      Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Company during the quarter ended November 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MANUGISTICS GROUP, INC.
                                         (Registrant)

Date: January 13, 2000                   By:
                                         --
                                         /s/ Gregory J. Owens
                                         ---------------------------------------
                                         Gregory J. Owens
                                         President and Chief Executive Officer

                                         /s/ Raghavan Rajaji
                                         ---------------------------------------
                                         Raghavan Rajaji
                                         Chief Financial Officer