Form 10-K
period 2000-02-29
MANUGISTICS GROUP INC
filed 2000-05-12
CIK 908440

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the fiscal year ended February 29, 2000 OR

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 4, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.06 billion. As of that date, the number of shares outstanding of the Registrant's common stock was approximately 28.4 million, based on information provided by the Registrant's transfer agent.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 29, 2000.

                                     PART I

Item 1. BUSINESS.

Overview:

     Manugistics Group, Inc. is a leading global provider of intelligent supply chain optimization solutions for enterprises and evolving eBusiness trading networks. Our solutions, which include client assessment, software products, consulting services for implementation and solution support, can be optimized to the supply chain requirements of companies. Our solutions provide our clients with the business intelligence to participate in various forms of trading relationships, from traditional linear supply chains to eBusiness trading networks. Our broad suite of solutions can help companies power profitable growth, increase revenues, lower overall costs and improve capital allocation through more effective operational decisions. Other operational benefits of implementing our solutions can include greater speed to market, strengthened customer service, improved relationships among trading partners and increased inventory turns within and across our clients' supply chains and eBusiness trading networks.

     Building on our supply chain solution expertise, we were an innovator in trading partner collaboration with our first Internet-ready products commercially available in late 1997. These initial products were focused on the prediction of demand and sourcing of supply between an enterprise and its trading partners ("one-to-many"). Our expanded solutions currently address new complexities and increased operational challenges as trading partner collaboration has evolved to include multiple enterprises and trading partners ("many-to-many"). These solutions are enabled by our WebWORKS-TM- architecture with advanced integration to disparate systems through our WebConnect-TM-product. We believe that supply chain requirements for one-to-many and many-to-many trading networks will drive increased demand for our solutions. Our technology initiatives will continue to focus on the changing needs of clients and evolving market dynamics in order to meet this demand.

     During fiscal 1999 and the first half of fiscal 2000, we experienced operational difficulties caused by, among other factors, problems with direct sales force execution, new and stronger competitive forces and other external factors. Our poor financial performance in fiscal 1999 led to our decision to restructure our business. By the end of fiscal 2000, we completed our operational turnaround, including the hiring of a new executive management team, delivery of enhanced supply chain and eBusiness solutions and an improved market image, which we believe has positioned us well for the future. Although we reported a loss for fiscal 2000, in the third and fourth quarter of the year we generated sequential quarterly license fee revenue growth through operational improvements, including improvements in sales force execution.

Industry Background:

     Increased global competition has forced organizations to improve customer service, reduce operating costs and improve capital utilization. Many companies are utilizing supply chain optimization to respond to this increased global competition. In order to build and retain a competitive advantage, these organizations are no longer operating alone but are collaborating with suppliers, clients and third parties to respond to these increased market demands. These companies understand that employing an effective supply chain optimization strategy can be a competitive differentiator. In addition, these companies are seeking solutions that can help them make intelligent business decisions within their enterprise and among the organizations in their trading networks. Their focus is on the requirements, demands and satisfaction of their customers as well as collaboration with key suppliers and trading partners to ensure customer demands are met.

     As the Internet has rapidly gained acceptance for commercial enterprises, increased competition and the need for alternative methods of distribution are fueling the growth of new business initiatives. These new eBusiness initiatives include business-to-business (B2B) and business-to-consumer (B2C) trading. These initiatives are forcing organizations to formulate eBusiness strategies with requirements for robust supply chain optimization solutions, integration of front and back office systems and infrastructure to support trading networks. Effective communication and collaboration among global and domestic trading partners are key elements of an eBusiness strategy requiring tight integration with customers, suppliers and third parties. Once implemented, these solutions can provide access to information, channel visibility and a consolidated view of customer requirements, enabling real-time decision-making.

     Companies are utilizing our solutions to share information within an enterprise and among trading partners in their supply chain to more effectively coordinate and make decisions to meet or exceed the rapidly changing requirements of customers. Our solutions address the business processes that enable responsive and intelligent decision-making and are uniquely focused on managing decisions, events and plans with the flexibility of adapting to different forms of a trading network. These processes cover the supply chain needs of both the enterprise and trading networks - from the processes of design, buy and make to the additional processes of move, store, market and sell. In addition, our solutions allow companies to leverage the Internet to collaborate, monitor, measure and improve these business processes over time.

Strategy:

     Our objective is to continue to be a leading global provider of intelligent supply chain solutions for enterprises and eBusiness trading networks, while returning to sustained profitability. Our strategy to achieve these objectives includes the following elements:

     EXPAND OUR SUPPLY CHAIN AND EBUSINESS OFFERINGS - We believe that the evolution of the Internet and increasing B2B and B2C commerce will place greater emphasis on companies' eBusiness strategies, driving demand for our supply chain optimization solutions and eBusiness solutions. We will continue to develop our solutions, service capabilities and sales and marketing focus to take advantage of this anticipated demand. We believe that we have significant experience and domain expertise in developing and providing supply chain optimization and eBusiness solutions. This experience and expertise has been enhanced through our relationships with customers, industry experts and third-party alliances. We intend to leverage our experience and domain expertise to extend the capabilities and scope of our solutions to solve a broader range of problems and improve processes within and among companies in trading networks.

     PROVIDE ADVANCED TECHNOLOGICAL LEADERSHIP - We intend to build on the significant technology initiatives we introduced in fiscal 2000. During fiscal 2000, we introduced two software releases to improve user experience, providing a state-of-the-art "look and feel" and navigation capabilities to enhance user productivity and visualization of the network. Our industry leading integration technology helps enable seamless interchange among our applications, the extended network and other core systems. Our applications incorporate advanced decision sciences known as "Web-based optimization engines," including constraint-based optimization, "meta-heuristics," genetic algorithms, mixed integer programming and linear programming, to help provide customers with the most advanced techniques to help enable decision support solutions for the new digital economy.

     During fiscal 2000, we also expanded our strategy for real-time integration by developing an alliance with OnDisplay, Inc. for our WebConnect products. These B2B integration products include B2B workflow and business process design with pre-built or configurable plug-ins that integrate to complementary business systems, such as enterprise resource planning ("ERP"), legacy transaction systems, warehouse management systems ("WMS"), manufacturing execution systems ("MES") and external data sources such as product catalogs and point-of-sale information, which help reduce the time, cost and risk associated with implementing, integrating and maintaining a best-of-breed solution.

     POWER INTELLIGENT TRADING NETWORKS - We intend to expand our role as a leading provider of eBusiness solutions that power one-to-many and many-to-many intelligent trading networks. Our solutions help enable intelligent decisions within trading networks by offering internet-based optimization, real-time integration, global visibility, exception alert capabilities and trading partner analytics. These solutions are enabled by our WebWORKS architecture with advanced, third-party integration to disparate systems through our WebConnect products. These solutions can be integrated with, and power, either vertical, industry or process-based trading networks. Our solutions help enable collaboration among trading partners to share product designs, procurement plans, demand forecasts, manufacturing schedules, distribution activities and transportation movements for the trading network.

     BUSINESS INVESTMENTS - We plan on making the necessary investments to expand our research and development, sales and marketing and strategic consulting capabilities. We believe that such investments are necessary to continue to expand our solution offerings, increase the number of sales personnel and increase the number of implementation consultants to assist clients in achieving their desired business results.

     EXPAND CURRENT AND EXPLORE NEW VERTICAL MARKETS - Currently, we are focused on vertical markets in sectors such as agriculture, consumer durables, electronics and high technology, pharmaceutical, motor vehicle parts, retail and services. With the expansion of our supply chain optimization solutions and our focus on growth initiatives, we are continuing to examine opportunities in our current vertical markets and are exploring opportunities to enter others.

     DEVELOP STRATEGIC ALLIANCES AND NEW BUSINESS RELATIONSHIPS - We intend to expand and/or enhance our current solutions and integration technologies through alliances, acquisition or investing in complementary businesses. In addition, we will continue to form relationships to complement our sales and marketing, consulting and implementation initiatives. These relationships include alliances with leading technology providers such as OnDisplay, Inc. and Extricity Software, Inc. We also intend to continue to enter relationships with world-class consulting firms such as Andersen Consulting, Inc. ("Andersen
Consulting"), IBM Consulting and Ernst & Young LLP ("E&Y"). In addition, we intend to supplement our sales and marketing efforts through our use of strategic alliances with companies such as Siebel Systems, Inc. We believe that, together with our technology and consulting providers, we will continue to provide clients with a broad range of supply chain expertise to assist businesses in implementing supply chain optimization and eBusiness solutions to solve their business problems.

Applications:

     Our newest generation of proven solutions help enable businesses to work in concert with their trading partners via the Internet, expanding their supply chains to eBusiness trading networks. Our solutions assist customers in anticipating trading requirements in both fixed and dynamic environments to anticipate and meet the needs of customers, thereby maximizing client satisfaction. Our solutions are designed to collaborate, optimize, measure and analyze across each of the key supply chain business process areas - design, buy, make, store, move, market and sell. Our solutions are also designed to facilitate strategic, tactical and operational decision-making. Strategic decisions typically consider a time-frame of six months to two years; tactical decisions typically consider a time-frame of six weeks to one year and operational decisions typically consider a time-frame of one to six weeks, while supply chain execution is typically focused in a time-frame of minutes to days.

     Manugistics NetWORKS-TM- ("NetWORKS") family of products provides a business-to-business, electronic commerce solutions that helps enable companies to use the Internet to collaboratively create joint business plans, monitor the execution of those plans and measure their success - serving the needs of all forms of trading networks. By sharing information within their enterprise and among their trading partners via the Internet, clients are often able to experience real-time response to dynamic market conditions, resulting in potential increased sales and market share growth, while attempting to minimize supply chain costs. NetWORKS allows the user to tailor business processes to meet the needs of each trading partner, including customers, retailers, distributors, carriers or suppliers. Detailed descriptions of the NetWORKS family of products follow:

     NetWORKS Strategy-TM- - NetWORKS Strategy helps enable companies and extended trading networks to more efficiently make and incorporate optimal design and policy decisions into operational and tactical planning processes. These decisions include components such as virtual network capacity, production, inventory, transportation and distribution. By modeling end-to-end trading partner relationships, this product helps determine and fine-tune the most profitable supply chain strategy, including choice of trading partners, optimal inventory levels, appropriate product mix, optimal production, storage and distribution locations, optimal lane volumes and appropriate seasonal pre-builds.

     NetWORKS Master Planning-TM- - NetWORKS Master Planning helps enable the optimal use of constrained resources to improve customer service and increase profit margins by reducing asset investment for tactical manufacturing and operations. Designed to provide key functionality for vertically integrated, complex distribution networks, this product assists in powering simultaneous optimization of materials, capacity, inventory, transportation and distribution constraints across multi-site manufacturing, distribution and supplier networks.

     NetWORKS Demand-TM- - NetWORKS Demand is designed to predict and forecast future customer demand with a high degree of accuracy, alerting a company to potential supply problems and finding patterns undetected by traditional forecasting solutions. By combining advanced forecasting techniques with real-time collaboration via the Internet, NetWORKS Demand helps enable eBusiness trading networks to interact and to create demand fulfillment strategies with direct input from the customer.

     NetWORKS Supply-TM- - NetWORKS Supply provides the tactical level functionality in supply planning to help facilitate effective management of production while simultaneously considering direct material flow between trading partners. NetWORKS Supply takes into consideration factors such as resource capacity, availability of raw materials, inflow and outflow (throughput) for facilities, transportation and availability of components and labor. This solution helps enable planning materials review for material-intensive industries, manufacturing and replenishment activities at all facilities throughout the supply chain. NetWORKS Supply helps provide trading networks the ability to meet demand and supply requirements and customer service goals given aggregate capacity and materials constraints.

     NetWORKS Fulfillment-TM- - NetWORKS Fulfillment is designed to orchestrate the time-phased storage and flow of supply to match demand, giving companies the end-to-end visibility to minimize inventory and reduce logistics costs while maximizing customer service. This series of components helps enable customer requirements to be met, despite unanticipated events, through user-controlled allocation strategies. Balancing the needs of inventory strategies, distribution requirements and lead-times, time phased replenishment plans are shared with trading partners such as distributors or customers on a real-time basis via the Internet.

     NetWORKS  Commit-TM-  - NetWORKS  Commit  helps drive  accurate,  reliable, real-time promises of and commitments for, delivery of products by simultaneously performing availability checks of inventory, production, materials, manufacturing scheduling, distribution and transportation and then immediately allocating appropriate resources. This real-time response to customer inquiries is important to conducting e-commerce by assessing if a delivery request can not be satisfied and automatically evaluating substitution and configuration alternatives based upon user-defined rules.

     NetWORKS Transport-TM- - NetWORKS Transport is designed to provide the ability to simultaneously optimize transportation plans and execute all transportation moves, inbound, outbound and intercompany, including freight payment, tracking and reporting. NetWORKS Transport is also designed to build feasible, cost effective consolidated loads that meet customer service and business operating requirements and minimize enterprise-wide transportation costs. With a competitive advantage in multi-point to multi-point transportation planning, this solution helps drive optimized transportation plans to be shared with carriers and manufacturers via the Internet.

     NetWORKS Scheduling-TM- - NetWORKS Scheduling helps enable single and multi-site planning, detailed scheduling and real-time communication with the plant floor to deliver simultaneous optimization of constraints and improved customer service. With easy-to-use scheduling board functionality, optimized schedules can be shared with contract manufacturers via the Internet.

     WebConnect - WebConnect is a foundation solution, enabling the integration of our supply chain optimization solutions both within the enterprise and "across fire-walls" with third-party applications, such as ERP, WMS and MES legacy systems and data sources, such as data warehouses. This market proven, packaged application for integration helps reduce the risk, time and cost of connecting dynamic, responsive trading networks providing pre-configured, adaptable and certified integrations to third-party applications that are real-time, business-process based. These capabilities are designed to power the connection of a client to any external application, enabling clients to assemble unique portfolios of applications based on their specific business needs. Integrations are visualized through a graphical user interface that can make integrations easier and faster to create and customize without the need to develop custom interface programming. This application utilizes an industry-leading enterprise application integration product as the engine enabling companies to use one tool to support their corporate-wide integration needs.

     STATGRAPHICS - STATGRAPHICS contains a comprehensive set of statistical tools to control, manage and improve the quality of production processes in manufacturing companies. STATGRAPHICS utilizes statistical quality control and a design of experiments to implement quality management in individual locations throughout an enterprise or plant.

Global Consulting Services:

     A key element of our business strategy is to provide clients with comprehensive solutions for their enterprise and trading network supply chain optimization problems by combining our products with professional services that help enable clients to derive the maximum benefit from our solutions. In order to achieve the benefits of our solutions for eBusiness trading networks, clients will typically make many changes to their processes and overall operations, including their planning functions, while implementing our products. To assist clients in making these changes, we offer a wide range of solution-related services, including supply chain development consulting to maximize competitive advantage, business operations consulting, change management consulting, end-user and system administrator education and training. These services help clients re-engineer their operations to take advantage of our products and effective supply chain optimization in eBusiness.

     These solution-related services are generally provided separately from our software products in our software license agreements and are provided on a time and materials basis. Our solution-related services group consisted of 199 employees as of February 29, 2000.

Client Support:

     Another element of our comprehensive solutions is providing on-going support to existing clients. Substantially all of our clients enter into annual solution support agreements entitling them to receive solution support, including access to a hotline and an electronic bulletin board and to receive product revisions and enhancements. Our client support function also collects information to assist in focusing future product development efforts and in identifying market demand. As of February 29, 2000, our client support group consisted of 52 employees.

Product Development:

     Our product development efforts are directed toward the development of new complementary products; the enhancement of the capabilities of existing products; expansion of eBusiness capabilities; enhancements for use in foreign countries and the development of products tailored to the specific requirements of particular industries and foreign language translations. To date, most of our products, including product documentation, have been developed by our internal staff and occasionally supplemented by product acquisitions and complementary business relationships.

     In developing new products or enhancements, we work closely with current and prospective clients, as well as with other industry leaders, to address client needs and requirements. We believe that these collaborative efforts will lead to improved software functionality and will result in superior products likely to have greater market demand. We maintain committees of users and developers for our products which, among other things, define and rank issues associated with products and discuss product enhancement priorities and directions.

     We conduct a Product Launch Program for new applications and major enhancements, which allows clients to review design specifications and prototypes and participate in product testing. We have also established channels for client feedback, which include periodic surveys and focus groups. In addition, our product development staff works closely with our marketing, sales, support and services groups to develop products that meet the needs of our current and prospective clients. As of February 29, 2000, our product development staff consisted of 232 employees.

     Since our inception, we have made substantial investments in product development. We believe that getting products to market quickly, without compromising quality, is critical to the success of these products. We continue to make the product development expenditures that we believe are necessary for us to rapidly deliver new product features and functions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing:

     Our sales operation for North and South America is headquartered at our offices in Rockville, Maryland and includes field sales personnel in the Atlanta, Philadelphia, Hartford, Charlotte, Chicago, Columbus, Dallas, Denver, Detroit, Los Altos, Los Angeles, Ottawa, San Francisco, Sao Paulo (Brazil) and Toronto metropolitan areas. Our direct sales organization focuses on licensing supply chain planning and eBusiness solutions to large, multi-national companies, as well as mid-sized companies with a variety of supply chain issues.

     We market our solutions in regions outside of North and South America, primarily through subsidiaries. Our British, German, French, Belgian and Dutch subsidiaries, located in Bracknell, England; Ratingen, Germany; Paris, France; Brussels, Belgium; and Utrecht, The Netherlands, respectively, provide direct sales, services and support of our supply chain optimization solutions for enterprises and evolving eBusiness trading networks, primarily to customers located in continental Europe and the United Kingdom. We established a subsidiary in Tokyo, Japan to license and support our solutions in Japan. We also have a subsidiary in Australia for sales and support to customers in the Pacific Rim, including Taiwan. We adapt our solutions for use in international markets by addressing different languages, different standards of weights and measures and other operational considerations. We also license our STATGRAPHICS product in the U.S. and in other countries through independent distributors, national resellers and local dealers. In fiscal 2000, approximately 36% of our total licensing and services revenues were attributable to sales outside the Americas. See "Note 13 of Notes to Consolidated Financial Statements."

     We also use indirect sales channels to market our products, complementary software vendors, third-party alliances and distributorships. See "Alliances." Using these channels, we seek to increase the market penetration of our solutions via joint marketing and sales activities. These relationships enhance our sales resources into target markets and expand our expertise to bring optimum supply chain solutions to prospects and clients.

     We support our sales activities by conducting a variety of marketing programs, including an annual industry supply chain and eBusiness event, client "steering committees," and appearances at industry conferences such as those organized by the American Production and Inventory Control Specialists ("APICS") organization, Supply Chain World, Retail Systems and Auto-Tech. We also participate in solution demonstration seminars and client conferences hosted by complementary software vendors. In addition, we conduct lead-generation programs including advertising, direct mail, public relations, seminars, telemarketing and ongoing client communication programs.

     As of February 29, 2000, we had 120 employees engaged in sales activities, 33 employees engaged in marketing activities and 105 employees engaged in business development consulting activities.

Alliances:

     We have established business alliances with leading software companies, consulting firms, affiliate resellers and other complementary vendors. We have entered into joint marketing agreements with Siebel Systems, Inc., as well as a number of other prominent software companies, which generally provide that the respective companies conduct joint marketing activities. In support of these joint efforts, our WebConnect framework will continue to be enhanced to integrate our solutions with the software applications of the companies mentioned above and other ERP, WMS, MES, customer relationship management, configuration and other related application vendors.

     We continue to develop relationships with leading consulting firms in order to complement our own marketing efforts. We also have formal relationships with many national and major regional consulting firms including Andersen Consulting, E & Y, IBM Consulting and others. In addition to formal programs, we cooperate with other professional services firms informally on a client-by-client basis.

Clients:

         Our supply chain products have been licensed by organizations in process manufacturing industries, such as the consumer packaged goods, food and beverage, chemicals, paper and pharmaceuticals industries and by clients in discrete and high-volume repetitive industries, including the apparel, consumer durables, electronics and high technology and motor vehicles and parts industries. We have licensed various combinations of our software products to clients worldwide. During fiscal 2000, all of these clients have either licensed software products from us or our distributors, purchased solution support, consulting or other services or both. See "Sales and Marketing."


Consumer Packaged Goods                                 Chemicals, Petrochemicals and Process
Chelsea Building Products                               BASF Corporation
Eveready Battery Co., Inc.                              Dow Chemical Company, Limited
The Great Atlantic & Pacific Tea Company, Inc.          E.I. du Pont de Nemours and Company
The Procter & Gamble Company                            ExxonMobil Corporation
Revlon Consumer Products Corporation                    Shell Italia S.p.A.
Unilever Company                                        The Rohm & Haas Company

Food & Beverage                                         Consumer Electronics/High Technology
AmeriServe Food Distribution, Inc.                      Analog Devices, Inc.
Coca-Cola Bottling Co. Consolidated                     Compaq Computer Corporation
Frito-Lay, Inc.                                         Ericsson Telecom AB
Nabisco, Inc.                                           Hewlett-Packard Company
Ocean Spray Cranberries, Inc.                           IBM Corporation
Perdue Farms Inc.                                       Lexmark International, Inc.
Starbucks Corporation                                   Philips Consumer Electronics Company
Sugar Foods Corporation                                 Trimble Navigation Limited

Retail Drug/Mass Merchandise/Specialty Retail           Motor Vehicles and Parts
CVS, Inc.                                               BMW AG
Rite Aid Corporation                                    Deere & Co.
Dayton Hudson Corporation                               Tenneco Automotive-Monroe Auto Equipment
Kmart Corporation                                       Harley-Davidson, Inc.
OfficeMax, Inc.                                         Masco Corporation
Staples, Inc.                                           Mitsubishi Motor Sales of America
Toys 'R' Us, Inc.                                       PPG Industries, Inc.
Wal-Mart Stores, Inc.
                                                        Paper
Apparel                                                 Fort James Corporation
Kayser-Roth Corporation                                 Mead Corporation
Levi Strauss & Co.                                      Rayonier
Oxford Industries, Inc.                                 Sweetheart Cup Company, Inc.
Ross Stores, Inc.
The Limited, Inc.                                       Grocery
                                                        Food Lion, Inc.
                                                        The Kroger Co.
                                                        Richfood, Inc.
                                                        Safeway Stores, Inc.
                                                        Winn-Dixie Stores, Inc.


     We generally provide our software products to clients under non-exclusive, non-transferable license agreements. To protect our intellectual property rights we do not sell or transfer title of our products to our clients. Under our current standard license agreement, licensed software may be used solely for the client's internal operations. We are expanding the use of our products and services to provide solutions to emerging e-commerce markets including engaging in joint development efforts and providing non-exclusive software licenses to enable trading exchanges.

Competition:

     The market for supply chain planning software is highly competitive. Other application software vendors, including companies targeting mainframe or mid-range clients and certain professional services organizations, including such vendors as i2 Technologies, Inc. and Logility, Inc. offer products that are directly competitive with some of the software applications marketed by us. In addition, certain ERP vendors, most of which are substantially larger than we are, have acquired or developed supply chain planning software companies, products or functionality or have announced intentions to develop and sell supply chain planning solutions, including such vendors as Baan Company N.V., PeopleSoft, Inc., Oracle Corporation and SAP AG.

     The principal competitive factors in the supply chain planning software market served by us include product functionality and quality, domain expertise, product suite integration, ease of use, customer service and satisfaction, the ability to provide customer references, product support, product-related services, compliance with industry standards and requirements, the ability of the solution to generate business benefits, vendor reputation and, in international markets, availability in foreign languages. We believe that our principal competitive advantages are our comprehensive, integrated solutions, our significant list of referenceable clients, our substantial investment in product development, the strength of our solutions to generate business benefits, the speed at which our solutions generate returns or are implemented, our strong client support services and our extensive knowledge of supply chain optimization and eBusiness requirements.

License Agreements and Pricing:

     License fees consist principally of fees generated from licenses of our software products. In consideration of the payment of license fees, we generally grant nonexclusive, nontransferable, perpetual licenses which are primarily business unit and user specific. License fee arrangements vary depending upon the type of software product being licensed and the computer environment. License fees are based primarily on which products are licensed and on the number of users and locations. Licensing dollar amounts for supply chain optimization solutions may be several million dollars for a large scope of supply chain initiatives.

     Clients may obtain solution support for an annual fee, depending on the level of support and the size of the license fee. The solution support fee is generally billed annually and is subject to changes in solution support list prices. We also provide pre-installation assistance, systems administration, training and other product-related services, generally on a time and materials basis. This allows our customer to determine the level of support or services appropriate for its needs.

Proprietary Rights and Licenses:

     We regard our software as proprietary and rely on a combination of trade secret, copyright and trademark laws; license agreements; confidentiality agreements with our employees; and nondisclosure and other contractual requirements imposed on our clients, consulting partners and others to protect proprietary rights in our products. We distribute our supply chain planning software under software license agreements, which typically grant clients nonexclusive, nontransferable licenses to our products and have perpetual terms unless terminated for breach. Under these types of license agreements, we retain all rights to market our products.

     Use of the licensed software is usually restricted to the customer's internal operations and for designated users. In sales to virtual service providers, the licensed software is restricted to the customer's internal operations of designated users and for the processing of defined customer's client data. Use is subject to terms and conditions prohibiting unauthorized reproduction or transfer of the software. We also seek to protect the source code of our software as a trade secret and as an unpublished, copyrighted work.

Employees:

     As of February 29, 2000, we had 866 full-time regular employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are generally good.

Item 2. PROPERTIES.

     Our principal sales, marketing, product development, support and administrative facilities are located in Rockville, Maryland, where we lease approximately 122,000 square feet of office space under a lease agreement which expires on April 30, 2002. We lease approximately 52,000 square feet of additional office space under a lease agreement that expires on July 31, 2002. This space is located in a building a few miles from our headquarter facilities. In addition, we lease office space for our 32 sales, service and product development offices located in North America, South America, Europe and Asia/Pacific.

Item 3. LEGAL PROCEEDINGS.

     We have reported that, on March 7, 1997, we, as part of the acquisition of certain assets of Information Resources, Inc. ("IRI"), entered into several agreements with IRI, including a Data Marketing and Guaranteed Revenue Agreement ("Agreement") and an Asset Purchase Agreement ("Purchase Agreement"). The Agreement set forth the obligations of the parties with regard to revenues to be paid to IRI from the sale by us of specified products provided by IRI. Under the terms of the Agreement, we guaranteed revenue to IRI in a total amount of $16.5 million over a period of years following execution of the Agreement by way of three separate revenue streams.

     We made an initial payment of approximately $500,000 to IRI. In addition, as part of our commitment, we agreed to guarantee revenues to IRI in a total amount of $12 million over an initial three-year period from execution of the agreement ("First Revenue Stream"). We asserted that our ability to market the IRI products had been impaired, which, under the terms of the Agreement, obligates the parties to restructure the payments and/or modify the obligations with regard to the First Revenue Stream. IRI responded, disagreeing that an impairment existed and in the alternative, that any impairment was corrected.

     The parties discussed their disagreement over the impairment issue until IRI filed a complaint in the Circuit Court of Cook County, Illinois on January 15, 1999. The complaint alleged breach of the Agreement and initially sought damages of approximately $12,000,000 for our failure to make guaranteed payments. The complaint also alleged a breach of a separate Non-Competition and Non-Solicitation Agreement executed at the same time as the Agreement and sought damages in an amount in excess of $100,000. We filed a Motion to Stay Proceedings and Compel Arbitration, which was granted as to the claim under the Agreement and denied as to the claim under the Non-Competition and Non-Solicitation Agreement. Arbitration proceedings have commenced under the auspice of the American Arbitration Association.

     In the arbitration, IRI seeks a total of $15,930,563 in damages. The amount now sought by IRI includes amounts which it claims are due under a second revenue stream under the Agreement, triggered by the resolution of IRI's lawsuit with Think Systems Corporation. The second revenue stream represents a total guaranteed revenue of $1.75 million for the first and second year following the Think Systems settlement and $2.25 million for the third year following the settlement. We contend that the conditions to these amounts becoming due under the second revenue stream have not been satisfied and that no amounts are due to IRI, because, among other reasons, of a failure of consideration in the overall transaction. Both the Cook County action and the arbitration proceeding are in the early stages; coordinated discovery in both proceedings has commenced and is scheduled to be completed in October 2000.

     As disclosed in our Periodic Report on Form 10-Q for the three months ended November 30, 1999, we reached an agreement for the settlement of the class action federal securities litigation in which we, our Chairman of the Board of Directors (the"Board") and our former Chief Financial Officer were defendants (the "Defendants"). A number of lawsuits had been filed in various Federal District Courts alleging certain disclosure violations under the federal securities laws against the Defendants, arising from alleged omissions and misrepresentations by us and the two individuals regarding our business, operations and financial condition. Each complaint sought class action status on behalf of purchasers of our common stock during certain specified periods (variously from February 13, 1998 through June 9, 1998) and sought unspecified monetary damages. These actions were consolidated as a class action in the District of Maryland and a consolidated complaint was filed by all plaintiffs.

     As reported by us in our Current Report on Form 8-K dated August 17, 1999, the United States District Court for the District of Maryland issued an order dismissing the consolidated class action complaint against the Defendants. The court dismissed the complaint for failure to state a claim on which relief can be granted. The plaintiffs then filed an appeal of the ruling. During the pendency of the appeal, the parties reached a settlement in principle to resolve the matter. This settlement is reflected in a Memorandum of Understanding and is contingent upon approval by the District Court. The parties subsequently filed with the District Court a joint motion for relief from the dismissal of the consolidated amended complaint based on the parties' settlement agreement.

     On March 16, 2000, the District Court issued an order indicating to the Fourth Circuit Court of Appeals that it was inclined to grant the parties' joint motion. The District Court further indicated that it had no objection to the Fourth Circuit remanding the matter so that the District Court may formally consider the joint motion and the proposed settlement agreement. The amounts to be paid by Defendants pursuant to the settlement are being funded by our insurer and thus settlement, if finally consummated, on terms substantially the same as those set forth in the Memorandum of Understanding, would not have a material adverse effect on us.

     As reported by us in our Current Report on Form 8-K dated February 25, 2000, we entered into a settlement agreement and general release (the "Settlement") with Level 8 Systems, Inc., a New York corporation ("Level 8") which provided for the dismissal of both the lawsuit filed by Template Software, Inc. ("Template"), against Manugistics, Inc., our principal subsidiary ("Manugistics") and the counterclaims made by Manugistics, Inc. against Template in the action. Template was formerly a Virginia corporation which was merged in December 1999 into a wholly owned subsidiary of Level 8 (the successor in interest to Template). Pursuant to its terms, the Settlement does not constitute an admission of wrongdoing by either party to the dispute.

     Template had filed suit against Manugistics in the United States District Court for the Eastern District of Virginia, Alexandria Division, alleging that Manugistics provided software that did not satisfy the requirements of a software license agreement Template entered into with Manugistics in November 1998 (the "Agreement"). Template sought damages of at least $1.25 million, which represented the amount of software license fees paid by Template under the Agreement. Manugistics responded to the complaint and filed counterclaims against Template, including a counterclaim for recovery of approximately $600,000 for unpaid consulting services provided by Manugistics. The Settlement provides for a cash payment that was made by us to Template in an amount that was covered by our insurance carrier.

     We are involved from time to time in disputes (including those described below) and other litigation in the ordinary course of business. We do not believe that the outcome of any pending disputes or litigation will have a material adverse effect on our business, operating results, financial condition and cash flows. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to us. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, operating results, financial condition and cash flows.

     One of our clients submitted to us by letter a claim for damages based on alleged breaches of a software license agreement entered into with one of our foreign subsidiaries in fiscal 1997. The client claims damages in the amount of approximately $6.5 million, a significant portion of which consists of consequential damages. We are in the process of responding to the letter and we believe that we have meritorious defenses to these claims and could assert significant counterclaims against the client.

     We have also received a letter from a foreign company asserting, on the basis of information in our press releases, that certain of our supply chain planning solutions which we sell infringe on that company's patents. We believe that our systems and solutions do not infringe on the foreign company's patents and intend to respond appropriately.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The name, age and position held by each of the executive officers of Manugistics Group, Inc. and Manugistics, Inc., its principal operating subsidiary, are as follows:



Name                                      Age           Position
-----                                     ---           --------

William M. Gibson..................       55            Chairman of the Board of Directors

Gregory J. Owens...................       40            Chief Executive Officer and President

Terrence A. Austin.................       37            Executive Vice President, Electronics and High Technology

Richard F. Bergmann................       44            Executive Vice President, Global Sales and Services

Raghavan Rajaji....................       53            Executive Vice President and Chief Financial Officer

Jeffrey L. Holmes..................       50            Senior Vice President, Strategic Solutions and Alliances

James J. Jeter.....................       41            Senior Vice President, Global Marketing

Timothy T. Smith...................       36            Senior Vice President, General Counsel and Secretary

Daniel S. Stoks....................       38            Senior Vice President, Americas Sales

     Mr. Gibson has served as Chairman of the Board of Manugistics Group, Inc. since its formation in 1986. From 1986 until April 1999, Mr. Gibson also served as Chief Executive Officer and President of Manugistics Group, Inc. From 1983 until 1986, Mr. Gibson served as Chief Executive Officer, President and Chairman of the Board of STSC, Inc. (now Manugistics, Inc.). He joined STSC, Inc. as Executive Vice President and Chief Operating Officer in 1982.

     Mr. Owens became Chief Executive Officer and President of Manugistics Group, Inc. in April 1999. From 1993 to 1999, Mr. Owens served as the Global Managing Partner for the Andersen Consulting Supply Chain Practice, one of the world's largest supply chain consulting practices with over $1.4 billion in revenue in 1998. Mr. Owens joined Andersen Consulting in 1990.

     Mr. Austin has served as Executive Vice President, Electronics and High Technology since June 1999. From August 1997 to June 1999, he was head of
Andersen Consulting's Electronics and High Technology Sector of its Global Supply Chain Practice. He joined Andersen Consulting in October 1989.

     Mr. Bergmann has served as the Executive Vice President, Global Sales and Services since June 1999. From September 1990 to June 1999, he was a partner in the Andersen Consulting Supply Chain Strategy Group. Prior to joining Andersen Consulting, Mr. Bergmann was Director of Corporate Logistics for Pepsico Frito Lay.

     Mr. Rajaji has served as Executive Vice President and Chief Financial Officer since December 1999. From September 1995 to December 1999, he served as Senior Vice President, Chief Financial Officer and Treasurer at BancTec, Inc.

     Mr. Holmes has served as Senior Vice President, Strategic Solutions and Alliances since September 1999. From April to September 1999, he served as Senior Vice President, North American Sales Operations. From October 1998 to April 1999, he served as Vice President, Industry Solutions. From January 1997 to October 1998, he served as Vice President, Consumer Products Industry. He joined us in October 1996 as Director of Marketing, Consumer Products. From 1995 to 1996, Mr. Holmes served as Logistics and Commercial Director for Mars Incorporated. From 1993 to 1995, Mr. Holmes served as Logistics Director for Mars, L.L.C. in Russia.

     Mr. Jeter has served as Senior Vice President, Global Marketing since August 1999. From April 1997 to August 1999, he held various executive positions at Iomega Corporation, ultimately rising to the level of Vice President and Managing Director of Iomega's European business. From October 1991 to April 1997 he served as Director of Product Marketing in Duracell's new products and technology division.

     Mr. Smith has served as Senior Vice President, General Counsel and Secretary since January 2000. He served as Vice President and General Counsel for automobile importer Land Rover North America, Inc. from June 1998 to December 1999. He was Associate Corporate Counsel for retail holding company Dart Group Corporation from May 1995 to May 1998 and was an associate with the Baltimore-based law firm of Niles, Barton & Wilmer from September 1988 to May 1995.

     Mr. Stoks has served as Senior Vice President, Americas Sales since January 2000. From June 1999 to January 2000, he served as Senior Vice President of Sales for YouDecide.com. From July 1992 to June 1999, he held various sales management positions at Oracle Corporation.

     There are no family relationships among any of the executive officers or directors of Manugistics Group, Inc. Executive officers of Manugistics Group, Inc. are elected by the Board of Directors on an annual basis and serve at the discretion of the Board.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock, $.002 par value per share, trades on The Nasdaq Stock Market under the symbol "MANU". The following table sets forth the high and low closing prices in dollars per share for the respective quarterly periods over the last two fiscal years, as reported in published financial sources. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.



Fiscal 2000                                            High                      Low
-----------                                            ----                      ----


First Quarter                                         10 3/4                    6 1/16
(ended May 31, 1999)
Second Quarter                                        15 3/4                    8 7/8
(ended August 31, 1999)
Third Quarter                                        16 15/16                   9 1/2
(ended November 30, 1999)
Fourth Quarter                                       56 13/16                  18 7/16
(ended February 29, 2000)


Fiscal 1999                                            High                      Low
-----------                                            ----                      ----
First Quarter                                         66 3/8                    25 1/4
(ended May 31, 1998)
Second Quarter                                        31 1/2                      14
(ended August 31, 1998)
Third Quarter                                         16 1/2                    6 1/8
(ended November 30, 1998)
Fourth Quarter                                        17 3/8                    7 1/2
(ended February 28, 1999)

     As of April 14, 2000, there were approximately 320 stockholders of record and approximately 11,000 beneficial owners of our common stock, according to information provided by our transfer agent.

     We have never declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. It is our present intention to retain any future earnings to provide funds for the operation and expansion of our business. In addition, we have an unsecured revolving credit facility with a commercial bank that will expire on September 30, 2000. We intend to renew this credit facility upon expiration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements. During the term of the facility, we are subject to a covenant not to declare or pay cash dividends to holders of our common stock. Future payment of cash dividends, if any, will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to the covenants contained in any outstanding credit facility.

Recent Sale of Unregistered Securities:

None.

Item 6. SELECTED FINANCIAL DATA.

     Selected consolidated financial data with respect to us for each of the five fiscal years in the period ended February 29, 2000 is set forth below. This data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto for the corresponding periods, which are contained in
Part IV of this Annual Report on Form 10-K.


                                                                     Fiscal Year Ended February 29 or 28

                                                     2000          1999             1998           1997           1996
                                                     ----          ----             ----           ----           ----
                                                                    (in thousands, except per share data)
Statement of Operations Data:
   Revenues:

     License fees                                   $ 60,421     $ 73,802         $ 107,547       $ 54,342      $ 33,111
     Consulting, solution support and other
       services                                       92,012      103,762            72,716         45,865        33,865
                                                    --------      -------         ---------       --------      --------
       Total revenues                                152,433      177,564           180,263        100,207        66,976
                                                    --------      -------         ---------       --------      --------
   Operating expenses:
     Cost of license fees                             13,685       13,415            11,102          5,011         3,070
     Cost of consulting, solution support
       and other services                             44,346       50,585            33,213         19,618        15,181
     Sales and marketing                              61,439      103,006            66,228         34,961        22,933
     Product development                              29,150       49,389            32,794         18,889        12,133
     General and administrative                       15,837       19,828            14,639          9,344         6,664
     Acquisition-related expenses (1)                     --        3,095                --             --            --
     Restructuring costs (1)                          (1,506)      33,775                --             --            --
     Purchased research and development (2)               --           --            47,340          3,697            --
                                                    --------      -------         ---------       --------      --------
       Total operating expenses                      162,951      273,093           205,316         91,520        59,981

   (Loss) income from operations                     (10,518)     (95,529)          (25,053)         8,687         6,995
   Other income - net                                  1,389        2,362             2,863          1,047         1,144
                                                     --------     -------           --------      --------      --------

   (Loss) income before income taxes                  (9,129)     (93,167)          (22,190)         9,734         8,139
   Provision (benefit) for income taxes                 (184)       2,945            (9,025)         5,077         3,064
                                                     --------     -------           --------      --------      --------

   Net (loss) income                                 $(8,945)    $(96,112)        $ (13,165)       $ 4,657       $ 5,075
                                                     ========     =======           ========      ========       =======

   Basic (loss) income per share                     $ (0.33)     $ (3.64)        $   (0.56)       $  0.22       $  0.24
                                                     ========     =======           ========      ========       =======

   Shares used in basic share computation             27,486       26,402            23,484         21,657        20,909
                                                     ========     =======           ========      ========       =======

   Diluted (loss) income per share                  $  (0.33)     $ (3.64)          $ (0.56)      $   0.20       $  0.23
                                                     ========     =======           ========      ========       =======

   Shares used in diluted share computation           27,486       26,402            23,484         23,159        21,935
                                                     ========     =======           ========      ========       =======

(1) During fiscal 1999, we incurred charges to operations totaling $33.8 million for certain restructuring costs related to management's plan to reduce costs and improve operating efficiencies. Also during fiscal 1999, we incurred a non-recurring charge to operations totaling $3.1 million for certain acquisition-related expenses in connection with the business combination involving TYECIN Systems, Inc. The impact of these charges on basic and diluted loss per share was $1.59 per share for fiscal 1999. Excluding the effect of these charges, basic and diluted loss per share would have been $2.05.

(2) During fiscal 1998 and 1997, we incurred non-recurring, non-cash charges to operations totaling $47.3 million (or $28.6 million, net of $18.7 million tax benefit) and $3.7 million, respectively, in connection with the write-off of purchased research and development which had not yet reached technological feasibility and had no alternative future use. The impact of these charges on basic and diluted (loss) income per share was ($1.22) and ($1.15), respectively, in fiscal 1998 and ($.17) and ($.16) respectively, in fiscal 1997. Excluding the effect of these non-recurring, non-cash charges, basic and diluted income per share would have been $.66 and $.59, respectively, in fiscal 1998 and $.39 and $.36, respectively, in fiscal 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview:

     Manugistics Group, Inc. is a leading global provider of intelligent supply chain optimization solutions for enterprises and evolving eBusiness trading networks. Our solutions, which include client assessment, software products, consulting services for implementation and solution support, can be optimized to the supply chain requirements of companies. Our solutions provide our clients with the business intelligence to participate in various forms of trading relationships, from traditional linear supply chains to eBusiness trading networks. Our broad suite of solutions can help companies power profitable growth, increase revenues, lower overall costs and improve capital allocation through more effective operational decisions. Other operational benefits of implementing our solutions can include greater speed to market, strengthened customer service, improved relationships among trading partners and increased inventory turns within and across our clients' supply chains and eBusiness trading networks.

     Building on our supply chain solution expertise, we were an innovator in trading partner collaboration with our first Internet-ready products commercially available in late 1997. These initial products were focused on the prediction of demand and sourcing of supply between an enterprise and its trading partners ("one-to-many"). Our expanded solutions currently address new complexities and increased operational challenges as trading partner collaboration has evolved to include multiple enterprises and trading partners ("many-to-many"). These solutions are enabled by our WebWORKS architecture with advanced integration to disparate systems through our WebConnect product. We believe that supply chain requirements for one-to-many and many-to-many trading networks will drive increased demand for our solutions. Our technology initiatives will continue to focus on the changing needs of clients and evolving market dynamics in order to meet this demand.

     During fiscal 1999 and the first half of fiscal 2000, we experienced operational difficulties caused by, among other factors, problems with direct sales force execution, new and stronger competitive forces and other external factors. Our poor financial performance in fiscal 1999 led to our decision to restructure our business. By the end of fiscal 2000, we completed our operational turnaround, including the hiring of a new executive management team, delivery of enhanced supply chain and eBusiness solutions and an improved market image, which we believe has positioned us well for the future. Although we reported a loss for fiscal 2000, in the third and fourth quarter of the year we generated sequential quarterly license fee revenue growth through operational improvements, including improvements in sales force execution.

Results of Operations:

Revenues:

     Our revenues consist of software license fees, consulting revenues and solution support revenues. Software license revenues are recognized upon execution of a software license agreement, provided that the software product has been shipped, there are no uncertainties surrounding product acceptance, the license fees are fixed and determinable, collection is considered probable and no significant production, modification or customization of the software is required, in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue
Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions," for fiscal periods subsequent to December 31, 1997. Fees are allocated to the various elements of software license agreements based on our historical fair value experience. Consulting revenues are recognized as the services are performed. Solution support revenues are recognized ratably over the support period defined in the software license agreement. For the fiscal year ended February 28, 1998, software license revenues were recognized upon the execution of a software license agreement and shipment of the software provided that the license fee was fixed, collection was considered probable and no significant vendor obligations remained outstanding, in accordance with the AICPA's SOP 91-1, "Software Revenue Recognition." The following table sets forth software, consulting, solution support and other services revenues for the three fiscal years ended February 29, 2000, and February 28, 1999 and 1998 (dollar amounts in thousands):



                                                            Fiscal Year Ended February 29 or 28
                                           2000          Change            1999           Change           1998
                                        ------------    ----------     -------------     ----------    --------------
License fees                               $ 60,421        (18.1%)        $  73,802          (31.4%)        $ 107,547
 Percentage of total revenues                  39.6%                           41.6%                             59.7%
Consulting, solution support
 and other services                          92,012        (11.3%)          103,762           42.7%            72,716
 Percentage of total revenues                  60.4%                           58.4%                             40.3%
Total revenue                               152,433        (14.2%)          177,564           (1.5%)          180,263
 Percentage of total revenues                   100%                            100%                              100%


     License fees. Our license fees consist primarily of software license revenues from direct sales. We also earn license fees through indirect channels, primarily through complementary software vendors, consulting firms, distributors and systems integrators.

     License fees decreased for the year ended February 29, 2000 compared to the year ended February 28, 1999 primarily because we fielded a smaller direct sales organization during fiscal 2000 which resulted in a decrease in the number of licenses sold to customers and a decrease in the average deal size in the first half of fiscal 2000 when compared to fiscal 1999. License fees decreased for the year ended February 28, 1999 compared to the prior fiscal year primarily due to sales execution issues and other external factors described below.

     Our direct sales force execution suffered from (1) delays in new sales employees becoming productive; (2) the major sales territory re-alignment that resulted from the rapid sales force expansion and changing to a vertical market organization of the sales force; and (3) certain difficulties involving the integration of the products and operations of ProMIRA Software, Inc. ("ProMIRA") and TYECIN Systems, Inc. ("TYECIN"). See "Factors that May Affect Future Results."

     External factors compounded our sales execution problems and affected our ability to generate license fee revenues, including new and stronger competitive forces, issues impacting clients and prospects such as the Year 2000 problem and concerns with global economic conditions. These factors lengthened or deferred sales cycles as clients diverted budgets and other resources to accommodate testing and preparation for the Year 2000 problem and postponed licensing decisions. In addition, our operating results during fiscal 1999 raised concerns with clients and prospects about our financial viability, which tended to lengthen sales cycles. We believe that these concerns adversely affected our ability to generate license fee revenues.

     Although there has been variation in license fees as a percentage of total revenues over the past several quarters, we anticipate that license fees are likely to represent approximately 50% of total revenues for fiscal 2001. See "Forward Looking Statements" and "Factors That May Affect Future Results."

     Consulting, solution support and other services. Consulting, solution support and other services ("Services") revenues decreased for the year ended February 29, 2000 compared to the year ended February 28, 1999 primarily due to a decrease in implementation services provided, resulting from a lower number of software licenses closed during the year. Services revenue increased for the year ended February 28, 1999 compared to the prior year primarily due to the continuation of customer implementations from license revenues in the fourth quarter of fiscal 1998 and the first three quarters of fiscal 1999, in addition to an increase in the number of clients being actively supported under solution support agreements.

     Solution support revenues increased following the increase in the number of clients that have licensed our software products and entered into annual solution support contracts. Solution support revenues tend to track software license fee transactions in prior periods. In the past three fiscal years, approximately 95% of customers with solution support contracts have renewed these contracts.

Operating Expenses:

     General. In the second half of fiscal 1999, we executed company-wide restructuring activities that included overall cost containment initiatives as we pursued our business strategies of returning to profitability, expanding product innovation to enable companies to take advantage of e-commerce and include interface and integration technology and expanding our indirect distribution channels through alliances with complementary software vendors and consulting and implementation organizations.

     Due to our cost containment actions, such as headcount and occupancy reductions, total operating expenses decreased for the fiscal year ended February 29, 2000 compared to fiscal years ended February 28, 1999 and February 28, 1998.

     The following table sets forth operating expenses for the three fiscal years ended February 29, 2000 and February 28, 1999 and 1998 (dollar amounts in thousands):


                                                            Fiscal Year Ended February 29 or 28

Operating expenses                         2000          Change            1999           Change           1998
                                        ------------    ----------     -------------     ----------    --------------
Cost of license fees                       $ 13,685        2.0%           $  13,415          20.8%         $  11,102
 Percentage of total revenues                   9.0%                            7.6%                             6.2%
Cost of consulting, solution support
 and other services                          44,346      (12.3%)             50,585          52.3%            33,213
 Percentage of total revenues                  29.1%                           28.5%                            18.4%
Sales and marketing                          61,439      (40.4%)            103,006          55.5%            66,228
 Percentage of total revenues                  40.3%                           58.0%                            36.7%
Product development                          29,150      (41.0%)             49,389          50.6%            32,794
 Percentage of total revenues                  19.1%                           27.8%                            18.2%
General and administrative                   15,837      (20.1%)             19,828          35.4%            14,639
 Percentage of total revenues                  10.4%                           11.2%                             8.1%
Restructuring costs                          (1,506)    (104.5%)             33,775           100%                --
 Percentage of total revenues                  (1.0%)                          19.0%                              N/M
Acquisition-related expenses                     --       (100%)              3,095           100%                --
 Percentage of total revenues                   N/M                             1.7%                              N/M
Purchased research and development               --          0%                  --          (100%)           47,340
 Percentage of total revenues                   N/M                             N/M                             26.3%
                                        ------------                   -------------                   --------------

Total operating expenses                  $ 162,951      (40.3%)          $ 273,093          33.0%         $ 205,316
 Percentage of total revenues                 106.9%                          153.8%                           113.9%

     Cost of license fees. Cost of license fees consist of amortization of capitalized software development costs, cost of goods and other expenses, which include royalty fees associated with third-party software included with our licensed software and amortization of goodwill associated with certain acquisitions. Capitalized software development costs and acquired research and development costs are amortized at the greater of the amount computed using either (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release or (b) the ratio that current gross revenues from the product bears to the total current and anticipated future gross revenues. Generally, an economic life of two years is assigned to capitalized software development costs. Goodwill is amortized over five years.

     The following table sets forth amortization of capitalized software, cost of goods and other expenses and cost of license fees for the three fiscal years ended February 29, 2000 and February 28, 1999 and 1998 (dollar amounts in thousands):


                                                            Fiscal Year Ended February 29 or 28
                                           2000          Change            1999           Change           1998
                                        ------------    ----------     -------------     ----------    --------------
Amortization of capitalized software        $ 9,006       3.5%             $  8,704          15.1%          $  7,560
 Percentage of license fees                    14.9%                           11.8%                             7.0%
Cost of goods and other expenses              4,679      (0.7%)               4,711          33.0%             3,542
 Percentage of license fees                     7.7%                            6.4%                             3.3%
                                        ------------                   -------------                   --------------
Cost of license fees                         13,685       2.0%               13,415          20.8%            11,102
 Percentage of license fees                   22.6%                           18.2%                            10.3%


     Cost of license fees increased for the fiscal year ended February 29, 2000 compared to fiscal years ending February 28, 1999 and 1998 primarily due to an increase in the amortization of previously capitalized software costs for products that became available for general release during the fiscal year ended February 29, 2000. In addition, cost of license fees increased as a percentage of total license fees due to a decrease in license fee revenues generated for the fiscal year ended February 29, 2000 compared to fiscal years ending February 28, 1999 and 1998.

     Cost of consulting, solution support and other services. Cost of consulting, solution support and other services consist primarily of personnel costs. Cost of consulting, solution support and other services decreased for the fiscal year ending February 29, 2000, compared to the fiscal year ending February 28, 1999 primarily due to the reduction of expenses in connection with the company-wide restructuring activities, which included reducing headcount, in the second half of fiscal 1999. Cost of services increased for the fiscal year ended February 28, 1999 compared to fiscal year ended February 28, 1998 primarily due to hiring additional consultants during the first part of fiscal 1999 and increasing product support and training personnel in both domestic and foreign locations.

     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions, promotional events and advertising. Sales and marketing expenses decreased for the fiscal year ended February 29, 2000 compared to fiscal years ending February 28, 1999 and 1998 primarily due to the reduction of sales and marketing headcount implemented under the company-wide restructuring activities during the second half of fiscal 1999. Sales and marketing expenses increased for the fiscal year ended February 28, 1999 compared to fiscal year ended February 28, 1998 primarily because we added new personnel in both our domestic and foreign locations throughout the first half of fiscal 1999. In fiscal 1999, we also incurred promotional costs to establish new offices and enhance our presence in foreign locations.

     Product development. We record product development costs net of capitalized software development costs for products that have reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software development costs are amortized at the greater of the amount computed using either (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release or (b) the ratio that current gross revenues bears to the total current and anticipated future gross revenues. Generally, an economic life of two years is assigned to capitalized software development costs.

     The following table sets forth product development costs for the three fiscal years ended February 29, 2000 and February 28, 1999 and 1998 (dollar amounts in thousands):


                                                            Fiscal Year Ended February 29 or 28
                                           2000          Change            1999           Change           1998
                                        ------------    ----------     -------------     ----------    --------------
Gross product development costs            $ 34,585      (41.8%)          $  59,464          37.7%         $  43,068
 Percentage of total revenues                  22.7%                           33.5%                            24.0%
Less: Capitalized product
development costs                             5,435      (46.1%)             10,075         (1.9%)            10,274
 Percentage of gross product
         development costs                    15.7%                           17.0%                            24.1%
                                        ------------                   -------------                   --------------
Product development costs                    29,150      (40.9%)             49,389          50.6%            32,794
 Percentage of total revenues                  19.2%                           27.8%                            18.2%

     Gross product development costs and net product development costs decreased for the fiscal year ended February 29, 2000 compared to the fiscal years ended February 28, 1999 and 1998, primarily due to the reduction of headcount implemented under our restructuring plan during the second half of fiscal 1999. In addition, we have consolidated our research and development efforts.

     General and administrative. General and administrative expenses consist primarily of personnel, infrastructure expenses and the fees and expenses associated with legal, accounting and other functions. General and administrative expenses decreased for the fiscal year ended February 29, 2000 compared to the fiscal years ended February 28, 1999 and 1998, primarily due to the reduction of headcount implemented under our restructuring plan during the second half of fiscal 1999 and increased controls on discretionary spending.

     Acquisition-related expenses. We acquired TYECIN in June 1998. We accounted for the acquisition as a pooling of interests and recorded a non-recurring charge during the second quarter of fiscal 1999 of approximately $3.1 million for certain expenses related to this transaction, including, among other items, accounting, legal and severance expenses.

     Restructuring costs. In the third and fourth quarters of 1999, we announced and implemented a restructuring plan aimed at reducing costs and returning us to profitability. The restructuring plan was necessitated due to our poor financial performance throughout fiscal 1999, which resulted from various factors including but not limited to poor sales execution, new and stronger competitive factors, lengthening of sales cycles and prospects' concerns about the Year 2000 and global economic conditions. We reorganized to focus on our core business of providing supply chain solutions to companies with dynamic supply chains, specifically those in the customer-driven industries. We also planned on expanding product innovation to support transforming the supply chain to an e-chain and include interface and integration technologies in addition to expanding our distribution channels. As a result of the restructuring, we recorded charges of $700,000 and $33.1 million in the third and fourth quarters, respectively, in fiscal 1999. The components of the charge included (in thousands):

Severance and related benefits                                                    $4,094
Lease obligations and terminations                                                20,200
Write-down of property, equipment and leasehold improvements                       6,418
Write-down capitalized software development costs                                  1,343
Write-down goodwill                                                                1,354
Other                                                                                366
                                                                                ---------
Total restructuring charge                                                       $33,775
                                                                                =========

     Due to the redirection of the core business strategy, we eliminated 412 positions, across all divisions, primarily located throughout our U.S. operations of which 330 were terminated prior to year-end. We have paid approximately $1.8 million and $2.9 million in severance related costs for the years ending February 29, 2000 and February 28, 1999, respectively, with the remaining to be paid out during fiscal 2001.

     The provision for lease obligations and terminations related primarily to future lease commitments on office facilities that were closed as part of the restructuring. The charge represented future lease obligations, net of projected sublease income, on such leases past the dates the offices were closed by us. At the time of the restructuring, some of these subleases were in negotiation but had not been finalized and therefore the charge included management's estimates of the likely outcome of these negotiations. Sublessors were located during fiscal 2000 for many of the locations and the original estimates were adjusted, as necessary. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2009.

     The $6.4 million write-down of operating assets and $1.3 million write-down of capitalized software development costs relates to a charge to reduce the carrying amount of certain equipment, furniture and fixtures, leasehold improvements and capitalized software development costs to their estimated net realizable value, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." We also recorded a charge of $1.4 million to write-down goodwill, which was deemed to have a carrying value in excess of the estimated net realizable value. The net realizable value of these assets was determined based on management estimates, which considered such factors as the nature and age of the assets to be disposed of, the timing of the write-down and the method and potential costs of the disposal. Such estimates will be monitored each quarter and adjusted if necessary.

The following table depicts the restructuring activity through February 29, 2000 (in thousands):


                                         FY           Balance                         Utilization of   Accrual         Balance
                        Initial         1999        February 28,     Adjustment                                      February 29,
                        Charge        Activity          1999          To Charge          Cash          Non-Cash          2000
                       ----------    ----------    -------------    ------------     -----------     -----------    ------------

Severance costs        $  4,094       $ (2,942)         $  1,152        $  1,590       $ (1,822)      $       --        $    920
Lease obligation costs   20,200         (1,286)           18,914          (2,750)        (9,200)              --           6,964
Impairment of
long-lived assets         9,115         (7,406)            1,709            (220)          (443)          (1,046)              0
Other                       366           (214)              152            (126)           (26)              --               0
                       ----------     ----------    -------------    ------------     -----------     -----------    ------------

Total                  $ 33,775       $(11,848)        $  21,927       $ (1,506)       $(11,491)       $ (1,046)         $ 7,884
                       ==========     ==========    =============    ============     ===========     ===========    ============

     During the year ended February 29, 2000, we reduced our previously recorded restructuring charge by approximately $1.5 million. These adjustments related primarily to the sub-lease of property that management had believed, at the time of the restructuring, would not be sublet, which were offset by increases in the accrual for severance costs due to the finalization of several executive employee terminations previously identified by management.

     Purchased research and development. In February 1998, we acquired all the outstanding shares of ProMIRA in exchange for approximately $64.5 million of consideration composed of cash, shares of Manugistics, Inc. common stock and options to purchase shares of Manugistics common stock.

     This acquisition was consistent with our strategy of rapidly expanding into new markets. ProMIRA competed in industries and market segments that we had targeted for entry and it had developed complementary product capabilities. We intended this acquisition to accelerate our delivery of a solution in these new industries and market segments. The technology acquired in the ProMIRA acquisition consisted of existing and in-process technologies. These projects were intended to address specific supply chain planning needs of certain industry and market segments; i.e., high-tech, industrial and discrete manufacturers.

     We utilized an independent appraiser of recognized standing to value the assets of ProMIRA, identify the existing technology and the in-process research and development ("R&D"), and allocate the purchase price among the assets. The in-process R&D had not reached technological feasibility, had no future alternative use and successful development of the projects was uncertain. We accounted for the acquisition as a purchase and, in accordance with generally accepted accounting principles, charged the value of acquired in-process R&D of $47.3 million to expense in the fiscal quarter and year ended February 28, 1998.

     ProMIRA's existing technology was a commercially viable product offering that assists users in developing optimized manufacturing and supply chain plans and enables rapid, intelligent responses to changes in demand, supply, product design or other business objectives. During the first three quarters of fiscal 1999, this product generated total revenues consistent with management's expectations.

     The in-process technology consisted of two projects. The first project consisted of three releases planned for commercial availability in fiscal 1999 and fiscal 2000. These releases represented major R&D efforts, including a general re-architecture of the offering to enable integration to the Manugistics solution architecture, incorporation of a new architecture to enable robust simultaneous constraint of materials and capacity, a port to the UNIX platform, incorporation of four-digit import, display and export functionality to achieve Year 2000 compliance and a re-write of the entire ProMIRA solution to utilize a single industry-standard relational database and a consolidated object model to enable a persistent store. We estimated that it would incur $6 million to $10 million in R&D costs over the two years following the acquisition to develop this project on a successful and timely basis.

     The second in-process project entailed developing a completely new configuration product that was aimed at the intelligent creation of complex bills of material and planned for introduction by the end of fiscal 2000. This technology would also help meet the needs of the high-tech, industrial and discrete manufacturers in the markets that we were entering. We estimated that it would incur $1 million to $3 million in costs, over a two year period following the transaction, to develop this project on a successful and timely basis.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in financial statements. Such estimates and assumptions were used in the determination of the value of the acquired ProMIRA assets. In addition, we employed an independent appraiser to determine the allocation of the purchase price to the acquired intangible assets. The value assigned to purchased in-process technology was determined by estimating the contribution the purchased in-process technology will make to developing commercially viable products, estimating the resulting net cash flows from revenues of the successfully developed products and discounting the net cash flows to their present value using a risk-adjusted discount rate.

     Total revenues resulting from the ProMIRA acquisition were projected to exceed $500 million within five years, assuming the successful completion and market acceptance of the major R&D-stage products. Estimated revenue from ProMIRA's existing technologies was expected to nearly double in fiscal 1999, grow approximately 30% in fiscal 2000, then rapidly decline as the in-process R&D projects were completed and existing technology rapidly approached obsolescence as a result of new product innovations developed by us. The estimated revenues for the in-process projects were expected to peak in fiscal 2004 and then decline as other new products and technologies were expected to enter the market. These revenue levels reflected the benefits expected from the continued rapid growth of the supply chain planning market as forecast by industry and market analysts, access to new markets and industries, leveraging of our anticipated growth of sales and marketing resources and our anticipated global expansion.

     Cost of sales and operating expenses were estimated based upon industry levels and management's expectations, in conjunction with our then normal operating history. We expected that the ProMIRA products would generate net profit margins of 15% to 16% by fiscal 2000. This margin improvement was expected to derive from the improved attractiveness of ProMIRA's planned products as well as economies of scale derived from our sales force and markets.

     The rates utilized to discount the net cash flows to their present value are based on cost of capital calculations. We adjusted the discount rates to address the risks inherent in developing the acquired technologies. Accordingly, we used the following ranges of discount rates to address the various levels of risk: 25 percent for the existing products and technology and 40 to 45 percent for the in-process technologies. These risk-adjusted discount rates are based upon the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the stage of completion of such technology, the profitability levels of such technology and the uncertainty of technological advances.

     As we experienced execution and performance problems during the course of fiscal 1999, management decided to bypass the second planned release of the first in-process technology project and incorporate these planned capabilities directly into the subsequent third planned release of the first in-process technology project. This decision was made in the second quarter of fiscal 1999. We believed that this strategy would enable us to accelerate the delivery of this release of the in-process technology incorporating the simultaneous constraint-based capabilities and would yield greater net economic benefits to us.

     Because the second planned release of the first in-process technology project was bypassed, it generated no revenues or expenses. The third planned release of the first in-process project was originally planned and, subsequently released in fiscal 1999. We also decided in January 1999 not to further develop the new configuration product (originally scheduled for release at the end of fiscal 2000). This project generated no revenues and it incurred approximately $540,000 in costs during fiscal 1999.

     Although we believe that the foregoing assumptions used in the forecasts are reasonable, no assurance can be given that actual results will reflect the underlying assumptions used to estimate expected project sales, development costs or profitability, the events associated with such projects or used to value the in-process technologies. For these reasons, actual results may vary from the projected results.

Other Income - Net:


                                                            Fiscal Year Ended February 29 or 28
                                           2000          Change            1999           Change           1998
                                        ------------    ----------     -------------     ----------    --------------
Other income                                $ 1,389      (41.2%)           $  2,362        (17.5%)          $  2,863
 Percentage of total revenues                   1.0%                            1.3%                             1.6%


     Other income includes interest income from short-term investments, interest expense from short-term borrowings, foreign currency exchange gains or losses and other gains or losses. Other income decreased for the fiscal year ended February 29, 2000 compared with the fiscal year ended February 28, 1999 and February 28, 1998 primarily because we sold investments in the current year to assist in funding operations and the restructuring, thereby decreasing interest income from investments.

Provision for Income Taxes:

     As a result of the loss in fiscal 2000, we recorded a valuation allowance against a portion of the net deferred tax asset. The net deferred tax asset relates to certain domestic net operating losses. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings. In fiscal 1998, we recorded a loss as a result of the write-off of purchased research and development associated with the acquisition of ProMIRA.

Liquidity and Capital Resources:


                                                           Fiscal Year Ended February 29 or 28

                                        2000            Change             1999            Change             1998
                                        ----            ------             ----            ------             ----

Working capital                       $ 36,831           18.3%           $31,138          (67.7%)           $96,394

     We have historically financed our growth through funds generated from operations, proceeds from offerings of capital stock and to a lesser extent, short-term borrowings under a revolving credit facility. The increase in working capital for fiscal 2000 as compared to fiscal 1999, resulted principally from an increase in cash and cash equivalents and decreases in accounts payable and restructuring accruals, partially offset by a decrease in accounts receivable. The decrease in working capital for fiscal 1999 as compared to fiscal 1998, resulted principally from decreases in cash and cash equivalents, marketable securities and accounts receivable and increases in accrued expenses and deferred revenue.

     Our operating activities provided net cash of $12.3 million for the fiscal year ended February 29, 2000 primarily because the non-cash operating expenses and the changes in assets and liabilities exceeded the net loss for the period.

     Our investing activities used cash of approximately $3.9 million for the fiscal year ended February 29, 2000, primarily because of the capitalization of software development costs and the purchase of fixed assets and software licenses, which were partially offset by the sale of marketable securities.

     Financing activities provided net cash of approximately $5.0 million for fiscal year ended February 29, 2000, consisting primarily of proceeds from the exercise of employee stock options and purchases of stock through our employee stock purchase plan which were partially offset by a reduction in short-term borrowings under a revolving credit facility.

     We have an unsecured revolving credit facility with a commercial bank. Under the terms of the facility, we may request cash advances, letters of credit or both in the aggregate amount of up to $20 million. We may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). The facility contains certain financial covenants that we believe are generally typical for a facility of this nature and amount. This facility will expire in September 2000, unless renewed. As of February 29, 2000, $6 million was outstanding on the revolving credit facility, including letters of credit. Subsequent to year-end, we repaid the $6 million outstanding on the revolving credit facility.

     For the fiscal year ended February 28, 1999, we incurred a loss of approximately $96 million. As noted above, we restructured certain of our business operations during the second half of fiscal 1999 to reduce operating expenses, continue our efforts to improve execution and efficiencies, better align expenses with revenues and enhance our sales and marketing activities to meet the challenges of the marketplace. We believe that our existing cash balances and marketable securities, anticipated funds generated from operations and amounts available under our revolving credit facility and other possible sources of funding will be sufficient to meet our anticipated liquidity and working capital requirements in the near term. We anticipate that, in light of our operating results for fiscal 2000, the cost of any additional funds which we might obtain, might be greater than funds available to us under our existing revolving credit facility or otherwise. In the event that we require additional financing and are unable to obtain it on terms satisfactory to us, our liquidity, results of operations and financial condition would be materially adversely affected. We believe that inflation did not have a material effect on our results of operations in fiscal 2000.

Litigation:

     We are involved from time to time in disputes and litigation in the ordinary course of business. We do not believe that the outcome of any pending disputes or litigation will have a material adverse effect on our business, operating results, financial condition and cash flows. However, an unfavorable outcome of one or more of these matters could have a material adverse effect on our business, operating results, financial condition and cash flows. We have established accruals related to such matters that are probable and reasonably estimable.

Factors that May Affect Future Results:

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating us and our business.

     Our operating results have varied in the past and might vary significantly in the future because of factors such as domestic and international business conditions or the general economy, the timely availability and acceptance of our products, technological change, the effect of competitive products and pricing, the effects of marketing announcements by competitors or potential competitors, changes in our strategy, the mix of direct and indirect sales, changes in operating expenses, personnel changes and foreign currency exchange rate fluctuations. Furthermore, clients may defer or cancel their purchases of our products if they experience a downturn in their business or if there is a downturn in the general economy.

Potential for Significant Fluctuations in Quarterly Results; Seasonality

     We typically ship software products shortly after license agreements are signed and, therefore, we do not maintain any material contract backlog. Furthermore, we have typically recognized a substantial portion of our revenues in the last month of a quarter. As a result, license fee revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and we cannot predict license fee revenues for any future quarter with any significant degree of certainty. We have experienced and might continue to experience from time to time very large, individual license sales that can cause significant variations in quarterly license revenues.

     Our license fee revenues are also difficult to forecast because the market for business application software products is evolving rapidly and our sales cycles vary substantially from client to client. The sales cycles depend, in part, on the nature of the transactions, including the breadth of the solution to be licensed and the organizational and geographic scope of the licenses. Because the licensing of our products generally involves a significant capital expenditure by the client, our sales process is subject to the delays and lengthy approval processes that are typically involved in such expenditures. In addition, we expect that sales derived through indirect channels will be harder to predict in timing and size than for direct sales because there is less direct contact and influence with the prospective client. For these and other reasons, the sales cycle associated with the licensing of our products varies substantially from client to client and typically lasts between six and twelve months, during which time we might devote significant time and resources to a prospective client, including costs associated with multiple site visits, product demonstrations and feasibility studies and might experience a number of significant delays over which we have no control.

     We base our expense levels upon anticipated future revenues. A substantial portion of our revenues in any quarter is typically derived from a limited number of large contracts. Therefore, if revenues in a period are below expectations, operating results are likely to be adversely affected, which occurred throughout fiscal 1999 and fiscal 2000. Net income might be disproportionately affected by a reduction in revenues because a proportionately smaller amount of our expenses varies directly with revenues. We have generally realized lower revenues in our first fiscal quarter (ending in May) than in the immediately preceding quarter. We believe that these fluctuations are caused primarily by client budgeting and purchasing patterns and by our sales commission policies, which compensate personnel for meeting or exceeding annual and other performance quotas.

Competition

     The market for business application software is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future, particularly within the B2B electronic commerce industry. This increased competition is likely to result in price reductions, reduced gross margins, longer sales cycle, lower average sales prices and loss of market share, any one of which could seriously harm our products. Competitors vary in size and in the scope and breadth of the products and services offered. Many application software vendors offer products that are directly competitive with the software products marketed by us. In addition, because of the relatively low barriers to entry in the application software market, we expect additional competition from other established and emerging companies, as the application software market continues to develop and expand. Also, our customers and partners may become competitors in the future.

     Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than us, as well as greater name recognition and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than can we. Certain competitors have also attempted to raise concerns regarding our viability given our recent losses.

     Certain ERP system vendors have acquired supply chain planning software companies, products or functionality or have announced plans to develop new products or to incorporate additional functionality into their current products that, if successfully developed and marketed, could compete with the products offered by us.

Furthermore, current and potential competitors may make acquisitions of other competitors or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the supply chain planning needs of our prospective clients. Accordingly, it is possible that new competitors may emerge and rapidly acquire significant market share. If this were to occur our business, operating results, financial condition and cash flows could be materially adversely affected.

Risks of a Developing Market

     We currently derive a significant portion of our revenue from licenses for supply chain planning software and related services. However, we are investing significant resources in developing and marketing broader functionality with e-commerce technology. The market for this broader functionality may not develop as significantly as expected or competitors might develop superior technologies, products or both, each of which could have a material adverse effect upon our business, operating results, financial condition and cash flows.

Dependence  on New  Products  and Rapid  Technological  Change;  Risk of Product
Defects

     The market for our products is characterized by rapidly changing technologies, frequent new product introductions, rapid changes in customer requirements and evolving industry standards. We believe that our future financial performance will depend in large part on our ability to maintain and enhance our products, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding and evolving range of client requirements. There can be no assurance, however, that we will be successful in developing and marketing new products or product enhancements that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that our new products and product enhancements will adequately meet the requirements of prospective clients and achieve market acceptance. If we are unable, for technological or other reasons, to successfully develop and introduce new products or product enhancements, our business, operating results, financial condition and cash flows could be materially adversely affected.

     Our software suite incorporates some software code from third-party affiliates. There can be no assurance that we will be able to continue to use these third-party software codes nor that we will be able to identify, license and integrate replacement products.

     In addition, software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released. There can be no assurance, despite testing by us and by current and prospective clients, that errors will not be found in new products or product enhancements after commercial release, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon our business, operating results, financial condition and cash flows.

Lack of Product Diversification

     Our future results depend on continued market acceptance of supply chain planning software and services as well as our ability to continue to adapt and modify this software to meet the evolving needs of our prospects and clients. Any reduction in demand or increase in competition in the market for supply chain planning software products could have a material adverse effect on our business, operating results, financial condition and cash flows.

Intellectual Property and Proprietary Rights

     We regard our software as proprietary and rely on a combination of trade secret, copyright and trademark laws, license agreements, confidentiality agreements with employees, nondisclosure and other contractual requirements imposed on our clients, consulting partners and others and other methods to protect proprietary rights in our products. There can be no assurance that these protections will adequately protect our proprietary rights or that our competitors will not independently develop products that are substantially equivalent or superior to our products. In addition, the laws of certain countries in which our products are or may be licensed do not protect our products and intellectual property rights to the same extent as the laws of the United States.

     There has also been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. It is possible that in the future, third parties may claim that we or our current or potential future products, infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business and could have a material adverse effect on our operating results, financial condition and cash flows.

     Although we believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us.

Expansion of Indirect Channels

     We are developing and maintaining significant working relationships with complementary vendors, such as consulting firms that we believe can play an important role in marketing our products. We are currently investing and intend to continue to invest, significant resources to develop these relationships, which could adversely affect our operating margins. There can be no assurance that we will be able to attract organizations that will be able to market our products effectively, that they will be qualified to provide timely and cost-effective client support and services or that current partners will continue to promote and/or license our solutions. In addition, difficulties experienced by these complementary vendors in selling our products and services may adversely affect our results of operations. Furthermore, our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause and many of these organizations are also involved with competing products. Certain ERP system vendors have acquired supply chain planning software companies, products or functionality or have announced plans to develop new products or to incorporate additional functionality into their current products that would compete with our products. Therefore, there can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially adversely affect our results of operations. In addition, if we are successful in selling products as a result of these relationships, any material increase in our indirect sales as a percentage of total revenues would be likely to adversely affect our average selling prices and operating margins because of the lower unit prices that we receive when selling through indirect channels.

Certain Risks Associated with Acquisitions

     From time to time, we have investigated potential candidates for acquisition, joint venture opportunities, business combinations or other relationships on an ongoing basis and have engaged in the evaluation of and discussions with, one or more such candidates. Acquisitions involve the integration of companies that have previously operated independently. If we should effect any acquisitions, there can be no assurance that the we will be able to integrate these or any future employees or operations effectively or that we will realize the expected benefits of any such transactions or business combinations. In addition, there can be no assurance that we will not experience the loss of key employees of any future acquired operations. Our process of integrating acquired employees and operations might result in unanticipated operational difficulties and expenditures. As discussed under the section titled "Purchased Research and Development" of this document, in 1998, we experienced difficulties with the integration of the respective products and operations of ProMIRA and TYECIN. These difficulties included difficulty in integrating the prior ProMIRA sales forces and delayed releases for the in-process technology acquired as part of the acquisition. In addition, as a result of the poor financial performance we experienced in fiscal 1999, the technology acquired in conjunction with the TYECIN acquisition was not integrated into our solutions and therefore, revenues generated from this technology have been nominal.

International Operations

     We currently conduct operations in a number of countries in Europe, Asia/Pacific, Japan and South America that require significant management attention and financial resources. If these operations are unable to generate, maintain or increase demand for our products, then our operating results could be adversely affected. Certain risks are inherent in international operations. Although the majority of our contracts are denominated in U.S. currency, most of the revenues from sales outside the United States have been denominated in foreign currencies, typically the local currency of our selling business unit. We anticipate that the proportion of our revenues denominated in foreign currencies will increase. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency fluctuations. In connection with transactions denominated in foreign currency, we have taken steps to minimize the risks associated with such foreign currency in the past and might take such steps in similar circumstances in the future. With respect to our international sales that are U.S. dollar-denominated, currency fluctuations could make our products and services less price competitive. Our international sales and operations might be adversely affected by the imposition of government controls, changes in financial currencies (such as the unified currency known as the European Monetary Unit), political and economic instability, difficulties in staffing and managing international operations and general economic and currency exchange rate conditions in foreign countries.

Risks Associated With the European Monetary Union ("EMU")

     Our foreign exchange exposure to legacy sovereign currencies of the participating countries in the EMU will include foreign exchange exposures to the Euro. Although we are not aware of any material adverse financial risk consequences of the change from legacy sovereign currencies to the Euro, the conversion may result in problems, which may have an adverse impact on our business since we may be required to incur unanticipated expenses to remedy these problems.

Limited Management History; Recent Senior Management Changes

     We have experienced recent significant changes in our senior management team. The majority of our senior management team has worked together for less than one year. Gregory J. Owens, our Chief Executive Officer, joined us in April 2000. With one exception, all of our other present executive officers joined us after Mr. Owens. Our success depends on the ability of our management team to work together effectively. Our business, revenues and financial condition will be materially adversely effected if our new senior management team does not manage us effectively or if we are unable to retain our senior management.

Dependence Upon Key Personnel

     The loss of the services of one or more of our executive officers could have a material adverse effect on our business, operating results, financial condition and cash flows. We do not have long term employment contracts with any of our executive officers. We do not maintain key person insurance on any of our executive officers. There can be no assurance that we will be able to retain our key personnel.

     Our future success also depends on our continuing ability to attract, assimilate and retain highly qualified sales, technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that we can attract, assimilate or retain such personnel in the future. If we lose talented personnel in key positions and are unable to replace such personnel in a timely manner, our business, operating results and financial condition could be adversely affected.

Stock Option Repricing

     In response to the poor performance of our stock price, we offered to reprice employee stock options, other than those held by our executive officers or directors, effective January 29, 1999, to bolster employee retention. The effect of this repricing resulted in approximately 1.52 million shares being repriced and the four-year vesting period starting over. The repricing may have a material adverse impact on future financial performance based on the amendment to the Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires us to record compensation expense associated with the change in the price of these options.

Possible Volatility of Stock Price

     Factors such as announcements of new products or technological innovations by us or our competitors, as well as quarterly variations in our operating results, have caused and may cause the market price of our common stock to fluctuate significantly. In addition, the stock market in recent years has experienced price and volume fluctuations that have particularly affected the market prices of many high technology stock issues and which have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations, as well as general economic conditions, have at certain times adversely affected the market price of our common stock and are likely to do so in the future.

Forward-Looking Statements:

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report on Form 10-K ("Annual Report") contains certain forward-looking statements that are subject to a number of risks and uncertainties. In addition, we may publish forward-looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, consulting services and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements in this Annual Report or elsewhere. The risks and uncertainties that may affect our business, operating results or financial condition include those set forth above under "Factors that May Affect Future Results" and the following:

     Revenues for any period depend on the number, size and timing of license agreements. The number, size and timing of license agreements depends in part on our ability to hire and thereafter, to train, integrate and deploy our sales force effectively. The size and timing of license agreements is difficult to forecast because software sales cycles are affected by the nature of the transactions, including the breadth of the solution to be licensed and the organizational and geographic scope of the licenses. In addition, the number, size and timing of license agreements also may be affected by certain external factors such as general domestic and international business or economic conditions, including the effects of such conditions on our customers and prospects or competitors' actions. A small variation in the timing of software licensing transactions, particularly near the end of any quarter or year, can cause significant variations in software license revenues in any period.

     We believe that the market for supply chain planning software continues to expand, although more slowly than in prior periods. However, if market demand for our products does not grow as rapidly as we expect, revenue growth, margins or both could be adversely affected. If competitors make acquisitions of other competitors or establish cooperative relationships among themselves or with third parties to enhance the ability of their products to address the supply chain planning needs of prospects and customers or other software vendors that have announced plans to develop or incorporate functionality that could compete with our products successfully develop and market such functionality, revenue growth could be adversely affected.

     There can be no assurance that we will be able to attract complementary software vendors, consulting firms or other organizations that will be able to market our products effectively or that will be qualified to provide timely and cost-effective customer support and services. In addition, there can be no assurance that a sufficient number of organizations will continue their involvement with us and our products and the loss of current relationships with important organizations could materially adversely affect our results of operations.

Item7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Foreign Currency. In the year ended February 29, 2000, we generated approximately 36% of our revenues outside of the Americas. International sales are usually made by our foreign subsidiaries in their local currencies and the expenses incurred by the foreign subsidiaries are also typically denominated in their local currencies.

     In certain circumstances, we enter into foreign currency contracts with banking institutions to protect large foreign currency receivables against currency fluctuations. When the foreign currency receivable is collected, the contract is liquidated and the foreign currency receivable is converted to U.S. dollars.

     Interest rates. We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, money-market instruments, bank time deposits and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities and national, state and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair value of securities held at February 29, 2000 was approximately $17.5 million.

     We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Operating cash balances held at banks outside the United States are denominated in the local currency.

     Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. We attempt to mitigate risk by holding fixed-rate securities to maturity, but should our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our consolidated financial statements and supplementary data, together with the reports of Deloitte & Touche LLP, independent auditors and PricewaterhouseCoopers LLP, independent accountants, are included in Part IV of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the information to be set forth in the definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders (which we anticipate will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 29, 2000) (the "Proxy Statement") under the caption "Election of Directors" and to the information set forth in Part I of this Annual Report on Form 10-K regarding executive officers under the caption "Item 4A. Executive Officers of the Registrant."

Item 11. EXECUTIVE COMPENSATION.

     Reference is made to the information to be set forth in the Proxy Statement under the caption "Executive Compensation."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Reference is made to the information to be set forth in the Proxy Statement under the caption "Ownership of Manugistics Group, Inc. Stock."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to the information to be set forth in the Proxy Statement under the caption "Certain Business Relationships."

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

                  Consolidated Statements of Operations                                  F-4

                  Consolidated Statements of Stockholders' Equity                        F-5

                  Consolidated Statements of Cash Flows                                  F-6

                  Notes to Consolidated Financial Statements                             F-7

     The financial statements listed above and the financial statement schedules listed below are filed as part of this Annual Report on Form 10-K.


     (2)  Financial Statement Schedules:

                  (A)   Independent Auditors' Report on Schedule                         S-1
                  (B)   Schedule II - Valuation and Qualifying Accounts                  S-2


     Schedules other than the ones listed above are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto contained in this Annual Report on Form 10-K.

     (3) Exhibits

     The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits 10.1, 10.2, 10.11, 10.12, 10.13, 10.15, 10.28 through
     10.32 and 10.35 through 10.45 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.



     Number          Notes         Description
     ------          -----         -----------

     2.1             (S)           Agreement and Plan of Merger dated June 1, 1998,  among the Company,  TYECIN
                                   Acquisition, Inc., TYECIN Systems, Inc. and certain other persons

     3.1(a)          (A)           Amended and Restated Certificate of Incorporation of the Company

     3.1(b)          (B)           Certificate of Retirement and Elimination (relating to the Series A and
                                   Series B preferred stock of the Company)


     Number          Notes         Description
     ------          -----         -----------
       3.2             (A)         Amended and Restated By-Laws of the Company

      10.1             (I)         Employee Incentive Stock Option Plan of the Company, as amended

      10.2             (I)          Fifth Amended and Restated Stock Option Plan of the Company

      10.3             (A)          Form of Notice of Grant of Option  pursuant  to the  Director  Stock  Option
                                    Plan (previously identified as Exhibit 10.4)

      10.7             (A)          Lease  Agreement  dated May 1,  1992  between  the  Company  and  GTE Realty
                                   Corporation

      10.7(a)          (E)          First  Amendment to Lease  Agreement dated July 19, 1993 between the Company and GTE Realty Corporation

      10.7(b)          (E)          Second  Amendment  to Lease  Agreement  dated  April 13,  1994  between  the
                                    Company and East Jefferson Associates

      10.7(c)          (E)          Third  Amendment  to Lease  Agreement  dated May 1, 1994 between the Company and East Jefferson Associates

      10.7(d)          (E)          Fourth  Amendment  to Lease  Agreement  dated  February 27, 1995 between the
                                    Company and East Jefferson Associates

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

      10.7(g)          (K)          Seventh  Amendment to Lease Agreement dated April 25, 1997 between the State of Maryland and the Company

      10.8             (N)          Lease  Agreement  date March 26, 1998  Manugistics,  Inc. and  Washingtonian
                                    North Associates Limited Partnership

      10.11            (D)          Outside Directors Non-Qualified Stock Option Plan

      10.12            (D)          Executive Incentive Stock Option Plan

      10.13                         Amended and Restated 1998 Stock Option Plan of the Company

      10.15            (F)          Employee Stock Purchase Plan of the Company

      10.17            (G)          Sublease dated May 5, 1995 between the Company,  as amended and  NationsBank,
                                    N.A.

      10.18            (H)          Agreement  and  Plan of  Merger  dated  May 24,  1996  between  Avyx,  Inc.,
                                    Manugistics Acquisition, Inc. and the Company



     Number          Notes         Description
     ------          -----         -----------
      10.19           (H)           Consulting  Agreement dated May 24, 1996 between The Kendall Group, Inc. and the Company

      10.20           (H)           Confidentiality,  Non-Competition and  Non-Solicitation  Agreement dated May 24,
                                    1996 between the Company and John K. Willougby and JoAnne Gardner

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

      10.26           (L)           Sale and Purchase Agreement dated 7th June 1997 between M.C. Harrison,  J.E.
                                    Harrison, Manugistics U.K. Limited and the Company

      10.27           (M)           Stock Purchase  Agreement dated February 13, 1998 between  Manugistics  Nova
                                    Scotia Company and ProMIRA Software Incorporated, et al.

      10.28           (O)           Employment Agreement dated April 25, 1999 among the Company, Manugistics, Inc.
                                    and with Gregory J. Owens, Chief Executive Officer and President

      10.29           (O)           Termination of  Employment Agreement dated November 18, 1998, between Manugistics, Inc.
                                    and David Roth

      10.30           (O)           Termination of Employment Agreement dated January 27, 1999, between
                                    Manugistics, Inc. and Keith Enstice

      10.31           (O)           Termination of Employment Agreement dated February 10, 1999, between
                                    Manugistics, Inc. and Joseph Broderick

      10.32           (P)           Termination of Employment Agreement dated May 26, 1999, between
                                    Manugistics, Inc. and Kenneth S. Thompson

      10.33           (P)           Termination Agreement dated June 16, 1999 by and among Manugistics,
                                    Inc. Boston Properties Limited Partnership and certain other parties

      10.34           (P)           Letter Agreement dated June 16, 1999 between Manugistics, Inc. and
                                    Himes Associates, Ltd.


     Number          Notes         Description
     ------          -----         -----------

      10.35          (Q)           Employment Agreement dated June 3, 1999 between Manugistics, Inc. and
                                   Richard F. Bergmann, as amended.

      10.36          (Q)           Employment Agreement dated June 7, 1999 between Manugistics, Inc. and
                                   Terrance A. Austin, as amended.

      10.37          (Q)           Employment Agreement dated August 25, 1999 between Manugistics, Inc.
                                   and James J. Jeter, as amended.

      10.38          (Q)           Termination of Employment Agreement dated July 23, 1999 between
                                   Manugistics, Inc. and Peter Q. Repetti.

      10.39          (Q)           Termination of Employment Agreement dated August 25, 1999 between
                                   Manugistics, Inc. and Mary Lou Fox.

      10.40          (R)           Employment Agreement dated December 6, 1999 between Manugistics, Inc.
                                   and Raghavan Rajaji.

      10.41                        Employment Agreement dated December 6, 1999 Manugistics, Inc.
                                   and Timothy T. Smith

      10.42                        Employment Agreement dated January 19, 1999 between Manugistics, Inc.
                                   and Daniel Stoks.

      10.43(a)                     Stock Option Agreement dated April 27, 1999, between the Company and
                                   Gregory J. Owens

      10.43(b)                     Stock Option Agreement dated December 1, 1999, between the Company and Gregory J. Owens.

      10.43(c)                     Stock Option Agreement dated December 17, 1999, between the Company and Gregory J. Owens.

      10.44(a)                     Stock Option Agreement dated December 6, 1999, between the Company and Richard F. Bergmann.

      10.44(b)                     Stock Option Agreement dated June 16, 1999 between the Company and
                                   Richard F. Bergmann.

      10.45                        Stock Option Agreement dated June 7, 1999, between the Company and
                                   Terrence A. Austin

      21                           Subsidiaries of the Company

      23.1                         Independent Auditors' Consent

      23.2                         Consent of Independent Accountants

      27                           Financial Data Schedule


(A) Incorporated by reference from the exhibits to the Company's registration statement on form S-1 (NO. 33-65312).

(B) Incorporated by reference to 4.1(A) to the Company's registration statement on form S-3 (REG. NO. 333-31949).

(C) Incorporated by reference to exhibit 4.1 (b) to the Company's registration statement on form S-3 (REG. NO. 333-31949).

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

(I) [Incorporated by reference from the exhibits to the Company's definitive proxy statement relating to the 1996 annual meeting of shareholders dated June 20, 1996.]

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

(O) Incorporated by reference from the exhibits to the Company's annual report on Form 10-K for fiscal year ended February 28, 1999.

(P) Incorporated by reference from the exhibits to the Company's quarterly report on Form 10-Q for the quarter ended May 31, 1999.

(Q) Incorporated by reference from the exhibits to the Company's quarterly report on Form 10-Q for the quarter ended August 31, 1999.

(R) Incorporated by reference from the exhibits to the Company's quarterly report on Form 10-Q for the quarter ended November 30, 1999.

(S) Incorporated by reference from the exhibits to the Company's quarterly report on Form 10-Q for the quarter ended August 31, 1998.

(i) Confidential treatment previously granted for certain portions of this exhibit.

(b)  Reports on Form 8-K

1. On February 25, 2000, the Company filed a Current Report on Form 8-K announcing that it had entered into a settlement agreement and release relating to a lawsuit filed by Template Software, Inc. against Manugistics, Inc., to be covered by the Company's insurance carrier.

(c)  Exhibits

See the response to Item 14(a)(3) above.

(d)   Financial Statement Schedules

The financial statement schedule required to be filed is listed in the response to Item 14(a)(2) above and appears on page S-2 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2000.

MANUGISTICS GROUP, INC.
(Registrant)

/s/ Gregory J. Owens
--------------------
Gregory J. Owens

President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 12, 2000.


/s/ Gregory J. Owens                                      /s/ Raghavan Rajaji
--------------------                                      -------------------
Gregory J. Owens                                          Raghavan Rajaji
President, Chief Executive Officer and Director           Executive Vice President and Chief
(Principal executive officer)                             Financial Officer
                                                          (Principal financial officer and
                                                          principal accounting officer)
/s/ William M. Gibson
---------------------
William M. Gibson

Chairman of the Board and Director                        /s/ Jack A. Arnow
                                                          -----------------
                                                          Jack A. Arnow
                                                          Director
/s/ J. Michael Cline
--------------------
J. Michael Cline
Director                                                   /s/ Lynn C. Fritz
                                                           -----------------
                                                           Lynn C. Fritz
                                                           Director
/s/ Joseph H. Jacovini
----------------------
Joseph H. Jacovini
Director                                                    /s/ William G. Nelson
                                                            ---------------------
                                                            William G. Nelson
                                                            Director
/s/ Thomas A. Skelton
---------------------
Thomas A. Skelton                                           /s/ Hau L. Lee
Director                                                    --------------
                                                            Hau L. Lee
                                                            Director

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Manugistics Group, Inc.:

We have audited the accompanying consolidated balance sheets of Manugistics Group, Inc. (the Company) and its subsidiaries as of February 29, 2000 and
February 28, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and TYECIN Systems, Inc. ("TYECIN"), which has been accounted for as a pooling of interests as described in Note 11 to the consolidated financial statements. We did not audit the statements of income, stockholders' equity and cash flows of TYECIN for the year ended December 31, 1997, which consolidated statements reflect total revenues of $4,597,200 for the year ended December 31, 1997. Those consolidated statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for TYECIN for 1997 is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 29, 2000 and February 28, 1999 and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

McLean, VA
March 23, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

                            FOR TYECIN SYSTEMS, INC.

To the Board of Directors and Shareholders of TYECIN Systems, Inc.:

In our opinion, the consolidated statements of income, of shareholders' equity and of cash flows of TYECIN Systems, Inc. and its subsidiary (not presented separately herein) present fairly, in all material respects, their results of their operation and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
San Jose, California

March 6, 1998, except as to Note 11, which is as of June 1, 1998

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)


                                                                                        February 29 or 28
                                                                                   2000                     1999
                                                                                   ----                     ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 34,051                  $ 20,725
   Marketable securities                                                          17,496                    22,637
   Accounts receivable, net of allowance for doubtful accounts of
     $1,875 and $6,299 at February 29, 2000 and February 28, 1999,
     respectively                                                                 38,705                    51,143
   Current portion of deferred tax asset                                           2,306                     4,907
   Other current assets                                                            6,946                     9,742
                                                                                -----------               ---------
         Total current assets                                                     99,504                   109,154

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                           14,157                    21,832
NONCURRENT ASSETS:
   Software development costs, net of accumulated amortization                    16,514                    20,540
   Intangible assets, net of accumulated amortization                              7,317                     9,382
   Deferred tax asset                                                             12,776                     9,240
   Other non-current assets                                                        2,160                     2,182
                                                                                -----------               ---------
TOTAL ASSETS                                                                    $152,428                  $172,330
                                                                                ===========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                              $ 5,792                   $ 8,142
   Accrued compensation                                                            8,345                     7,815
   Line of credit                                                                  6,000                     9,500
   Deferred revenue                                                               26,727                    24,710
   Current portion of long-term liabilities                                          260                     1,028
   Current portion of restructuring accrual                                        5,130                    13,789
   Other current liabilities                                                      10,419                    13,032
                                                                                -----------               ---------
         Total current liabilities                                                62,673                    78,016

LONG-TERM LIABILITIES                                                                283                       454
LONG-TERM RESTRUCTURING ACCRUAL                                                    2,754                     8,138
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
   Preferred stock                                                                    --                        --
   Common  stock,  $.002 par value per  share;  100,000,000  shares  authorized;
     29,047,162  and  27,705,382  shares issued and  28,294,652  and  26,952,872 shares outstanding at February 29, 2000 and February 28, 1999,
     respectively                                                                     58                        55
   Additional paid-in capital                                                    189,480                   179,996
   Treasury stock - 752,510 shares, at cost                                         (717)                     (717)
   Accumulated other comprehensive income (loss)                                     100                      (354)

   Accumulated deficit                                                          (102,203)                  (93,258)
                                                                                -----------               ---------

         Total stockholders' equity                                               86,718                    85,722
                                                                                -----------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $152,428                  $172,330
                                                                                ===========               =========

See accompanying notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


                                                                              February 29 or 28

                                                              2000                  1999                  1998
                                                              ----                  ----                  ----
REVENUES:
   License fees                                             $ 60,421              $ 73,802             $ 107,547
   Consulting, solution support and other services            92,012               103,762                72,716
                                                            ----------            ---------            -----------

         Total revenues                                      152,433               177,564               180,263
                                                            ----------            ---------            -----------

OPERATING EXPENSES:
   Cost of license fees                                       13,685                13,415                11,102
   Cost of consulting, solution support and other services    44,346                50,585                33,213
   Sales and marketing                                        61,439               103,006                66,228
   Product development                                        29,150                49,389                32,794
   General and administrative                                 15,837                19,828                14,639
   Acquisition-related expenses                                   --                 3,095                   --
   Restructuring expenses                                     (1,506)               33,775                   --
   Purchased research and development                             --                    --                47,340
                                                            ----------            ---------            -----------

         Total operating expenses                            162,951               273,093               205,316
                                                            ----------            ---------            -----------

LOSS FROM OPERATIONS                                         (10,518)              (95,529)              (25,053)
                                                            ----------            ---------            -----------

OTHER INCOME - NET                                             1,389                 2,362                 2,863
                                                            ----------            ---------            -----------

LOSS BEFORE INCOME TAXES                                      (9,129)              (93,167)              (22,190)

(BENEFIT) PROVISION FOR INCOME TAXES                            (184)                2,945                (9,025)
                                                            ----------            ---------            -----------

NET LOSS                                                    $ (8,945)             $(96,112)            $ (13,165)
                                                            ==========            =========            ===========

BASIC LOSS PER SHARE                                        $  (0.33)              $ (3.64)            $   (0.56)
                                                            ==========            =========            ===========

SHARES USED IN BASIC SHARE COMPUTATION                        27,486                26,402                23,484
                                                            ==========            =========            ===========

DILUTED LOSS PER SHARE                                      $  (0.33)              $ (3.64)             $  (0.56)
                                                            ==========            =========            ===========

SHARES USED IN DILUTED SHARE COMPUTATION                      27,486                26,402                23,484
                                                            ==========            =========            ===========

COMPREHENSIVE LOSS:
   Net loss                                                 $ (8,945)             $ (96,112)           $ (13,165)
                                                            ----------            ---------            -----------

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments                      487                   (701)                 (94)
   Unrealized (losses) gains on securities                       (33)                   114                 (132)
                                                            ----------            ---------            -----------

   Total other comprehensive income (loss)                       454                   (587)                (226)
                                                            ----------            ---------            -----------

TOTAL COMPREHENSIVE LOSS                                    $ (8,491)             $ (96,699)           $ (13,391)
                                                            ==========            =========            ===========

See accompanying notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                COMMON STOCK
                                              -----------------
                                                                                           OTHER           ACCUMULATED
                                                   PAR       PAID-IN      TREASURY     COMPREHENSIVE         EARNINGS
                                      SHARES      VALUE      CAPITAL        STOCK        INCOME(LOSS)        (DEFICIT)       TOTAL
                                     --------    -------    ---------     ---------     -------------       ----------      -------
BALANCE, FEBRUARY 28, 1997            22,725       $ 45      $ 38,819      $ (717)           $    459        $  16,267      $54,873
   Issuance of common stock, net of
     issuance costs of $652            3,137          6       120,110           --                 --               --      120,116
   Issuance of stock options in
     connection with acquisitions         --         --         1,081           --                 --               --        1,081
   Exercise of stock options             858          2         3,334           --                 --               --        3,336
   Tax benefit of options exercised       --         --         7,731           --                 --               --        7,731
   Translation adjustment                 --         --            --           --                (94)              --          (94)
   Unrealized loss on
     marketable securities                --         --            --           --               (132)              --         (132)
   Net loss                               --         --            --           --                 --          (13,165)     (13,165)
                                      -------     ------     ---------     --------     --------------    -------------     --------

BALANCE, FEBRUARY 28, 1998            26,720         53       171,075        (717)                233            3,102      173,746
   TYECIN conforming year end
     adjustments                          --         --            --           --                 --             (248)        (248)
   Issuance of common stock              194         --         2,745           --                 --               --        2,745
   Exercise of stock options             791          2         4,248           --                 --               --        4,250
   Tax benefit of options exercised       --         --         1,928           --                 --               --        1,928
   Translation adjustment                 --         --            --           --               (701)              --         (701)
   Unrealized gain on
     marketable securities                --         --            --           --                114               --          114
   Net loss                               --         --            --           --                 --          (96,112)     (96,112)
                                      -------     ------     ---------     --------     --------------    -------------     --------

BALANCE, FEBRUARY 28, 1999            27,705         55       179,996        (717)               (354)         (93,258)      85,722
   Issuance of common stock              124          1         1,419           --                 --               --        1,420
   Exercise of stock options           1,218          2         8,065           --                 --               --        8,067
   Translation adjustment                 --         --            --           --                487               --          487
   Unrealized loss on marketable
     securities                           --         --            --           --                (33)              --          (33)
   Net loss                               --         --            --           --                 --           (8,945)      (8,945)
                                      -------     ------     ---------     --------     --------------    -------------     --------

BALANCE, FEBRUARY 29, 2000            29,047       $ 58      $189,480      $ (717)          $     100      $  (102,203)     $86,718
                                      =======     ======     =========     ========     ==============    =============     ========

See accompanying notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                             February 29 or 28

                                                              2000                  1999                 1998
                                                              ----                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $ (8,945)             $ (96,112)           $ (13,165)
   Adjustments to reconcile net loss to net cash
     provided by (used in)  operating activities:
   Depreciation and amortization                              21,850                 24,321               16,150
   Write-off of purchased research and development                --                    --                47,340
   Restructuring provision                                    (1,506)                33,775                   --
   Allowances for doubtful accounts                           (4,424)                 4,200                1,510
   Deferred income tax assets                                   (936)                 5,140              (19,326)
   Tax benefit of stock options exercised                         --                  1,928                7,731
   Loss on disposal of property and intangibles                  632                    488                   --
   Other                                                        (189)                   993                 (261)
   Changes in assets and liabilities:
         Accounts receivable                                  16,862                  4,397              (20,908)
         Other current assets                                  2,796                 (5,379)              (2,739)
         Other non-current assets                                 22                   (287)                (503)
         Accounts payable and accrued expenses                (4,966)                 1,623                5,777
         Accrued compensation                                    530                 (4,604)               6,016
         Deferred revenue                                      2,017                  6,164                2,470
         Restructuring accrual                               (11,491)                (4,442)                  --
                                                            ----------            ---------            ---------

              Net cash provided by (used in) operating
                activities                                    12,252                (27,795)              30,092

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                                   --                    --                (9,637)
   Sales of marketable securities                             21,054                 48,436               46,865
   Purchases of marketable securities                        (15,912)                (8,827)             (96,347)
   Purchase of property and equipment                         (3,242)               (16,402)             (16,011)
   Capitalization of software developed for internal use        (101)                  (193)                  --
   Capitalization of software development costs               (5,435)               (10,075)             (10,274)
   Purchase of software licenses                                (228)                  (582)                (816)
   Net change in cash due to conforming year-ends                 --                   (450)                  --
                                                            ----------            ---------            ---------

         Net cash (used in) provided by investing
           activities                                         (3,864)                11,907              (86,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit borrowings                                  (3,500)                 9,500                   --
   Payments of long-term liabilities                            (939)                  (246)                  58
   Proceeds from sale of common stock,
     net of issuance costs                                     1,420                  2,745               63,768
   Proceeds from exercise of stock options                     8,067                  4,474                3,336
                                                            ----------            ---------            ---------
         Net cash provided by financing activities             5,048                 16,473               67,162
                                                            ----------            ---------            ---------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                      (110)                   249                   23
                                                            ----------            ---------            ---------

NET INCREASE IN CASH                                          13,326                    834               11,057

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                20,725                 19,891                8,834
                                                            ----------            ---------            ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 34,051               $ 20,725            $  19,891
                                                            ==========            =========            =========

See accompanying notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED FEBRUARY 29, 2000

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

     Manugistics Group, Inc. ("the Company") is a global provider of intelligent supply chain optimization solutions for enterprises and evolving eBusiness trading networks. The Company's solutions, which include client assessment, software products, consulting services for implementation and solution support, can be optimized to the supply chain requirements of companies. The Company's solutions provide the Company's clients with the business intelligence to participate in various forms of trading relationships, from traditional linear supply chains to eBusiness trading networks. The Company's broad suite of solutions can help companies power profitable growth, increase revenues, lower overall costs and improve capital allocation through more effective operational decisions. Other operational benefits of implementing the Company's solutions can include greater speed to market, strengthened customer service, improved relationships among trading partners and increased inventory turns within and across the Company's clients' supply chains and eBusiness trading networks.

     The Company was incorporated in Delaware in 1986 to acquire Manugistics, Inc. (then known as STSC, Inc.), which was a subsidiary of Continental Telecom of Atlanta, Georgia and which is now the principal operating subsidiary of the Company. The Company completed its initial public offering of common stock in August 1993 and completed another underwritten offering of its common stock in August 1997.

Basis of Presentation

     The consolidated financial statements include the accounts of Manugistics Group, Inc., its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified for comparability with the current year's financial statement presentation.

     Effective June 1, 1998, the Company acquired TYECIN Systems, Inc. ("TYECIN") by merger and accounted for the transaction as a pooling of interests. Accordingly, all financial information included in these financial statements give retroactive effect to the combination for all periods presented. Previously, TYECIN's year-end was December 31, 1997. Effective March 1, 1998, TYECIN's year-end was changed to February 28 or 29. During the two-month period January and February 1998, TYECIN recorded revenues of approximately $609,000 and expenses of approximately $857,000. The resulting net loss of approximately $248,000 is directly reflected in the accumulated deficit in the Company's consolidated financial statements.

Use of Estimates

     The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Cash Equivalents

     Cash and cash equivalents are comprised principally of amounts in operating accounts, cash on hand, money market investments and other short-term instruments, stated at cost, which approximates market value, with original maturities of three months or less.

Marketable Securities

     The Company's short-term marketable securities are classified as "available-for-sale." These securities are recorded at fair value with unrealized gains and losses reported as a component of stockholders' equity and comprehensive loss. Realized gains and losses on available-for-sale securities are computed using the specific identification method. On February 29, 2000 and February 28, 1999, marketable securities consisted of investments in corporate debt, municipal bonds and other short-term investments which generally mature in one year or less.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and accounts receivable. The Company has policies that limit investments to investment grade securities and the amount of credit exposure to any one issuer. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential losses, but does not require collateral or other security to support clients' receivables. The Company's credit risk is also further mitigated because its customer base is diversified both by geography and by industry.

Property and Equipment

     Property and equipment is stated at cost. Furniture and fixtures are depreciated on a straight-line basis over three to ten years. Computer equipment and software are depreciated on a straight-line basis over two years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

Capitalized Software

     In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to clients. These costs are then amortized using the straight-line method over a period of two years.

Intangibles

     Intangibles include goodwill, customer lists, intellectual property and other items. Goodwill, equal to the fair value of consideration paid in excess of the fair value of the net assets purchased, has been recorded in conjunction with several of the Company's purchased business combinations and is being amortized on a straight-line basis over a period of five years. Customer lists acquired in conjunction with certain of the Company's purchased business combinations are amortized using the straight-line method over a period of five years (see Note 11). Intellectual property and other intangibles are amortized on a straight-line basis over a period of two to five years.

Internally Developed Software

     Effective fiscal 1999, certain costs to develop or obtain internal use software are capitalized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are amortized on a straight-line basis over a period of two to five years after completion or acquisition of the software.

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing an evaluation of recoverability, the estimated future undiscounted net cash flows of the assets are compared to the assets' carrying amount to determine if a write-down is required.

Fair Values of Financial Instruments

     The carrying values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and the line of credit approximate fair value due to the short maturities of such instruments. The carrying value of long-term debt approximates fair value based on current rates offered to the Company for debt with similar collateral and guarantees, if any, and maturities.

Foreign Currency Translation and Operations

     Assets and liabilities of the Company's international subsidiaries are translated at the exchange rate in effect on the balance sheet date. The related revenues and expenses are translated using the average exchange rate in effect during the reporting period. Foreign currency translation adjustments are disclosed as a separate component of stockholders' equity and comprehensive loss.

     The Company generates revenues from sales outside the United States which are denominated in foreign currencies, typically the local currency of the selling business unit. There are certain economic, political, technological and regulatory risks associated with operating in foreign countries. International sales and operations may be adversely affected by the imposition of governmental controls, foreign currency exchange rate fluctuations and economic instability.

Revenue Recognition

     Prior to March 1, 1998, the Company recognized revenue in accordance with the provisions of the AICPA Statement of Position No. 91-1 ("SOP 91-1"), "Software Revenue Recognition." Software license revenues from supply chain planning products were recognized upon the execution of a noncancellable license agreement and shipment of the software, provided that no significant vendor obligations remained outstanding, the license fee was fixed and amounts were due within one year and collection was considered probable by management. For transactions entered into after February 28, 1998, the Company recognized revenue in accordance with the provisions of AICPA Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions," which provide guidance in applying GAAP in recognizing revenues on software transactions and supersede SOP 91-1. SOP 97-2 requires that the Company have an executed software license agreement, the license fee be fixed and determinable and collection be deemed probable by management in order to record software license revenue. SOP 97-2 also requires revenues earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of the relative fair values of the elements. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

     Consulting service revenues are recognized when the services are provided, generally on a time and materials basis. Consulting service revenues consist primarily of implementation and training services related to the installation of the Company's products and typically do not include significant customization to or development of the underlying software code. Solution support revenues are deferred and recognized ratably over the term of the solution support contract, typically twelve months.

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

Comprehensive Loss

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." This statement establishes the rules for the reporting of comprehensive (loss) income and its components. The Company's comprehensive loss includes net loss, foreign currency translation adjustments and unrealized (losses) gains on short-term investments and is presented in the Consolidated Statements of Operations. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Fiscal 1998 financial statements have been reclassified to conform to the SFAS No. 130 requirements.

Net Loss Per Share

     Basic loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method.

Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value-based method of accounting. The Company has made the pro-forma net income and earnings per share disclosures in
Note 7, calculated as if the Company accounted for its stock-based compensation plan using the fair value-based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivatives and Hedging Activities." In May 1999, the FASB voted to defer the implementation of SFAS No. 133 for one year. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (b) a hedge of the exposure to variable cash flows of a forecasted transaction; or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement is to be effective for all annual and interim periods beginning after June 15, 2000. Management does not presently believe the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial position or results of operations in fiscal 2001.

     In April 2000, the FASB issued a final interpretation to address significant outstanding practice issues related to accounting for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The effective date of the issuance of the final interpretation, FASB Interpretation No. 44 ("FIN 44"), is July 1, 2000. The interpretation will be applied prospectively but will also cover events that occurred after December 15, 1998. There will be no effect resultant from FIN 44 on the financial statements issued prior to July 1, 2000. The Company will be required to record compensation expense associated with the change in the exercise price of stock options granted to employees which were repriced, which could cause a material, adverse impact on the Company's financial condition. As of February 29, 2000, the Company had approximately 927,272 repriced options outstanding.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):


                                                               February 29 or 28
                                                         2000                     1999
                                                         ----                     ----
Computer equipment and software                        $ 26,118                 $ 26,913
Office furniture and equipment                            6,526                    6,921
Leasehold improvements                                    7,959                    9,740
                                                       ----------               ---------
         Total                                           40,603                   43,574
Less:  accumulated depreciation                         (26,446)                 (21,742)
                                                       ----------               ---------
Total property and equipment                           $ 14,157                 $ 21,832
                                                       ==========               =========

3.   SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes costs incurred in the development of its software products for commercial availability. Software development costs include certain internal development costs, software costs purchased from third parties in connection with acquisitions (if the related software product under development has reached technological feasibility or if there are alternative future uses for the purchased software, provided the capitalized amounts will be realized over a period not exceeding five years) and purchased software license costs for products used in the development of the Company's products. Costs incurred prior to establishing technological feasibility are charged to product development expense as incurred. Software development costs are amortized at the greater of the amount computed using either: (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release; or (b) the ratio that current gross revenues bears to the total current and anticipated future gross revenues. Generally, an economic life of two years is assigned to capitalized software development costs.

     The Company capitalized software development costs and purchased licensed software to be resold of $5,663,000, $10,657,000 and $11,090,000 and recorded amortization expense of $9,689,000, $11,014,000 and $8,277,000 for fiscal 2000,
1999 and 1998, respectively. In addition, an additional $9,940,000 is recorded in the fiscal 1998 balance for purchased software development costs capitalized in connection with the acquisition of ProMIRA Software Inc. (see Note 11).

     The amortization expense amounts for fiscal 2000, 1999 and 1998 include write-offs totaling approximately $366,000, $1,432,000 and $1,897,000, respectively, of previously capitalized software development costs. These capitalized costs were deemed to exceed their future net realizable value as a result of new technologies developed by the Company and acquired in connection with acquisitions.

4.   INTANGIBLES

Intangibles consists of the following (in thousands):


                                                               February 29 or 28
                                                         2000                     1999
                                                         ----                     ----
Goodwill                                               $ 12,135                 $ 12,135
Customer lists                                              214                      214
Intellectual property                                       750                      750
Non-compete agreements                                      217                      217
Software developed for internal use                         294                      193
Other                                                        56                       46
                                                       ----------               ---------
Total                                                    13,666                   13,555
Less:  accumulated amortization                          (6,349)                  (4,173)
                                                       ----------               ---------
Total intangibles                                       $ 7,317                  $ 9,382
                                                       ==========               =========

In January 1999, the Company wrote off $1,354,000 of goodwill representing a gross balance of $3,872,000 and accumulated amortization of $2,518,000 related to the acquisitions of certain assets of Information Resources, Inc. ("IRI") and Marketing Systems, Inc. The Company determined that goodwill balances were impaired such that undiscounted cash flows pertaining to the goodwill could not support the goodwill balance recorded.

5.   LONG-TERM LIABILITIES

Long-term liabilities consisted of the following (in thousands):


                                                               February 29 or 28
                                                         2000                     1999
                                                         ----                     ----
Notes payable                                             $ 102                    $ 987
Capital lease obligations (see Note 6)                       31                       64
Deferred rent                                               410                      431
                                                       ----------               ---------

Total                                                     $ 543                  $ 1,482
Less - current portion                                     (260)                  (1,028)
                                                       ----------               ---------

Total long-term liabilities                               $ 283                    $ 454
                                                       ==========               =========

Notes Payable - The Company has some outstanding notes payable which accrue interest at rates ranging from 1.93% to 6.25% as of February 29, 2000. Principal repayment requirements for each of the four succeeding fiscal years beginning March 1, 2000 are as follows: $43,000 for 2001, $24,000 for 2002, $24,000 for
2003 and $11,000 for 2005.

Line of Credit - The Company has an unsecured revolving credit facility with a commercial bank. As of February 29, 2000, $6 million was outstanding on the revolving credit facility. This $6 million was repaid in March 2000. During the third quarter, the Company renewed its revolving credit facility. The current agreement, which the Company intends to renew, will expire in September of 2000. Under its terms, the Company may request cash advances, letters of credit or both in an aggregate amount of up to $20 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount.

6. COMMITMENTS AND CONTINGENCIES

     COMMITMENTS - The Company leases office space, office equipment and automobiles under operating leases and various computers and other equipment under capital leases. Property acquired through capital leases amounted to $828,000 and $881,000 at February 29, 2000 and February 28, 1999, respectively and has been included in computer equipment and software (Note 2). Total accumulated amortization relating to these leases was $806,000 and $850,000 as of February 29, 2000 and February 28, 1999, respectively.

     Rent expense for operating leases for fiscal 2000, 1999 and 1998 was approximately $9,712,000, $16,020,000 and $7,754,000, respectively. The future minimum lease payments under these capital and operating leases for each of the succeeding fiscal years beginning March 1, 2000 are as follows (in thousands):


                                                              Capital                   Operating
                                                               Leases                     Leases
                                                            -----------               -------------
2001                                                          $    17                      $ 17,500
2002                                                                9                        15,024
2003                                                                9                         9,841
2004                                                               --                         6,495
2005                                                               --                         5,449
Thereafter                                                         --                        36,984
                                                              ----------               -------------

Total minimum lease payments                                       35                        91,293

Less sublease income                                               --                        (2,733)
Less amount representing interest                                  (4)                           --
                                                              ----------               -------------

Present value of net minimum lease payments                   $    31                      $ 88,560
                                                              ==========               =============


     Contingencies - The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of any of these disputes or litigation will have a material effect on the Company's financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company's business, operating results, financial condition and cash flows.

     The Company has previously disclosed in its periodic reports filed with the Securities and Exchange Commission that, on March 7, 1997, the Company, as part of the acquisition of certain assets of IRI, entered into several agreements with IRI, including a Data Marketing and Guaranteed Revenue Agreement ("Agreement") and an Asset Purchase Agreement ("Purchase Agreement"). The Agreement set forth the obligations of the parties with regard to revenues to be paid to IRI from the sale by the Company of specified products provided by IRI. Under the terms of the Agreement, the Company guaranteed revenue to IRI in a total amount of $16.5 million over a period of years following execution of the Agreement by way of three separate revenue streams.

     The Company made an initial payment of approximately $500,000 to IRI. In addition, as part of its commitment, the Company agreed to guarantee revenues to IRI in a total amount of $12 million over an initial three-year period from execution of the agreement ("First Revenue Stream"). The Company asserted that its ability to market the IRI products had been impaired, which, under the terms of the Agreement, obligates the parties to restructure the payments and/or modify the obligations with regard to the First Revenue Stream. IRI responded, disagreeing that an impairment existed and in the alternative, that any impairment was corrected.

     The parties discussed their disagreement over the impairment issue until IRI filed a complaint in the Circuit Court of Cook County, Illinois on January 15, 1999. The complaint alleged breach of the Agreement and initially sought damages of approximately $12,000,000 for the Company's failure to make guaranteed payments. The complaint also alleged a breach of a separate Non-Competition and Non-Solicitation Agreement executed at the same time as the Agreement and sought damages in an amount in excess of $100,000. The Company filed a Motion to Stay Proceedings and Compel Arbitration, which was granted as to the claim under the Agreement and denied as to the claim under the Non-Competition and Non-Solicitation Agreement. Arbitration
proceedings have commenced under the auspice of the American Arbitration Association.

     In the arbitration, IRI seeks a total of $15,930,563 in damages. The amount now sought by IRI includes amounts which it claims are due under a second revenue stream under the Agreement, triggered by the resolution of IRI's lawsuit with Think Systems Corporation. The second revenue stream represents a total guaranteed revenue of $1.75 million for the first and second year following the Think Systems settlement and $2.25 million for the third year following the settlement. The Company contends that the conditions to these amounts becoming due under the second revenue stream have not been satisfied and that no amounts are due to IRI, because, among other reasons, of a failure of consideration in the overall transaction. Both the Cook County action and the arbitration proceeding are in the early stages; coordinated discovery in both proceedings has commenced and is scheduled to be completed in October 2000.

     One of the Company's clients submitted to the Company by letter a claim for damages based on alleged breaches of a software license agreement entered into with one of the Company's foreign subsidiaries in fiscal 1997. The client claims damages in the amount of approximately $6.5 million, a significant portion of which consists of consequential damages. The Company is in the process of responding to the letter and the Company believes that it has meritorious defenses to these claims and could assert a significant counterclaim against the client.

     The Company has also received a letter from a foreign company asserting, on the basis of information in the Company's press releases, that certain of the Company's supply chain planning solutions which the Company sells infringe on that company's patents. The Company believes that its systems and solutions do not infringe on the foreign company's patents and the Company intends to respond appropriately.

     The ultimate outcome of these proceedings, as with litigation generally, is inherently uncertain and it is possible that these matters may be resolved adversely to the Company. The adverse resolution of these proceedings could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

7. STOCKHOLDERS' EQUITY

Preferred Stock

     The Company has authorized 4,620,253 shares of $.01 par value preferred stock. As of February 29, 2000, no preferred shares were outstanding.

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

Stock Split

     On May 9, 1997, the Board of Directors of the Company declared a two-for-one stock split on the Company's common stock, which was paid in the form of a 100% stock dividend on June 11, 1997 to shareholders of record as of May 23, 1997. The shares outstanding, weighted average shares, amounts per share and all other references to shares of common stock reported have been restated to give effect to the stock split.

Net Loss per Share

     The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computation for the periods presented (in thousands):


                                                                             February 29 or 28

                                                                2000                1999               1998
                                                                ----                ----               ----
Weighted average common shares                                  27,486              26,402             23,484
Dilutive potential common shares                                    --                  --                 --
                                                              ----------          ---------          ---------

Shares used in diluted share computation                        27,486              26,402             23,484
                                                              ----------          ---------          ---------

Net loss                                                      $ (8,945)           $(96,112)          $(13,165)
                                                              ==========          =========          =========

Basic loss per share                                          $  (0.33)             $(3.64)            $(0.56)
                                                              ==========          =========          =========

Diluted loss per share                                        $  (0.33)             $(3.64)            $(0.56)
                                                              ==========          =========          =========

     The dilutive effect of options of approximately 1.9 million, 1.3 million and 3.8 million shares has not been considered in the computation of diluted loss per share in fiscal 2000, 1999 and 1998, respectively, because including these shares would be anti-dilutive.

Employee Stock Purchase Plan

     In October 1994, the Company adopted an employee stock purchase plan ("ESPP") that authorizes the Company to sell up to 1,500,000 shares of common stock to employees through voluntary payroll withholdings. The stock price to be paid by employees is equal to 85% or 95% of the lower average market price as reported on the National Association of Securities Dealers Automated Quotation system from either the first or last day of each six-month withholding period. Payroll deductions may not exceed the lesser of 10% of a participant's compensation or $25,000 per year. The number of shares purchased under this plan by employees totaled 123,493 shares, 194,013 shares and 69,113 shares in fiscal 2000, 1999 and 1998, respectively. The weighted average fair value of shares purchased in fiscal 2000, 1999 and 1998 was $13.34, $16.62 and $44.88, respectively.

Stock Options

     Effective July 24, 1998, the Company adopted the 1998 Stock Option Plan ("1998 Plan") under which incentive and non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to 5,237,900 new shares of common stock at prices not less than the fair market value at the time of grant. Prior to the adoption of the 1998 Plan, the Company had additional plans under which it granted stock options including the 1994 Employee Stock Option Plan ("1994 Plan"), the 1994 Outside Directors
Non-qualified Stock Option Plan ("1994 Director Plan"), the 1994 Executive Incentive Stock Option Plan ("1994 Executive Plan") and the 1996 Employee Incentive Stock Option Plan ("1996 Plan"). No new options will be granted under these additional stock option plans, which will remain in effect with respect to options outstanding under such plans until such options are exercised, terminated or expire. As of February 29, 2000, the Company has cumulatively granted options on 1,972,418 shares under the 1998 plan, 4,961,895 shares under the 1994 plan, 381,500 shares under the 1994 Director Plan, 120,190 shares under the 1994 Executive Plan and 1,570,000 shares under the 1996 Plan.

     Under the 1998 Plan, the vesting period for new options issued is in accordance with the Incentive and Non-Qualified Stock Option Policy approved by the compensation committee of the Board of Directors. The majority of options outstanding under the plan vest and become exercisable ratably over a four-year period from the date of grant. The right to exercise the vested options expires upon the earlier of either ten years (or for options granted prior to 1994, eleven years) from the date of grant or within thirty days of termination of employment.

     During  fiscal  2000,  the  Company  also  granted  a  total  of  3,670,000 non-qualified stock options to several of the Company's executive officers. These stock option grants were approved by the company's Board of Directors and were not granted under any of the above mentioned stock option plans. These shares vest and become exercisable over periods ranging from immediate vesting to monthly vesting over a period of five years from the date of grant.

     Effective January 29, 1999, the Company completed a stock option repricing program in which options to purchase a total of approximately 1.52 million shares of the Company's common stock were repriced. Under the repricing program, which was approved by the shareholders of the Company, outstanding options (other than those held by executive officers and directors) surrendered for repricing were exchanged for an equivalent number of repriced options. The exercise price of the repriced options is $8.75 per share (the fair market value of the common stock at that date) and the four-year vesting schedule of each option restarted on February 1, 1999. In conjunction with the Company's restructuring, the Compensation Committee of the Board of Directors, pursuant to authority granted to it under the related option plans, modified the annual vesting provisions of the repriced options to provide that the vesting for the first two years would be accelerated if certain earnings milestones are met in fiscal 2000 and 2001.

     Under FASB Interpretation No. 44 ("FIN 44"), which is retroactive to option repricings effected after December 15, 1998, companies are required to treat repriced options as compensatory options accounted for using variable accounting treatment. As a result, companies will need to record non-cash compensation expense, over the term of the option, based upon increases in the market price of the companies' common stock over the market price at July 1, 2000. The impact of FIN 44 could cause a material, adverse impact on the Company's financial condition. As of February 29, 2000, the Company had approximately 927,272 repriced options outstanding.

     A summary of the status of the Company's stock option plans and changes during the fiscal years is presented below with share amounts in thousands:


                                                                    FEBRUARY 29 OR 28
                                            2000                           1999                              1998
                                           -----                          ------                             -----
                                  OPTIONS TO                     OPTIONS TO                      OPTIONS TO
                                   PURCHASE      WTD. AVG.        PURCHASE       WTD. AVG.        PURCHASE       WTD. AVG.
                                    SHARES       EX. PRICE         SHARES        EX. PRICE         SHARES        EX. PRICE
                                  ----------    -----------      -----------    -----------      ----------      ---------
Outstanding at beginning of year      4,423       $ 11.90            4,421         $16.77            3,824         $6.78
Options granted at market value       4,880         11.83            3,091          15.84            1,503         36.64
Options granted greater than
  market value                        1,100         23.36               15          37.73               45         22.47
Exercised                            (1,204)         6.68             (751)          5.94             (777)         4.34
Cancelled                            (1,214)        15.77           (2,353)         28.79             (174)        16.85
                                  ----------                      ---------                      ----------

Outstanding at end of year            7,985       $ 13.65            4,423         $11.90            4,421        $16.77
                                  ----------                      ---------                      ----------

Exercisable at end of year            1,426                          1,303                           1,357
                                  ==========                      =========                      ==========

     The weighted average fair value of options granted in fiscal 2000, 1999 and 1998 was $13.95, $15.93 and $16.48 per share, respectively. A summary of the weighted average remaining contractual life and the weighted average exercise price of options outstanding as of February 29, 2000 is presented below with share amounts in thousands:


   Range of               Number          Weighted Avg.                                Number
   Exercise            Outstanding         Remaining           Weighted Avg.        Exercisable       Weighted Avg.
    Prices              at 2/29/00      Contractual Life      Exercise Price          at 2/29/00     Exercise Price
-------------          -----------      ----------------      --------------        ------------    ---------------
$0.92-$7.56                  409                5.44                $5.83                 331               $5.51
  7.64-7.81                2,004                9.15                 7.81                 337                7.81
  7.84-9.72                1,922                6.46                 9.04                 321                9.02
 9.75-18.63                1,994                6.68                13.01                 221               11.76
18.72-64.13                1,656                5.18                28.78                 216               36.23
-------------          -----------      ----------------      --------------        ------------    ---------------
$0.92-$64.13               7,985                6.87               $13.65               1,426              $12.45
                       ===========                                                  ============

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

Had compensation cost for these plans been recorded, the Company's net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:


                                                                    February 29 or 28

                                                    2000                   1999                   1998
                                                    ----                   ----                   ----
Net  loss                                         $(24,211)              $(105,188)             $(23,314)
Basic  loss per share                               $(0.88)                 $(3.98)                $(.99)
Diluted loss per share                              $(0.88)                 $(3.98)                $(.99)

     The decrease in the fair value of stock options granted in 1999 resulted primarily from a significant decrease in the price of the Company's common stock during fiscal 1999 from fiscal 1998. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to March 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Additionally, the fiscal 2000, 1999 and 1998 pro forma amounts include $567,000, $964,000 and $435,000, respectively, related to purchases under the employee stock purchase plan.

The fair value of options granted was estimated assuming no dividends and using the following weighted-average assumptions for each of the fiscal years presented:


                                               OPTIONS                                           ESPP
                                               -------                                           ----
                              2000             1999               1998             2000          1999          1998
                              ----             ----               ----             ----          ----          ----
Risk-free interest  rates     5.63%          5.15-5.52%        6.20-6.59%          4.87%         5.17%         5.65%
Expected term               3.83 yrs.         3.09 yrs.       2.62-7.69 yrs.      6 mos.        6 mos.        6 mos.
Volatility                    .7216         .6051-.6800            0.6038          .7000        0.6259        0.6044

8. RETIREMENT PLANS

     The Company has two defined contribution retirement savings plans (one in the U.S. and another in the U.K.) under the terms of which the Company matches a percentage of the employees' qualified contributions. New employees are eligible to participate in the plans upon completing one month of service. The Company's contribution to the plans totaled $1,595,000, $1,669,000 and $1,045,000 for fiscal 2000, 1999 and 1998, respectively.

9. INCOME TAXES

Income Tax Provision - The components of the (benefit) provision for income taxes are as follows in thousands:


                                                                          February 29 or 28

                                                           2000                 1999                 1998
                                                           ----                 ----                 ----
Current:
   Federal                                               $     69             $(2,392)               $7,522
   State                                                        9                (231)                2,069
   Foreign                                                    674                 428                   710
                                                         ---------            ----------           ----------

     Total current provision (benefit)                        752              (2,195)               10,301

Deferred:
   Federal                                                   (936)              3,976               (18,891)
   State                                                       --                  --                    18
   Foreign                                                     --               1,164                  (453)
                                                         ---------            ----------           ----------

     Total deferred (benefit) provision                      (936)              5,140               (19,326)
                                                         ---------            ----------           ----------
Total (benefit) provision for income taxes               $   (184)             $2,945              $ (9,025)
                                                         =========            ==========           ==========

The net income tax benefits related to the exercise of stock options were allocated to additional paid-in capital. Such amounts were approximately $0, $1,928,000 and $7,731,000, for fiscal 2000, 1999 and 1998, respectively.

Deferred Income Taxes - The components of the Company's deferred tax assets and liabilities are as follows in thousands:


                                                                               February 29 or 28

                                                                        2000                       1999
                                                                        ----                       ----
Deferred tax assets:
Uncollectable receivables and sales returns                                $594                     $2,429
     Accrued rents and other expenses                                     2,508                      2,549
     Operating loss carryforwards:
         Domestic                                                        24,505                     15,854
         Foreign                                                         13,928                      8,452
     Restructuring charge                                                 5,166                     13,344
     Tax credit carryforwards                                             2,592                      1,937
     Software revenue recognition                                           274                        117
     Depreciation and amortization                                       22,261                     21,312
     Accrued commissions                                                     --                        188
     Other temporary differences                                             40                          8
                                                                     ------------               -----------

         Total deferred tax assets                                       71,868                     66,190
         Less:  valuation allowance                                     (52,933)                   (47,039)
                                                                     ------------               -----------

              Total deferred tax assets                                  18,935                     19,151

Deferred tax liabilities:
     Software developments costs                                         (2,743)                    (4,619)
     Deferred revenue                                                    (1,036)                      (385)
     Accrued commissions                                                    (74)                        --
                                                                     ------------               -----------

         Total deferred tax liabilities                                  (3,853)                    (5,004)
                                                                     ------------               -----------

         Net deferred tax assets                                        $15,082                    $14,147
                                                                     ============               ===========

     Based upon the Company's historic taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that operating income will more likely than not be insufficient to cover all of the deferred tax assets, therefore, the valuation allowance has been increased in the current year to $52,932,759 resulting in a net deferred tax asset of $15,081,945.

     At February 29, 2000, the Company had a total of $61,756,000 of federal and $37,486,000 of foreign net operating loss carry-forwards ("NOLs") available to offset future taxable income in those respective taxing jurisdictions. The federal NOLs expire in the years 2011 through 2020. Approximately $15,214,000 of the foreign NOLs expire during the fiscal years 2000 to 2005 while the remaining NOLs are available in perpetuity. The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside the United States. Accordingly, no United States income tax on these earnings has been provided.

Effective and Statutory Rate Reconciliation - The difference between the income tax provision and the amount computed by applying the federal statutory income tax rate to pretax accounting income is summarized as follows in thousands:


                                                                             February 29 or 28

                                                                2000                1999               1998
                                                                ----                ----               ----
(Benefit) provision computed at federal statutory rate        $ (3,193)           $(32,608)          $(7,767)
Increase (reduction) in taxes resulting from:
   State and foreign taxes, net of federal benefit                (388)               (998)           (1,450)
   Change in valuation allowance                                 3,256              40,864             1,052
   Benefit of net operating loss carrybacks and tax credits         --              (4,052)           (1,255)
   Foreign items                                                    --                 953               529
   Meals, entertainment and other non-deductible expenses          545                  --                --
   Tax exempt income                                               (85)               (417)             (349)
   Other                                                          (319)               (797)              215
                                                              ----------          ---------          ---------

(Benefit) provision for income taxes                           $  (184)             $2,945           $(9,025)
                                                              ==========          =========          =========

10.  OTHER INCOME

Other Income - Other income consists of the following (in thousands):


                                                               February 29 or 28

                                                  2000               1999                1998
                                                  ----               ----                ----
Interest income                                  $ 1,989           $  3,294             $ 2,774
Interest expense                                    (104)              (225)               (110)
Other                                               (496)              (707)                199
                                                ----------         ----------          ---------

Total other income                               $ 1,389           $  2,362             $ 2,863
                                                ==========         ==========          =========

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

     Previously, TYECIN's year-end was December 31, 1997. Effective March 1, 1998, TYECIN's year-end was changed to February 28. During the two-month period January and February 1998, TYECIN recorded revenues of approximately $609,000 and expenses of approximately $857,000. The resulting net loss of approximately $248,000 is directly reflected in accumulated deficit in the Company's consolidated financial statements.

Fiscal 1998 Business Combinations

     During fiscal 1998, the Company made three acquisitions that have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired under each transaction was accounted for as goodwill. Amounts allocated to certain intangibles, including goodwill, are being amortized on a straight-line basis over five years. The consolidated financial statements include the operating results of each acquisition from the date of the acquisition.

     In February 1998, the Company acquired ProMIRA Software, Inc. ("ProMIRA"), a provider of supply chain planning software for manufacturers of complex products in industries such as high technology, electronics and motor vehicles and parts. The total purchase price was approximately $64,500,000, comprised of cash, 1,550,000 shares of common stock and options to purchase 78,379 shares of common stock valued at $57.8 million and acquisition costs. The purchase price was allocated based on a fair value appraisal obtained from a nationally recognized independent appraisal firm and included allocations to certain intangible assets, such as existing software products which had reached technological feasibility and in-process software development efforts which had not reached technological feasibility ("purchased research and development"). The write-off of purchased research and development resulted in a non-recurring charge to the Company's operating results and reduced net income for fiscal 1998 by $28,653,000 ($47,340,000, inclusive of income tax benefits of $18,687,000) or
$1.22 basic and $1.15 diluted income per share.

     In June 1997, the Company acquired Synchronology Group Limited, a closely-held company that provides manufacturing planning and scheduling consulting services. In March 1997, the Company entered into a definitive agreement to acquire certain assets of IRI. (See Note 6 for certain information regarding litigation commenced by IRI against the Company.) The total purchase prices of these acquisitions were approximately $3,200,000 and $1,900,000, respectively and consisted primarily of cash, assumed liabilities and acquisition costs.

12. RESTRUCTURING OF OPERATIONS

     In the third  and  fourth  quarters  of 1999,  the  Company  announced  and implemented a restructuring plan aimed at reducing costs and returning the Company to profitability. The restructuring plan was necessitated due to the Companys' poor financial performance throughout fiscal 1999, which resulted from various factors including but not limited to poor sales execution, new and stronger competitive factors, lengthening of sales cycles and prospects' concerns about the Year 2000 and global economic conditions. The Company reorganized to focus on the core business of providing supply chain solutions to companies with dynamic supply chains, specifically those in the customer-driven industries. The Company also planned on expanding product innovation to support transforming the supply chain to an e-chain and include interface and integration technologies in addition to expanding the Companys' distribution channels. As a result of the restructuring, the Company recorded charges of $700,000 and $33.1 million in the third and fourth quarters, respectively, in fiscal 1999. The components of the charge included (in thousands):


Severance and related benefits                                                    $4,094
Lease obligations and terminations                                                20,200
Write-down of property, equipment and leasehold improvements                       6,418
Write-down capitalized software development costs                                  1,343
Write-down goodwill                                                                1,354
Other                                                                                366
                                                                                ---------
Total restructuring charge                                                       $33,775
                                                                                =========

     Due to the redirection of the core business strategy, the Company eliminated 412 positions, across all divisions, primarily located throughout its U.S. operations of which 330 were terminated prior to year-end. The Company has paid approximately $1.8 million and $2.9 million in severance related costs for the years ending February 29, 2000 and February 28, 1999, respectively, with the remaining to be paid out during fiscal 2001.

     The provision for lease obligations and terminations related primarily to future lease commitments on office facilities that were closed as part of the restructuring. The charge represented future lease obligations, net of projected sublease income, on such leases past the dates the offices were closed by the Company. At the time of the restructuring, some of these subleases were in negotiation but had not been finalized and therefore the charge included management's estimates of the likely outcome of these negotiations. Sublessors were located during fiscal 2000 for many of the locations and the original estimates were adjusted, as necessary. Cash payments on the leases and lease terminations will occur over the remaining lease terms, the majority of which expire prior to 2009.

     The $6.4 million write-down of operating assets and $1.3 million write-down of capitalized software development costs relates to a charge to reduce the carrying amount of certain equipment, furniture and fixtures, leasehold improvements and capitalized software development costs to their estimated net realizable value, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The Company also recorded a charge of $1.4 million to write-down goodwill, which was deemed to have a carrying value in excess of the estimated net realizable value. The net realizable value of these assets was determined based on management estimates, which considered such factors as the nature and age of the assets to be disposed of, the timing of the write-down and the method and potential costs of the disposal. Such estimates will be monitored each quarter and adjusted if necessary.

The following table depicts the restructuring activity through February 29, 2000 (in thousands):


                                         FY           Balance                                                         Balance
                        Initial         1999        February 28,     Adjustment    Utilization of      Accrual        February
                        Charge        Activity          1999          To Charge          Cash          Non-Cash       29, 2000
                       ----------     ----------    -------------    ------------     -----------     -----------    ------------
Severance costs        $  4,094       $ (2,942)         $  1,152        $  1,590       $ (1,822)          $   --        $    920
Lease obligation costs   20,200         (1,286)           18,914          (2,750)        (9,200)              --           6,964
Impairment of
 long-lived assets        9,115         (7,406)            1,709           (220)           (443)         (1,046)               0
Other                       366           (214)              152           (126)            (26)              --               0
                       ----------     ----------    -------------    ------------     -----------     -----------    ------------
Total                  $ 33,775       $(11,848)        $  21,927       $ (1,506)       $(11,491)       $ (1,046)       $   7,884
                       ==========     ==========    =============    ============     ===========     ===========    ============

During the year ended February 29, 2000, the Company reduced its previously recorded restructuring charge by approximately $1.5 million. These adjustments related primarily to the sub-lease of property that management had believed, at the time of the restructuring, would not be sublet, which were offset by increases in the accrual for severance costs due to the finalization of several executive employee terminations previously identified by management.

13. SEGMENT INFORMATION

     The Company and its subsidiaries are principally engaged in the design, development, marketing, licensing and support and implementation of an integrated suite of supply chain planning software products. Substantially all revenues result from the licensing of the Company's software products and related consulting and solution support services. The Company's chief operating decision makers review financial information, presented on a consolidated basis, accompanied by desegregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, consulting and support of its software applications.


                                                                       February 29 or 28

Geographic Areas                                        2000                  1999                   1998
                                                        ----                  ----                   ----
                                                                         (in thousands)
Revenues:
     Americas                                          $ 112,033             $ 138,734              $ 152,572
     Europe                                               39,645                45,356                 35,708
     Asia/Pacific                                         15,027                 7,509                  5,890
     Eliminations                                        (14,272)              (14,035)               (13,907)
                                                    -------------         --------------         -------------
                                                       $ 152,433             $ 177,564              $ 180,263
                                                    =============         ==============         =============

Loss from operations:
     Americas                                               (497)            $ (75,795)             $ (23,148)
     Europe                                                1,435                   499                  9,595
     Asia/Pacific                                          2,937                (6,198)                 2,407
     Eliminations                                        (14,393)              (14,035)               (13,907)
                                                    -------------         --------------         -------------

                                                      $  (10,518)            $ (95,529)             $ (25,053)
                                                    =============         ==============         =============

Identifiable assets:
     Americas                                          $ 165,336             $ 222,352              $ 289,701
     Europe                                               39,163                34,587                 22,932
     Asia/Pacific                                          4,632                (1,375)                 3,195
     Eliminations                                        (56,703)              (83,234)               (90,613)
                                                    -------------         --------------         -------------
                                                       $ 152,428             $ 172,330              $ 225,215
                                                    =============         ==============         =============

No single customer accounted for 10% or more of the Company's net sales in fiscal 2000, 1999 or 1998.

14. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest amounted to approximately $104,000, $227,000 and $110,000 in fiscal 2000, 1999 and 1998, respectively. Cash paid for income taxes amounted to approximately $96,000, $1,400,000 and $3,478,000 in fiscal 2000, 1999 and 1998, respectively.

Supplemental information of non-cash investing and financing activities is as follows:

     During fiscal 2000, 1999 and 1998, the Company received income tax benefits of $0, $1,928,000 and $7,731,000, respectively, relating to the exercise of stock options. The benefits were recorded as an increase to additional paid-in capital.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly consolidated financial information for fiscal 2000 and 1999 follows:


                                                  1st Quarter       2nd Quarter       3rd Quarter           4th Quarter
                                                  -----------       -----------       ------------          -----------
2000                                                             (in thousands, except per share data)
----
Total revenues                                      $ 39,193           $ 33,795            $ 35,794           $ 43,651
Operating (loss) income                                 (138)            (4,455)             (5,150)              (775)
Net income (loss)                                        389             (3,435)             (4,805)            (1,094)
Basic income (loss) per share                         $ 0.01           $  (0.13)            $ (0.17)           $ (0.04)
Shares used in basic share computation                27,011             27,291              27,590             28,051
Dilutive income (loss) per share                      $ 0.01           $  (0.13)            $ (0.17)           $ (0.04)
Shares used in diluted share computation              27,279             27,291              27,590             28,051

1999
----
Total revenues                                      $ 41,123           $ 52,940            $ 43,044           $ 40,457
Restructuring costs                                       --                 --                 701             33,074
Acquisition-related expenses                              --              3,095                  --                 --
Operating loss                                       (14,425)           (10,340)            (15,885)           (54,879)
Net loss                                              (8,539)            (5,966)            (10,407)           (71,200)
Basic loss per share                                $  (0.33)           $ (0.23)            $ (0.39)           $ (2.66)
Shares used in basic share computation                26,253             26,415              26,520             26,755
Dilutive loss per share                             $  (0.33)           $ (0.23)            $ (0.39)           $ (2.66)
Shares used in diluted share computation              26,253             26,415              26,520             26,755

Included in the second quarter of fiscal 1999 are non-recurring charges related to the TYECIN acquisition (Note 11). Included in the third and fourth quarters of fiscal 1999 are charges related to the corporate-wide restructuring (Note
12).

                                    * * * * *

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Stockholders and Board of Directors of Manugistics Group, Inc.:

     We have audited the consolidated financial statements of Manugistics Group, Inc. (the Company) and its subsidiaries as of February 29, 2000 and February 28, 1999, and for each of the three years in the period ended February 29, 2000, and have issued our report thereon dated March 23, 2000; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of Manugistics Group, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

DELOITTE & TOUCHE LLP
McLean,VA
March 23, 2000

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)


                                            Balance at         Charged to                           Balance at
                                             Beginning         Costs and                                End
                                             of Period          Expenses          Write-offs         of Period
                                          ----------------    -------------     ---------------    --------------
Allowance for doubtful accounts
and sales returns
Year ended February 29,2000                    6,299             1,251             (5,675)             1,875
Year ended February 28,1999                    2,099             6,940             (2,740)             6,299
Year ended February 28,1998                    1,235             1,517              (653)              2,099