Form 10-Q
period 2000-05-31
MANUGISTICS GROUP INC
filed 2000-07-14
CIK 908440

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

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

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

                                  Yes   X   No
                                     ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28.5 million shares of common stock, $.002 par value per share, as of July 12, 2000.
================================================================================

                             MANUGISTICS GROUP, INC.

                                TABLE OF CONTENTS


                                                                              Page
                                                                              ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -
                May 31, 2000 (Unaudited) and February 29, 2000                   3

              Condensed Consolidated Statements of Income -
                Three months ended May 31, 2000 and 1999 (Unaudited)             4

              Condensed Consolidated Statements of Cash Flows -
                 Three months ended May 31, 2000 and 1999 (Unaudited)            5

              Notes to Condensed Consolidated Financial Statements -
                May 31, 2000 (Unaudited)                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                        8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk        16

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                 17

Item 6.       Exhibits and Reports on Form 8-K                                  18

              SIGNATURES                                                        19



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MANUGISTICS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                   May 31,    February 29,
                                                                    2000          2000
                                                                    ----          ----
                                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                     $  24,071    $  34,051
   Marketable securities                                            18,877       17,496
   Accounts receivable, net of allowance for doubtful
     accounts of $2,468  and $1,875 at May 31, 2000 and
     February 29, 2000, respectively                                47,072       38,705
   Other current assets                                              7,900        9,252
                                                                 ---------    ---------

         Total current assets                                       97,920       99,504
                                                                 ---------    ---------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION             13,935       14,157

NONCURRENT ASSETS:
   Software development costs, net of accumulated amortization      15,756       16,514
   Intangible assets, net of accumulated amortization                6,938        7,317
   Deferred tax asset                                               15,462       12,776
   Other non-current assets                                          3,173        2,160
                                                                 ---------    ---------

         Total non-current assets                                   41,329       38,767
                                                                 ---------    ---------

TOTAL ASSETS                                                     $ 153,184    $ 152,428
                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $   5,216    $   5,792
   Accrued compensation                                              6,463        8,345
   Other current liabilities                                        13,533       10,679
   Deferred revenue                                                 26,908       26,727
   Current portion of restructuring accrual                          3,456        5,130
   Line of credit                                                    6,000        6,000
                                                                 ---------    ---------

         Total current liabilities                                  61,576       62,673
                                                                 ---------    ---------

LONG-TERM LIABILITIES                                                  235          283
RESTRUCTURING ACCRUAL - LONG-TERM                                    2,582        2,754
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
   Preferred stock                                                      --           --
   Common stock, $0.002 par value per share;100,000,000 shares authorized; 29,208,796 and 29,047,162 shares issued, and
     28,456,286 and 28,294,652 shares outstanding at May 31,
     2000 and February 29, 2000, respectively                           58           58
   Additional paid-in capital                                      192,937      189,480
   Accumulated deficit                                            (103,354)    (102,203)
   Accumulated other comprehensive (loss) income                      (133)         100
   Treasury stock - 752,510 shares, at cost                           (717)        (717)
                                                                 ---------    ---------

         Total stockholders' equity                                 88,791       86,718
                                                                 ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 153,184    $ 152,428
                                                                 =========    =========



   See accompanying notes to the condensed consolidated financial statements.

                             MANUGISTICS GROUP, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share data)

                                          Three months ended May 31,
                                               2000        1999
                                               ----        ----
REVENUES:
  License fees                               $ 25,973    $ 13,097
  Consulting, solution support and other
    services                                   24,546      26,096
                                             --------    --------

      Total  revenues                          50,519      39,193
                                             --------    --------

OPERATING EXPENSES:
  Cost of license fees                          5,257       2,857
  Cost of consulting, solution support and
    other services                             11,678      11,619
  Sales and marketing costs                    22,977      13,839
  Product development expenses                  7,770       6,994
  General and administrative costs              5,004       3,940
  Restructuring costs                              --          82
                                             --------    --------

     Total operating expenses                  52,686      39,331
                                             --------    --------

LOSS FROM OPERATIONS                           (2,167)       (138)

OTHER INCOME-NET                                  283         357
                                             --------    --------

NET (LOSS) INCOME BEFORE INCOME TAXES          (1,884)        219

BENEFIT FOR INCOME TAXES                         (733)       (170)
                                             --------    --------

NET (LOSS) INCOME                            $ (1,151)   $    389
                                             ========    ========

BASIC NET (LOSS) INCOME PER SHARE            $  (0.04)   $   0.01
                                             ========    ========

DILUTED NET (LOSS) INCOME PER SHARE          $  (0.04)   $   0.01
                                             ========    ========

SHARES USED IN COMPUTATION:

BASIC                                          28,433      27,011
                                             ========    ========

DILUTED                                        28,433      27,279
                                             ========    ========

   See accompanying notes to the condensed consolidated financial statements.

                             MANUGISTICS GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                   Three months ended May 31,
                                                                         2000         1999
                                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                    $ (1,151)   $    389
Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                       5,104       5,331
    Deferred tax asset                                                   (833)        (95)
    Tax benefit from stock options exercised                               --         246
    Restructuring charge                                                   --          82
      Other                                                               160         (74)
   Changes in assets and liabilities:
      Accounts receivable - net                                        (8,367)      4,222
      Other current assets                                              1,352       1,842
      Other noncurrent assets                                             (13)         24
      Accounts payable and accrued expenses                               396      (7,790)
      Restructuring accrual                                            (1,846)     (3,099)
      Deferred revenue                                                    181       2,843
                                                                     --------    --------

               Net cash (used in) provided by operating activities     (5,017)      3,921
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment - net                           (1,681)        (62)
    Capitalization of software development costs                       (2,520)     (1,538)
    Purchase of software licenses for resale                              (88)       (187)
    Investments and purchases of marketable securities - net           (2,381)     (2,413)
                                                                     --------    --------

              Net cash used in investing activities                    (6,670)     (4,200)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of long-term debt and capital
       lease obligations - net                                            (48)        (45)
      Proceeds from stock options and employee stock purchases          1,586         364
                                                                     --------    --------

              Net cash provided by financing activities                 1,538         319
                                                                     --------    --------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                169         (56)
                                                                     --------    --------

NET DECREASE IN CASH                                                   (9,980)        (16)
                                                                     --------    --------


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         34,051      20,725
                                                                     --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 24,071    $ 20,709
                                                                     ========    ========

   See accompanying notes to the condensed consolidated financial statements.

                             MANUGISTICS GROUP, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  MAY 31, 2000

1.     BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements of Manugistics Group, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim reporting and in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the period presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 2001.

              These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 29, 2000 included in the Annual Report on Form 10-K of the Company for that year filed with the Securities and Exchange Commission.

2.     NET (LOSS) INCOME PER SHARE

              Basic (loss) income per share is computed using the weighted average number of shares of common stock outstanding. Diluted (loss) income per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. Common equivalent shares from options were excluded from the calculation of diluted loss per share for the three month period ended May 31, 2000, as including them would have been anti-dilutive. The following table sets forth the computation of basic and diluted (loss) income per share for the three month periods ended May 31, 2000 and 1999 (amounts in thousands, except per share amounts):


                                               Three months ended May 31,
                                                    2000        1999
                                                    ----        ----

             Weighted average common shares         28,433      27,011
             Dilutive potential common shares         --           268
                                                  --------    --------
             Shares used in diluted computation     28,433      27,279
                                                  ========    ========

             Net (loss) income                    $ (1,151)   $    389
                                                  --------    --------
             Basic (loss) income per share        $  (0.04)   $   0.01
                                                  --------    --------
             Diluted (loss) income per share      $  (0.04)   $   0.01
                                                  --------    --------

3.      COMMITMENTS AND CONTINGENCIES

               The Company is involved from time to time in disputes and litigation in the ordinary course of business. The Company does not believe that the outcome of any pending disputes or litigation will have a material effect on the Company's business, operating results, financial condition or cash flows. However, the ultimate outcome of these proceedings, as with litigation generally, is inherently uncertain and it is possible that these matters may be resolved adversely to the Company. The adverse resolution of any one or more of these matters could have a material effect on the Company's business, operating results, financial condition or cash flows.

               The Company has previously reported its legal proceedings with Information Resources, Inc. ("IRI") arising from the acquisition of certain assets. A dispute over revenue streams that IRI alleges it is entitled to is being arbitrated. IRI seeks a total of $15,930,563 in damages. The Company contends that the conditions to these amounts becoming due have not been satisfied and that no amounts are due IRI, because, among other reasons, of a failure of consideration in the overall transaction. A related claim concerning the breach of a separate Non-Competition and Non-Solicitation Agreement is proceeding in the Circuit Court of Cook County, Illinois. There were no significant developments in these matters during this quarter.

4.      COMPREHENSIVE (LOSS) INCOME

               In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive (loss) income and its components in the Company's financial statements. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive
         (loss) income. The following table sets forth the comprehensive (loss) income for the three month periods ended May 31, 2000 and 1999 (dollar amounts in thousands):

                                                     Three months ended
                                                           May 31,
                                                        2000      1999
                                                        ----      ----

                  Net (loss) income                   $(1,151)   $   389
                  Other comprehensive (loss) income      (233)       166
                                                      -------    -------

                  Total comprehensive (loss) income   $(1,384)   $   555
                                                      =======    =======

5.       RESTRUCTURING ACCRUAL

                During the second half of fiscal 1999, the Company recorded restructuring and unusual charges primarily associated with the implementation of the Company's restructuring plan. This plan reorganized the Company to focus on its core business of providing supply chain solutions to companies with dynamic supply chains. The table below presents the activity for the first quarter of fiscal 2001 relating to the restructuring charge reserves established in the second half of fiscal 1999. The Company believes that the reserves as of May 31, 2000 are adequate and that no further revisions of estimates are necessary at this time. The following table sets forth restructuring activity for the three month period ended May 31, 2000 (dollar amounts in thousands):




                                       Beginning        Cash         Ending
                                        Balance      utilization     Balance
                                     March 1, 2000    of accrual   May 31, 2000
                                     -------------    ----------   ------------

              Severance costs           $   920       $  (488)       $   432
              Lease obligations costs     6,964        (1,358)         5,606
                                        -------       -------        -------

              Total                     $ 7,884       $(1,846)       $ 6,038
                                        =======       =======        =======

6.       NEW ACCOUNTING PRONOUNCEMENTS

                In December, 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The implementation date of SAB 101 is no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe the adoption of SAB 101 will have a material effect on the Company's consolidated financial position or results of operations in fiscal 2001.

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

         Building on our supply chain solution expertise, we were an innovator in trading partner collaboration with our first Internet-ready products commercially available in late 1997. These initial products were focused on the prediction of demand and sourcing of supply between an enterprise and its trading partners ("one-to-many"). Our expanded solutions currently address new complexities and increased operational challenges as trading partner collaboration has evolved to include multiple enterprises and trading partners ("many-to-many"). These solutions are enabled by our WebWORKSTM architecture with advanced integration to disparate systems through our WebConnectTM product. We believe that our solutions address the supply chain requirements for one-to-many and many-to-many trading networks. Our technology initiatives will continue to focus on the changing needs of clients and evolving market dynamics.

RESULTS OF OPERATIONS

REVENUES:

         Our revenues consist of software license fees, consulting revenues and solution support revenues. Software license revenues are recognized upon execution of a software license agreement, provided that the software product has been shipped, there are no uncertainties surrounding product acceptance, the license fees are fixed and determinable, collection is considered probable and no significant production, modification or customization of the software is required, in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue
Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions," for fiscal periods subsequent to December 31, 1997, as well as, the Securities and Exchange Commission's Staff Accounting Bulletin No. 101. Fees are allocated to the various elements of software license agreements based on our historical fair value experience. Consulting revenues are recognized as the services are performed. Solution support revenues are recognized ratably over the support period defined in the software license agreement. The following table sets forth revenues for the three month periods ended May 31, 2000 and 1999 (dollar amounts in thousands):

                                                    Three months ended May 31,
                                                  2000       Change        1999
                                                  ----       ------        ----

           License fees                          $ 25,973     98.3%    $ 13,097
              Percentage of total revenues           51.4%                 33.4%
           Consulting, solution support and
           other services                        $ 24,546     (5.9%)   $ 26,096
              Percentage of total revenues           48.6%                 66.6%
                                                 --------              --------
           Total revenue                         $ 50,519     28.9%    $ 39,193
              Percentage of total revenues          100.0%                100.0%


         License fees. Our license fees consist primarily of software license revenues from direct sales. We also earn license fees through indirect channels, primarily through complementary software vendors, consulting firms, distributors and systems integrators.

         License fees increased for the three months ended May 31, 2000 compared to the comparable period in 1999, primarily because we fielded a larger and more effective direct sales organization during the three month period ended May 31, 2000. We also benefited from an improved market environment for supply chain optimization solutions and the developing demand for eBusiness trading networks. In addition, we experienced increases in both the number of transactions closed and average size of transactions during the three month period ended May 31, 2000.

         Consulting, solution support and other services ("Services"). Services revenues primarily consist of fees from software implementation engagements and the related training, consulting and solution support revenues. Revenues from software implementation, training and consulting engagements are primarily recognized as the services are performed and are billed on a time and materials basis. The software implementation process typically requires two to twelve months to complete, depending on the complexity, scope of the project and client resources available. Solution support revenues are recognized ratably over the solution support term defined in the contract. Payments for solution support fees are typically made annually in advance of the support period.

         Consulting and other services revenue decreased slightly for the three months ended May 31, 2000 compared to the comparable period in 1999, primarily due to differences in the timing of implementation services provided for software licensed in prior periods.

         Solution support revenues increased following the increase in the number of clients that have licensed our software products and entered or renewed annual solution support contracts. Solution support revenues tend to track software license fee transactions in prior periods. In the past three fiscal years, a high percentage of customers with maintenance contracts have renewed these contracts. There can be no assurance that this level of renewal will continue in the future. See "Factors That May Affect Future Results" and "Forward-Looking Statements."

OPERATING EXPENSES:

         The following table sets forth operating expenses for the three month periods ended May 31, 2000 and 1999 (dollar amounts in thousands):

                                                   Three months ended May 31,
      Operating expenses                        2000      Change          1999
                                                ----      ------          ----

      Cost of license fees                     $ 5,257     84.0%       $ 2,857
       Percentage of total revenues               10.4%                    7.3%
      Cost of consulting, solution support
       and other services                       11,678      0.5%        11,619
       Percentage of total revenues               23.1%                   29.7%
      Sales and marketing costs                 22,977     66.0%        13,839
       Percentage of total revenues               45.5%                   35.3%
      Product development expenses               7,770     11.1%         6,994
       Percentage of total revenues               15.4%                   17.9%
      General and administrative costs           5,004     27.0%         3,940
       Percentage of total revenues                9.9%                   10.0%
      Restructuring costs                           --   (100.0%)           82
       Percentage of total revenues                0.0%                    0.2%
                                               -------                 -------

      Total operating expenses                $ 52,686     34.0%       $39,331
         Percentage of total revenues            104.3%                  100.4%


         Cost of license fees. Cost of license fees consists of amortization of capitalized software development costs, cost of goods and other expenses, which includes royalty fees associated with third-party software included with our licensed software and amortization of goodwill associated with certain acquisitions. Capitalized software development costs and acquired research and development costs are amortized at the greater of the amount computed using either the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release, or the ratio that current gross revenues from the product bears to the total current and anticipated future gross revenues. Generally, an economic life of two to five years is assigned to capitalized software development costs. Goodwill is amortized over five years. The following table sets forth amortization of capitalized software development costs, cost of goods and other and cost of license fees for the three month periods ended May 31, 2000 and 1999 (dollar amounts in thousands):

                                                   Three months ended May 31,
                                                 2000       Change         1999
                                                 ----       ------         ----

    Amortization of capitalized software
       development costs                        $ 2,628      44.3%      $ 1,821
       Percentage of license fees                  10.1%                   13.9%
    Cost of goods and other                       2,629     153.8%        1,036
       Percentage of license fees                  10.1%                    7.9%
                                                -------                 -------
    Cost of license fees                        $ 5,257      84.0%      $ 2,857
       Percentage of license fees                  20.2%                   21.8%

         Cost of license fees increased for the three months ended May 31, 2000 compared to the comparable period in 1999, primarily due to both an increase in amortization of previously capitalized software development costs and increases in the amount of royalties paid to third parties as a result of the particular mix of products licensed in the quarter.

         Cost of consulting, solution support and other services. Cost of consulting, solution support and other services increased slightly for the three months ended May 31, 2000 compared to the comparable period in 1999, primarily due to an increase in the number of solution support staff.

         Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions, promotional events and advertising. Sales and marketing expenses increased for the three months ended May 31, 2000 compared to the comparable period in 1999, primarily due to increased promotion and advertising, increased sales and marketing headcount and increased commissions due to increased software license fees.

         Product development. We record product development expenses net of capitalized software development costs for products that have reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The following table sets forth product development costs for the three month periods ended May 31, 2000 and 1999 (dollar amounts in thousands):

                                                   Three months ended May 31,
                                                   2000       Change     1999
                                                   ----       ------     ----

        Gross product development costs           $ 9,885     15.9%    $ 8,532
           Percentage of total revenues              19.6%                21.8%
        Less: Capitalized product development
              costs                               $ 2,115     37.5%    $ 1,538
           Percentage of gross product
              development costs                      21.4%                18.0%
                                                  -------              -------
        Product development expenses              $ 7,770     11.1%    $ 6,994
           Percentage of total revenues              15.4%                17.8%


         Gross and net product development expenses increased for the three month period ended May 31, 2000 compared to the comparable period in 1999, primarily due to the increase of product development headcount during the second half of fiscal year 2000 and the first quarter of fiscal year 2001.

         General and administrative. General and administrative expenses consist primarily of personnel costs, infrastructure expenses and the fees and expenses associated with legal, accounting and other functions. General and administrative expenses increased for the three month period ended May 31, 2000, compared to the comparable period in 1999, primarily due to the increase in headcount during the second half of fiscal year 2000 and the first quarter of fiscal year 2001.

OTHER INCOME - NET:

         The following table sets forth other income for the three month periods ended May 31, 2000 and 1999 (dollar amounts in thousands):

                                                 Three months ended May 31,
                                                 2000      Change      1999
                                                 ----      ------      ----

          Other income                           $ 283     (20.7%)     $ 357
             Percentage of total revenues          0.6%                  0.9%


         Other income includes interest income from short-term investments, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other income decreased for the three months ended May 31, 2000 compared to the comparable period in 1999, primarily due to decreased interest earned as a result of our investment balances being reduced to fund operating and investing activities during the second half of fiscal year 2000 and the first quarter of fiscal year 2001.

BENEFIT FOR INCOME TAXES:

         The following table sets forth income tax benefit for the three month periods ended May 31, 2000 and 1999 (dollar amounts in thousands):

                                                Three months ended May 31,
                                               2000     Change        1999
                                               ----     ------        ----

         Income tax benefit                  $ (733)     331.2%     $ (170)
          Percentage of (loss) income
             before  income taxes              38.9%                 (77.6%)

          The income tax benefit for the three months ended May 31, 2000 was approximately $733 thousand. The quarterly tax benefit for the three month period ended May 31, 2000 relates to the current quarter net loss multiplied by the expected annual income tax rate of approximately 38.9%.

NET (LOSS) INCOME AND NET (LOSS) INCOME PER SHARE:

         The following table sets forth net (loss) income for the three month periods ended May 31, 2000 and 1999 (dollar amount in thousands, except per share data):

                                                     Three months ended May 31,
                                                      2000            1999
                                                      ----            ----

        Net (loss) income                           $ (1,151)       $   389
        Net (loss) income per share - basic         $  (0.04)       $  0.01
        Net (loss) income per share - diluted       $  (0.04)       $  0.01

        Shares used in basic computation              28,433         27,011
                                                    --------        -------

        Shares used in diluted calculation            28,433         27,279
                                                    --------        -------

LIQUIDITY AND CAPITAL RESOURCES:

         The following table sets forth liquidity and capital resources as of May 31, 2000 and February 29, 2000 (amounts in thousands):


                              As of                                  As of
                           May 31, 2000           Change      February 29, 2000
                           ------------           ------      -----------------

Working capital              $ 36,344             (1.3%)           $ 36,831


         We have historically financed our growth primarily with funds generated from operations, proceeds from offerings of capital stock and to a lesser extent, short-term borrowings under a revolving credit facility. The slight decrease in working capital at May 31, 2000 as compared to February 29, 2000 primarily resulted from a decrease in cash and cash equivalents which had been used to fund operations.

         Operating activities used cash of approximately $5.0 million for the three months ended May 31, 2000, primarily because the net loss for the period and the net change in the accounts receivable and restructuring accrual balances were only partially offset by the change in non-cash operating items, such as depreciation and amortization.

         Investing activities used cash of approximately $6.7 million for the three months ended May 31, 2000, primarily consisting of investments and purchases of marketable securities, the capitalization of software development costs and the purchase of fixed assets and software licenses.

         Financing activities provided cash of approximately $1.5 million for the three months ended May 31, 2000, primarily consisting of proceeds from the exercise of employee stock options and purchases of our common stock through our employee stock purchase plan.

         We believe that our allowance for doubtful accounts as of May 31, 2000 is adequate to cover any forseeable difficulties with the collection of our accounts receivable balance. However, a significant portion of our accounts receivable are a result of the sales of large software licenses. Therefore, there can be no assurance that the allowance will be adequate to cover any receivables that are later deemed to be uncollectible.

         We have a one-year committed unsecured revolving credit facility with a commercial bank. The current agreement will expire in September of 2000, unless renewed. Under its terms, we may request cash advances, letters of credit or both in an aggregate amount of up to $20 million. We may make borrowings under the facility for short-term working capital purposes or for acquisitions. (Acquisition-related borrowings are limited to $7.5 million per acquisition.) As of May 31, 2000, $6.0 million was outstanding under the revolving credit facility. In June 2000, we repaid all of the $6.0 million outstanding on the revolving credit facility.

         We believe that our existing cash balances and marketable securities, funds generated from operations and amounts available under our revolving credit facility will be sufficient to meet our anticipated liquidity and working capital requirements in the near term. In light of our operating results for fiscal 2000 and the first three months of fiscal 2001, the cost of any additional funds that we could obtain might be greater than the cost of funds available to us under our existing revolving credit facility. In the event that we require additional financing and are unable to obtain it on terms satisfactory to us, our liquidity, results of operations and financial condition may be materially adversely affected. We believe that inflation did not have a material effect on our results of operations in the three month period ended May 31, 2000.

         Certain information regarding commitments and contingencies, including pending litigation, which may have an adverse impact on our liquidity and financial condition is set forth below under "Factors That May Affect Future Results" and under "Legal Proceedings" in Part II of this Quarterly Report.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to the other information in this Quarterly Report on Form 10-Q, the following factors and those previously reported should be considered in evaluating us and our business. Our operating results have varied in the past and might vary significantly in the future because of factors such as domestic and international business conditions, the timely availability and acceptance of our products, technological change, the effect of competitive products and pricing, the effects of marketing pronouncements by competitors or potential competitors, changes in our strategy, the mix of direct and indirect sales, the effectiveness of our sales and marketing organization, changes in operating expenses, personnel changes and foreign currency exchange rate fluctuations. Furthermore, clients may defer or cancel their purchases of our products if they experience a downturn in their business or if there is a downturn in the general economy. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Factors That May Affect Future Results" in our Annual Report on Form 10-K filed for the year ended February 29, 2000.

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

FORWARD-LOOKING STATEMENTS

         This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward-looking statements that are subject to a number of risks and uncertainties. In addition, we may publish forward-looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, consulting services, employee recruiting and retention efforts and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements in this Quarterly Report or elsewhere. The risks and uncertainties that may affect our business, operating results or financial condition include those set forth above under "Factors That May Affect Future Results" and the following:

         Revenues for any period depend on the number, size and timing of license agreements. The number, size and timing of license agreements depends in part on our ability to hire and thereafter to train, integrate and deploy our sales force effectively. The size and timing of license agreements is difficult to forecast because software sales cycles are affected by the nature of the transactions, including the breadth of the solution to be licensed and the organizational and geographic scope of the licenses. In addition, the number, size and timing of license agreements also may be affected by certain external factors such as general domestic and international business or economic conditions, including the effects of such conditions on our customers and prospects, alliance partners or competitors' actions. A small variation in the timing of software licensing transactions, particularly near the end of any quarter or year, can cause significant variations in software product license revenues in any period.

         We believe that the market for supply chain planning software solutions and eCommerce initiatives continues to expand. However, if market demand for our products does not manifest itself or grow as rapidly as we expect, revenue growth, margins or both could be adversely affected. If competitors make acquisitions of other competitors or establish relationships among themselves or with third parties to enhance the ability of their products to address the supply chain planning needs of prospects and customers or other software vendors that have announced plans to develop or incorporate functionality that could compete with our products successfully develop and market such functionality, our revenue growth, margins or both could be adversely affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Foreign Currency. In the three months ended May 31, 2000, we generated approximately 21% of our revenues outside the United States and Canada.
International sales usually are made by our foreign subsidiaries in the local currencies and the expenses incurred by foreign subsidiaries are denominated in the local currencies.

         In certain circumstances, we enter into foreign currency contracts with banking institutions to protect large foreign currency receivables against currency fluctuations. When the foreign currency receivable is collected, the contract is liquidated and the foreign currency receivable is converted to U.S. dollars.

         Interest rates. We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities and national, state and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities held at May 31, 2000 was approximately $18.9 million.

         We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

         Many of our investments carry a degree of interest rate risk. When interest rates fall, our income from investments in variable-rate securities declines. When interest rates rise, the fair market value of our investments in fixed-rate securities declines. We attempt to mitigate interest rate risk by holding fixed-rate securities to maturity. However, should our liquidity needs force us to sell fixed-rate securities prior to maturity, we may experience a loss of principal.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We have previously reported our legal proceedings with Information Resources, Inc. ("IRI") arising from the acquisition of certain assets. A dispute over revenue streams that IRI alleges it is entitled to is being arbitrated. IRI seeks a total of $15,930,563 in damages. We contend that the conditions to these amounts becoming due have not been satisfied and that no amounts are due IRI, because, among other reasons, of a failure of consideration in the overall transaction. A related claim concerning the breach of a separate Non-Competition and Non-Solicitation Agreement is proceeding in the Circuit Court of Cook County, Illinois. There were no significant developments in these matters during this quarter.

         As disclosed in our Quaterly Report on Form 10-Q for the three months ended November 30, 1999, we reached an agreement for the settlement of the class action federal securities litigation in which we, our Chairman of the Board of Directors (the"Board") and our former Chief Financial Officer were defendants (the "Defendants"). As reported by us in our Current Report on Form 8-K dated August 17, 1999, the United States District Court for the District of Maryland had issued an order dismissing the consolidated class action complaint against the Defendants. The plaintiffs then filed an appeal of the ruling. During the pendency of the appeal, the parties reached a settlement in principle to resolve the matter. By Order dated June 1, 2000, the Fourth Circuit remanded the action to the District Court for settlement proceedings. The parties subsequently entered into a definitive settlement agreement subject to the approval of the Distrcit Court. A hearing date for the District Court's consideration of settlement approval has not yet been set. The amounts to be paid by Defendants pursuant to the settlement are being funded by our insurer and thus settlement, if finally consummated on terms substantially the same as those set forth in the settlement agreement, would not have a material adverse effect on us.

         We are involved from time to time in disputes and other litigation in the ordinary course of business. We do not believe that the outcome of any pending disputes or litigation (including matters we have previously reported) will have a material adverse effect on our business, operating results, financial condition and cash flows. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to us. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, operating results, financial condition and cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

10.44(c) Stock Option Agreement dated December 6, 1999,  between the Company and
         Richard F. Bergmann.

27       Financial Data Schedule

(b)      Reports on Form 8-K

1. On March 2, 2000 we filed a Current Report on Form 8-K announcing that we had reached a settlement agreement and general release which provided for the dismissal of the previously reported lawsuit filed by Template Software, Inc.

2. On April 27, 2000 we filed a Current Report on Form 8-K following our issuance of a press release on April 19, 2000 announcing that Hau L. Lee had been named to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MANUGISTICS GROUP, INC.
                                        (Registrant)

Date:  July 14, 2000                     By:

                                         /s/ Gregory J. Owens
                                         --------------------
                                         Gregory J. Owens
                                         President and Chief Executive Officer

                                         /s/ Raghavan Rajaji
                                         -------------------
                                         Raghavan Rajaji
                                         Executive Vice-President
                                         and Chief Financial Officer