Form 10-Q
period 2000-08-31
MANUGISTICS GROUP INC
filed 2000-10-16
CIK 908440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended August 31, 2000

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

                               Yes X No _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28.9 million shares of common stock, $.002 par value per share, as of October 13, 2000.

                             MANUGISTICS GROUP, INC.

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets -
              August 31, 2000 (Unaudited) and February 29, 2000                                  3

             Condensed Consolidated Statements of Operations - Three and Six
              months ended August 31, 2000 and 1999 (Unaudited)                                  4

             Condensed Consolidated Statements of Cash Flows - Six months
              ended August 31, 2000 and 1999 (Unaudited)                                         5

             Notes to Condensed Consolidated Financial Statements -
              August 31, 2000 (Unaudited)                                                        6

Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                          9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                         23

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                                  24

Item 4.      Submission of Matters to a Vote of Security Holders                                24

Item 6.      Exhibits and Reports on Form 8-K                                                   25

             SIGNATURES                                                                         26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                              August 31,      February 29,
                                                                                 2000             2000
                                                                            -------------     ------------
                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                 $  23,758         $  34,051
    Marketable securities                                                        11,091            17,496
    Accounts receivable, net of allowance for doubtful
     accounts of $2,486  and $1,875 at August 31, 2000 and
     February 29, 2000, respectively                                             64,205            38,705
    Other current assets                                                          8,347             9,252
                                                                              ---------         ---------

          Total current assets                                                  107,401            99,504
                                                                              ---------         ---------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                          14,382            14,157

NONCURRENT ASSETS:
    Software development costs, net of accumulated amortization                  16,484            16,514
    Intangible assets, net of accumulated amortization                            6,840             7,317
    Deferred tax asset                                                           17,669            12,776
    Other non-current assets                                                      3,736             2,160
                                                                              ---------         ---------

          Total non-current assets                                               44,729            38,767
                                                                              ---------         ---------

TOTAL ASSETS                                                                  $ 166,512         $ 152,428
                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                          $   5,932         $   5,792
    Accrued compensation                                                         11,030             8,345
    Other current liabilities                                                    12,784            10,679
    Deferred revenue                                                             29,176            26,727
    Current portion of restructuring accrual                                      2,381             5,130
    Line of credit                                                                6,000             6,000
                                                                              ---------         ---------

          Total current liabilities                                              67,303            62,673
                                                                              ---------         ---------

LONG-TERM LIABILITIES                                                               187               283
RESTRUCTURING ACCRUAL - LONG-TERM                                                 2,415             2,754
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
    Preferred stock                                                                   -                 -
    Common stock, $0.002 par value per share; 100,000,000 shares authorized; 29,533,294 and 29,047,162 shares issued, and
     28,780,784 and 28,294,652 shares outstanding at August 31,
     2000 and February 29, 2000, respectively                                        59                58
    Additional paid-in capital                                                  230,863           189,480
    Accumulated deficit                                                        (123,038)         (102,203)
    Accumulated other comprehensive income                                          289               100
    Treasury stock - 752,510 shares, at cost                                       (717)             (717)
    Deferred Compensation - repriced stock options                              (10,849)                -
                                                                              ---------         ---------

          Total stockholders' equity                                             96,607            86,718
                                                                              ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 166,512         $ 152,428
                                                                              =========         =========


   See accompanying notes to the condensed consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)


                                                                      Three Months Ended            Six Months Ended
                                                                           August 31,                   August 31,
                                                                      2000           1999           2000          1999
                                                                   ---------      ---------      ---------      ---------
REVENUES:
   License fees                                                    $  28,510      $  10,754      $  54,483      $  23,852
   Services                                                           16,572         12,247         28,539         27,163
   Solution support                                                   13,068         10,794         25,647         21,973
                                                                   ---------      ---------      ---------      ---------
     Total revenues                                                   58,150         33,795        108,669         72,988
                                                                   ---------      ---------      ---------      ---------
OPERATING EXPENSES:
   Cost of license fees                                                4,336          3,053          9,593          5,910
   Cost of consulting, solution support and other services            13,614         10,295         25,292         21,914
     (Excluding $6,237 of non-cash stock compensation expense)
   Sales and marketing costs                                          25,157         14,299         48,134         28,138
     (Excluding $7,349 of non-cash stock compensation expense)
   Product development expenses                                        8,445          7,467         16,215         14,461
     (Excluding $5,343 of non-cash stock compensation expense)
   General and administrative costs                                    5,306          3,900         10,310          7,840
     (Excluding $1,782 of non-cash stock compensation expense)
   Non-cash stock compensation expense                                20,711              -         20,711              -
   Restructuring costs                                                     -           (764)             -           (682)
                                                                   ---------      ---------      ---------      ---------
     Total operating expenses                                         77,569         38,250        130,255         77,581
                                                                   ---------      ---------      ---------      ---------

INCOME (LOSS) FROM OPERATIONS                                        (19,419)        (4,455)       (21,586)        (4,593)

OTHER INCOME - NET                                                       432            517            715            874
                                                                   ---------      ---------      ---------      ---------

NET INCOME (LOSS) BEFORE INCOME TAXES                                (18,987)        (3,938)       (20,871)        (3,719)

PROVISION (BENEFIT) FOR INCOME TAXES                                     697           (503)           (36)          (673)
                                                                   ---------      ---------      ---------      ---------

NET LOSS                                                           $ (19,684)     $  (3,435)     $ (20,835)     $  (3,046)
                                                                   =========      =========      =========      =========


BASIC NET LOSS PER SHARE                                           $   (0.69)     $   (0.13)     $   (0.73)     $   (0.11)
                                                                   =========      =========      =========      =========

DILUTED NET LOSS PER SHARE                                         $   (0.69)     $   (0.13)     $   (0.73)     $   (0.11)
                                                                   =========      =========      =========      =========

SHARES USED IN COMPUTATION:

   BASIC                                                              28,649         27,291         28,541         27,151
                                                                   =========      =========      =========      =========

   DILUTED                                                            28,649         27,291         28,541         27,151
                                                                   =========      =========      =========      =========


   See accompanying notes to the condensed consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                  Six Months Ended August 31,
                                                                                      2000             1999
                                                                                  -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $(20,835)        $ (3,046)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                                   9,166           10,520
      Deferred tax asset                                                             (4,910)            (449)
      Tax benefit from stock options exercised                                        4,408            1,315
      Non-cash stock compensation expense                                            20,711                -
      Other                                                                             904              (93)
   Changes in assets and liabilities:
      Accounts receivable - net                                                     (25,500)          10,958
      Other current assets                                                              905            1,513
      Other non-current assets                                                         (577)              15
      Accounts payable and accrued expenses                                           4,930           (7,557)
      Restructuring accrual                                                          (3,088)          (8,110)
      Deferred revenue                                                                2,449               32
                                                                                   --------         --------

                 Net cash (used in) provided by operating activities                (11,437)           5,098
                                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment - net                                       (3,582)            (828)
      Capitalization of software development costs                                   (5,428)          (2,553)
      Purchase of software licenses                                                    (323)            (204)
      Investments and sales (purchases) of marketable securities - net                5,405           (1,248)
                                                                                   --------         --------

                Net cash used in investing activities                                (3,928)          (4,833)
                                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of long-term debt and capital lease obligations - net                    (96)               1
      Proceeds from stock options and employee stock purchases                        5,414            2,162
                                                                                   --------         --------

                Net cash provided by financing activities                             5,318            2,163
                                                                                   --------         --------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                             (246)            (721)
                                                                                   --------         --------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (10,293)           1,707
                                                                                   --------         --------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       34,051           20,725
                                                                                   --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 23,758         $ 22,432
                                                                                   ========         ========


   See accompanying notes to the condensed consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 AUGUST 31, 2000

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

2.     NET LOSS PER SHARE

              Basic loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. Common equivalent shares (in thousands) from options of 3,264 shares, 3,232 shares, 1,377 shares, 784 shares, respectively were excluded from the calculation of diluted loss per share for the three and six month periods ended August 31, 2000 and 1999, as including them would have been anti-dilutive. The following table sets forth the computation of basic and diluted (loss) income per share for such periods (amounts in thousands, except per share amounts):


                                                      Three months ended                      Six months ended
                                                           August 31,                             August 31,
                                                   2000                1999                2000                 1999
                                                -----------         -----------         -----------         -----------

Weighted average common shares                       28,649              27,291              28,541              27,151
Dilutive potential common shares                          -                   -                   -                   -
                                                -----------         -----------         -----------         -----------
Shares used in diluted computation                   28,649              27,291              28,541              27,151
                                                ===========         ===========         ===========         ===========

Net loss                                        $   (19,684)        $    (3,435)        $   (20,835)        $    (3,046)
                                                ===========         ===========         ===========         ===========
Basic loss per share                            $     (0.69)        $     (0.13)        $     (0.73)        $     (0.11)
                                                ===========         ===========         ===========         ===========
Diluted loss per share                          $     (0.69)        $     (0.13)        $     (0.73)        $     (0.11)
                                                ===========         ===========         ===========         ===========

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

4.     COMPREHENSIVE INCOME (LOSS)

              In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in the Company's financial statements. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income
       (loss). The following table sets forth the comprehensive loss for the three and six month periods ended August 31, 2000 and 1999 (dollar amounts in thousands):

                                                  Three months ended               Six months ended
                                                      August 31,                      August 31,
                                                 2000            1999            2000            1999
                                               --------        --------        --------        --------

Net loss                                       $(19,684)       $ (3,435)       $(20,835)       $ (3,046)
Other comprehensive income (loss)                   422            (685)            189            (519)
                                               --------        --------        --------        --------

Total comprehensive loss                       $(19,262)       $ (4,120)       $(20,646)       $ (3,565)
                                               ========        ========        ========        ========

5.     RESTRUCTURING ACCRUAL

              During the second half of fiscal 1999, the Company recorded restructuring and unusual charges primarily associated with the implementation of the Company's restructuring plan. This plan reorganized the Company to focus on its core business of providing supply chain solutions to companies with dynamic supply chains. The Company believes that the reserves as of August 31, 2000 are adequate and that no further revisions of estimates are necessary at this time. The following table sets forth restructuring activity for the six month period ended August 31, 2000 (dollar amounts in thousands):




                                      Beginning          Cash              Ending
                                       Balance        utilization         Balance
                                    March 1, 2000     of accrual      August 31, 2000
                                    -------------    -------------   -----------------

Severance costs                        $   920         $  (819)         $   101
Lease obligations costs                  6,964          (2,269)           4,695
                                       -------         -------          -------

Total                                  $ 7,884         $(3,088)         $ 4,796
                                       =======         =======          =======

6.     NEW ACCOUNTING PRONOUNCEMENTS

              In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The implementation date of SAB 101 is no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe the adoption of SAB 101 will have a material effect on the Company's consolidated financial position or results of operations in fiscal 2001.

7.     STOCK BASED COMPENSATION

              FASB Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation" is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after December 15, 1998. In January 1999, the Company repriced employee stock options to purchase a total of 1.52 million shares (which did not include options held by executive officers or directors). The four year vesting period restarted for all repriced options, subject to acceleration under certain performance-related cirumstances. Under FIN 44, the 1.52 million options are subject to variable plan accounting. Under variable plan accounting, compensation cost is adjusted for increases or decreases in the intrinsic value of the modified stock option awards until the award is exercised, forfeited or expires.

       Under FIN 44, no adjustments are to be made upon initial application of FIN 44 for periods prior to July 1, 2000.

              In connection with the initial application of FIN 44 in the quarter ended August 31, 2000, the Company recorded compensation charges of approximately $20.7 million and deferred compensation of approximately $10.8 million at August 31, 2000. The remaining vesting period of the repriced stock options is approximately 2.5 years.

8.     SUBSEQUENT EVENTS

              Acquisition - Subsequent to August 31, 2000, the Company reached agreement to acquire the outstanding common and preferred stock of Talus Solutions Inc. The Company will issue approximately 3.5 million shares of its common stock in exchange for the outstanding Talus common and preferred stock. In addition, the Company will exchange stock options and warrants for the purchase of approximately 714,000 shares of the Company's common stock in exchange for outstanding Talus options and warrants. The purchase price based on the estimated fair value of the common stock, options and warrants to be exchanged is approximately $378 million. The number of the Company's shares of common stock and options to be issued could be increased to approximately 4.2 million shares and approximately 800,000 options based on certain provisions in the purchase agreement. The acquisition is expected to be completed during the third quarter or fourth quarter of fiscal year 2001.

              Line of Credit - The Company has an unsecured revolving credit facility with a commercial bank. As of August 31, 2000, $6.0 million was outstanding on the revolving credit facility. This $6.0 million was repaid in September 2000. Subsequent to August 31, 2000, the Company renewed its revolving credit facility. The current agreement will expire in September of 2001. Under its terms, the Company may request cash advances, letters of credit or both in an aggregate amount of up to $20 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition).

              Convertible Note Offering - On October 10, 2000, the Company announced its intention to issue up to $200,000,000 aggregate principal amount of convertible subordinated notes through a private placement offering with an option to issue up to an additional $50,000,000 of the notes. The Company has commenced the offering and anticipates that the terms of the Notes will be set and the offering will close in the near future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       We are a leading global provider of supply chain optimization and eBusiness solutions for enterprises and evolving trading networks. Our solutions include infrastructure and application software products, solution support, strategic consulting and implementation services. Our solutions help our clients monitor and streamline their core internal operational processes involving the design, purchase, manufacture, storage, transportation, marketing and selling of their goods and services. Our solutions also help integrate clients'internal processes with trading partners and provide the collaboration and optimization required across extended eBusiness trading networks. Our solutions help our clients improve resource allocation through more effective operational decisions and improve customer service --driving costs lower and revenues higher.

       Increasing global competition, shortening product life cycles and developing eBusiness initiatives of new and existing competitors are driving enterprises to provide greater levels of customer service while shortening their time-to-market. We were an early innovator in trading partner collaboration, with our first Internet-ready products commercially available in late 1997. Our technology initiatives continue to focus on the changing needs of companies in the markets we serve, as well as the requirements of the new eBusiness economy. We have developed a web architecture for our Manugistics NetWORKS TM collaborative solutions through our proprietary WebWORKS TM infrastructure and have provided advanced integration to disparate systems through our WebConnect products. Through our exchange platform ExchangeWORKS TM ,we are now addressing the new eBusiness processes enabled by the Internet, such as auctions, dynamic pricing, procurement, track and trace, and order and pipeline visibility.

       We offer solutions to companies in a diverse array of industries including agriculture, apparel, chemicals, consumer goods, electronics & high technology, energy, food, government, healthcare, logistics, metals, motor vehicles & parts, paper, pharmaceuticals and retail. Our customer base of over 900 clients includes large, multinational enterprises such as 3Com, Coca-Cola Bottling, Cisco Systems, Compaq, DuPont, Fuji Photo Film USA, Harley-Davidson, The Limited, Texas Instruments and Unilever, as well as medium-sized enterprises and emerging eBusinesses.


RESULTS OF OPERATIONS

REVENUES:

       Our revenues consist of software license fees, consulting revenues and solution support revenues. Software license revenues are recognized upon execution of a software license agreement, provided that the software product has been shipped, there are no uncertainties surrounding product acceptance, the license fees are fixed and determinable, collection is considered probable and no significant production, modification or customization of the software is required, in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions," for fiscal periods subsequent to December 31, 1997. Fees are allocated to the various elements of software license agreements based on our historical fair value experience. Consulting revenues are recognized as the services are performed. Solution support revenues are recognized ratably over the support period defined in the software license agreement. The following table sets forth revenues for the three and six month periods ended August 31, 2000 and 1999 (dollar amounts in thousands):

                                               Three months ended August 31,                    Six months ended August 31,
                                           2000           Change           1999            2000           Change           1999
                                           ----           ------           ----            ----           ------           ----

License fees                            $   28,510           165.1%     $   10,754      $   54,483           128.4%     $   23,852
   Percentage of total revenues               49.0%                           31.8%           50.1%                           32.7%
Consulting services                     $   16,572            35.3%     $   12,247      $   28,539             5.1%     $   27,163
   Percentage of total revenues               28.5%                           36.2%           26.3%                           37.2%
Solution support and other services     $   13,068            21.1%     $   10,794      $   25,647            16.7%     $   21,973
   Percentage of total revenues               22.5%                           32.0%           23.6%                           30.1%
                                        ----------                      ----------      ----------                      ----------

Total revenues                          $   58,150            72.1%     $   33,795      $  108,669            48.9%     $   72,988
   Percentage of total revenues              100.0%                          100.0%          100.0%                          100.0%


       License fees. Our license fees consist primarily of software license revenues from direct sales. We also earn license fees through indirect channels, primarily through complementary software vendors, consulting firms, distributors and systems integrators.


       License fees increased for the three and six months ended August 31, 2000 compared to the same period in 1999, primarily because we fielded a more effective and larger direct sales organization during the three and six month period ended August 31, 2000. We also benefited from an improved market environment for supply chain optimization solutions and the developing demand for eBusiness trading networks. This resulted in an increase in both the number of transactions closed and the average size of transactions during the three and six month period ended August 31, 2000 compared to the comparable period in 1999.


       Consulting services ("Services"). Services revenues primarily consist of fees from software implementation engagements and the related training, consulting and solution support revenues. Revenues from software implementation, training and consulting engagements are primarily recognized as the services are performed and are billed on a time and materials basis. The software implementation process typically requires two to twelve months to complete, depending on the complexity, scope of the project and client resources available. Solution support revenues are recognized ratably over the solution support term defined in the contract. Payments for solution support fees are typically made annually in advance of the support period.

       Consulting services revenues increased for the three and six months ended August 31, 2000 as compared to 1999, primarily due to an increase in implementation and customization services provided for software licensed in the current and prior periods.

       Solution support. Solution support revenues increased following the increase in the number of clients that have licensed our software products and entered or renewed annual solution support contracts. Solution support revenues tend to track software license fee transactions in prior periods. In the past three fiscal years, a high percentage of customers with maintenance contracts have renewed these contracts. There can be no assurance that this level of renewal will continue in the future. See "Factors That May Affect Future Results" and "Forward-Looking Statements."

OPERATING EXPENSES:

       Other Operating Expenses -- Non-cash stock compensation. FASB Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation" is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after December 15, 1998. In January 1999, we repriced employee stock options, other than those held by executive officers or directors. The effect of this repricing resulted in approximately 1,520,000 options being repriced and the four year vesting period starting over. Under FIN 44, the 1,520,000 options are subject to variable plan accounting. Under variable plan accounting, compensation cost is adjusted for increases or decreases in the intrinsic value of the modified stock option awards until the award is exercised, is forfeited or expires.

       Under FIN 44, no adjustments are to be made upon initial application of FIN 44 for periods prior to July 1, 2000.

       In connection with the initial application of FIN 44 in the quarter ended August 31, 2000, we recorded compensation charges of approximately $20.7 million and deferred compensation of approximately $10.8 million at August 31, 2000. The remaining vesting period is approximately 2.5 years for the deferred compensation.

       The stock compensation expense is allocated to operating expenses as follows (in thousands):

       Cost of consulting, solution support and other services ........... $ 6,237
       Sales and marketing costs .........................................   7,349
       Product development expenses ......................................   5,343
       General and administrative costs ..................................   1,782
                                                                           -------
          Total .......................................................... $20,711
                                                                           =======

       There are no FIN 44 expenses related to prior periods. The amounts and discussion below are based upon expense amounts excluding the non-cash stock compensation expense. The following table sets forth operating expenses for the six month periods ended August 31, 2000 and 1999 (dollar amounts in thousands):

                                             Three months ended August 31,                Six months ended August 31,
                                         2000           Change         1999            2000            Change         1999
                                     ----------      ----------    -----------     -----------       ---------     ---------

Cost of license fees                 $   4,336           42.0%      $   3,053       $   9,593           62.3%      $   5,910
   Percentage of total revenues            7.5%                           9.0%            8.8%                           8.1%
Cost of consulting, solution
 support and other services             13,614           32.2%         10,295          25,292           15.4%         21,914
   Percentage of total revenues           23.4%                          30.5%           23.3%                          30.0%
Sales and marketing costs               25,157           75.9%         14,299          48,134           71.1%         28,138
   Percentage of total revenues           43.3%                          42.3%           44.3%                          38.6%
Product development expenses             8,445           13.1%          7,467          16,215           12.1%         14,461
   Percentage of total revenues           14.5%                          22.1%           14.9%                          19.8%
General and administrative costs         5,306           36.1%          3,900          10,310           31.5%          7,840
   Percentage of total revenues            9.1%                          11.5%            9.5%                          10.7%
Restructuring costs                          -         (100.0%)          (764)              -         (100.0%)          (682)
   Percentage of total revenues            0.0%                           N/M             0.0%                           N/M
                                     ---------                      ---------       ---------                       ---------

Total operating expenses             $  56,858           48.6%      $  38,250       $ 109,544           41.2%      $  77,581
 Percentage of total revenues             97.8%                         113.2%          100.8%                         106.3%

       Cost of license fees. Cost of license fees consists of amortization of capitalized software development costs, cost of goods and other expenses, which includes royalty fees associated with third-party software included with our licensed software and amortization of goodwill associated with certain acquisitions. Capitalized software development costs and acquired research and development costs are amortized at the greater of the amount computed using either the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release, or the ratio that current gross revenues from the product bears to the total current and anticipated future gross revenues. Generally, an economic life of two to five years is assigned to capitalized software development costs. Goodwill is amortized over five years. The following table sets forth amortization of capitalized software development costs, cost of goods and other and cost of license fees for the three and six month periods ended August 31, 2000 and 1999 (dollar amounts in thousands):

                                              Three months ended August 31,             Six months ended August 31,
                                           2000          Change        1999          2000         Change         1999
                                         ---------     ---------     --------      --------      ---------     ---------

Amortization of capitalized software
   development costs                     $  1,917           0.3%     $  1,911      $  4,407          18.1%     $  3,732
   Percentage of license fees                 6.7%                       17.8%          8.1%                       15.7%
Cost of goods and other                     2,419         111.8%        1,142         5,186         138.1%        2,178
   Percentage of license fees                 8.5%                       10.6%          9.5%                        9.1%
                                         --------      --------      --------      --------                    --------
Cost of license fees                     $  4,336          42.0%     $  3,053      $  9,593          62.3%     $  5,910
   Percentage of license fees                15.2%                       28.4%         17.6%                       24.8%

       Cost of license fees increased for the three and six months ended August 31, 2000 compared to the comparable periods in 1999, primarily due to an increase in amortization for the six month period of previously capitalized software development costs and increases in the amount of royalties paid to third parties as a result of the particular mix of products licensed in the periods.

       Cost of consulting, solution support and other services. Cost of consulting, solution support and other services increased for the three and six months ended August 31, 2000 compared to the comparable periods in 1999, primarily due to an increase in the number of consultants.

       Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions, promotional events and advertising. Sales and marketing expenses increased for the three and six months ended August 31, 2000 compared to the comparable periods in 1999, primarily due to increased sales and marketing headcount, increase in marketing expenditures and increased commissions due to increased software license fees.

       Product development. We record product development expenses net of capitalized software development costs for products that have reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The following table sets forth product development costs for the three and six month periods ended August 31, 2000 and 1999 (dollar amounts in thousands):

                                                        Three months ended August 31,               Six months ended August 31,
                                                        2000         Change        1999          2000        Change     1999
                                                        ----         ------        ----          ----        ------     ----

Gross product development costs                      $ 10,861          28.0%     $  8,482      $ 20,746          21.9%     $ 17,014
    Percentage of total revenues                         18.7%                       25.1%         19.1%                       23.3%
Less: Capitalized product development costs          $  2,416         138.0%     $  1,015         4,531          77.5%        2,553
    Percentage of gross product development costs        22.2%                       12.0%         21.8%                       15.0%
                                                     --------                    --------      --------                    --------

Product development costs                            $  8,445          13.1%     $  7,467      $ 16,215          12.1%     $ 14,461
    Percentage of total revenues                         14.5%                       22.1%         14.9%                       19.8%

       Gross and net product development costs increased for the three and six month periods ended August 31, 2000 compared to the comparable periods in 1999 primarily due to the increase of product development headcount during the second half of fiscal year 2000 and the first quarter of fiscal year 2001.

       General and administrative. General and administrative expenses consist primarily of personnel costs, infrastructure expenses and the fees and expenses associated with legal, accounting and other functions. General and administrative expenses increased for the three and six month periods ended August 31, 2000, compared to the comparable periods in 1999, primarily due to the increase in headcount during the second half of fiscal year 2000 and the first quarter of fiscal year 2001.

       Restructuring costs. In connection with the corporate-wide restructuring plan instituted during fiscal 1999, we reduced previously recorded restructuring charges by approximately $764,000 and $682,000, respectively, for the three and six month periods ended August 31, 1999. The adjustments primarily relate to the sub-lease of property that management had believed, at the time of the restructuring, would not be sublet, and which adjustments were partially offset by increases in the accrual for severance costs and impairment of long- lived assets.

OTHER INCOME - NET:

       The following table sets forth other income for the three and six month periods ended August 31, 2000 and 1999 (amounts in thousands):

                                         Three months ended August 31,           Six months ended August 31,
                                       2000         Change        1999         2000         Change        1999
                                       ----         ------        ----         ----         ------        ----
Other income                          $  432        (16.4%)      $  517       $  715        (18.2%)      $  874
    Percentage of total revenues         0.7%                       1.5%         0.7%                       1.2%

       Other income includes interest income from short-term investments, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other income decreased for the three and six months ended August 31, 2000 compared to the comparable periods in 1999 primarily due to decreased interest earned as a result of our investment balances being reduced to fund operating and investing activities during the second half of fiscal year 2000 and the first quarter of fiscal year 2001.

PROVISION (BENEFIT) FOR INCOME TAXES:

       The following table sets forth income tax provisions (benefits) for the three and six month periods ended August 31, 2000 and 1999 (amounts in thousands):

                                           Three months ended August 31,            Six months ended August 31,
                                          2000         Change       1999          2000          Change        1999
                                          ----         ------       ----          ----          ------        ----
Income tax provision (benefit)           $  697         N/M        $ (503)       $  (36)        94.7%        $ (673)
 Percentage of income (loss)
  before income taxes                     (3.67%)                    12.8%          0.2%                       18.1%


       The income tax provisions (benefits) for the three and six months ended August 31, 2000 were $697,000 and $(36,000), respectively.

NET LOSS AND NET LOSS PER SHARE:

       The following table sets forth net loss for the three and six month periods ended August 31, 2000 and 1999 (in thousands, except per share data):

                                                   Three months ended              Six months ended
                                                       August 31,                     August 31,
                                                  2000            1999           2000            1999
                                               ---------       ---------       ---------       ---------

Net loss                                       $(19,684)       $ (3,435)       $(20,835)       $ (3,046)
Basic loss per share                           $  (0.69)       $  (0.13)       $  (0.73)       $  (0.11)
Diluted loss per share                         $  (0.69)       $  (0.13)       $  (0.73)       $  (0.11)

Shares used in basic computation                 28,649          27,291          28,541          27,151
                                               ========        ========        ========        ========

Shares used in diluted computation               28,649          27,291          28,541          27,151
                                               ========        ========        ========        ========

LIQUIDITY AND CAPITAL RESOURCES:

       The following table sets forth liquidity and capital resources as of August 31, 2000 and February 28, 2000 (dollar amounts in thousands):

                                             As of                                       As of
                                        August 31, 2000           Change           February 29, 2000
                                        ---------------           ------           ------------------

Working capital                            $ 40,098                 8.9%                 $ 36,831

       The Company has historically financed its growth primarily through funds generated from operations, through proceeds from offerings of capital stock, and to a lesser extent, through short-term borrowings under a revolving credit facility. The increase in working capital at August 31, 2000 as compared to February 29, 2000 primarily resulted from an increase in the accounts receivable balance.

       Operating activities used cash of approximately $11.4 million for the six months ended August 31, 2000. Operating cash flows decreased for the period primarily because the net loss for the period and the net changes in the accounts receivable and restructuring accrual balances were only partially offset by the change in non-cash operating items, such as the non-cash stock compensation and depreciation and amortization.

       Investing activities used cash of $3.9 million for the six months ended August 31, 2000, primarily consisting of investments and purchases of marketable securities, the capitalization of software development costs and the purchase of fixed assets and software licenses.

       Financing activities provided cash of approximately $5.3 million for the six months ended August 31, 2000, primarily consisting of proceeds from the exercise of employee stock options and purchases of our common stock through our employee stock purchase plan.

       We believe that our allowance for doubtful accounts as of August 31, 2000 is adequate to cover any forseeable difficulties with the collection of our accounts receivable balance. However, a significant portion of our accounts receivable are a result of the sales of large software licenses. Therefore, there can be no assurance that the allowance will be adequate to cover any receivables that are later deemed to be uncollectible.

       We have a one-year committed unsecured revolving credit facility with a commercial bank. The current agreement will expire in September of 2001. Under its terms, we may request cash advances, letters of credit or both in an aggregate amount of up to $20 million. We may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition.) As of August 31, 2000, $6.0 million was outstanding under the revolving credit facility. In September 2000, we repaid all of the $6.0 million outstanding on the revolving credit facility.

       On October 10, 2000, the Company announced its intention to issue up to $200,000,000 aggregate principal amount of convertible subordinated notes through a private placement offering with an option to issue up to an additional $50,000,000 of the notes. The Company has commenced the offering and anticipates that the terms of the Notes will be set and the offering will close in the near future.

       We believe that our existing cash balances and marketable securities, funds generated from operations and amounts available under our revolving credit facility will be sufficient to meet our anticipated liquidity and working capital requirements for the near future. In the event that the pending Note offering is completed we will be able to meet our anticipated liquidity and working capital requirements for the forseeable future. In light of our operating results for fiscal 2000 and the first six months of fiscal 2001, the cost of any additional funds that we could obtain might be greater than the cost of funds available to us under the Notes or our existing revolving credit facility. In the event that we require additional financing and are unable to obtain it on terms satisfactory to us, our liquidity, results of operations and financial condition may be materially adversely affected. We believe that inflation did not have a material effect on our results of operations in the three and six month periods ended August 31, 2000.

       Certain information regarding commitments and contingencies, including pending litigation, which may have an adverse impact on our liquidity and financial condition is set forth below under "Factors That May Affect Future Results" and under "Legal Proceedings" in Part II of this Quarterly Report

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

WE HAVE RECENTLY RESTRUCTURED OUR BUSINESS AND, AS A RESULT, YOU MAY HAVE DIFFICULTY EVALUATING OUR PROSPECTS BASED ON OUR PAST OPERATING RESULTS.

       We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses of $96.1 million in fiscal 1999 and $8.9 million in fiscal 2000. We have also reported net losses of $20.8 million for the first half of fiscal 2001. In response to our problems, we hired a new executive management team, enhanced our supply chain optimization and eBusiness products and services and improved our direct sales organization. Our ability to continue to achieve operational improvements and improve our financial performance will be subject to a number of risks and uncertainties, including the following:

- slower growth in the market for supply chain and eBusiness software;

- our ability to introduce new software products and services to respond to technological and client needs;

- our ability to manage our anticipated growth;

- our ability to hire, integrate and deploy our direct sales force effectively;

- our ability to expand our distribution capability through indirect sales channels;

- our ability to respond to competitive developments and pricing; and

- our dependence on our current executive officers and key employees.

If we fail to successfully address these risks and uncertainties, our business could be harmed and we could continue to incur significant losses.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES. IF WE DO NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE, OUR STOCK PRICE MAY DECLINE.

       We have recently incurred significant losses, including net losses of $20.8 million for the first half of fiscal 2001, $8.9 million in fiscal 2000 and $96.1 million in fiscal 1999. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. Our ability to increase revenues and achieve profitability will be affected by the other risks and uncertainties described in this section. Our failure to achieve profitability could cause our stock price to decline, and our ability to finance our operations could be impaired.

OUR OPERATING RESULTS FLUCTUATE, AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS IN ANY PERIOD, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

       Our revenues and operating results are difficult to predict, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful or indicative of future performance. The factors that may cause fluctuations of our quarterly operating results include the following:


- the size, timing and contractual terms of sales of our products and services;

- the potentially long and unpredictable sales cycle for our products;

- technical difficulties in our software that could delay the introduction of new products or increase their costs;

- introductions of new products or new versions of existing products by us or our competitors;

- changes in prices or the pricing models for our products and services or those of our competitors;

- changes in the mix of our software license revenues, consulting revenues and solution support revenues; and

- changes in the mix of sales channels through which our products and services are sold.

Due to fluctuations from quarter to quarter, our operating results may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock could decline significantly.

VARIATIONS IN THE TIME IT TAKES US TO SELL OUR SOLUTIONS MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

       The time it takes to sell our solutions to prospective clients varies substantially, but typically ranges between six and twelve months. Variations in the length of our sales cycles could cause our revenues to fluctuate widely from period to period. Because we typically recognize a substantial portion of our license revenues in the last month of a quarter, any delay in the sale of our products could cause significant variations in our revenues from quarter to quarter. Furthermore, because our operating expenses are relatively fixed over the short term and we devote significant time and resources to prospective clients, these fluctuations could cause our operating results to suffer in some future periods. The length of our sales cycle depends on a number of factors, including the following:

- the breadth of the solution required by the client, including the technical, organizational and geographic scope of the license;

- the evaluation and approval process employed by the client;

- the sales channel through which the solution is sold; and

- any other delays arising from factors beyond our control.

THE SIZE AND SCOPE OF OUR CONTRACTS WITH CLIENTS ARE INCREASING, WHICH MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

       Our clients and prospective clients are seeking to solve increasingly complex supply chain and eBusiness problems. Further, we are now focusing on providing total solutions to our clients, as opposed to only licensing software. As the size and scope of our contracts with clients increase, our operating results could fluctuate due to the following factors:

- contractual terms may vary widely, which is likely to result in differing methods of accounting for revenue from each contract;

- losses of, or delays in, larger contracts could have a proportionately greater effect on our revenues for a particular period; and

- the sales cycle related to larger contracts is likely to be longer and subject to greater delays.

Any of these factors could cause our revenues to decline or fluctuate significantly in any quarter and could cause a decline in our stock price.

WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING ACQUISITIONS IN THE PAST AND MAY EXPERIENCE PROBLEMS WITH FUTURE ACQUISITIONS THAT COULD MATERIALLY HARM OUR BUSINESS.

       Acquisitions involve the integration of companies that have previously operated independently. In connection with any acquisition, there can be no assurance that we will:

- effectively integrate employees, operations, products and systems;

- realize the expected benefits of the transaction;

- retain key employees;

- retain and develop key technologies and proprietary know-how;

- avoid conflicts with our clients that are competitors or clients of the acquired company;

- avoid unanticipated operational difficulties or expenditures; and

- effectively operate our existing business lines, given the significant diversion of resources and management attention to acquisitions.

In 1998, we experienced difficulties with the integration of the products and operations of ProMIRA Software, Inc. (ProMIRA), which we acquired in February 1998, and TYECIN Systems, Inc. (TYECIN), which we acquired in June 1998. These difficulties included problems integrating the prior ProMIRA sales forces and the delayed releases of the in-process technology acquired as part of the transaction. In addition, as a result of the poor financial performance we experienced in fiscal 1999, the technology acquired in conjunction with the TYECIN acquisition was not integrated into our solutions and, therefore, revenues generated from this technology have been nominal. Difficulties like those experienced with ProMIRA and TYECIN and as outlined above could materially and adversely affect our business, results of operations and financial condition.

WE MAY ENCOUNTER PROBLEMS EFFECTIVELY INTEGRATING TALUS SOLUTIONS IF THE ACQUISITION IS COMPLETED, OR WE MAY FAIL TO COMPLETE OUR ACQUISITION OF TALUS SOLUTIONS.

       On September 21, 2000, we signed an agreement to acquire Talus Solutions, a privately-held company that provides pricing and revenue optimization products and services. This acquisition is substantially larger than all of our prior acquisitions, not all of which have been successful. In addition to the risks described above in connection with acquisitions generally, the ultimate success of our acquisition of Talus Solutions is dependent on the following factors:

- our ability to complete the commercial release of Talus
Solutions'custom-developed solutions;

- our ability to protect and maintain Talus Solutions' intellectual property rights;

- our ability to successfully market the products Talus Solutions has developed and is developing for commercial release;

- our ability to successfully integrate Talus Solutions' technologies;

- our ability to retain and incentivize Talus Solutions' employees;

- market acceptance of the products Talus Solutions has commercially released to date;

- our ability to fulfill our strategic plan for the acquisition of Talus Solutions by integrating our supply chain and eBusiness capabilities and products with Talus Solutions' pricing and revenue optimization products and services;

- market acceptance of our combined supply chain, eBusiness and pricing and revenue optimization products;

- our ability, together with Talus Solutions, to cross-sell products and services into our respective markets; and

- the outcome of current disputes and litigation arising in the ordinary course of business.

We have not yet completed our acquisition of Talus Solutions. The closing of the transaction is subject to a number of conditions and the shares of our common stock to be issued must be registered under the Securities Act of 1933. If we do not close the transaction, we will:

- be required to pay a termination fee of approximately $9.2 million under certain circumstances;

- lose the potential strategic and other benefits of the transaction, including access to Talus Solutions' products and clients;

- suffer potential adverse publicity and negative perceptions by analysts and investors;

- fail to realize any benefits from the significant allocation of resources and management attention and significant expenses incurred in connection with the acquisition; and

- suffer from diminished expectations of our ability to grow our business, which could adversely affect our stock price.

A failure to complete the acquisition of Talus Solutions in a timely manner or at all could therefore have a material adverse effect on our business, results of operations and financial condition.

OUR ACQUISITION OF TALUS SOLUTIONS WILL ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS.

       We will incur substantial dilution to our earnings per share in accordance with generally accepted accounting principles for the foreseeable future as a result of the Talus Solutions acquisition. In connection with the acquisition, we will amortize approximately $23.8 million of deferred compensation over three years. Further, we will incur an annual amortization charge of approximately $91.5 million related to goodwill and intangible assets over the next four years.

WE DEPEND ON SALES OF OUR SUPPLY CHAIN OPTIMIZATION AND EBUSINESS SOLUTIONS, AND OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED IF THE MARKET FOR THESE PRODUCTS DOES NOT CONTINUE TO GROW.

       Substantially all of our software license fees, consulting revenues and solution support revenues have arisen from, or are related directly to, our supply chain optimization and eBusiness solutions. We expect to continue to be dependent upon these products in the future, and any factor adversely affecting the products or the market for supply chain and eBusiness solutions, in general, would materially and adversely affect our ability to generate revenues. While we believe the market for supply chain and eBusiness solutions will continue to expand, it may grow more slowly than in the past. If the market for our products does not grow as rapidly as we expect, revenue growth, operating margins or both could be adversely affected.

OUR MARKET IS EXTREMELY COMPETITIVE, AND WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

       The market for our solutions is intensely competitive. The intensity of competition in our market has significantly increased and is expected to increase in the future, particularly in the eBusiness software applications market. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Further, our current or prospective clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could materially and adversely affect our growth and operating performance.

MANY OF OUR COMPETITORS HAVE SIGNIFICANTLY MORE RESOURCES THAN WE DO AND THEREFORE WE MAY BE AT A DISADVANTAGE IN ATTEMPTING TO COMPETE WITH THEM.

       We directly compete with other application software vendors including:
Adexa, Inc., Aspen Technology, Inc., The Descartes Systems Group Inc., i2 Technologies, Inc., Logility, Inc. and SynQuest, Inc. Some eBusiness software companies that do not currently offer competitive products or solutions, such as Ariba, Inc. and Commerce One, may begin to compete directly with us. In addition, some enterprise resource planning (ERP) companies such as Invensys plc (which acquired Baan Company N.V.), J.D. Edwards & Company, Oracle Corporation, PeopleSoft, Inc., and SAP AG have acquired or developed supply chain planning software products. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than us, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors havewell-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and adversely affect our revenue growth and operating performance.

IF WE FAIL TO DEVELOP NEW PRODUCTS AND SERVICES IN THE FACE OF OUR INDUSTRY'S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

       The market for supply chain optimization and eBusiness solutions is subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend, in part, upon our ability to enhance existing applications and develop and introduce new applications or components that:

- meet or exceed technological advances in the marketplace;

- meet changing client requirements;

- comply with changing industry standards;

- achieve market acceptance;

- integrate third-party software effectively; and

- respond to competitive products.

Our product development and testing efforts have required, and are expected to continue to require, substantial investment. We may not possess sufficient resources to continue to make the necessary investments in technology. In addition, we may not successfully identify new software opportunities or develop and bring new software to market in a timely and efficient manner. If we are unable, for technological or other reasons, to develop and introduce new and enhanced software in a timely manner, we may lose existing clients and fail to attract new clients, which would result in a decline in revenues.

SOFTWARE DEFECTS OR PROBLEMS IN THE IMPLEMENTATION OF SOFTWARE COULD LEAD TO CLAIMS FOR DAMAGES BY OUR CLIENTS, LOSS OF REVENUES OR DELAYS IN THE MARKET ACCEPTANCE OF OUR PRODUCTS.

       Our software products are complex and are frequently integrated with a wide variety of third-party software. We may sell products that contain undetected errors or failures when new products are first introduced or as new versions are released. We may also be unable to meet client expectations in implementing our solutions. These problems may result in claims for damages suffered by our clients or a loss of, or delays in, the market acceptance of our products. In the past, we have discovered software errors in our new releases and new products after their introduction. In the event that we experience significant software errors in future releases, we could experience claims for damages, delays in product releases, client dissatisfaction and potentially lost revenues during the period required to correct these errors. In the future, we may discover errors or limitations in new releases or new products after the commencement of commercial shipments. Any of these errors or defects could materially harm our business.

WE ARE DEPENDENT ON THIRD-PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS AND SOLUTIONS, AND IMPAIRED RELATIONS WITH THESE THIRD PARTIES, ERRORS IN THIRD-PARTY SOFTWARE OR INABILITY TO ENHANCE THE SOFTWARE OVER TIME COULD HARM OUR BUSINESS.

       We incorporate third-party software into our products and solutions. We are likely to incorporate additional third-party software into our products and solutions as we expand our product offerings. The operation of our products would be impaired if errors occur in the third-party software that we license. It may be more difficult for us to correct any errors in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the software capabilities. Furthermore, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software. Any impairment in our relationship with these third parties could adversely impact our business and financial condition.

WE ARE SUBSTANTIALLY DEPENDENT ON THIRD PARTIES TO INTEGRATE OUR SOFTWARE WITH OTHER SOFTWARE PRODUCTS AND PLATFORMS.

       We depend on companies such as Extricity, Inc. and Vignette Corporation to integrate our software with software and platforms developed by third parties. If these companies are unable to develop or maintain software that effectively integrates our software and is free from errors, our ability to license our products and provide solutions could be impaired. Further, we rely on these companies to maintain relationships with the companies that provide the external software that is vital to the functioning of our products and solutions. The loss of any company that we use to integrate our software products could adversely affect our business, results of operations and financial condition.

OUR EFFORTS TO DEVELOP RELATIONSHIPS WITH VENDORS SUCH AS SOFTWARE COMPANIES,CONSULTING FIRMS, RESELLERS AND OTHERS TO IMPLEMENT AND PROMOTE OUR SOFTWARE PRODUCTS MAY FAIL.

       We are developing and maintaining significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others that we believe can play an important role in marketing our products. We are currently investing, and intend to continue to invest, significant resources to develop these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with whom we are developing or maintaining marketing relationships are also involved with competing products. Therefore, there can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially and adversely affect our results of operations.

WE HAVE LIMITED EXPERIENCE WITH GOVERNMENT CONTRACTS, WHICH OFTEN INVOLVE LONG PURCHASE CYCLES AND COMPETITIVE PROCUREMENT PROCESSES.

       We have recently begun providing our solutions to government agencies and expect that a significant portion of our future revenues may be derived from government agency clients. Obtaining government contracts may involve long purchase cycles, competitive bidding, qualification requirements, performance bond requirements, delays in funding, budgetary constraints and extensive specification development and price negotiations. Each government agency maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Government agencies also often retain a significant portion of fees payable upon completion of a project and collection of such fees may be delayed for several months. Accordingly, our revenues could decline as a result of these government procurement processes. In addition, our government contracts are fixed price contracts which may prevent us from recovering costs incurred in excess of our budgeted costs. Fixed price contracts may require us to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed the fixed contract cost, we will not be able to recover the excess costs. If we fail to properly anticipate costs on fixed price contracts, our profit margins will decrease. Some government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Multi-year contracts are contingent on overall budget approval by Congress and may be terminated due to lack of funds.


INCREASED SALES THROUGH INDIRECT CHANNELS MAY ADVERSELY AFFECT OUR OPERATING PERFORMANCE.

       Even if our marketing efforts through indirect channels are successful and result in increased sales, our average selling prices and operating margins would be adversely affected because of the lower unit prices that we receive when selling through indirect channels.

IF WE FAIL TO EFFECTIVELY EXPAND OUR SALES ORGANIZATION, OUR GROWTH WILL BE LIMITED.

       Our continuing efforts to expand our sales organization will require significant resources. New sales personnel will require training and may take a long time to achieve full productivity. Further, the competition for qualified sales personnel is intense, and there is no assurance that we can attract and retain sales people at levels sufficient to support our growth. Any failure to adequately sell and support our products could limit our growth and adversely affect our results of operations and financial condition.

THE LIMITED ABILITY OF LEGAL PROTECTIONS TO SAFEGUARD OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY.

       Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of confidentiality procedures, contractual provisions, patent, copyright, trademark and trade secret laws. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, although we are unable to determine the extent to which piracy of our software products exists, we expect software piracy to be a problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Furthermore, our competitors may independently develop technology similar to ours.

OUR PRODUCTS MAY INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO INCUR UNEXPECTED COSTS OR PREVENT US FROM SELLING OUR PRODUCTS.

       The number of intellectual property claims in our industry may increase as the number of competing products grows and the functionality of products in different industry segments overlaps. In recent years, there has been a tendency by software companies to file substantially increasing numbers of patent applications. We have no way of knowing what patent applications third parties have filed until a patent is issued. It can take as long as three years for a patent to be granted after an application has been filed. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any of these claims, with or without merit, could be time-consuming to address, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements might not be available on terms acceptable to us or at all, which could materially andadversely affect our business.

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL
CONDITION.

       We currently conduct operations in a number of countries around the world. These operations require significant management attention and financial resources and subject us to risks inherent in doing business internationally, such as:

- regulatory requirements;

- difficulties in staffing and managing foreign operations;

- longer payment cycles;

- different accounting practices;

- problems in collecting accounts receivable;

- legal uncertainty regarding liability, ownership and protection of intellectual property;

- tariffs and other trade barriers;

- seasonal reductions in business activities;

- potentially adverse tax consequences; and

- political instability.

Any of the above factors could adversely affect the success of our international operations. One or more of these factors could have a material adverse effect on our business and operating results.


FLUCTUATIONS IN FOREIGN CURRENCIES COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

       Although the majority of our contracts are denominated in U.S. dollars, most of the revenues from sales outside the United States have been denominated in foreign currencies, typically the local currency of our selling business unit. We anticipate that the proportion of our revenues denominated in foreign currencies will increase. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency fluctuations. With respect to our international sales that are U.S. dollar-denominated, an increase in the value of the U.S. dollar relative to the value of foreign currencies could make our products and services less competitive with respect to price.

IF WE LOSE OUR KEY PERSONNEL, THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER.

       Our success depends significantly on the continued service of our executive officers. We do not have fixed-term employment agreements with any of our executive officers, and we do not maintain key person life insurance on our executive officers. The loss of services of any of our officers for any reason could have a material adverse effect on our business, operating results, financial condition and cash flows.

THE FAILURE TO HIRE AND RETAIN QUALIFIED PERSONNEL WOULD HARM OUR BUSINESS.

       We believe that our success also will depend significantly on our ability to attract, integrate, motivate and retain additional highly skilled technical, managerial, sales, marketing and services personnel. Competition for skilled personnel is intense, and there can be no assurance that we will be successful in attracting, motivating and retaining the personnel required to grow and operate profitably. In addition, the cost of hiring and retaining skilled employees is high, and this reduces our profitability. Failure to attract and retain highly skilled personnel could materially and adversely affect our business. An important component of our employee compensation is stock options. A decline in our stock price could adversely affect our ability to attract and retain employees, as it has in the past.

WE RECENTLY HIRED OUR SENIOR MANAGEMENT TEAM AND THERE IS NO ASSURANCE THEY WILL WORK TOGETHER EFFECTIVELY.

       We significantly changed our senior management team during fiscal 2000. As a result, our senior management team has worked together at Manugistics for less than 18 months. Gregory J. Owens, our Chief Executive Officer, joined us in April 1999. With one exception, all of our other present executive officers joined us after Mr. Owens. Our success depends on the ability of our management team to work together effectively. Our business, revenues and financial condition will be materially and adversely affected if our senior management team does not manage our company effectively or if we are unable to retain our senior management.

EXPENSES ARISING FROM OUR STOCK OPTION REPRICING MAY HAVE A MATERIAL ADVERSE IMPACT ON FUTURE FINANCIAL PERFORMANCE.

       In response to the poor performance of our stock price between May 1998 and January 1999, we offered to reprice employee stock options, other than those held by our executive officers or directors, effective January 29, 1999, to bolster employee retention. The effect of this repricing resulted in options to acquire approximately 1,520,000 shares being repriced and the four-year vesting period starting over. The recently adopted FASB Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," requires us to record compensation expense associated with the change in the price of these options. In September 2000, we announced that the increase in our common stock market price since the FASB-mandated measurement date of July 1, 2000 resulted in a non-cash stock compensation expense of $20.7 million being recorded for the six months ended August 31, 2000. This non-cash stock compensation expense caused what would otherwise have been reported as a net loss for the six months of $124,000, or $0.00 per basic and diluted share, to be reported as a net loss of $20.8 million, or $0.73 per basic and diluted share. In each future quarter, we will record the additional expense or benefit related to the repriced stock options still outstanding based on the change in our common stock price as compared to the measurement date. As a result, the repricing may continue to have a material adverse impact on reported financial results and could therefore negatively affect our stock price.

WE MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS, AND OUR COMPANY'S AND PRODUCTS' REPUTATIONS MAY SUFFER.

       Many of our implementations involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against us, regardless of our responsibility for the failure.We have entered into and plan to continue to enter into agreements with software vendors, consulting firms, resellers and others whereby they market our solutions. If these vendors fail to meet their clients' expectations or cause failures in their clients' systems, the reputation of our company and products could be materially and adversely affected even if our software products perform in accordance with their functional specifications.

LACK OF GROWTH OR DECLINE IN INTERNET USAGE OR EBUSINESS COULD BE DETRIMENTAL TO OUR FUTURE OPERATING RESULTS.

       The growth of the Internet has increased demand for supply chain optimization and eBusiness solutions, as well as created markets for new and enhanced product offerings. Therefore, our future sales and profits are substantially dependent upon the Internet as a viable commercial marketplace. The Internet may not succeed in becoming a viable marketplace for a number of reasons, including:

- potentially inadequate development of network infrastructure or delayed development of enabling technologies and performance improvements;

- delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

- concerns that may develop among businesses and consumers about accessibility, security, reliability, cost, ease of use and quality of service;

- increased taxation and governmental regulation; or

- changes in, or insufficient availability of, communications services to support the Internet, resulting in slower Internet user response times.

The occurrence of any of these factors could require us to modify our technology and our business strategy. Any such modifications could require us to expend significant amounts of resources. In the event that the Internet does not become and remain a viable commercial marketplace, our business, financial condition and results of operations could be materially and adversely affected.

NEW LAWS OR REGULATIONS AFFECTING THE INTERNET, EBUSINESS OR COMMERCE IN GENERAL COULD REDUCE OUR REVENUES AND ADVERSELY AFFECT OUR GROWTH.

       Congress and other domestic and foreign governmental authorities have adopted and are considering legislation affecting the use of the Internet, including laws relating to the use of the Internet for commerce and distribution. The adoption or interpretation of laws regulating the Internet, or of existing laws governing such things as consumer protection, libel, property rights and personal privacy, could hamper the growth of the Internet and its use as a communications and commercial medium. If this occurs, companies may decide not to use our products or services, and our business and operating results could suffer.

THE VIABILITY OF ELECTRONIC EXCHANGES IS UNCERTAIN.

       Electronic exchanges that allow collaboration over the Internet among trading partners are relatively new and unproven. There can be no assurance that trading partners will adopt exchanges as a method of doing business. Trading partners may fail to participate in exchanges for a variety of reasons, including:

- concerns about the confidentiality of information provided electronically to exchanges;

- the inability of technological advances to keep pace with the volume of information processed by exchanges; and

- regulatory issues, including antitrust issues, that may arise when trading partners collaborate through exchanges.

Any of these factors could limit the growth of exchanges as an accepted means of commerce. Slower growth or the abandonment of the exchange concept in one or more industries could have a material adverse affect on our results of operations and financial condition.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION; WE MAY INCUR SUBSTANTIALLY MORE DEBT.

If we complete the Note offering, we will have approximately $250.0 million of indebtedness outstanding. Our indebtedness could have important consequences to you. For example, it could:

- increase our vulnerability to general adverse economic and industry conditions;

- limit our ability to obtain additional financing;

- require the dedication of a substantial portion of our cash flow from operations to the payment of principal of,and interest on, our indebtedness,thereby reducing the availability of such cash flow to fund our growth strategy,working capital,capital expenditures and other general corporate purposes;

-,limit our flexibility in planning for,or reacting to,changes in our business and the industry;and

- place us at a competitive disadvantage relative to our competitors with less debt.

We may incur substantial additional debt in the future. The terms of our credit facility do not, and the terms of these Notes will not, fully prohibit us from doing so. If new debt is added to our current levels,the related risks described above could intensify.

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

If we complete the Note offering, we will be required to generate cash sufficient to pay all amounts due on the Notes and to conduct our business operations. We have net losses, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make payments on the Notes. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

SALES OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK TO BE ISSUED IN CONNECTION WITH THE PROPOSED ACQUISITION OF TALUS SOLUTIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

We may issue up to 5,000,000 new shares of our common stock in connection with the Talus Solutions acquisition. Upon closing of the acquisition and effectiveness of certain registration statements, which we have agreed to file by October 31, 2000, up to approximately 900,000 of these shares will be freely tradable. Additionally, approximately 3,500,000 of the shares to be issued in connection with the acquisition, which are subject to transfer restrictions, will become available for sale in stages with respect to various amounts of shares beginning on the earlier of:

- March 31,2001;or

- 90 days after the completion of any public offering of shares of our common stock or securities convertible into our common stock,in which the gross proceeds we receive exceed $25.0 million.

These transfer restrictions expire as to all shares on October 31,2001. If Talus Solutions' stockholders sell significant amounts of our common stock received in the acquisition, our stock price may decline.

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.

       Our charter and our bylaws, in conjunction with Delaware law, contain provisions that could make it more difficult for a third party to obtain control of us even if doing so would be beneficial to stockholders. For example, our bylaws provide for a classified board of directors and allow our board of directors to expand its size and fill any vacancies without stockholder approval. In addition, our bylaws require a two-thirds vote of stockholders to remove a director from office. Furthermore, our board has the authority to issue preferred stock and to designate the voting rights, dividend rate and privileges of the preferred stock all of which may be greater than the rights of common stockholders.

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

       The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

- actual or anticipated variations in quarterly operating results;

- announcements of technological innovations;

- new products or services offered by us or our competitors;

- changes in financial estimates by securities analysts;

- conditions or trends in the supply chain and eBusiness software industry;

- changes in the economic performance and/or market valuations of other supply chain and eBusiness companies and the software industry in general;

- our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

- adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;

- adverse or unfavorable publicity regarding us or our products;

- additions or departures of key personnel;

- sales of common stock; and

- other events or factors that may be beyond our control.

In addition, the stock markets in general, The Nasdaq National Market and the market for software companies in particular, have experienced extreme price and volume volatility and a significant cumulative decline in recent months. Such volatility and decline have affected many companies irrespective of or disproportionately to the operating performance of these companies. These broad market and industry factors may materially and adversely further affect the market price of our common stock, regardless of our actual operating performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Foreign Currency. In the three and six months ended August 31, 2000, we generated approximately 18.9% and 19.9%, respectively, of our revenues outside the United States and Canada. International sales usually are made by our foreign subsidiaries in the local currencies and the expenses incurred by foreign subsidiaries are denominated in the local currencies.

       In certain circumstances, we enter into foreign currency contracts with banking institutions to protect large foreign currency receivables against currency fluctuations. When the foreign currency receivable is collected, the contract is liquidated and the foreign currency receivable is converted to U.S. dollars.

       Interest rates. We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities and national, state and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of securities held at August 31, 2000 was approximately $11.1 million.

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

                           PART II - OTHER INFORMATION

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

       As disclosed in our Quarterly Report on Form 10-Q for the three months ended November 30, 1999, we reached an agreement for the settlement of the class action federal securities litigation in which we, our Chairman of the Board of Directors (the"Board") and our former Chief Financial Officer were defendants (the "Defendants"). As reported by us in our Current Report on Form 8-K dated August 17, 1999, the United States District Court for the District of Maryland had issued an order dismissing the consolidated class action complaint against the Defendants. The plaintiffs then filed an appeal of the ruling. During the pendency of the appeal, the parties reached a settlement in principle to resolve the matter, the parties subsequently entered into a definitive settlement agreement, subject to the approval of the District Court. On July 24, 2000 the District Court issue an order for settlement proceedings outlining the details for providing the appropriate notices to class members. Class members had until October 2, 2000 to opt out of the class and until November 11, 2000 to file proofs of claim. The settlement was approved at a hearing October 13, 2000. The amounts to be paid by Defendants pursuant to the settlement are being funded by our insurer and thus settlement, will not have a material adverse effect on us.

       In September 2000, one of our clients submitted to us a notice claiming damages relating to a software implementation project. The client has requested a price adjustment in the amount of $3.5 million, but has informally lowered its request to $1.3 million. The client's claim arises from the performance of our subcontractor on the project. We believe that the subcontractor has full responsibility for our client's claim and have so notified that company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On July 28, 2000, the Company held its 2000 Annual Meeting of Shareholders. At the meeting, the shareholders elected as Class II directors, with terms expiring in 2003, Gregory J. Owens (with 21,013,169 affirmative votes and 48,724 votes against), Joseph H. Jacovini (with 20,821,920 affirmative votes and 239,973 votes against), and Thomas A. Skelton (with 21,011,845 affirmative votes and 50,048 votes against). No other matters were submitted to shareholders for action at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits

1. Agreement and Plan of Merger dated as of September 21, 2000, by and among Manugistics Group, Inc., Talus Solutions, Inc. and Manu Acquisition Corp.
      (We previously filed this exhibit in the Current Report on Form 8-K/A which we filed on October 11, 2000.)

27     Financial Data Schedule

(b)    Reports on Form 8-K

1. On September 22, 2000 we filed a Current Report on Form 8-K reporting our issuance of a press release on September 21, 2000 announcing that we had signed an agreement to acquire Talus Solutions, Inc. in a tax-free stock-for-stock merger.

2. On October 10, 2000 we filed a Current Report on Form 8-K/A setting forth certain additional information relating to the acquisition of Talus Solutions, Inc.

3. On October 11, 2000, we filed a Current Report on Form 8-K to report that we had announced our intent to issue convertible subordinated notes due 2007 in a private placement.

4. On October 11, 2000 we filed a Current Report on Form 8-K/A including the merger agreement between the Company and Talus Solutions, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MANUGISTICS GROUP, INC.
                                           (Registrant)

Date:     October 16, 2000                 By:
                                           --

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