Form 10-Q
period 2000-11-30
MANUGISTICS GROUP INC
filed 2001-01-16
CIK 908440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

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

                               YES X NO _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 65.2 million (1) shares of common stock, $.002 par value per share, as of December 20, 2000.


(1) Includes approximately 7.0 million shares issued in connection with the acquisition of Talus Solutions, Inc.

                             MANUGISTICS GROUP, INC.

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         November 30, 2000 (Unaudited) and February 29, 2000                            3

         Condensed Consolidated Statements of Operations - Three and Nine
         months ended November 30, 2000 and 1999 (Unaudited)                            4

         Condensed Consolidated Statements of Cash Flows - Nine months
         ended November 30, 2000 and 1999 (Unaudited)                                   5

         Notes to Condensed Consolidated Financial Statements -
         November 30, 2000 (Unaudited)                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    24

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                             24

Item 2.  Changes in Securities and Use of Proceeds                                     25

Item 6.  Exhibits and Reports on Form 8-K                                              25

         SIGNATURES                                                                    27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        NOVEMBER 30,  FEBRUARY 29,
                                                                           2000          2000
                                                                        ----------    ------------
                                                                        (UNAUDITED)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents.........................................  $   25,779   $     34,051
    Marketable securities.............................................     254,995         17,496
    Accounts receivable, net of allowance for doubtful................
     accounts of $5,560  and $1,875 at November 30, 2000 and
     February 29, 2000, respectively..................................      72,094         38,705
    Other current assets..............................................       6,314          9,252
                                                                        ----------   ------------

          Total current assets........................................     359,182         99,504
                                                                        ----------   ------------

  PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION ............      14,529         14,157

  NONCURRENT ASSETS:
    Software development costs, net of accumulated amortization.......      16,046         16,514
    Intangible assets, net of accumulated amortization................       6,931          7,317
    Deferred tax asset................................................      26,165         12,776
    Other noncurrent assets...........................................      11,279          2,160
                                                                        ----------   ------------

          Total noncurrent assets.....................................      60,421         38,767
                                                                        ----------   ------------

TOTAL ASSETS..........................................................  $  434,132   $    152,428
                                                                        ==========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable..................................................  $    5,613   $      5,792
    Accrued compensation..............................................      12,761          8,345
    Other current liabilities.........................................      18,902         10,679
    Deferred revenue..................................................      32,592         26,727
    Current portion of restructuring accrual..........................       1,674          5,130
    Line of credit....................................................           -          6,000
                                                                        ----------   ------------
          Total current liabilities...................................      71,542         62,673
                                                                        ----------   ------------

  LONG-TERM DEBT......................................................     250,116            283
  RESTRUCTURING ACCRUAL - LONG-TERM...................................       2,254          2,754
  COMMITMENTS AND CONTINGENCIES.......................................

  STOCKHOLDERS' EQUITY:
    Preferred stock...................................................           -              -
    Common stock, $0.002 par value per share; 100,000,000
     shares authorized; 58,926,306 and 57,341,814 shares
     issued, and 58,173,796 and 56,589,304 shares outstanding
     at November 30, 2000 and February 29, 2000, respectively.........         116            113
    Additional paid-in capital........................................     230,444        189,425
    Accumulated deficit...............................................    (113,614)      (102,203)
    Accumulated other comprehensive (loss) income.....................        (858)           100
    Treasury stock - 752,510 shares, at cost..........................        (717)          (717)
    Deferred compensation - repriced stock options....................      (5,151)             -
                                                                        ----------   ------------

          Total stockholders' equity..................................     110,220         86,718
                                                                        ----------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................  $  434,132   $    152,428
                                                                        ==========   ============

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                      NOVEMBER 30,                NOVEMBER 30,
REVENUES:                                                                          2000          1999         2000          1999
                                                                                   ----        ------         ----          ----
   License fees.............................................................    $  35,807     $  14,571    $  90,290     $  38,423
   Services.................................................................       20,557         9,631       49,096        36,794
   Solution support.........................................................       13,632        11,592       39,279        33,565
                                                                                ---------     ---------    ---------     ---------
     Total revenues.........................................................       69,996        35,794      178,665       108,782
                                                                                ---------     ---------    ---------     ---------
OPERATING EXPENSES:
   Cost of license fees.....................................................        4,772         3,686       14,365         9,596
   Cost of consulting, solution support and other services                         14,344        10,789       39,636        32,703
     (Excluding ($1,373) and $4,864 of non-cash stock compensation (benefit)
     expense for the three and nine month periods ended November 30, 2000, respectively)..........................................................
   Sales and marketing costs                                                       30,710        15,074       78,844        43,212
     (Excluding ($3,000) and $4,349 of non-cash stock compensation (benefit)
     expense for the three and nine month periods ended November 30, 2000, respectively)..........................................................
   Product development expenses                                                     8,964         7,516       25,179        21,977
     (Excluding ($1,240) and $4,103 of non-cash stock compensation (benefit)
     expense for the three and nine month periods ended November 30, 2000, respectively)..........................................................
   General and administrative costs                                                 5,972         3,896       16,282        11,736
     (Excluding ($460) and $1,322 of non-cash stock compensation (benefit)
     expense for the three and nine month periods ended November 30, 2000, respectively)..........................................................
   Non-cash stock compensation (benefit) expense............................       (6,073)            -       14,638             -
   Restructuring costs......................................................            -           (17)           -          (699)
                                                                                ---------     ---------    ---------     ---------
     Total operating expenses...............................................       58,689        40,944      188,944       118,525
                                                                                ---------     ---------    ---------     ---------

INCOME (LOSS) FROM OPERATIONS...............................................       11,307        (5,150)     (10,279)       (9,743)

OTHER INCOME - NET..........................................................          306           360        1,021         1,235
                                                                                ---------     ---------    ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES...........................................       11,613        (4,790)      (9,258)       (8,508)

PROVISION (BENEFIT) FOR INCOME TAXES........................................        2,190            15        2,154          (657)
                                                                                ---------     ---------    ---------     ---------

NET INCOME (LOSS)...........................................................    $   9,423     $  (4,805)   $ (11,412)    $  (7,851)
                                                                                =========     =========    =========     =========

BASIC NET INCOME (LOSS) PER SHARE...........................................    $    0.16     $   (0.09)   $   (0.20)    $   (0.14)
                                                                                =========     =========    =========     =========

DILUTED NET INCOME (LOSS) PER SHARE.........................................    $    0.14     $   (0.09)   $   (0.20)    $   (0.14)
                                                                                =========     =========    =========     =========
SHARES USED IN COMPUTATION:

  BASIC.....................................................................       57,969        55,180       57,378        54,594
                                                                                =========     =========    =========     =========

  DILUTED...................................................................       66,224        55,180       57,378        54,594
                                                                                =========     =========    =========     =========


   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                   NINE MONTHS ENDED          NINE MONTHS ENDED
                                                                                      NOVEMBER 30,               NOVEMBER 30,
                                                                                          2000                       1999
                                                                                          ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................................................      $ (11,412)                  $ (7,851)
Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation and amortization............................................          13,742                     16,274
      Deferred tax asset.......................................................        (13,389)                      (657)
      Tax benefit from stock options exercised.................................          11,970                          -
      Non-cash stock compensation expense......................................          14,638                          -
      Other....................................................................            (38)                      (420)
    Changes in assets and liabilities:
      Accounts receivable - net................................................        (33,389)                     10,895
      Other current assets.....................................................           2,559                      (302)
      Other non-current assets.................................................           (982)                       (15)
      Accounts payable and accrued expenses....................................          11,231                    (9,383)
      Restructuring accrual....................................................         (3,956)                    (9,809)
      Income taxes payable/receivable..........................................           2,051                      2,903
      Deferred revenue.........................................................           5,865                    (1,235)
                                                                                     ----------                  ---------

            Net cash (used in) provided by operating activities................         (1,110)                        400
                                                                                     ----------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment ......................................         (5,542)                    (1,521)
      Investment in unconsolidated subsidiaries................................         (1,000)                          -
      Capitalization and purchases of software.................................         (8,985)                    (3,919)
      Investments and (purchases) sales of marketable securities ..............       (237,500)                      8,250
                                                                                     ----------                  ---------

            Net cash (used in) provided by investing activities................       (253,027)                      2,810
                                                                                     ----------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of long-term debt and capital lease obligations ................           (167)                      (133)
      Proceeds from issuance of convertible debt - net of issuance costs.......         242,500                          -
      Net change in line of credit.............................................         (6,000)                      3,700
      Proceeds from exercise of stock options and employee stock plan purchases           9,262                      4,722
                                                                                     ----------                  ---------

            Net cash provided by financing activities..........................         245,595                      8,289
                                                                                     ----------                  ---------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES.....................................             270                      (227)
                                                                                     ----------                  ---------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........................         (8,272)                     11,272

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................          34,051                     20,725
                                                                                     ----------                  ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD.......................................      $   25,779                  $  31,997
                                                                                     ==========                  =========


   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                NOVEMBER 30, 2000

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

       These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 29, 2000 included in the Annual Report on Form 10-K of the Company for that year filed with the Securities and Exchange Commission.

2.   NET INCOME (LOSS) PER SHARE

       Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method and the effect of the assumed conversion of our convertible subordinated debt. Shares and per share amounts have been restated to give effect to the Company's two-for-one stock split, effective December 7, 2000 (see Note 9). Common equivalent shares (in thousands) from options of 2,424 shares, 7,389 shares, and 1,844 shares, respectively, were excluded from the calculation of diluted net loss per share for the three month period ended November 30, 1999 and nine month-periods ended November 30, 2000 and 1999, as including them would have been anti-dilutive. The assumed conversion of the Company's convertible debt was excluded from the computation of diluted net income (loss) per share for the three and nine months ended November 30, 2000, since it was anti-dilutive for both periods. The Company's convertible debt may be exchanged for up to approximately 5.7 million shares in future periods. The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except per share amounts):

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           NOVEMBER 30,                         NOVEMBER 30,
                                                      2000              1999              2000              1999
                                                      ----              ----              ----              ----
             Weighted average common shares            57,969            55,180            57,378           54,594
             Dilutive potential common shares           8,255                 -                 -                -
                                                    ---------          --------          --------          -------
             Shares used in diluted computation        66,224            55,180            57,378           54,594
                                                    =========          ========          ========          =======

             Net income (loss)                      $   9,423          $ (4,805)         $(11,412)         $(7,851)
                                                    =========          ========          ========          =======
             Basic net income (loss) per share      $    0.16          $  (0.09)         $  (0.20)         $ (0.14)
                                                    =========          ========          ========          =======
             Diluted net income (loss) per share    $    0.14          $  (0.09)         $  (0.20)         $ (0.14)
                                                    =========          ========          ========          =======



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

       As previously reported on the Company's Form 10-K for the year ended February 29, 2000, one of the Company's clients submitted to the Company by letter a claim for damages based on alleged breaches of a software license agreement entered into with one of the Company's foreign subsidiaries in fiscal 1997. On October 19, 2000, this client named the Company and Manugisitcs U.K. Limited as defendants in a claim. The client claims damages of an amount between $6.7 million and $10.5 million, plus interest, arising out of a contract for the supply of software, support, maintenance, consulting and training services. The claimant alleges that the implementation of the software was a failure because it did not meet the requirements of the contract. The Company denies the allegations and believes that its defense is meritorious. The Company's insurance carriers have accepted coverage under a reservation of rights.


4.   COMPREHENSIVE INCOME (LOSS)

       In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in the Company's financial statements. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income (loss). The following table sets forth the comprehensive income (loss) for the three and nine month periods ended November 30, 2000 and 1999 (dollar amounts in thousands):

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              NOVEMBER 30,                  NOVEMBER 30,
                                                          2000           1999           2000             1999
                                                          ----           ----           ----             ----
                   Net income (loss)                     $  9,423       $ (4,805)      $(11,412)      $ (7,851)
                   Other comprehensive income (loss)       (1,147)           804           (958)           285
                                                         ---------      --------       ---------      --------

                   Total comprehensive income (loss)     $  8,276       $ (4,001)      $(12,370)      $ (7,566)
                                                         ========       ========       =========      =========

5.   RESTRUCTURING ACCRUAL

       During the second half of fiscal 1999, the Company recorded restructuring and unusual charges primarily associated with the implementation of the Company's restructuring plan. This plan reorganized the Company to focus on its core business of providing supply chain solutions to companies with dynamic supply chains. The Company believes that the reserves as of November 30, 2000 are adequate and that no further revisions of estimates are necessary at this time. The following table sets forth restructuring activity for the nine month period ended November 30, 2000 (dollar amounts in thousands):



                                                            BEGINNING         CASH            ENDING
                                                             BALANCE       UTILIZATION        BALANCE
                                                          MARCH 1, 2000    OF ACCRUAL    NOVEMBER 30, 2000
                                                          -------------    ----------    -----------------

   Severance costs                                           $  920         $    825         $    95
   Lease obligations costs                                    6,964            3,131           3,833
                                                             ------         --------         -------

   Total                                                     $7,884         $  3,956         $ 3,928
                                                             ======         ========         =======

6.   LONG-TERM DEBT

       Convertible subordinated notes - In October and November 2000, the Company issued an aggregate principal amount of $250 million of 5% convertible subordinated notes due 2007 (the "Notes"). Interest is paid semiannually. The Notes were issued and sold to Deutsche Bank Securities Inc, and Banc of America Securities LLC, as the initial purchasers in reliance on the exemption from registration under Rule 144A of the Securities Act of 1933, as amended. The Notes are convertible into a total of approximately 5.7 million shares of common stock at a conversion price of $44.0625 per share at any time on or after 90 days following the last date of original issuance, through maturity, unless previously redeemed or repurchased. The Company may redeem some or all of the notes at any time on or after November 7, 2003. The redemption price, expressed as a percentage of the principal amount, will be as follows:

                                                                                        REDEMPTION
                                               REDEMPTION PERIOD                           PRICE
                                               -----------------                           -----
                             November 7, 2003 through October 31, 2004                     103%

                             November 1, 2004 through October 31, 2005                     102%
                             November 1, 2005 through October 31, 2006                     101%
                             November 1, 2006 through maturity                             100%

       Line of credit - The Company has an unsecured revolving credit facility with a commercial bank. The current agreement will expire in September of 2001. Under its terms, the Company may request cash advances, letters of credit or both in an aggregate amount of up to $20.0 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). As of November 30, 2000, the Company did not have any borrowings outstanding under its line of credit.



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

       In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 must be implemented no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management does not believe the adoption of SAB No. 101 will have a material effect on the Company's consolidated financial position or results of operations in fiscal 2001.

8.   STOCK-BASED COMPENSATION

       Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation" became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after December 15, 1998. In January 1999, the Company repriced employee stock options to purchase a total of 3.0 million shares (which did not include options held by executive officers or directors). The four-year vesting period restarted for all repriced options, subject to acceleration under certain performance-related circumstances. Under FIN 44, the 3.0 million options are subject to variable plan accounting. Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value based on the changes in the stock price from the value at July 1, 2000, of the modified stock option awards until the award is exercised, forfeited or expires.

   Under FIN 44, no adjustments are to be made upon initial application of FIN 44 for periods prior to July 1, 2000.

   In connection with the application of FIN 44 in the three month and nine month periods ended November 30, 2000, the Company recorded compensation (benefit) expense of approximately ($6.1) million and $14.6 million, respectively. The remaining vesting period of the repriced stock options is approximately 2.25 years. In each future quarter, the Company will record the additional expense or benefit related to the repriced stock options still outstanding based on the respective increase or decrease in the Company's common stock price as compared to the prior quarter.

9.   STOCK SPLIT

       On November 7, 2000, the Board of Directors of the Company declared a two-for-one stock split on the Company's common stock, which was paid in the form of a 100% stock dividend on December 7, 2000, to shareholders of record as of November 20, 2000. The shares outstanding, weighted average shares, amounts per share, and all other references to shares of common stock reported have been restated to give effect to the stock split.



10.    SUBSEQUENT EVENTS

   Acquisition - On December 21, 2000, the Company completed the acquisition of Talus Solutions, Inc., ("Talus"), a leading provider of pricing and revenue optimization products and services. The Company issued approximately 7.0 million shares of its common stock, which have an approximate value of $340.0 million for financial reporting purposes. This value is based on the Company's average stock price for a few days before and after September 21, 2000, the date the acquisition terms were agreed to and announced. The measurement date is September 21, 2000, since the final application of the acquisition agreement formula did not result in a change in the number of shares or other consideration issued.

   The 7.0 million shares were issued as follows: a) approximately 6.0 million shares were delivered to the Company's exchange agent for direct transfer to the former Talus stockholders and b) approximately 1.1 million will be delivered to State Street Bank and Trust Company, as escrow agent, to secure potential indemnification claims of the Company. To the extent that the escrowed shares are not subject to indemnification claims on the various release dates when distribution is to occur, the escrowed shares will be delivered to the former Talus stockholders in two installments, commencing on October 31, 2001, with the last installment due to be distributed on July 2, 2002. In addition, a total of approximately 1.4 million shares of common stock have been reserved for issuance upon exercise of outstanding Talus stock options and warrants assumed by the Company in connection with the acquisition. In connection with non-vested Manugistics' stock options to be exchanged for non-vested Talus stock options, the Company anticipates recording deferred compensation of approximately
$22.8 million, which will be amortized over the vesting period of approximately 4 years.

   Certain former Talus stockholders holding a total of approximately 5.5 million shares of the Company's common stock, including escrowed shares, have agreed not to resell such shares prior to three staged release dates which are as follows: January 18, 2001, May 31, 2001, and no later than October 31, 2001. All remaining shares shall be released at this time.

   Lease of Facility - The Company has agreed to lease approximately 210,000 square feet for its new headquarters in Rockville, Maryland starting in the spring of 2002. This move will allow the Company to bring its current Rockville operations into a single location as the leases for its existing facilities expire in early 2002, and will allow for future expansion as required. The new leasing agreement is for an initial term of 10 years.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   We are a global provider of Enterprise Profit Optimization TM solutions - the combination of supply chain management and pricing and revenue optimization solutions - and eBusiness solutions for enterprises and eMarketplaces. Our solutions include infrastructure and application software products, solution support, strategic consulting and implementation services. Our solutions help our clients monitor and streamline their core internal operational processes involving the design, purchase, manufacture, storage, transportation, marketing and selling of their goods and services. Our solutions also help integrate clients' internal processes with trading partners and provide the collaboration and optimization required across extended eMarketplaces. Our solutions help our clients improve resource allocation through more cost-effective and efficient operational decisions and improve customer service - driving costs lower and revenues higher.

   Increasing global competition, shortening product life cycles and developing eBusiness initiatives of new and existing competitors are driving enterprises to provide greater levels of customer service while shortening their time-to-market. We were an early innovator in trading partner collaboration, with our first Internet-ready products commercially available in late 1997. Our technology initiatives continue to focus on the changing needs of companies in the markets we serve, as well as the requirements of the new eBusiness economy. We have developed a web architecture for our Manugistics NetWORKS TM collaborative solutions through our proprietary WebWORKS TM infrastructure and have provided advanced integration to disparate systems through our WebConnect products. Through our exchange platform ExchangeWORKS TM, we are now addressing the new eBusiness processes enabled by the Internet, such as auctions, dynamic pricing, procurement, track and trace, and order and pipeline visibility.

   We offer solutions to companies in a diverse array of industries including agriculture, apparel, chemicals, consumer goods, electronics & high technology, energy, food, government, healthcare, logistics, metals, motor vehicles & parts, paper, pharmaceuticals and retail. Our customer base of approximately 1,000 clients includes large, multinational enterprises such as 3Com, Coca-Cola Bottling, Cisco Systems, Astec Power Division of Emerson, Levi Strauss & Co., Fuji Photo Film USA, Ford, Harley-Davidson, Marriott, The Limited, Texas Instruments and Unilever, as well as medium-sized enterprises and emerging eBusinesses.

RESULTS OF OPERATIONS

REVENUES:

   Our revenues consist of software license fees, consulting revenues and solution support revenues. Software license revenues are recognized upon execution of a software license agreement, provided that the software product has been shipped, there are no uncertainties surrounding product acceptance, the license fees are fixed and determinable, collection is considered probable and no significant production, modification or customization of the software is required, in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions". Fees are allocated to the various elements of software license agreements based on our historical fair value experience. Consulting revenues are recognized as the services are performed. Solution support revenues are recognized ratably over the support period defined in the software license agreement. The following table sets forth revenues for the three and nine month periods ended November 30, 2000 and 1999 (dollar amounts in thousands):

                                            THREE MONTHS ENDED NOVEMBER 30,                NINE MONTHS ENDED NOVEMBER 30,
                                         2000           CHANGE           1999           2000           CHANGE           1999
                                         ----           ------           ----           ----           ------           ----
  License fees                          $35,807          146%          $ 14,571       $ 90,290          135%          $ 38,423
     Percentage of total revenues            51%                            41%             51%                            35%
  Consulting services                   $20,557          113%            $9,631       $ 49,096           33%          $ 36,794
     Percentage of total revenues            29%                            27%             27%                            34%
  Solution support and other services   $13,632           18%          $ 11,592       $ 39,279           17%          $ 33,565
     Percentage of total revenues            20%                            32%             22%                            31%
                                        --------                       --------       ---------                       --------


  Total revenues                        $69,996           96%          $ 35,794       $178,665           64%          $108,782
                                        ========                       ========       =========                       ========
     Percentage of total revenues           100%                           100%            100%                           100%

   License fees. Our license fees consist primarily of software license revenues from direct sales. We also earn license fees through indirect channels, primarily through complementary software vendors, consulting firms, distributors and systems integrators.

   License fees increased for the three and nine months ended November 30, 2000 compared to the same period in 1999, primarily because we fielded a more effective and larger direct sales organization during the three and nine month period ended November 30, 2000. We also benefited from an improved market environment for supply chain optimization solutions and the developing demand for eBusiness trading networks. This resulted in an increase in both the number of transactions closed and the average size of transactions during the three and nine month period ended November 30, 2000 compared to the comparable period in 1999.

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

   Consulting services revenues increased for the three and nine months ended November 30, 2000 as compared to the comparable period in 1999, primarily due to an increase in implementation services provided for software licensed in the current and prior periods.

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

OPERATING EXPENSES:

   Other operating expenses - Non-cash stock compensation. FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation" became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after December 15, 1998. In January 1999, we repriced employee stock options, other than those held by executive officers or directors. The effect of this repricing resulted in approximately 3.0 million options being repriced and the four-year vesting period starting over. Under FIN 44, the 3.0 million options are subject to variable plan accounting. Under variable plan accounting, compensation cost is adjusted for increases or decreases in the fair market value of the modified stock option awards until the award is exercised, is forfeited or expires.

   Under FIN 44, no adjustments are to be made upon initial application of FIN 44 for periods prior to July 1, 2000.

   In connection with the application of FIN 44 during the three months and nine months ended November 30, 2000, we recorded a compensation (benefit) expense of approximately ($6.1) million and $14.6 million, respectively. The remaining vesting period is approximately 2.25 years for the deferred compensation. In each future quarter, the Company will record the additional expense or benefit related to the repriced stock options still outstanding based on the respective increase or decrease in Manugistics' common stock price as compared to the prior quarter.

The stock compensation (benefit) expense is allocated to operating expenses as follows (in thousands):

                                                             THREE MONTHS ENDED NOVEMBER 30,   NINE MONTHS ENDED NOVEMBER 30,
                                                                                 2000                         2000
                                                                                 ----                         ----

    Cost of consulting, solution support and other services                 $ (1,373)                        4,864
    Sales and marketing costs                                                 (3,000)                        4,349
    Product development expenses                                              (1,240)                        4,103
    General and administrative costs                                            (460)                        1,322
                                                                            ---------                     --------
    Cost of consulting, solution support and other services                 $ (6,073)                     $ 14,638
                                                                            =========                     ========

   The amounts and discussion below are based upon expense amounts excluding non-cash stock compensation (benefit) expense. The following table sets forth operating expenses for the three and nine month periods ended November 30, 2000 and 1999 (dollar amounts in thousands):

                                          THREE MONTHS ENDED NOVEMBER 30,                NINE MONTHS ENDED NOVEMBER 30,
                                         2000          CHANGE             1999           2000         CHANGE     1999
                                         ----          ------             ----           ----         ------     ----

    Cost of license fees                $ 4,772           29%         $  3,686      $  14,365           50%          $ 9,596
       Percentage of total revenues          7%                            10%             8%                             9%
    Cost of consulting, solution
    support and other services           14,344           33%           10,789         39,636           21%           32,703
       Percentage of total revenues         20%                            30%            21%                            30%
    Sales and marketing costs            30,710          104%           15,074         78,844           83%           43,212
       Percentage of total revenues         44%                            42%            44%                            40%
    Product development expenses          8,964           19%            7,516         25,179           15%           21,977
       Percentage of total revenues         13%                            21%            14%                            20%
    General and administrative costs      5,972           53%            3,896         16,282           39%           11,736
       Percentage of total revenues          9%                            11%             9%                            11%
    Restructuring costs                       -         (100%)             (17)             -          (100%)           (699)
       Percentage of total revenues          0%                             N/M            0%                             1%
                                        ----------                    ---------     ---------                        -------

    Total operating expenses              $64,762         58%         $ 40,944      $ 174,306           47%         $118,525
                                        ==========                    ========      =========                       ========
     Percentage of total revenues           93%                           114%            98%                           109%

   Cost of license fees. Cost of license fees consist primarily of amortization of capitalized software development costs and royalty fees associated with third-party software included with our licensed software. Capitalized software development costs are amortized at the greater of the amount computed using either the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release, or the ratio that current gross revenues from the product bears to the total current and anticipated future gross revenues. Generally, an economic life of two to five years is assigned to capitalized software development costs. The following table sets forth amortization of capitalized software development costs, and other cost of license fees for the three and nine month periods ended November 30, 2000 and 1999 (dollar amounts in thousands):



                                              THREE MONTHS ENDED NOVEMBER 30,            NINE MONTHS ENDED NOVEMBER 30,
                                              2000         CHANGE         1999          2000         CHANGE         1999
                                              ----         ------         ----          ----         ------         ----
      Amortization of capitalized
         software development costs          $ 2,322        (13)%        $ 2,654       $ 6,867          8%         $ 6,387
         Percentage of license fees               7%                         18%            8%                         17%
      Other costs of license fees              2,450         137%          1,032         7,498        134%           3,209
         Percentage of license fees               7%                          7%            8%                          8%
                                             ------                      ------        ------                      ------
      Cost of license fees                   $ 4,772          30%        $ 3,686       $14,365         50%         $ 9,596
                                             =======                     =======       =======                     =======
         Percentage of license fees              13%                         25%           16%                         25%

   Cost of license fees increased for the three and nine months ended November 30, 2000 compared to the comparable periods in 1999, primarily due to an increase in the amount of royalties paid to third parties as a result of the particular mix of products licensed in the comparative periods.

   Cost of consulting, solution support and other services. Cost of consulting, solution support and other services increased for the three and nine months ended November 30, 2000 compared to the comparable periods in 1999, primarily due to an increase in the number of consultants.

   Sales and marketing. Sales and marketing expenses consist primarily of personnel costs, commissions, promotional events and advertising. Sales and marketing expenses increased for the three and nine months ended November 30, 2000 compared to the comparable periods in 1999, primarily due to increased commissions due to increased software license fees, increased sales and marketing headcount, and increased marketing expenditures.

   Product development. We record product development expenses net of capitalized software development costs for products that have reached technological feasibility in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The following table sets forth product development costs for the three and nine month periods ended November 30, 2000 and 1999 (dollar amounts in thousands):


                                                      THREE MONTHS ENDED NOVEMBER 30,            NINE MONTHS ENDED NOVEMBER 30,
                                                      2000         CHANGE         1999          2000         CHANGE          1999
                                                      ----         ------         ----          ----         ------          ----


Gross product development costs                      $11,193         29%         $ 8,676       $31,939         24%           25,690
    Percentage of total revenues                         16%                         24%           18%                          24%
Less: Capitalized product development costs          $ 2,229         92%         $ 1,160         6,760         82%            3,713
    Percentage of gross product development costs        20%                         13%           21%                          15%
                                                       -----                     ------          -----                          ---

Net product development costs                        $ 8,964         19%         $ 7,516       $25,179         15%          $21,977
                                                     =======                     =======       =======                      =======
    Percentage of total revenues                         13%                         21%           14%                          20%

   Gross and net product development costs increased for the three and nine month periods ended November 30, 2000 compared to the comparable periods in 1999 primarily due to the increase of product development headcount during that period.

   General and administrative. General and administrative expenses consist primarily of personnel costs, infrastructure expenses and the fees and expenses associated with legal, accounting and other functions. General and administrative expenses increased for the three and nine month periods ended November 30, 2000, compared to the comparable periods in 1999, primarily due to the increase in headcount during that period.

   Restructuring costs. In connection with the corporate-wide restructuring plan instituted during fiscal 1999, we reduced previously recorded restructuring charges by approximately $17,000 and $699,000, respectively, for the three and nine month periods ended November 30, 1999. The adjustments primarily relate to the sub-lease of property that management had believed, at the time of the restructuring, would not be sublet, and which adjustments were partially offset by increases in the accrual for severance costs and impairment of long-lived assets.

OTHER INCOME - NET:

   The following table sets forth other income for the three and nine month periods ended November 30, 2000 and 1999 (dollar amounts in thousands):




                                               THREE MONTHS ENDED NOVEMBER 30,            NINE MONTHS ENDED NOVEMBER 30,
                                              2000          CHANGE         1999          2000        CHANGE         1999
                                              ----          ------         ----          ----        ------         ----

          Other income                        $ 306          (15%)          $ 360        $1,021        (17%)        $1,235
              Percentage of total revenues       1%                            1%            1%                         1%

   Other income includes interest income from short-term investments, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other income decreased for the three and nine months ended November 30, 2000 compared to the comparable periods in 1999 primarily due to increased foreign currency exchange losses.

PROVISION (BENEFIT) FOR INCOME TAXES:

   The following table sets forth income tax provisions (benefits) for the three and nine month periods ended November 30, 2000 and 1999 (amounts in thousands):

                                             THREE MONTHS ENDED NOVEMBER 30,          NINE MONTHS ENDED NOVEMBER 30,
                                            2000         CHANGE         1999         2000         CHANGE         1999
                                            ----         ------         ----         ----         ------         ----

          Income tax provision (benefit)   $2,190          145%        $   15        $2,154      228%          $ (657)
           Percentage of income (loss)
            before income taxes               19%                        (0.3)%       (23)%                         8%

   The Company's effective tax rate for three and nine months ended November 30, 2000, was significantly impacted by non-cash stock compensation (benefit) expense that did not result in income tax expense or benefit for financial reporting purposes. Excluding the effect of non-cash stock compensation (benefit) expense, the Company's effective tax rate was 39.5% and 40.0% for the three and nine months ended November 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

   The following table sets forth liquidity and capital resources as of November 30, 2000 and February 29, 2000 (dollar amounts in thousands):

                                                                           AS OF                      AS OF
                                                                       NOV. 30, 2000   CHANGE   FEBRUARY 29, 2000
                                                                       -------------   ------   -----------------
                  Working capital                                      $   287,640      681%       $    36,831
                  Cash, cash equivalents and marketable securities     $   280,774      445%       $    51,547


   The Company has historically financed its growth primarily through funds generated from operations, through proceeds from offerings of capital stock and convertible debt, and to a lesser extent, through short-term borrowings under a revolving credit facility. The increase in working capital and cash, cash equivalents and marketable securities at November 30, 2000 as compared to February 29, 2000 primarily resulted from an increase in the marketable securities balance as a result of the Company's $250 million convertible debt offering which was consummated during the nine months ended November 30, 2000.


   Operating activities used cash of approximately $1.1 million for the nine months ended November 30, 2000. Operating cash flows decreased for the period primarily because the net loss for the period and the net changes in the accounts receivable and deferred tax asset balances were only partially offset by the change in non-cash operating items, such as the non-cash stock compensation and depreciation and amortization.

   Investing activities used cash of $253.0 million for the nine months ended November 30, 2000, primarily consisting of purchases of marketable securities, the capitalization of software development costs and the purchase of fixed assets and software for internal use.

   Financing activities provided cash of approximately $245.6 million for the nine months ended November 30, 2000, primarily consisting of proceeds from the issuance of 5% convertible subordinated notes in October and November 2000, and the exercise of employee stock options and purchases of our common stock through our employee stock purchase plan.

   We believe that our allowance for doubtful accounts as of November 30, 2000 is adequate to cover any foreseeable difficulties with the collection of our accounts receivable balances. However, a significant portion of our accounts receivable resulted from the sales of large software licenses. Therefore, there can be no assurance that the allowance will be adequate to cover any receivables that are later deemed to be uncollectible.

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

   In October and November 2000, the Company issued the Notes. Interest is paid semiannually. The Notes were issued and sold to Deutsche Bank Securities Inc., and Banc of America Securities LLC, as the initial purchasers in reliance on the exemption from registration under Rule 144A of the Securities Act of 1933, as amended. In connection with this transaction, each of the initial purchasers represented that it was a qualified "institutional buyer" as such term is defined in the Securities and Exchange Act of 1934 as amended. The Notes are convertible into approximately $5.7 million shares of common stock at a conversion price of $44.06 per share at any time on or after 90 days following the last of original issuance, through maturity, unless previously redeemed or repurchased. The Company may redeem some or all of the Notes at any time on or after November 7, 2003. The redemption price, expressed as a percentage of the principal amount, will be as follows:

                                                                        REDEMPTION
                               REDEMPTION PERIOD                           PRICE
                               -----------------                           -----
             November 7, 2003 through October 31, 2004                     103%
             November 1, 2004 through October 31, 2005                     102%
             November 1, 2005 through October 31, 2006                     101%
             November 1, 2006  through maturity                            100%


   We believe that our existing cash balances and marketable securities, funds generated from operations and amounts available under our revolving credit facility will be sufficient to meet our anticipated liquidity and working capital requirements for the foreseeable future. We believe that inflation did not have a material effect on our results of operations in the three and nine months ended November 30.

   Certain information regarding commitments and contingencies, including pending litigation, which may have an adverse impact on our liquidity and financial condition is set forth below under "Factors That May Affect Future Results" and under "Legal Proceedings" in Part II of this Quarterly Report.

FACTORS THAT MAY AFFECT FUTURE RESULTS

   In addition to the other information in this Quarterly Report on Form 10-Q, the following factors and those previously reported should be considered in evaluating us and our business. Our operating results have varied in the past and might vary significantly in the future because of factors such as domestic and international business conditions, the timely availability and acceptance of our products, technological change, the effect of competitive products and pricing, the effects of marketing announcements by competitors or potential competitors, changes in our strategy, the mix of direct and indirect sales, the effectiveness of our sales and marketing organization, changes in operating expenses, personnel changes and foreign currency exchange rate fluctuations. Furthermore, clients may defer or cancel their purchases of our products if they experience a downturn in their business or financial condition or if there is a downturn in the general economy.

AS A RESULT OF RECENT SIGNIFICANT CHANGES IN OUR MANAGEMENT, PERSONNEL AND PRODUCTS, YOU MAY HAVE DIFFICULTY EVALUATING OUR PROSPECTS BASED ON OUR SIGNIFICANT LOSSES IN RECENT FISCAL YEARS.

    We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses in fiscal 1999 and fiscal 2000, and for the nine months ended November 30, 2000. In response to our problems, we hired a new executive management team, enhanced our supply chain optimization and eBusiness products and services and improved our direct sales organization. Our ability to continue to achieve operational improvements and improve our financial performance will be subject to a number of risks and uncertainties, including the following:

- slower growth in the market for supply chain and eBusiness software;
- our ability to introduce new software products and services to respond to technological and client needs;
- our ability to manage our anticipated growth;
- our ability to hire, integrate and deploy our direct sales force effectively;
- our ability to expand our distribution capability through indirect sales channels;
- our ability to respond to competitive developments and pricing;
- our dependence on our current executive officers and key employees; and
- changes in rules relating to revenue recognition or in interpretations of these rules

If we fail to successfully address these risks and uncertainties, our business could be harmed and we could continue to incur significant losses.

WE HAVE EXPERIENCED SIGNIFICANT LOSSES IN RECENT FISCAL YEARS. OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF NON-CASH CHARGES. IF WE DO NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE, OUR STOCK PRICE MAY DECLINE.

   We have recently incurred significant losses, including net losses of $11.4 million for the nine months ended November 30, 2000, $8.9 million in fiscal 2000 and $96.1 million in fiscal 1999. We will incur significant non-cash charges in the future related to the amortization of intangibles and non-cash compensation expenses associated with our acquisition of Talus. In addition, we may incur non-cash compensation charges related to our stock option repricing. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future. Our ability to increase revenues and achieve profitability will be affected by the other risks and uncertainties described in this section. Our failure to achieve profitability could cause our stock price to decline, and our ability to finance our operations could be impaired.

OUR OPERATING RESULTS FLUCTUATE, AND IF WE FAIL TO MEET THE EXPECTATIONS OF THE INVESTMENT COMMUNITY IN ANY PERIOD, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

   Our revenues and operating results are difficult to predict, and we believe that period-to-period comparisons of our operating results will not necessarily be indicative of future performance. The factors that may cause fluctuations of our quarterly operating results include the following:

- the size, timing and contractual terms of licenses and sales of our products and services;
- the potentially long and unpredictable sales cycle for our products;
- technical difficulties in our software that could delay the introduction of new products or increase their costs;
- introductions of new products or new versions of existing products by us or our competitors;
- changes in prices or the pricing models for our products and services or those of our competitors;
- changes in the mix of our software license revenues, consulting revenues and solution support revenues;
- changes in the mix of sales channels through which our products and services are sold; and
- changes in rules relating to revenue recognition or in interpretations of these rules.

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

VARIATIONS IN THE TIME IT TAKES US TO SELL OUR SOLUTIONS MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

   The time it takes to sell our solutions to prospective clients varies substantially, but typically ranges between six and twelve months. Variations in the length of our sales cycles could cause our revenues to fluctuate widely from period to period. Because we typically recognize a substantial portion of our license revenues in the last month of a quarter, any delay in the sale of our products could cause significant variations in our revenues from quarter to quarter. Furthermore, because our operating expenses are relatively fixed over the short term and we devote significant time and resources to prospective clients, these fluctuations could cause our operating results to suffer in some future periods. The length of our sales cycle depends on a number of factors, including the following:

- the complexities of the supply chain and e-Business problems our solutions address;
- the breadth of the solution required by the client, including the technical, organizational and geographic scope of the license;
- the evaluation and approval process employed by the client;
- the sales channel through which the solution is sold; and

- any other delays arising from factors beyond our control.

THE SIZE AND SCOPE OF OUR CONTRACTS WITH CLIENTS ARE INCREASING, WHICH MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

   Our clients and prospective clients are seeking to solve increasingly complex supply chain and eBusiness problems. Further, we are now focusing on providing total solutions to our clients, as opposed to only licensing software. As the complexity of the problems our clients seek to solve increases, the size and scope of our contracts with clients increase. As a result, our operating results could fluctuate due to the following factors:

- the complexity of our contracts;
- contractual terms may vary widely, which may result in differing methods of accounting for revenue from each contract;
- losses of, or delays in concluding, larger contracts could have a proportionately greater effect on our revenues for a particular period; and
- the sales cycles related to larger contracts may be longer and subject to greater delays.

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

   Acquisitions involve the integration of companies that have previously operated independently. In connection with any acquisition, there can be no assurance that we will:

- effectively integrate employees, operations, products and systems;
- realize the expected benefits of the transaction;
- retain key employees;
- effectively develop and protect key technologies and proprietary know-how;
- avoid conflicts with our clients with home commercial relationships or compete with the acquired company;
- avoid unanticipated operational difficulties or expenditures; and
- effectively operate our existing business lines, given the significant diversion of resources and management attention required to successfully integrate acquisitions, including the acquisition of Talus in December 2000.

We experienced significant difficulties with the integration of the products and operations of ProMIRA Software, Inc. (ProMIRA), and TYECIN Systems, Inc. (TYECIN), which we acquired in the first half of calender 1998. These difficulties included problems integrating the prior ProMIRA sales forces and the delayed releases of the in-process technology acquired as part of the transaction. In addition, as a result of the poor financial performance we experienced in fiscal 1999, the technology acquired in conjunction with the TYECIN acquisition was not integrated into our solutions and, therefore, revenues generated from this technology have been nominal. Similar difficulties with future acquisitions could materially and adversely affect our business, results of operations and financial condition.

WE MAY ENCOUNTER PROBLEMS EFFECTIVELY INTEGRATING TALUS.

   On December 21, 2000, we completed the acquisition of Talus, a privately held company that provides pricing and revenue optimization products and services. This acquisition is substantially larger than all of our prior acquisitions, not all of which have been successful. In addition to the risks described above in connection with acquisitions generally, the ultimate success of our acquisition of Talus is dependent on factors which include the following:

- our ability to complete the commercial release of Talus' custom-developed products;
- our ability to protect and maintain Talus' intellectual property rights;
- our ability to successfully market and license the products Talus has developed and is developing for commercial release;
- our ability to successfully integrate Talus' technologies;
- our ability to retain and motivate Talus' employees;
- market acceptance of the products Talus has commercially developed to date;
- our ability to fulfill our strategic plan for the acquisition of Talus by integrating our supply chain and eBusiness capabilities and products with Talus' pricing and revenue optimization products and services;
- market acceptance of our combined supply chain, eBusiness and pricing and revenue optimization products;
- our ability, together with Talus, to cross-sell products and services into our respective markets; and
- the outcome of disputes and litigation which have arisen in the ordinary course of business.

OUR ACQUISITION OF TALUS WILL ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS.

   We will incur substantial dilution to our earnings per share in accordance with generally accepted accounting principles for the foreseeable future as a result of the Talus acquisition. In connection with the acquisition, we will amortize approximately $23 million of deferred compensation related to unvested stock options over four years. Further, we will incur an annual amortization charge of approximately $90 million related to goodwill and intangible assets over the next four years.

WE DEPEND ON SALES OF OUR SUPPLY CHAIN OPTIMIZATION AND eBUSINESS SOLUTIONS, AND OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED IF THE MARKET FOR OUR PRODUCT DOES NOT CONTINUE TO GROW.

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

OUR MARKET IS VERY COMPETITIVE, AND WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

   The market for our solutions is very competitive. The intensity of competition in our markets has significantly increased and we expect to increase in the future, particularly in the eBusiness software applications market. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Further, our current or prospective clients and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could materially and adversely affect our growth and operating performance.

MANY OF OUR COMPETITORS HAVE SIGNIFICANTLY MORE RESOURCES THAN WE DO AND, THEREFORE, WE MAY BE AT A DISADVANTAGE IN COMPETING WITH THEM.

   We directly compete with other application software vendors including: Adexa, Inc., Aspen Technology, Inc., The Descartes Systems Group Inc., i2 Technologies, Inc., Logility, Inc. and SynQuest, Inc. Some eBusiness software companies that do not currently offer competitive products or solutions, such as Ariba, Inc. and Commerce One, may begin to compete directly with us in the future as their business models evolve. In addition, some enterprise resource planning (ERP) companies such as Invensys plc (which acquired Baan Company N.V.), J.D. Edwards & Company, Oracle Corporation, PeopleSoft, Inc., and SAP AG have acquired or developed and are continuing to develop supply chain planning software products that compete directly with those offered by Manugistics. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than us, as well as greater name recognition and a larger installed base of clients in their core ERP areas. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies in response to client requirements and changes in client requirements or to devote greater resources to the development, promotion and sale of their products resulting in increased direct competition with Manugistics. Any of these factors could materially impair our ability to compete and adversely affect our revenue growth and operating performance.

IF WE FAIL TO DEVELOP NEW PRODUCTS AND SERVICES IN THE FACE OF OUR INDUSTRY'S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

   The market for supply chain optimization and eBusiness solutions is subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend, in part, upon our ability to enhance existing applications and develop and introduce new applications or capabilities that:

- meet or exceed technological advances in the marketplace;
- meet changing client requirements;
- comply with changing industry standards;
- achieve market acceptance;
- integrate third-party software effectively; and
- respond to competitive offerings.

Our product development and testing efforts have required, and are expected to continue to require, substantial investment. We may not possess sufficient resources to continue to make the necessary investments in technology. In addition, we may not successfully identify new software opportunities or develop and bring new software to market in a timely and efficient manner. If we are unable, for technological or other reasons, to develop and introduce new and enhanced software in a timely manner, we may lose existing clients and fail to attract new clients, which may adversely affect our performance.

DEFECTS IN OUR SOFTWARE OR PROBLEMS IN THE IMPLEMENTATION OF OUR SOFTWARE COULD LEAD TO CLAIMS FOR DAMAGES BY OUR CLIENTS, LOSS OF REVENUES OR DELAYS IN THE MARKET ACCEPTANCE OF OUR PRODUCTS.

   Our software products are complex and are frequently integrated with a wide variety of third-party software. We may license products that contain undetected errors or failures when new products are first introduced or as new versions are released. We may also be unable to meet client expectations in implementing our solutions. These problems may result in claims for damages suffered by our clients or a loss of, or delays in, the market acceptance of our products. In the past, we have discovered software errors in our new releases and new products after their introduction. In the event that we experience significant software errors in future releases, we could experience claims for damages, delays in product releases, client dissatisfaction and potentially lost revenues during the period required to correct these errors. In the future, we may discover errors or limitations in new releases or new products after the commencement of commercial shipments. Any of these errors, defects or delays could materially harm our business.

WE ARE DEPENDENT ON THIRD-PARTY SOFTWARE INCORPORATED IN OUR PRODUCTS AND SOLUTIONS, AND IMPAIRED RELATIONS WITH THESE THIRD PARTIES, DEFECTS IN THIRD-PARTY SOFTWARE OR THE INABILITY TO ENHANCE THEIR SOFTWARE OVER TIME COULD HARM OUR BUSINESS.

   We incorporate third-party software into our products and solutions. We are likely to incorporate additional third-party software into our products and solutions as we expand our product offerings. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the software capabilities. Furthermore, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software. Any impairment in our relationship with these third parties could adversely impact our business and financial condition.

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


OUR EFFORTS TO DEVELOP RELATIONSHIPS WITH VENDORS SUCH AS SOFTWARE COMPANIES, CONSULTING FIRMS, RESELLERS AND OTHERS TO IMPLEMENT AND PROMOTE OUR SOFTWARE PRODUCTS MAY FAIL.

   We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others that we believe can play an important role in marketing our products. We are currently investing, and intend to continue to invest significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with whom we are developing or maintaining marketing relationships have commercial relationships with our competitors. Therefore, there can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially and adversely affect our results of operations.

WE HAVE ONLY RECENTLY ENTERED INTO CONTRACTS WITH GOVERNMENTAL AGENCIES. THESE CONTRACTS OFTEN INVOLVE LONG PURCHASE CYCLES AND COMPETITIVE PROCUREMENT PROCESSES.

   We have recently begun providing our solutions to government agencies and expect that a significant portion of our future revenues may be derived from government agency clients. Obtaining government contracts may involve long purchase cycles, competitive bidding, qualification requirements, performance bond requirements, delays in funding, budgetary constraints and extensive specification development and price negotiations. In order to facilitate doing business with the federal government, we submit a schedule of prices for our products and services to the General Services Administration. We are permitted to update our schedule of prices only on an annual basis. Each government agency maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Government agencies also often retain a significant portion of fees payable upon completion of a project and collection of such fees may be delayed for several months. Accordingly, our revenues could decline as a result of these government procurement processes. In addition, it is possible that, in the future, some of our government contracts may be fixed price contracts which may prevent us from recovering costs incurred in excess of our budgeted costs. Fixed price contracts require us to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of such projects depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed the fixed contract cost, we will not be able to recover the excess costs. If we fail to properly anticipate costs on fixed price contracts, our profit margins will decrease. Some government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Multi-year contracts are contingent on overall budget approval by Congress and may be terminated due to lack of funds.

INCREASED SALES THROUGH INDIRECT CHANNELS MAY ADVERSELY AFFECT OUR OPERATING PERFORMANCE.

   Even if our marketing efforts through indirect channels are successful and result in increased sales, our average selling prices and operating margins could be adversely affected because of the lower unit prices that we receive when selling through indirect channels.

IF WE FAIL TO EFFECTIVELY EXPAND OUR SALES ORGANIZATION, OUR ABILITY TO GROW WILL BE LIMITED.

   Our continuing efforts to expand our sales organization will require significant resources. New sales personnel will require training and may take a long time to achieve full productivity. Further, the competition for qualified sales personnel is intense, and there is no assurance that we can attract and retain qualified sales people at levels sufficient to support our growth. Any failure to adequately sell and support our products could limit our growth and adversely affect our performance.

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

    The number of intellectual property claims in our industry may increase as the number of competing products grows and the functionality of products in different industry segments overlaps. In recent years, there has been a tendency by software companies to file substantially increasing numbers of patent applications. We have no way of knowing what patent applications third parties have filed until a patent is issued. It can take as long as three years for a patent to be granted after an application has been filed. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any of these claims, with or without merit, could be time-consuming to address, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements might not be available on terms acceptable to us or at all, which could materially and adversely affect our business.

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL
CONDITION.

    We currently conduct operations in a number of countries around the world. These operations require significant management attention and financial resources and subject us to risks inherent in doing business internationally, such as:

- regulatory requirements;
- difficulties in staffing and managing foreign operations;
- longer collection cycles;
- different accounting practices;
- problems in collecting accounts receivable;
- legal uncertainty regarding liability, ownership and protection of intellectual property;
- tariffs and other trade barriers;
- seasonal reductions in business activities;
- potentially adverse tax consequences; and
- political instability.

Any of the above factors could adversely affect the success of our international operations. One or more of these factors could have a material adverse effect on our business and operating results.

FLUCTUATIONS IN FOREIGN CURRENCIES COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

   Although the majority of our contracts are denominated in U.S. dollars, most of the revenues from licenses with customers outside the United States have been denominated in foreign currencies, typically in the local currency of our selling business unit. We anticipate that the proportion of our revenues denominated in foreign currencies will increase. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency fluctuations. With respect to our international sales that are U.S. dollar-denominated, an increase in the value of the U.S. dollar relative to the value of foreign currencies could make our products and services less competitive with respect to price.

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

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT CHANGES IN OUR SENIOR MANAGEMENT TEAM AND THERE IS NO ASSURANCE THE TEAM WILL WORK TOGETHER EFFECTIVELY.

   Commencing in the first quarter of fiscal 2000, we have completely changed our senior management team. Gregory J. Owens, our Chief Executive Officer, joined us in April 1999. With one exception, all of our other present executive officers joined us after Mr. Owens. Our success depends on the ability of our management team to work together effectively. Our business, revenues and financial condition will be materially and adversely affected if our senior management team does not manage our company effectively or if we are unable to retain our senior management.

EXPENSES ARISING FROM OUR STOCK OPTION REPRICING MAY HAVE A MATERIAL ADVERSE IMPACT ON FUTURE PERFORMANCE.

   In response to the poor performance of our stock price between May 1998 and January 1999, we offered to reprice employee stock options, other than those held by our executive officers or directors, effective January 29, 1999, to bolster employee retention. The effect of this repricing resulted in options to acquire approximately 3.0 million shares being repriced and the four-year vesting period starting over. The recently adopted FASB Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," requires us to record compensation expense or benefit associated with the change in the price of these options. The increase in our common stock market price since the FASB-mandated measurement date of July 1, 2000 resulted in a non-cash stock compensation expense of $14.6 million being recorded for the nine months ended November 30, 2000. This non-cash stock compensation expense caused what would otherwise have been reported as net income for the nine months of $3.2 million, or $0.05 per basic and diluted share, to be reported as a net loss of $11.4 million, or $0.20 per basic and diluted share. In each future quarter, we will record the additional expense or benefit related to the repriced stock options still outstanding based on the change in our common stock price as compared to the measurement date. As a result, the repricing may continue to have a material adverse impact on reported financial results and could therefore negatively affect our stock price.

WE MAY BE SUBJECT TO FUTURE LIABILITY CLAIMS, AND OUR COMPANY'S AND PRODUCTS' REPUTATION MAY SUFFER.

   Many of our implementations involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. Any failure in a client's system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. We have entered into and plan to continue to enter into agreements with software vendors, consulting firms, resellers and others whereby they market our solutions. If these vendors fail to meet their clients' expectations or cause failures in their clients' systems, the reputation of our company and products could be materially and adversely affected even if our software products perform in accordance with their functional specifications.

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


THE VIABILITY OF ELECTRONIC EXCHANGES IS UNCERTAIN.

   Electronic exchanges that allow collaboration over the Internet among trading partners are relatively new and unproven. There can be no assurance that trading partners will adopt exchanges as a method of doing business. Trading partners may fail to participate in exchanges for a variety of reasons, including:

- concerns about the confidentiality of information provided electronically to exchanges;
- the inability of technological advances to keep pace with the volume of information processed by exchanges; and
- regulatory issues, including antitrust issues that may arise when trading partners collaborate through exchanges.

Any of these factors could limit the growth of exchanges as an accepted means of commerce. Slower growth or the abandonment of the exchange concept in one or more industries could have a material adverse affect on our results of operations and financial condition.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, SUBSTANTIALLY MORE DEBT.

In November 2000 we completed a debt offering of $250 million in 5% subordinated convertible notes. Our indebtedness could have important consequences for investors. For example, it could:

- increase our vulnerability to general adverse economic and industry conditions;
- limit our ability to obtain additional financing;
- require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes; -limit our flexibility in planning for, or reacting to, changes in our business and the industry; and
- place us at a competitive disadvantage relative to our competitors with less debt.

Although we have no present plans to do so, we may incur substantial additional debt in the future. Neither the terms of our credit facility nor the terms of these notes fully prohibit us from doing so. If a significant amount of new debt is added to our current levels, the related risks described above could intensify.



WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

   We will be required to generate cash sufficient to pay all amounts due on the Notes and to conduct our business operations. We have net losses, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

RESALES OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK ISSUED IN CONNECTION WITH THE ACQUISITION OF TALUS SOLUTIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

   In connection with the acquisition of Talus Solutions, Inc., we issued approximately 7.0 million new shares of our common stock. Of these shares, a total of approximately 6.0 million shares are being delivered to Manugistics' exchange agent for direct transfer to the former Talus stockholders and a total of approximately 1.1 million shares were delivered to State Street Bank and Trust Company, as escrow agent, to secure potential indemnification claims of Manugistics. Of the approximately 6.0 million shares delivered to the exchange agent, approximately 1.3 million shares were freely tradable upon completion of the acquisition. The remaining approximately 4.6 million shares are subject to share transfer restrictions and will become available for sale in three stages in accordance with the terms of the share transfer restriction agreements signed by certain principals of Talus Solutions, Inc. The first release date is January 18, 2001, at which time approximately 1.2 million shares will be released. The balance of these shares will be released, in accordance with the terms of the share transfer restriction agreements, on May 31, 2001 and October 31, 2001. The escrowed shares will be released, subject to existing claims, in two stages, the first of which is October 31, 2001.

   In addition, at closing, a total of approximately 1.4 million shares were reserved for issuance upon exercise of outstanding Talus Solution's stock options and warrants which were assumed by Manugistics. Of these shares, a total of approximately .70 million shares were exercisable at the time of completion of the acquisition. In addition, a total of approximately .38 million of these shares are subject to share transfer restrictions which expire January 18, 2001.

SALES OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK BY OUR EXECUTIVE OFFICERS AND DIRECTORS MAY CAUSE OUR STOCK PRICE TO DECLINE.

   Certain of our executive officers have entered into pre-established trading plans to sell up to a total of approximately 515,000 shares of our common stock in January 2001 and thereafter, in amounts ranging from approximately 271,000 to 296,000 shares per fiscal quarter. These quarterly sales will continue indefinitely until the trading plans are modified or terminated. Certain of our other executive officers and directors are considering establishing similar plans to sell shares on a quarterly basis. The sale of these shares may cause the market price of our stock price to decline.

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

- new products or services offered by us or our competitors;
- changes in financial estimates by securities analysts;
- conditions or trends in the supply chain and eBusiness software industry;
- changes in the performance and/or market valuations of other supply chain and eBusiness companies and the software industry in general;
- our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
- adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;
- adverse or unfavorable publicity regarding us or our products;
- additions or departures of key personnel;
- our sales of additional capital stock; and
- other events or factors that may be beyond our control.

In addition, the stock markets in general, The Nasdaq National Market and the market for software companies in particular, have recently experienced extreme price and volume volatility and a significant cumulative decline in recent months. Such volatility and decline have affected many companies irrespective of or disproportionately to the operating performance of these companies. These broad market and industry factors may materially and adversely further affect the market price of our common stock, regardless of our actual operating performance.






FORWARD-LOOKING STATEMENTS

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q contains certain forward-looking statements that are subject to a number of risks and uncertainties. In addition, we may publish forward-looking statements from time to time relating to such matters as anticipated financial performance, business prospects and strategies, sales and marketing efforts, technological developments, new products, research and development activities, consulting services, employee recruiting and retention efforts and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements in this Quarterly Report or elsewhere. The risks and uncertainties that may affect our business, operating results or financial condition include those set forth above under "Factors That May Affect Future Results" and in the information found elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Foreign Currency. In the three and nine months ended November 30, 2000, we generated approximately 43% and 30%, respectively, of our revenues outside the United States and Canada. International sales usually are made by our foreign subsidiaries in local currencies and the expenses incurred by foreign subsidiaries are denominated in local currencies.

   In certain circumstances, we enter into foreign currency contracts with banking institutions to protect large foreign currency receivables against currency fluctuations. When the foreign currency receivable is collected, the contract is liquidated and the foreign currency receivable is converted to U.S. dollars.

   Interest rates. We manage our interest rate risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities and national, state and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of marketable securities held at November 30, 2000 was approximately $255 million.

   We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

   We are currently not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since our long-term debt obligation is at a fixed rate. We are exposed to interest rate risk, as additional financing may be required. The interest rate that we will be able to obtain on additional financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt.
We do not currently anticipate entering into interest rate swaps and/or similar instruments.

   The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, marketable securities - available-for-sale, accrued expenses and notes payable is a reasonable approximation of their fair value. On November 30, 2000, the fair value of our long-term debt (excluding capital lease obligation) was estimated to be $264.2 million based on the maturity date of November 1, 2007 and the 5% interest rate on our convertible subordinated notes compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 50 basis points in interest rates (ten percent of our borrowing rate). Such an increase in interest rates would result in approximately a $7.2 million decrease in fair value of our long-term debt.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   As disclosed in our Quarterly Report on Form 10-Q for the three months ended November 30, 1999, we reached an agreement for the settlement of the class action federal securities litigation in which we, our Chairman of the Board of Directors (the "Board") and our former Chief Financial Officer were defendants (the "Defendants"). As reported by us in our Current Report on Form 8-K dated August 17, 1999, the United States District Court for the District of Maryland had issued an order dismissing the consolidated class action complaint against the Defendants. The plaintiffs then filed an appeal of the ruling. During the pendency of the appeal, the parties reached a settlement in principle to resolve the matter, the parties subsequently entered into a definitive settlement agreement, subject to the approval of the District Court. On July 24, 2000 the District Court issued an order for settlement proceedings outlining the details for providing the appropriate notices to class members. Class members had until October 2, 2000 to opt out of the class and until November 11, 2000 to file proofs of claim. The settlement was approved at a hearing October 13, 2000. The amounts to be paid by Defendants pursuant to the settlement were funded by our insurer, and thus settlement will not have a material adverse effect on us.

   The Company and Manugistics U.K. Limited have been named as defendants in a claim filed by Grocery Logistics Limited in the High Court of Justice, Queen's Bench Division, Technology & Construction Court, No. HT-00-384, filed October 19, 2000. The lawsuit arose from a dispute, which the company had previously announced. The claim seeks damages of an amount between approximately $6.7 million and $10.5 million, plus interest, arising out of a contract for the supply of software, support, maintenance, consulting and training services. The claimant alleges that the implementation of the software was a failure because it did not meet the requirements of the contract. The Company denies the allegations and believes that its defense is meritorious. The Company's insurance carriers have accepted coverage under a reservation of rights.



   On November 29, 2000, the Company filed a lawsuit against VirtualFund.com, Inc., in the United States District Court for the District of Maryland alleging that VirtualFund.com is in anticipatory breach of its obligations under a software license agreement among the Company and Virtual Fund, Inc. and its affiliates. The Company seeks at least $4.5 million in damages.

   We are involved from time to time in disputes and other litigation in the ordinary course of business. We do not believe that the outcome of any pending disputes or litigation, including matters we have previously reported, will have a material adverse effect on our business, operating results, financial condition and cash flows. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to us. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, operating results, financial condition and cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   During the quarter ended November 30, 2001, we issued a total of $250,000,000 principal amount of 5% convertible subordinated notes due 2007 (the "Notes"), as follows: $200,000,000 principal amount on October 20, 2000, and $50,000,000 principal amount on November 2, 2000. We issued and sold these Notes to Deutsche Bank Securities Inc., and Banc of America Securities LLC, as the initial purchasers (the "Initial Purchasers"), in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). We sold the Notes to the Initial Purchasers at a discount of three percent, for an aggregate discount of $7.5 million. Each of the Initial Purchasers represented to us that it was a "qualified institutional buyer" (as such term is defined in Rule 144A under the Securities Act). The Notes are convertible into approximately 5.7 million shares of our common stock at a conversion price of $44.06 per share at any time on or after 90 days following the date of original issuance, through maturity, unless previously redeemed or repurchased.

   The Initial Purchasers advised us that they proposed to resell the Notes (1) in the United States only to "qualified institutional buyers" in reliance on the exemption from registration under Rule 144A and (2) outside the United States to certain non-United States persons in offshore transactions in reliance on Rule 904 of Regulation S under the Securities Act. The Notes and the shares of common stock issuable upon conversion constitute "restricted securities" within the meaning of Rule 144. Our Confidential Offering Memorandum and related offering documents and agreements imposed certain restrictions on the resale or other transfer of the Notes and shares necessary for the availability of the exemptions from registration under the Securities Act referred to above. In accordance with the terms of the Note Purchase Agreement, the Company intends to file not later than January 18, 2001, a registration statement on Form S-3 under the Securities Act to register the Notes and shares for resale by the holders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

2.1 Agreement Plan of Merger by and among Manugistics Group, Inc., Talus Solutions, Inc. and Manu Acquisition Corp. dated September 21, 2000. (Incorporated by reference to the current report on Form 8-K/A filed by the Company on October 11, 2000).
4.1 Purchase Agreement dated October 16, 2000, between Deutsche Bank Securities,Inc.,(as representative of the initial purchasers) and Manugistics Group, Inc.
4.2 Indenture dated as of October 20, 2000, between Manugistics Group, Inc., and State Street Bank and Trust Company.
4.3 Registration Rights Agreement dated as of October 20, 2000, and Deutsche Bank Securities Inc., and Banc of America Securities LLC.
10.46 Offer letter dated November 21, 2000, between Manugistics, Inc. and Dr. Robert Phillips.
10.47 Employment Agreement dated October 16, 2000, between the Company and Gregory Cudahy (Incorporated by reference to the Company's registration statement Form S-8 filed by the Company on December 22, 2000).
10.48 Stock Option Agreement dated October 16, 2000, between the Company and Gregory Cudahy.
10.49 Lease Agreement dated December 19, 2000, between the Company and DANAC Corporation.




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

4. On October 11, 2000 we filed a Current Report on Form 8-K/A including the merger agreement between the Company and Talus Solutions, Inc.

5. On October 20, 2000, we filed a Current Report on Form 8-K reporting our issuance of two press releases. On October 17, 2000, we announced the placement of $200 million of its 5% convertible subordinated notes due 2007. On October 20, 2000, we announced the completion of the private placement of the notes.

6. On November 1, 2000, we filed a Current Report on Form 8-K to report our issuance of a press release on October 31, 2000, announcing that we had issued an additional $50 million of 5% convertible subordinated notes due 2007.

7. On November 2, 2000, we filed a Current Report on Form 8-K to report the share transfer restriction agreements with principals of Talus Solutions, Inc.

8. On November 8, 2000, we filed a Current Report on Form 8-K reporting our issuance of a press release on November 8, 2000, announcing that our Board of Directors had approved a two-for-one split of the Company's outstanding shares of common stock.

9. On November 28, 2000, we filed a Current Report on Form 8-K reporting our issuance of a press release on November 21, 2000, announcing that the our founder and Chairman of our Board of Directors, William M. Gibson, plans to retire at the end of the Company's fiscal year, February 28, 2001.

10. On December 7, 2000, we filed a Current Report on Form 8-K reporting our issuance of a press release on December 6, 2000, announcing that Richard
      F. Bergmann had been named as President of the Company.

11. On December 8, 2000, we filed a Current Report on Form 8-K reporting our issuance of a press release on December 7, 2000, announcing that on November 29, 2000, we filed a lawsuit against VirtualFund.com, Inc., alleging that VirtualFund.com is in anticipatory breach of its obligations under a software license agreement among the Company and VirtualFund.com Inc. and its affiliates.

12. On December 21, 2000, we filed a Current Report on Form 8-K reporting our issuance of our regularly scheduled press release on December 19, 2000, announcing earnings for the three month and nine month periods ended November 30, 2000. In addition, the company announced that the then pending acquisition of Talus Solutions, Inc., was scheduled to close on December 21, 2000.

13. On December 22, 2000, we filed a Current Report on Form 8-K reporting our issuance of a press release on December 22, 2000, reporting the completion of its previously announced acquisition of Talus Solutions, Inc. The Company also announced the appointment of Esther Dyson as a Class I director of the Company and the appointment of Steven A. Denning as a Class II director of the Company.

14. On January 4, 2001, we filed a Current Report on Form 8-K reporting the acquisition (previously reported on December 21, 2000) of the then outstanding capital stock of Talus Solutions, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Manugistics Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MANUGISTICS GROUP, INC.
                                                 (Registrant)

Date:   January 16, 2001                  By: /s/ Gregory J. Owens
                                             ---------------------
                                             Gregory J. Owens
                                             Chief Executive Officer

                                             /s/ Raghavan Rajaji
                                             -------------------
                                             Raghavan Rajaji
                                             Executive Vice President
                                             and Chief Financial Officer