Form 10-K
period 2001-02-28
MANUGISTICS GROUP INC
filed 2001-05-25
CIK 908440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the fiscal year ended February 28, 2001 OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
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

                                  Yes  X  No
                                 ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.8 billion. As of that date, the number of shares outstanding of the Registrant's common stock was approximately 67.2 million, based on information provided by the Registrant's transfer agent.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 28, 2001.

                                     PART I

Item 1. BUSINESS.

The disclosures set forth in this report are qualified by the sections captioned "Forward-Looking Statements" and "Factors That May Affect Future Results" in
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this report, and other cautionary statements set forth elsewhere in this report.

Overview:

        We are a leading global provider of Enterprise Profit Optimization(TM)
(EPO) solutions, which we believe is a new and important category of solutions for enterprise management. We are also a leading provider of solutions for supply chain management (SCM), pricing and revenue optimization (PRO) and electronic marketplaces (eMarketplaces). Our solutions help companies lower operating costs, increase revenues, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in both how goods and services are brought to market (supply chain management) and how they are sold (pricing and revenue optimization). EPO solutions provide additional benefits by combining the proven cost-reduction power of supply chain management solutions and the revenue-enhancing capacity of pricing and revenue optimization solutions.

        We help our clients monitor and streamline their own core internal operational processes involving the design, purchase, manufacture, storage, transportation, pricing, marketing and selling of their goods and services. Our solutions also help our clients integrate their own internal processes with those of their customers and suppliers to assist in providing collaboration and efficiencies across extended eMarketplaces. In addition, our solutions help our clients improve customer service and the allocation of resources by providing information and forecasts that allow them to make more effective operational decisions. We also provide strategic consulting and implementation services to our clients as part of our solutions.

        Increasing global competition, shortening product life cycles and developing eMarketplace initiatives are forcing businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. We were an early innovator in solutions that allow collaboration among our clients and their customers and suppliers. Our first Internet ready products were commercially available in late 1997. We focus the development of our technology on meeting the changing needs of companies in the markets we serve, including the need to do business in new electronic marketplaces. We offer solutions to companies in many industries including agriculture, apparel, automotive, chemical, consumer durables, consumer packaged goods, electronics & high technology, energy, food & beverage, government, logistics, metals, pharmaceuticals, pulp & paper, retail, services and transport, travel & hospitality. Our customer base of approximately 1,100 clients includes large, multinational enterprises such as 3Com; Cisco Systems Inc.; Coca-Cola Bottling Co. Consolidated; Emerson Electric Co.; Ford Motor Company; Fuji Photo Film, USA; Harley-Davidson, Inc.; Levi Strauss & Co.; Marriott; Texas Instruments; The Limited; and Unilever Home & Personal Care, USA; as well as mid-sized enterprises and emerging eMarketplaces.

        The Company was incorporated in Delaware in 1986. Our fiscal year end is February 28th or 29th. We completed our initial public offering of common stock in 1993 and completed a secondary offering of common stock in 1997. We have invested significant resources to develop new software, to enhance existing software and to acquire additional software products and solutions through acquisitions.

        A summary of the our acquisitions over the past five years follows:

    Acquired Company               Date                                        Solution
    ----------------               ----                                        --------
STG Holdings, Inc.              January, 2001       Advanced factory planning, scheduling and simulation software
Talus Solutions, Inc.           December, 2000      Pricing and revenue optimization software
TYECIN Systems, Inc.            June, 1998          Supply chain planning and simulation software for semiconductor industry
ProMIRA Software, Inc.          February, 1998      Supply chain planning software for complex industries, including high technology, electronics, telecommunications and motor vehicle and parts
Synchronology Group Ltd.        June, 1997          Manufacturing, planning and scheduling services
Avyx, Inc.                      May, 1996           Manufacturing scheduling software

        During fiscal 1999 and the first half of fiscal 2000, we experienced operational difficulties resulting primarily from poor sales force execution, increased competition and other factors. In response to our operational difficulties, we decided to restructure our business, which included reducing operating costs, hiring a new executive management team and aligning the direct sales force by vertical market. For fiscal 2001, we reported revenue of $268.0 million or a 76.0% increase from fiscal 2000.

Fiscal 2001 Developments

Acquisition of STG Holdings, Inc.:

        On January 16, 2001, we acquired STG Holdings, Inc., a Delaware corporation ("STG") based in London, England for approximately $6.9 million. STG is a leading developer of advanced strategic, tactical and operational planning, scheduling and simulation software for single factory and multi-factory enterprises. This acquisition was accounted for as a purchase transaction.

        The purchase price consisted of cash payments of approximately $1.5 million, the issuance of 159,822 shares of our common stock valued at approximately $4.5 million to certain STG stockholders and transaction costs of approximately $0.9 million.

        We also agreed to pay up to $27.9 million in additional consideration, if certain revenue-based performance requirements are met during the 21-month period to end October 31, 2002. This additional consideration, if any, would be payable in cash or shares of our common stock.

Acquisition of Talus Solutions, Inc.:

        On December 21, 2000, we acquired Talus Solutions, Inc. ("Talus"), a Delaware corporation, in a stock-for-stock merger transaction. Talus, headquartered in Atlanta, Georgia, was a leading provider of PRO software products and services.

        The purchase price of approximately $402.0 million consisted of the issuance of approximately 7.0 million shares of the Company's common stock with a fair value of approximately $340.0 million, the assumption of stock options and warrants with a fair value of approximately $58.5 million and acquisition-related costs of $3.5 million. The acquisition-related costs consist primarily of investment banking and legal fees.

        Of the approximate 7.0 million shares of our common stock issued in connection with the acquisition of Talus, approximately 6.0 million shares were delivered to our exchange agent for direct transfer to the former Talus stockholders following closing and approximately 1.0 million shares were delivered to our escrow agent, to secure potential indemnification claims we may have. To the extent that the escrowed shares are not subject to indemnification claims, the escrowed shares will be released from escrow in two installments, on October 31, 2001 and on July 2, 2002.

        In addition, approximately 1.4 million shares have been reserved for issuance upon exercise of Talus stock options and warrants assumed by us in connection with the Talus acquisition.

Convertible Debt Offering:

        In October and November 2000, the Company issued $250.0 million of 5% convertible subordinated notes due 2007 (the "Notes"). Interest will be paid semi-annually. The Notes are convertible into a total of approximately 5.7 million shares of our common stock at an initial conversion price of $44.06 per share, subject to adjustment under certain conditions, at any time through maturity, unless previously redeemed or repurchased. At any time on or after November 7, 2003, the Company may redeem the Notes in whole, or from time to time, in part, at our option. Redemption can be made on at least 30 days' notice if the trading price or our common stock for 20 trading days in a period of 30 consecutive days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, will be as follows:

            Redemption Period                               Redemption Price
            -----------------                               ----------------
November 7, 2003 through October 31, 2004                         103%
November 1, 2004 through October 31, 2005                         102%
November 1, 2005 through October 31, 2006                         101%
November 1, 2006 through maturity                                 100%

        We are using the net proceeds from the issuance of the Notes for general corporate purposes, including capital expenditures, research and development and acquisitions of businesses, products and technologies that complement or expand our business.

Industry Background:

        An effective supply chain management and pricing and revenue optimization strategy can make companies more competitive and profitable. In addition, we believe that companies must combine their optimized supply chains with effective eMarketplace strategies in order to respond to increased global competition, to differentiate themselves from their competitors and to increase their share of their markets. We combine our traditional supply chain management and our new pricing and revenue optimization strengths with our innovative eMarketplace solutions to enable effective communication and collaboration in real time among global trading partners. Once implemented, our solutions can provide our clients with greater access to information, clearer visibility of what is taking place in their sales and supply channels and a consolidated view of client requirements, ultimately enabling the optimization of the extended supply and demand network.

        Clients are using our solutions to share information within their companies and among their trading partners in their supply chains. The sharing of information enables our clients to coordinate more effectively with their trading partners, which helps our clients meet or exceed the rapidly changing requirements of their customers. Our solutions encompass the supply chain needs of enterprises and trading networks and address the business processes that enable responsive and intelligent decision-making. These processes include design, buy, make, store, move, price, market and sell. Our solutions are focused on managing decisions, events and plans and have the flexibility to adapt to the different forms a trading network may take. In addition, our solutions allow companies to use the Internet as a medium for business collaboration and to monitor, measure and improve their business processes over time.

Strategy:

        Our objective is to continue to be a leading global provider of SCM, PRO, EPO and eMarketplace solutions for enterprises and for trading networks. Our strategy to achieve our objective includes the following elements:

        EXPAND OUR SOLUTIONS - We believe that we have significant experience and expertise, enhanced by our relationships with clients, industry experts and third-party alliances that will work to our advantage as we develop and expand our solutions. We feel that we have first mover advantage in the emerging market for EPO, which we believe, will be a large and important market. We believe that there is a significant opportunity to apply PRO to manufacturing and non-service industries. In the past, PRO has been used primarily in service and reservation-based industries. We intend to extend the capabilities and scope of our SCM and our eMarketplace solutions to help solve a broader range of business challenges and to improve processes within and among companies in trading networks.

        PROVIDE ADVANCED TECHNOLOGICAL INNOVATION - Using our extensive experience and domain expertise, plus our commitment of substantial resources to research and development, we develop advanced technological software solutions and offer them to our clients. In addition, we will consider tactical and strategic acquisitions of other companies and technologies to shorten the time it takes us to bring solutions to market, further differentiate ourselves from our competitors and to enhance or expand our existing offerings. See "-- Product Development."

        DEVELOP STRATEGIC ALLIANCES AND NEW BUSINESS RELATIONSHIPS - We focus our resources on the development and enhancement of our core competencies and combine them with the competencies of third parties, such as leading consulting firms and technology providers, that provide advanced capabilities to complement our core focus areas. This strategy permits us to offer our clients industry-leading solutions that can better meet their needs. We continue to expand and enhance our current solutions and our ability to implement them through these alliances.

        EXPAND CURRENT VERTICAL MARKETS AND EXPLORE NEW ONES - We continue to expand our presence and focus on markets in sectors such as aerospace, agriculture, apparel, automotive, chemical, consumer durables, consumer packaged goods, electronics & high technology, financial services, energy, food & beverage, government, industrial products, logistics, metals, pharmaceuticals, pulp & paper, retail, services, telecommunications and transport, travel & hospitality. We also evaluate opportunities outside of our current vertical markets as we expand the penetration of our SCM, PRO, EPO and eMarketplace solutions.

Products:

        Our products are grouped in four categories: Manugistics NetWORKS intelligent engines, Manugistics NetWORKS collaborative applications, Manugistics WebConnect integration platform and Manugistics NetWORKS Marketplace platform.

        The Manugistics NetWORKS family of products is designed to coordinate, optimize, measure and analyze across each of the key business processes - design, buy, make, store, move, price, market and sell.

        Manugistics NetWORKS includes the core optimization technologies and algorithms of our SCM and PRO solutions, which incorporate many years of research and development in advanced mathematical modeling. The NetWORKS intelligent engines are designed to facilitate strategic, tactical and operational decision-making. Strategic decisions typically consider a time-frame of quarters to years. Tactical decisions typically consider a time-frame of weeks to months. Operational decisions typically consider a time-frame of minutes to days. Descriptions of the NetWORKS intelligent engines follow:

        NetWORKS COMMIT(TM) - NetWORKS Commit(TM) helps enable reliable, real-time commitments for delivery of products by simultaneously performing checks on the availability of resources, including inventory, production, materials, manufacturing scheduling, distribution and transportation and then immediately allocating appropriate resources needed to meet customer requests.

        NetWORKS DEMAND(TM) - NetWORKS Demand(TM) forecasts future customer demand with a high degree of accuracy, alerting a company to potential supply problems and finding patterns of demand that traditional forecasting solutions do not detect.

        NetWORKS FULFILLMENT(TM) - NetWORKS Fulfillment(TM) matches time-phased storage and flow of supply to demand, enabling companies to minimize inventory and reduce logistics costs while maximizing customer service.

        NetWORKS MASTER PLANNING(TM) - NetWORKS Master Planning(TM) orchestrates global, multi-site supply plans by allocating constrained resources such as resource capacity, availability of raw materials, inflow and outflow (throughput) of facilities, transportation and availability of components and labor to improve customer service and increase profit margins.

        NetWORKS PRECISION PRICING(TM) - NetWORKS Precision Pricing(TM) predicts the responses of customer segments to a company's products and prices. Based on the predicted customer response, the solution determines the optimal list price for each product in each customer segment to enhance profit, increase market share, or achieve other strategic goals.

        NetWORKS PROCUREMENT(TM) - NetWORKS Procurement(TM) connects clients to suppliers in real time to enable the client to share forecast projections and materials requirements with suppliers, to request updates on outstanding orders and to request and automatically select supplier bids based upon pre-defined business rules.

         NetWORKS PROMOTIONS(TM) - NetWORKS Promotions(TM) predicts the impact of proposed sales promotions using historical data and statistically-derived market response models and recommends the appropriate promotion to meet business objectives and enhance profit while considering product costs, cross-product cannibalization, buy-forward dilution and cross-channel dilution.

        NetWORKS REVENUE OPTIMIZATION APPLICATIONS - Manugistics revenue optimization applications include NetWORKS Airline Revenue Optimizer(TM), NetWORKS Cargo Revenue Optimizer(TM), NetWORKS Hospitality Revenue Optimizer(TM) and NetWORKS Lease/Rent Optimizer(TM). These applications are specifically designed for the transport, travel, hospitality and multi-family housing industries. Our products are designed to optimize revenues and enhance profits considering product perishability and capacity utilization.

        NetWORKS SCHEDULING(TM) - NetWORKS Scheduling(TM) provides advanced single site and multi-site production planning, detailed scheduling, production sequencing and real-time communication with the plant floor based upon business objectives and production goals.

        NetWORKS SOURCING(TM) - NetWORKS Sourcing(TM) helps reduce expenses by going beyond simple, catalog-based procurement to complex procurement of direct materials. It streamlines the procurement of direct materials by using integrated, strategic sourcing while taking advantage of the Internet to provide the collaboration tools required for an effective eMarketplace.

        NetWORKS STRATEGY(TM) - NetWORKS Strategy(TM) enables enterprises and extended trading networks to design supply chain networks. By modeling end-to-end trading partner relationships, this product helps its users determine the most profitable supply chain strategy, including the optimal choice of trading partners, optimal inventory levels, optimal lane volumes and appropriate seasonal pre-builds and product mix. It also helps determine optimal production, storage and distribution locations.

        NetWORKS SUPPLY(TM) - NetWORKS Supply(TM) provides tactical functionality in supply planning. It helps facilitate the effective management of the flow of material among trading partners on complex bills of material, while simultaneously providing intelligent substitution and configuration of materials that are in short supply or unavailable.

        NetWORKS TARGET PRICING(TM) - NetWORKS Target Pricing(TM) systematically integrates market information, cost information, customer information and strategic goals to forecast the most profitable price quotation. In arriving at a pricing recommendation, the solution uses advanced statistical methods to balance the probability of winning a deal with its total contribution to profit.

        NetWORKS TRANSPORT(TM) - NetWORKS Transport(TM) is designed to simultaneously optimize transportation plans and execute all inbound, outbound and intercompany transportation moves, including freight payment, tracking and reporting. With a competitive advantage in multi-point to multi-point transportation planning, NetWORKS Transport helps enable the sharing of optimized transportation plans with carriers and manufacturers via the internet.

        NetWORKS VMI(TM) - NetWORKS VMI(TM) (Vendor Managed Inventory) enables clients and their trading partners to have visibility into demand to improve the flow of products, eliminate inefficiencies and lower costs. NetWORKS VMI creates a demand forecast based on consumption, compares the forecast to inventory on hand and in transit, develops requirements for inventory at the customer's sites and recommends shipments.

        STATGRAPHICS(TM) - STATGRAPHICS(TM) contains a comprehensive set of statistical tools to control, manage and improve the quality of production processes in manufacturing companies. STATGRAPHICS uses statistical quality control and a design of experiments to implement quality management in individual locations throughout an enterprise or manufacturing plant.

        Our collaborative applications provide collaboration and communication that extend our intelligent engines into business processes that are created in concert with trading partners. These proven products enable businesses to expand their supply chains into true eMarketplace trading networks. Descriptions of our collaborative applications follow:

        NetWORKS COLLABORATE(TM)- NetWORKS Collaborate(TM) is a comprehensive tool that enables clients to collaboratively plan, monitor and measure their trading relationships. NetWORKS Collaborate is a business-to-business, eCommerce application that ensures the creation and maintenance of joint business plans with trading partners, monitors the execution of those plans and measures their success.

        NetWORKS MONITOR(TM) - NetWORKS Monitor(TM) allows clients to monitor and manage their pre-defined critical planning and execution information and it provides robust technology for alerting all appropriate trading partners when problems occur. NetWORKS Monitor provides a web-based portal for all information about problems (called exceptions) across the entire trading network, enables role-based security for interaction with that data and provides recommendations and automatic steps for resolving those exceptions.

        NetWORKS ONEview(TM) - NetWORKS ONEview(TM) is based on industry-standard online analytical processing (OLAP) technology that enables operational monitoring, performance measurement, business process design and the setting of network policy. Its multi-dimensional analyses increase the speed, accuracy and efficiency of knowledge discovery and facilitate proactive decision-making by providing analyses that are specific to business processes and that are based on data from other Manugistics applications, enterprise resource planning systems, financial systems, customer relationship management systems and point-of-sale data providers.

        NetWORKS VISIBILITY(TM) - NetWORKS Visibility(TM), from one central web-based portal, provides real-time and historical views of critical information on the supply pipeline and the status of orders. Using role-based security, trading partners can view orders and actions relevant to their responsibilities within the trading network.

        WebConnect INTEGRATION PLATFORM - Our WebConnect integration platform uses leading-edge enterprise application integration (EAI) technology and provides pre-built connectors to common enterprise systems such as J.D. Edwards & Company, Oracle Corporation and SAP AG. WebConnect provides automated data transformation and mapping between Manugistics and other systems along with graphical integration tools that allow users to easily update and maintain these integrations. WebConnect also coordinates business processes and messaging among disparate systems and provides coordination and messaging for integration with external trading partners and heterogeneous trading network environments.

        NetWORKS MARKETPLACE(TM) PLATFORM - NetWORKS Marketplace is an advanced, configurable marketplace platform for integrated supply chains and eMarketplace trading networks. NetWORKS Marketplace helps facilitate sustainable, real-time trading environments and addresses key eMarketplace requirements to enable critical collaboration activities with trading partners. Since it is designed to enable recurring trade between many buyers and sellers, NetWORKS Marketplace helps clients develop and benefit from complex, online business relationships. NetWORKS Marketplace supports a variety of transaction capabilities, such as auctions, negotiated eCommerce, dynamic pricing, procurement, track and trace and order and pipeline visibility. In addition, it provides the underlying foundation for these transactions, with capabilities such as content aggregation, profile management and personalization, real-time alerts, integration for financial clearinghouse functions and many-to-many data and functional security. The open architecture of NetWORKS Marketplace enables a modular eMarketplace platform that can be configured to fit each client's existing technology and to integrate with other technology providers.

        We are continuing to develop more fully integrated EPO products that utilize the capabilities of our SCM and PRO suite of products. We expect our first integrated EPO products to be commercially released during our second quarter of fiscal 2002.

Consulting Services:

        A key element of our business strategy is to provide clients with comprehensive solutions for their internal and external supply chains and their pricing and revenue optimization needs, by combining our products with professional services. When implementing our solutions, clients typically make many changes to their business processes and overall operations, including their planning and pricing functions. To assist clients in making these changes, we offer a wide range of services. These services include supply chain, pricing and revenue and eMarketplace strategic consulting to help our clients maximize their competitive advantage. Our services also include business operations consulting, change management consulting and end-user and system administrator education and training. These services help clients redesign their operations to take advantage of our solutions.

        These services are generally provided separately from our software products in our software license agreements and are provided primarily on a time and materials basis. Our consulting services group consisted of 377 employees as of February 28, 2001.

Client Support:

        Our comprehensive solutions include on-going global support to clients. Most of our clients enter into annual agreements for support. Support includes product revisions and enhancements and access to a hotline and an electronic bulletin board. Our client support operation also collects information that we use to assist us in developing products and in identifying market demand. As of February 28, 2001, our client support group consisted of 59 employees.

Product Development:

        We direct our efforts in product development to new products, enhancements of the capabilities in existing products, expansion of our eMarketplace capabilities, enhancement of our products for use in different countries and development of products tailored to the specific requirements of particular industries and diverse languages. To date, most of our products, including product documentation, have been developed by our internal staff and occasionally supplemented by acquisitions and complementary business relationships.

        In developing new products or enhancements, we work closely with current and prospective clients, as well as with other industry leaders, to make sure that our products address the needs of clients. We believe that this collaboration will lead to improved software and will result in superior products and solutions that are likely to be in greater demand in the market. We maintain committees of users, developers and marketers of our products, who, among other things, define and rank issues associated with products and discuss priorities and directions for their enhancement.

        For new applications and major enhancements, we also conduct a launch program, which allows clients to review design specifications and prototypes and to participate in product testing. We have also established channels for client feedback, which include periodic surveys and focus groups. In addition, our product development staff works closely with our marketing, sales, support and services groups to develop products that meet the needs of our current and prospective clients. As of February 28, 2001, our product development staff consisted of 423 employees.

        Since our inception, we have made substantial investments in product development. We believe that getting products to market quickly, without compromising quality, is critical to the success of these products. We continue to make the expenditures for product development that we believe are necessary for rapidly delivering new product features and functions.

Sales and Marketing:

        Our sales operation for North and South America is headquartered at our offices in Rockville, MD and includes field offices in Atlanta, GA; Wayne, PA; Itasca, IL; Irving, TX; Denver, CO; Mountain View, CA; San Mateo, CA; Ottawa, Canada; Mexico City, Mexico; and Sao Paulo, Brazil. Our direct sales organization focuses on licensing SCM, PRO, EPO and eMarketplace solutions to large, multi-national enterprises, as well as to mid-sized enterprises with a variety of supply chain, pricing and eMarketplace issues.

        We market our solutions in regions outside of North and South America, primarily through foreign subsidiaries. Our British, German, French, Belgian, Dutch and Swedish subsidiaries, located in Bracknell, England; Ratingen, Germany; Paris, France; Brussels, Belgium; Utrecht, The Netherlands; and Stockholm, Sweden, respectively, provide direct sales, services and support primarily to clients located in continental Europe and the United Kingdom. We have established subsidiaries in Tokyo, Japan; Singapore; and Sydney, Australia; and additional sales offices in Milan, Italy and Taipei, Taiwan to license and support our solutions in those regions. We adapt our solutions for use in international markets by addressing different languages, different standards of weights and measures and other operational considerations. In fiscal 2001, approximately 31% of our total revenue came from sales made to clients outside the United States.

        We also use indirect sales channels to market our solutions - complementary software vendors, third-party alliances and distributorships. See "-- Alliances." Using these channels, we seek to increase the market penetration of our solutions through joint marketing and sales activities. These relationships enhance our sales resources in target markets and expand our expertise in bringing optimization solutions to prospects and clients. We also license our STATGRAPHICS product in the U.S. and in other countries through independent distributors, national resellers and local dealers.

        We support our sales activities by conducting a variety of marketing programs, including an annual industry supply chain and eMarketplace event and client "steering committees." We also participate in industry conferences such as those organized by the American Production and Inventory Control Specialists (APICS) organization, Supply Chain World, Retail Systems and Auto-Tech and in numerous pricing and revenue optimization shows, such as HITEC and PPS. In addition, we participate in solution demonstration seminars and client conferences hosted by complementary software vendors. We also conduct lead-generation programs including advertising, direct mail, public relations, seminars, telemarketing and ongoing client communication programs.

        As of February 28, 2001, we had 190 employees engaged in sales activities, 50 employees engaged in marketing activities and 167 employees engaged in business development consulting activities.

Alliances:

        We have established business alliances with leading software companies, consulting firms, resellers and other complementary vendors. We have recently established alliances with Agile Software Corporation and Microsoft Corporation and have agreements with a number of other prominent software companies such as BEA Systems, Inc.; Extricity, Inc. (recently acquired by Peregrine Systems, Inc.); Manhattan Associates; Moai Technologies, Inc.; NetVendor Inc.; Siebel Systems, Inc.; Vastera, Inc.; Vignette Corporation; Xelus and webMethods, Inc. To support these joint efforts, we will continue to enhance our WebConnect framework to integrate our solutions with the software applications of the companies named above and with other vendors of ERP systems, warehouse management systems, manufacturing execution systems, customer relationship management systems, configuration systems and other related applications.

        We continue to develop relationships with leading consulting firms in order to complement our own marketing efforts. We have formal relationships with many multi-national and major regional consulting firms including Accenture, Cap Gemini Ernst & Young, IBM Consulting, KPMG Consulting and others. In addition to participating in formal programs, we cooperate with other professional services firms informally on a client-by-client basis.

Clients:

        Our SCM, PRO and eMarketplace software solutions have been licensed by organizations in industries such as agriculture, apparel, automotive, chemical, consumer durables, consumer packaged goods, electronics & high technology, energy, food & beverage, government, logistics, metals, pharmaceuticals, pulp & paper, retail, services, and transport, travel & hospitality. We have licensed various combinations of our software products to clients worldwide. Here is a sample of some of our clients who have either licensed software products from us or our distributors, or purchased support, consulting, or other services or both. See "-- Sales and Marketing."


Aerospace                                          Consumer Packaged Goods
Boeing                                             Eveready Battery
                                                   Revlon
Apparel                                            Sweetheart Holdings
Levi Strauss & Co.                                 Unilever Home & Personal Care, USA
Oxford Industries, Inc.
The Limited                                        Electronics & High Technology
                                                   3Com Corporation
Automotive                                         Analog Devices
Deere & Co.                                        Cisco Systems, Inc.
Ford Motor Company                                 Compaq Computer Corporation
Harley-Davidson, Inc.                              Emerson Electric Co.
                                                   Hewlett Packard
Chemicals, Petrochemicals and Process              IBM
BP Amoco plc                                       Lexmark
Fuji Photo Film, USA                               Philips Lighting B.V.
Rohm & Haas                                        Texas Instruments Incorporated

eMarketplaces                                      Transport, Travel & Hospitality
eConnections                                       Marriott
Elemica                                            Princess Cruises
GlobalNetXchange                                   United Airlines

Food & Beverage                                    Retail Drug/Mass Merchandise/Specialty Retail
Coca-Cola Bottling Co. Consolidated                Canadian Tire Corp., Ltd.
Great Atlantic & Pacific Tea Company               Grupo Elektra
Nabisco, Inc.                                      Kmart
Ocean Spray                                        Rite Aid
Safeway                                            Spalding Sports
Starbucks Corporation                              Target (Dayton Hudson Corporation)
                                                   Gebr. Heinemann KG
                                                   Toys R Us


        We generally provide our software products to clients under non-exclusive, non-transferable license agreements. To protect our intellectual property rights we generally do not sell or transfer title of our products to our clients. Under our current standard license agreement, licensed software may be used solely for the client's internal operations. We are expanding our products and services to provide solutions to emerging eMarketplaces, including engaging in joint development efforts and providing generally non-exclusive software licenses to enable trading exchanges.

Competition:

        The markets for our solutions are highly competitive. Other application software vendors offer products that compete directly with some of our products. These include companies targeting mainframe or mid-range clients and certain professional services organizations, including such vendors as Adexa (which is being acquired by

FreeMarkets); Aspen Technology; The Descartes Systems Group, Inc.; i2 Technologies; Logility; Micros Systems, Inc.; PROS Revenue Management; Sabre Inc.; SynQuest; and YieldStar Technology. In addition, certain ERP vendors, certain of which are substantially larger than we are, have acquired or developed supply chain planning software companies, products, or functionality or have announced intentions to develop and sell supply chain planning solutions. Such vendors include J.D. Edwards & Company; Oracle Corporation; PeopleSoft, Inc.; and SAP AG.

        The principal competitive factors in the markets in which we compete include product functionality and quality, domain expertise, product suite integration and product-related services such as customer support and implementation services. Other factors important to clients and prospects include customer service and satisfaction, the ability to provide client references, compliance with industry standards and requirements, the ability of the solution to generate business benefits, vendor reputation, rapid return on investment and, in international markets, availability in foreign languages. We believe that our principal competitive advantages are our comprehensive, integrated solutions, our list of referenceable clients, the ability of our solutions to generate business benefits for clients, our substantial investment in product development, our rapid implementations and returns on investment, our client support services and our extensive knowledge of supply chain management, pricing and revenue optimization and eMarketplace solutions.

License and support agreements and pricing:

        License fees consist principally of fees generated from licenses of our software products. In consideration of the payment of license fees, we generally grant nonexclusive, nontransferable, perpetual licenses, which are primarily business unit- and user-specific. License fee arrangements vary depending upon the type of software product being licensed and the computer environment. License fees are based primarily on which products are licensed, the complexity of the client's problem and the number of users and locations. The amount of license fees may reach tens of millions of dollars for supply chain, pricing and revenue and eMarketplace initiatives that are large in scope.

        Clients may obtain support for an annual fee, depending on the level of support and the size of the license fee. The support fee is generally billed annually and is subject to changes in support list prices. We also provide pre-installation assistance, systems administration, training and hosting of our software applications and other product-related services, generally on a time and materials basis. This allows our clients to determine the level of support or services appropriate for their needs.

Proprietary rights and licenses:

        We regard our software as proprietary and rely on a combination of trade secret, patent, copyright and trademark laws, license agreements, confidentiality agreements with our employees and nondisclosure and other contractual requirements imposed on our clients, consulting partners and others to help protect proprietary rights in our products. We distribute our supply chain management, pricing and revenue optimization and eMarketplace software under software license agreements, which typically grant clients nonexclusive, nontransferable licenses to our products and have perpetual terms unless terminated for breach. Under such typical license agreements, we retain all rights to market our products.

        Use of the licensed software is usually restricted to clients' internal operations and to designated users. In sales to virtual service providers, the licensed software is restricted to clients' internal operations of designated users and the processing of defined customers' client data. Use is subject to terms and conditions that prohibit unauthorized reproduction or transfer of the software. We also seek to protect the source code of our software as a trade secret and as an unpublished, copyrighted work.

Employees:

        As of February 28, 2001, we had 1,451 full-time regular employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are generally good.

Item 2. PROPERTIES.

        Our principal sales, marketing, product development, support and administrative facilities are located in Rockville, MD, where we lease approximately 122,000 square feet of office space under a lease agreement which expires on April 30, 2002. We lease approximately 52,000 square feet of additional office space in Rockville, MD, under a lease agreement that expires on July 31, 2002. The leases for these facilities do not allow for expansion which we expect to need in the future. The Company has leased approximately 210,000 square feet for its new headquarters in Gaithersburg, MD. We expect to move into our new headquarters space during the second calendar quarter of 2002. The new lease agreement is for an initial term of 10 years and includes an option for the Company to lease additional space if needed. We are currently under negotiations to lease approximately 72,000 additional square feet.

        In addition, we lease office space for our 38 sales, service and product development offices located in North America, South America, Europe and Asia/Pacific.

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

        We will not continue to report on disputes or proceedings which we do not believe will have a material adverse effect on us, with the exception of the proceedings involving Information Resources, Inc. ("IRI").

        We have reported that, on March 7, 1997, we, as part of the acquisition of certain assets of IRI, entered into several agreements with IRI, including a Data Marketing and Guaranteed Revenue Agreement ("Agreement") and an Asset Purchase Agreement ("Purchase Agreement"). The Agreement set forth the obligations of the parties with regard to revenues to be paid to IRI from the sale by us of specified products provided by IRI. Under the terms of the Agreement, we guaranteed revenue to IRI in a total amount of $16.5 million over a period of years following execution of the Agreement by way of three separate revenue streams.

        We made an initial payment of approximately $500,000 to IRI. In addition, as part of our commitment, we agreed to guarantee revenues to IRI in a total amount of $12.0 million over an initial three-year period beginning no later than November 1, 1997 ("First Revenue Stream"). We asserted that our ability to market the IRI products had been impaired, which, under the terms of the Agreement, obligates the parties to restructure the payments and/or modify the obligations with regard to the First Revenue Stream. IRI responded, disagreeing that an impairment existed and, in the alternative, that any impairment was corrected.

        The parties discussed their disagreement over the impairment issue until IRI filed a complaint in the Circuit Court of Cook County, IL on January 15, 1999. The complaint alleged breach of the Agreement and initially sought damages of approximately $12.0 million for our failure to make guaranteed payments. The complaint also alleged a breach of a separate Non-Competition and Non-Solicitation Agreement executed at the same time as the Agreement and sought damages in an amount in excess of $100,000. We filed a Motion to Stay Proceedings and Compel Arbitration, which was granted as to the claim under the Agreement and denied as to the claim under the Non-Competition and Non-Solicitation Agreement. Arbitration proceedings have commenced under the auspices of the American Arbitration Association.

        In the arbitration, IRI seeks a total of approximately $15.9 million in damages. The amount now sought by IRI includes amounts which it claims are due under a second revenue stream under the Agreement, triggered by the resolution of IRI's lawsuit with Think Systems Corporation. The second revenue stream represents a total guaranteed revenue of $1.75 million for the first and second year following the Think Systems settlement and $2.25 million for the third year following the settlement. We contend that the conditions to these amounts becoming due under the second revenue stream have not been satisfied and that no amounts are due to IRI, because, among other reasons, of a failure of consideration in the overall transaction. The arbitration is currently scheduled to begin in early November. Discovery will be completed during the summer. Disposition of the Cook County action awaits resolution of the arbitration.

        The Company and Manugistics U.K. Limited have been named as defendants in a claim filed by Grocery Logistics Limited in the High Court of Justice, Queen's Bench Division, Technology & Construction Court, No. HT-00-384, on October 19, 2000. The lawsuit arose from a dispute which the Company had previously announced. The claim seeks damages of an amount between approximately $6.7 million and $10.5 million, plus interest, arising out of a contract for the supply of software, support, maintenance, consulting and training services. The claimant alleges that the implementation of the software was a failure because it did not meet the requirements of the contract. The Company filed an answer in which it denied the allegations. The Company believes that its defense is meritorious.

Discovery has commenced and the trial is currently scheduled for January 15, 2002. The Company's insurance carriers have accepted coverage under a reservation of rights.

        On November 29, 2000, the Company filed a lawsuit against VirtualFund.com, Inc., in the United States District Court for the District of Maryland alleging that VirtualFund.com, Inc. is in anticipatory breach of its obligations under a software license agreement among the Company and VirtualFund.com, Inc. and its affiliates. The Company seeks at least $4.5 million in damages. VirtualFund.com, Inc. has counterclaimed that the contract is invalid and seeks return of $2.5 million in license fees and other unspecified damages. The court's current scheduling order provides that discovery shall be completed on August 6, 2001.

        In September 2000, one of our clients submitted to us a notice claiming damages relating to a software implementation project. The client has requested a price adjustment in the amount of $3.5 million, but has informally lowered its request to $1.3 million. The client's claim arises from the performance of our subcontractor on the project. We believe that the subcontractor has full responsibility for our client's claim and have so notified that company. The Company's insurance carrier has accepted coverage within the terms and conditions of the policy.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

        The name, age and position held by each of the executive officers of Manugistics Group, Inc. and Manugistics, Inc., its principal operating subsidiary, are as follows:

Name                                    Age        Position
----                                    ---        --------
Gregory J. Owens...................     41         Chairman and Chief Executive Officer

Richard F. Bergmann................     45         President

Terrence A. Austin.................     38         Executive Vice President, Electronics and High Technology

Gregory C. Cudahy..................     37         Executive Vice President, Pricing and Revenue Management

Raghavan Rajaji....................     54         Executive Vice President and Chief Financial Officer

Andrew J. Hogenson.................     37         Senior Vice President, Product Development

Jeffrey L. Holmes..................     51         Senior Vice President, Government and Public Sector

James J. Jeter.....................     42         Senior Vice President, Global Marketing

Dr. Robert L. Phillips.............     46         Senior Vice President, Chief Technology Officer

Thomas C. Ryan, Jr.................     39         Senior Vice President, Americas Sales

Timothy T. Smith...................     37         Senior Vice President, General Counsel and Secretary

        Mr. Owens has served as Chief Executive Officer since joining Manugistics in April 1999 and as Chairman of the Board of Directors since February 2001. Mr. Owens also served as President of the Company from April 1999 through November 2000. From 1993 to 1999, Mr. Owens served as the Global Managing Partner for the Accenture (formerly known as Andersen Consulting) Supply Chain Practice.

        Mr. Bergmann has served as President since December 2000. From June 1999 through November 2000, Mr. Bergmann served as the Executive Vice President, Global Sales and Services. From September 1990 to June 1999, he was a partner in the Accenture Supply Chain Strategy Group.

        Mr. Austin has served as Executive Vice President, Electronics and High Technology since June 1999. From August 1997 to June 1999, he was head of Accenture Electronics and High Technology Sector of its Global Supply Chain Practice and from October 1989 to June 1997, Mr. Austin served as an Associate Partner with Accenture's Global Supply Chain Practice.

        Mr. Cudahy joined Manugistics as Executive Vice President, Pricing and Revenue Management in October 2000. From September 1999 through October 2000, Mr. Cudahy served as Partner-in-Charge of Accenture's North America Supply Chain Management practice. He previously served as Associate Partner in the same department from September 1996 through August 1999 and as Senior Manager from June 1995 through August 1996.

        Mr. Rajaji has served as Executive Vice President and Chief Financial Officer since December 1999. From September 1995 to December 1999, he served as Senior Vice President, Chief Financial Officer and Treasurer at BancTec, Inc.

        Mr. Hogenson has served as our Senior Vice President, Product Development since October 2000. From October 1999 through October 2000, Mr. Hogenson served as our Vice President, Transportation, Products and Solutions. From March 1997 to October 1999, he served as Senior Manager, and from 1995 to March 1997, Mr. Hogenson served as a Manager, of Accenture Strategy Practice Group.

        Mr. Holmes has served as Senior Vice President, Government and Public Sector (formerly Government Solutions and Alliances) since September 1999. From April to September 1999, he served as Senior Vice President, North American Sales Operations. From October 1998 to April 1999, he served as Vice President, Industry Solutions. From January 1997 to October 1998, he served as Vice President, Consumer Products Industry. He joined us in October 1996 as Director of Marketing, Consumer Products. From 1995 to October 1996, Mr. Holmes served as Logistics and Commercial Director for Mars Incorporated.

        Mr. Jeter has served as Senior Vice President, Global Marketing since August 1999. From July 1998 to August 1999, he served as Vice President and Managing Director of European Operations for Iomega Corporation, a provider of personal storage solutions for digital information. From December 1997 to July 1998, Mr. Jeter served as Vice President, Managing Director of Iomega's Asia Pacific operation. From July 1997 to December 1997, Mr. Jeter served as Vice President, Worldwide Marketing at Iomega. From April 1997 to July 1997, Mr. Jeter served as Senior Director, New Business Development at Iomega. From October 1991 to April 1997 he served as Director of Product Marketing of the new products and technology division for Duracell, Inc.

        Dr. Phillips has served as Senior Vice President, Chief Technology Officer since December 2000. Prior to joining Manugistics, he served as the Chief Technology Officer for Talus Solutions, Inc. (Talus) from May 1998 to December 2000 and Chief Executive Officer (CEO) of Talus from November 1997 to May 1998. Dr. Phillips served as CEO of Decision Focus Incorporated (DFI), a predecessor to Talus, from 1995 to 1997.

        Mr. Ryan has served as Senior Vice President, Americas Sales since March 2001 and as Senior Vice President, North America Sales for the PRO solutions from December 2000 to March 2001. Prior to joining Manugistics, Mr. Ryan held the position of Senior Vice President, North America Sales at Talus from July 2000 to December 2000. Mr. Ryan was Vice President, North America Regional Sales at Cadence Software from July 1991 through June 2000.

        Mr. Smith has served as Senior Vice President, General Counsel and Secretary since January 2000. He served as Vice President and General Counsel for automobile importer Land Rover North America, Inc. from June 1998 to December 1999. He was Associate Corporate Counsel for retail holding company Dart Group Corporation from May 1995 to May 1998.

        There are no family relationships among any of the executive officers or directors of Manugistics Group, Inc. Executive officers of Manugistics Group, Inc. are elected by the Board of Directors (the "Board") on an annual basis and serve at the discretion of the Board.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock, $.002 par value per share, trades on The Nasdaq Stock Market under the symbol "MANU". The following table sets forth the high and low sales prices in dollars per share for the respective quarterly periods over the last two fiscal years, as reported in published financial sources. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. Prices have been restated to give effect to the Company's two-for-one stock split, effective December 7, 2000.

Fiscal 2001                                  High                  Low
-----------                                  ----                  ---
First Quarter                                35.13                12.53
(ended May 31, 2000)
Second Quarter                               46.66                11.25
(ended August 31, 2000)
Third Quarter                                66.06                30.88
(ended November 30, 2000)
Fourth Quarter                               64.38                26.94
(ended February 28, 2001)

Fiscal 2000                                  High                  Low
-----------                                  ----                  ---
First Quarter                                5.63                 2.63
(ended May 31, 1999)
Second Quarter                               8.00                 4.34
(ended August 31, 1999)
Third Quarter                                8.94                 4.53
(ended November 30, 1999)
Fourth Quarter                              29.06                 8.50
(ended February 29, 2000)

        As of April 17, 2001, there were approximately 363 stockholders of record of our common stock, according to information provided by our transfer agent.

        We have never declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. It is our present intention to retain any future earnings to provide funds for the operation and expansion of our business. In addition, we have a one-year unsecured revolving credit facility with a commercial bank that is scheduled to expire on September 30, 2001. However, as in prior years, we will seek to renew this credit facility upon expiration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Consolidated Financial Statements. During the term of the credit facility, we are subject to a covenant not to declare or pay cash dividends to holders of our common stock. Future payment of cash dividends, if any, will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to the covenants contained in any outstanding credit facility.

Recent Sale of Unregistered Securities:

        Acquisition of STG. As previously reported by the Company, the Company acquired (the "Purchase") STG, pursuant to a certain Stock Purchase Agreement dated as of December 22, 2000, by and among the Company, STG and certain other persons (the "Purchase Agreement"). The Purchase Agreement was privately negotiated among the parties thereto. In connection with the Purchase, which became effective as of January 16, 2001, the Company issued to the nine holders of STG capital stock (the "STG Shareholders") consideration valued at approximately $6.9 million, consisting of cash payments of approximately $1.5 million, the issuance of an aggregate of 159,822 shares of the Company's Common Stock (the "Shares") valued at approximately $4.5 million and transaction costs of approximately $0.9 million. The Company also agreed to pay up to $27.9 million in additional consideration (the "Additional Consideration"), if certain revenue-based performance requirements are met during the 21-month period ended October 31, 2002. The Additional Consideration, if any, would be payable in cash or in the form of shares of our common stock under limited circumstances. The Additional Consideration would be allocated among certain of the former STG shareholders and the holders of options and warrants exercisable for shares of STG's capital stock outstanding at the time of the Purchase as agreed upon by the affected parties. Additional Consideration paid, if any, will be recorded as goodwill and amortized over the remaining life of the asset.

        The Shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Section 4 (2) of the Securities Act and Regulation S under the Securities Act. The Purchase Agreement and a related Registration Rights Agreement imposed certain restrictions on the resale or other transfer of the Shares necessary for the availability of the Section 4
(2) exemption and the safe harbor afforded by Regulation S. No underwriters were involved in connection with the issuance and sale of the Shares under the Purchase Agreement. In accordance with the terms of the Registration Rights Agreement, on February 5, 2001, the Company filed a registration statement on Form S-3 under the Securities Act to register the Shares for resale by the former STG shareholders. The registration statement was declared effective in March 2001. If we issue additional shares of our common stock as Additional Consideration, we are obligated to register them for resale on a Form S-3.

        Talus Warrants. On December 21, 2000, the Company acquired Talus in a stock for stock merger (the "Merger"), pursuant to a certain Agreement and Plan of Merger dated as of September 21, 2000, by and among the Company, Manu Acquisition Corp., a wholly owned subsidiary of the Company, Talus and certain other persons (the "Merger Agreement"). Under the terms of the Merger Agreement, the Company assumed the then outstanding warrants held by three Talus warrantholders to purchase shares of the capital stock of Talus. Under the terms of the Merger Agreement, these warrants were converted into warrants to acquire a total of up to 65,000 shares of our common stock at prices ranging from $0.07 to $16.08 per share. One of these warrants was converted into a warrant to acquire 13,987 shares (the "Warrant Shares") of common stock of the Company for an exercise price of $.0676 per share pursuant to the terms of the Merger Agreement. On February 28, 2001, the holder of this warrant exercised the warrant in full. Pursuant to the exercise of the warrant, the warrantholder paid to the Company the aggregate exercise price of $945 by surrendering 31 shares issuable under the warrant, pursuant to the terms of the warrant, and the Company issued 13,956 shares of the Company's common stock to the warrantholder.

        Neither the warrants nor the Warrant Shares were registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The exercised warrant imposed certain restrictions on the resale or other transfer of the Warrant Shares necessary for the availability of the Section 4(2) exemption. No underwriters were involved in connection with the issuance and sale of the warrants or the Warrant Shares.

Item 6. SELECTED FINANCIAL DATA.

        Selected consolidated financial data with respect to us for each of the five fiscal years in the period ended February 28, 2001 is set forth below. This data should be read in conjunction with our Consolidated Financial Statements and related notes thereto for the corresponding periods, which are contained in
Part IV of this Annual Report on Form 10-K.

                                                                                Fiscal Year Ended February 28 or 29
                                                                 2001           2000           1999           1998           1997
                                                              ---------      ---------      ---------      ---------      ---------

                                                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
   Revenue:
      Software                                                $ 139,316      $  60,421      $  73,802      $ 107,547      $  54,342
      Services                                                   73,333         46,516         65,212         46,347         28,111
      Support                                                    55,315         45,496         38,550         26,369         17,754
                                                              ---------      ---------      ---------      ---------      ---------


         Total revenue                                          267,964        152,433        177,564        180,263        100,207
                                                              ---------      ---------      ---------      ---------      ---------

   Operating expenses(3):
      Cost of software                                           19,146         11,811         11,661         11,102          5,011
      Cost of services and support                               59,149         43,783         50,076         32,789         19,618
      Sales and marketing                                       115,610         61,439        103,006         65,376         34,322
      Product development                                        40,830         29,150         49,389         32,781         18,879
      General and administrative                                 22,925         15,837         19,828         14,639          9,344
      Amortization of intangibles                                16,204          2,437          2,263          1,289            649
      Purchased research and development and acquisition-
      related expenses (1)                                        9,724             --          3,095         47,340          3,697
      Restructuring (benefit) expense (2)                            --         (1,506)        33,775             --             --
      Non-cash stock compensation expense(3)                     12,801             --             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------


         Total operating expenses                               296,389        162,951        273,093        205,316         91,520

   (Loss) income from operations                                (28,425)       (10,518)       (95,529)       (25,053)         8,687
   Other income - net                                             2,899          1,389          2,362          2,863          1,047
                                                              ---------      ---------      ---------      ---------      ---------

   (Loss) income before income taxes                            (25,526)        (9,129)       (93,167)       (22,190)         9,734
   Provision (benefit) for income taxes                           2,552           (184)         2,945         (9,025)         5,077
                                                              ---------      ---------      ---------      ---------      ---------

   Net (loss) income                                          $ (28,078)     $  (8,945)     $ (96,112)     $ (13,165)     $   4,657
                                                              =========      =========      =========      =========      =========

   Basic (loss) income per share                              $   (0.48)     $   (0.16)     $   (1.82)     $   (0.28)     $    0.11
                                                              =========      =========      =========      =========      =========

   Diluted (loss) income per share                            $   (0.48)     $   (0.16)     $   (1.82)     $   (0.28)     $    0.10
                                                              =========      =========      =========      =========      =========

   BALANCE SHEET DATA:
   Cash, cash equivalents and marketable securities(4)        $ 300,308      $  51,547      $  43,362      $  82,137      $  22,465
   Working capital(4)                                           300,668         36,831         31,138         96,394         31,138
   Goodwill and other intangible assets(5)                      394,178          7,317          9,382         14,660          2,130
   Total assets(4) (5)                                          847,261        151,907        172,336        225,215         86,306
   Long-term debt (4)                                           250,133            283            454            235            220
   Total stockholders' equity (5)                               470,321         86,718         85,722        173,746         54,873

    (1) During fiscal 2001, we incurred non-recurring charges to operations relating to the write-off of purchased research and development, which had not yet reached technological feasibility and had no alternative future use. The charge consists of $8.6 million related to the acquisition of Talus Solutions, Inc. and $1.1 million related to the acquisition of STG Holdings, Inc., which were both accounted for under the purchase method of accounting. During fiscal 1999, we incurred a non-recurring charge to operations totaling $3.1 million for certain acquisition-related expenses in connection with the business combination involving TYECIN Systems, Inc ("TYECIN"), which was accounted for as a pooling of interests. During fiscal 1998 and 1997, we incurred non-recurring charges to operations totaling $47.3 million and $3.7 million, respectively, in connection with the write-off of purchased research and development which had not yet reached technological feasibility and had no alternative future. These charges relate to the acquisitions of ProMIRA Software, Inc. and AVYX, Inc., respectively, which were both accounted for under the purchase method of accounting.

    (2) During fiscal 1999, we incurred charges to operations totaling $33.8 million for certain restructuring costs related to management's plan to reduce costs and improve operating efficiencies. The restructuring charge was reduced by $1.5 million during fiscal 2000 due to changes in estimates related to better than expected success in subleasing abandoned and excess office space offset by higher than expected severance costs.

    (3) During fiscal 2001, we incurred non-cash stock compensation charges of $12.8 million primarily comprised of $11.1 million related to the repricing of stock options and $1.2 million related to the amortization of unvested stock options assumed in the acquisition of Talus. The amounts shown above for cost of services and support, sales and marketing, product development and general and administrative expense exclude non-cash stock compensation expense as follows:

Cost of services and support             $ 4,579
Sales and marketing                        3,262
Product development                        3,694
General and administrative                 1,266
                                         -------
                                         $12,801
                                         =======

    (4) During fiscal 2001 we issued $250.0 million in 5% convertible subordinated notes due in November 2007.

    (5) The increase in intangible assets, total assets and stockholders' equity in fiscal 2001 is primarily due to the acquisitions of Talus Solutions, Inc. and STG Holdings, Inc.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview:

        We are a leading global provider of Enterprise Profit Optimization(TM)
(EPO) solutions, which we believe is a new and important category of solutions for enterprise management. We are also a leading provider of solutions for supply chain management (SCM), pricing and revenue optimization (PRO) and electronic marketplaces (eMarketplaces). Our solutions help companies lower operating costs, increase revenues, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in both how goods and services are brought to market (supply chain management) and how they are sold (pricing and revenue optimization). EPO solutions provide additional benefits by combining the proven cost-reduction power of supply chain management solutions and the revenue-enhancing capacity of pricing and revenue optimization solutions.

        We help our clients monitor and streamline their own core internal operational processes involving the design, purchase, manufacture, storage, transportation, pricing, marketing and selling of their goods and services. Our solutions also help our clients integrate their own internal processes with those of their customers and suppliers to assist in providing collaboration and efficiencies across extended eMarketplaces. In addition, our solutions help our clients improve customer service and the allocation of resources by providing information and forecasts that allow them to make more effective operational decisions. We also provide strategic consulting and implementation services to our clients as part of our solutions.

        Increasing global competition, shortening product life cycles and developing eMarketplace initiatives are forcing businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. We were an early innovator in solutions that allow collaboration among our clients and their customers and suppliers. Our first Internet ready products were commercially available in late 1997. We focus the development of our technology on meeting the changing needs of companies in the markets we serve, including the need to do business in new electronic marketplaces. We offer solutions to companies in many industries including agriculture, apparel, automotive, chemical, consumer durables, consumer packaged goods, electronics & high technology, energy, food & beverage, government, logistics, metals, pharmaceuticals, pulp & paper, retail, services and transport, travel & hospitality. Our customer base of approximately 1,100 clients includes large, multinational enterprises such as 3Com; Cisco Systems Inc.; Coca-Cola Bottling Co. Consolidated; Emerson Electric Co.; Ford Motor Company; Fuji Photo Film, USA; Harley-Davidson, Inc.; Levi Strauss & Co.; Marriott; Texas Instruments; The Limited; and Unilever Home & Personal Care, USA; as well as mid-sized enterprises and emerging eMarketplaces.

Results of Operations:

The following table includes the consolidated statements of operations data for each of the years in the three-year period ended February 28, 2001 expressed as a percentage of revenue:

                                                Fiscal Year Ended February 28 or 29
                                                  2001         2000         1999
                                                 ------       ------       ------
Revenue:
        Software                                   52.0%        39.6%        41.6%
        Services                                   27.4%        30.5%        36.7%
        Support                                    20.6%        29.8%        21.8%
                                                 ------       ------       ------

            Total revenue                         100.0%       100.0%       100.0%
                                                 ------       ------       ------

Operating expenses:
        Cost of software                            7.2%         7.8%         6.6%
        Cost of services and support               22.1%        28.7%        28.2%
        Sales and marketing                        43.1%        40.3%        58.0%
        Product development                        15.2%        19.1%        27.8%
        General and administrative                  8.6%        10.4%        11.2%
        Amortization of intangibles                 6.0%         1.6%         1.3%
        Purchased research and development
            and acquisition-related expenses        3.6%          --          1.7%
        Restructuring (benefit) expense              --         (1.0)%       19.0%
        Non-cash stock compensation expense         4.8%          --           --
                                                 ------       ------       ------

            Total operating expenses              110.6%       106.9%       153.8%
                                                 ------       ------       ------

Loss from operations                              (10.6)%       (6.9)%      (53.8)%
Other income - net                                  1.1%         0.9%         1.3%
                                                 ------       ------       ------

Loss before income taxes                           (9.5)%       (6.0)%      (52.5)%
Provision (benefit) for income taxes                1.0%        (0.1)%        1.7%
                                                 ------       ------       ------

Net loss                                          (10.5)%       (5.9)%      (54.2)%
                                                 ======       ======       ======

        The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation expense as follows (in thousands):

                Cost of services and support                $ 4,579
                Sales and marketing                           3,262
                Product development                           3,694
                General and administrative                    1,266
                                                            -------
                                                            $12,801
                                                            =======

See "Non-Cash Stock Compensation Expense" for further detail.

Revenue:

        General. Our revenue consists of software revenue, services revenue and support revenue. Software revenue is generally recognized upon execution of a software licensing agreement and shipment of the software, provided the fees are fixed and determinable and collection is considered probable in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition". Fees are allocated to the various elements of software license agreements based on historical fair value experience. We generate the majority of our software revenue from our direct sales force with lesser amounts coming through indirect sales channels such as complementary software vendors, consulting firms, systems integrators and resellers. Services revenue is recognized as the services are performed. Support revenue is recognized ratably over the support period defined in the software license agreement.

        When we provide services that are considered essential to the functionality of software products sold or if software sold requires significant production, modification or customization, we account for the software and services revenue in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain

Production Type Contracts", which requires us to use the percentage-of-completion method of revenue recognition. Revenue is recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

        Total revenue increased 75.8% in fiscal 2001 and decreased by 14.2 % in fiscal 2000. The increase in fiscal 2001 revenue primarily resulted from increased demand and market acceptance for our products and services, increased selling activities resulting from a larger and more effective sales force, increased average selling price ("ASP") for our software and, to a lesser extent, the acquisitions of Talus and STG. The decrease in total revenue in fiscal 2000 resulted primarily from fielding a smaller direct sales force and a decrease in ASP during the first half of fiscal 2000 versus fiscal 1999. No individual customer accounted for 10% or more of total revenue in fiscal 2001, 2000 or 1999

        Software. Software revenue increased 130.6%, or $78.9 million, in fiscal 2001 and decreased 18.1%, or $13.4 million, in fiscal 2000. Software revenue as a percentage of total revenue was 52.0% in fiscal 2001, 39.6% in fiscal 2000 and 41.6% in fiscal 1999. The increases in software revenue and software revenue as a percentage of total revenue in fiscal 2001 were primarily due to:

        -   increased demand and market acceptance for our software products,

        - increased selling activities resulting from a larger and more effective sales force,

        -   increased ASP and number of completed transactions,

        -   expanded and enhanced product offerings, and

        -   the acquisition of Talus.

        The number of our significant software license transactions was 114 in fiscal 2001 compared to 93 and 115 in fiscal 2000 and 1999, respectively. The average size of our significant software transactions increased to $1.2 million in fiscal 2001 compared to $0.6 million in both fiscal 2000 and 1999. Significant transactions are those with a value of over $100,000. The number of software transactions of $1.0 million or greater increased to 47 in fiscal 2001 compared to 14 and 19 in fiscal 2000 and 1999, respectively.

        The decreases in software revenue and software revenue as a percentage of total revenue in fiscal 2000 were primarily due to:

        - a smaller direct sales force and poor sales force productivity during the first half of 2000,

        -   transitioning the sales force to a vertical market focus,

        -   decreased number of completed transactions,

        - difficulties integrating products and operations from prior acquisitions, competition,

        -   year 2000 concerns delaying client buying decisions and

        - market awareness of our execution problem experienced in the prior year.

        Services. Services revenue increased 57.7%, or $26.8 million, in fiscal 2001 and decreased 28.6%, or $18.6 million, in 2000. Services revenue as a percentage of total revenue was 27.4% in fiscal 2001, 30.5% in fiscal 2000 and 36.7% in fiscal 1999. The increase in services revenue in fiscal 2001 was due to an increased number of software transactions and related implementations, an increased customer base desiring training, consulting and implementation services and the Talus acquisition. Services revenue tends to track software license transactions in prior periods.

        The decrease in service revenue in fiscal 2000 primarily resulted from the decrease in software revenue during fiscal 2000 and fiscal 1999, a smaller services workforce and greater utilization of systems integrators to provide these services.

        Support. Support revenue increased 21.6%, or $9.8 million, in fiscal 2001 and increased 17.8 %, or $6.9 million, in 2000. Support revenue as a percentage of total revenue was 20.6% in fiscal 2001, 29.8% in fiscal 2000 and
21.8 % in fiscal 1999. The increase in support revenue in fiscal 2001 and 2000 was due to the increase in the number of clients that have licensed our software products and entered into annual support arrangements. Support revenue tends to track software license transactions in prior periods. In the past, we have experienced a high rate of renewed annual support contracts. There can no assurance that this renewal rate will continue. See "Forward Looking Statements" and "Factors That May Effect Future Results".

        International Revenue. We market and sell our software and services internationally primarily in Europe, Asia, Canada and Latin America. Revenue outside of the United States was 30.7% of total revenue, or $82.3 million, in fiscal 2001; decreasing from 40.1%, or $61.1 million, in fiscal 2000 and 33.9% or $60.1 million, in fiscal 1999. The increases in this revenue resulted from our efforts to expand our presence and selling efforts outside of the United States. We believe increasing international revenue is critical to growth in both revenue and profitability and may lower our overall exposure to unfavorable economic conditions in specific regions.

Operating Expenses:

        Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software included in our software. The following table sets forth amortization of capitalized software development costs and other costs of license fees for the three years in the period ended February 28, 2001 (in thousands):

                                          Fiscal Year Ended February 28 or 29
                                            2001           2000         1999
                                         ---------      ---------      -------
Amortization of capitalized software     $   9,486      $   9,006      $ 8,704
   Percentage of software revenue             6.8%          14.9%        11.8%
Other costs of software                      9,660          2,805        2,957
   Percentage of sotfware revenue             6.9%           4.6%         4.0%
                                         ---------      ---------      -------
Total cost of software                   $  19,146      $  11,811      $11,661
   Percentage of software revenue            13.7%          19.6%        15.8%

        The increase in cost of software in fiscal 2001 was primarily a result of increases in royalties paid to third parties as a result of the mix of software sold and the increase in software revenue. Cost of software revenue was relatively unchanged in fiscal 2000 as compared to fiscal 1999.

        Cost of Services and Support. Cost of services and support includes primarily personnel and third-party contractor costs. Cost of services and support as a percentage of related revenue was 46.0% in fiscal 2001, 47.6% in fiscal 2000 and 48.3% in fiscal 1999. Cost of services and support increased 35.1%, or $15.4 million, in fiscal 2001 and decreased 12.6%, or $6.3 million, in fiscal 2000. The increase in cost of services and support during fiscal 2001 was attributable to adding the personnel necessary to support the growth in revenue and installed customer base. The decrease in cost of services and support during fiscal 2000 was attributable to the reduction of personnel associated with restructuring activities in fiscal 1999 and the overall decline in revenue in fiscal 2000.

        Sales and Marketing. Sales and marketing expense consist primarily of personnel costs, sales commissions, promotional events such as trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense as a percentage of total revenue was 43.1% in fiscal 2001, 40.3% in fiscal 2000 and 58.0% in fiscal 1999. Sales and marketing expense increased 88.2%, or $54.2 million in fiscal 2001 and decreased 40.4%, or $41.6 million, in fiscal 2000. The increase in fiscal 2001 was primarily due to:

        - increasing the number of direct sales representatives and sales management to 155 at February 28, 2001 compared to 91 at February 29, 2000, or an increase of 70.3%; and increasing the overall sales, marketing and business development employees to 407 at February 28, 2001 compared to 258 at February 29, 2000, or an increase of 57.8%,

        -   increased sales commissions due to higher software revenue, and

        - increases in promotional spending, advertising and public relations spending to rebrand and reposition our solutions in the marketplace.

        We expect sales and marketing expense to increase in dollars in fiscal 2002 and remain the same or decrease as a percentage of total revenue as our revenue grows. See "Forward Looking Statements" and "Factors That May Effect Future Results."

        The decrease in sales and marketing expenses in fiscal 2000 was primarily a result of reductions in personnel associated with restructuring activities in fiscal 1999 and the decrease in total revenue.

        Product Development. Product development expenses include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities. Such costs are primarily from personnel and third party contractors. We record product development costs net of capitalized software development costs for products that have reached technological feasibility in accordance with SFAS No. 86,

"Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The following table sets forth product development costs for the three fiscal years ended February 28, 2001 (in thousands):

                                                  Fiscal Year Ended February 28 or 29
                                                   2001           2000           1999
                                                ---------      ---------      ---------
Gross product development costs                 $  49,750      $  34,585      $  59,464
   Percentage of total revenue                      18.6%          22.7%          33.5%
Less: Capitalized product development costs         8,920          5,435         10,075
   Percentage of total revenue                       3.3%           3.6%           5.7%
                                                ---------      ---------      ---------
Product development costs, as reported          $  40,830      $  29,150      $  49,389
   Percentage of total revenue                      15.2%          19.1%          27.8%

        Gross product development costs increased 43.9%, or $15.2 million, in fiscal 2001 and decreased 41.8%, or $24.9 million in fiscal 2000. Net product development costs increased 40.1%, or $11.7 million, in fiscal 2001 and decreased 41.0%, or $20.2 million, in fiscal 2000. The increases in fiscal 2001 were due to:

        - Increasing the number of product development employees to 423 at February 28, 2001 compared to 232 at February 29, 2000, or an increase of 82.3%

        - Increasing the number of product development contractors to 188 at February 28, 2001 compared to approximately 39 at February 29, 2000, or an increase of 382.1%

        -   Increased number of product development initiatives.

        The decrease in product development expenses as a percentage of total revenue reflects our ability to leverage resources over a larger revenue base. We expect to continue to expend significant resources on product development in future periods and invest similar amounts as a percentage of revenue in future periods. See "Forward Looking Statements" and "Factors That May Effect Future Results."

        The decrease in gross and net product development costs in fiscal 2000 was primarily a result of reductions in personnel associated with restructuring activities in fiscal 1999.

        General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources and information systems functions. General and administrative expenses increased 44.8%, or $7.1 million in fiscal 2001 and decreased 20.1%, or $4.0 million in fiscal 2000. The increase in fiscal 2001 is due to increased personnel to support our growth. The decrease in general and administrative expense as a percentage of total revenue reflects our ability to spread this expense over a larger revenue base. The decrease in general and administrative expenses in fiscal 2000 was primarily a result of reductions in personnel associated with restructuring activities in fiscal 1999.

        Amortization of Intangibles. Our acquisitions of Talus and STG during fiscal year 2001 and certain previous acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Goodwill and other intangible assets are amortized over periods ranging from two to seven years. Details of our acquisitions are included in Note 11 - "Acquisitions" in the Notes to our Consolidated Financial Statements included elsewhere in this report.

        Amortization of intangibles related to the acquisitions referenced above was $16.2 million, $2.4 million and $2.3 million in fiscal years 2001, 2000 and 1999, respectively. We expect to record approximately $86.0 million of amortization expense in fiscal year 2002.

        Purchased Research and Development and Acquisition-Related Expenses. Our acquisitions of Talus and STG included the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. Accordingly, the portion of the purchase price for Talus and STG allocated to purchased research and development of $9.7 million, in aggregate, was expensed immediately in accordance with generally accepted accounting principles. In fiscal 1999, we acquired TYECIN Systems, Inc., which was accounted for as a pooling of interests. Accordingly, we recorded a non-recurring charge of $3.1 million for certain expenses related to the transaction, including accounting, legal and severance costs. Details of our acquisitions are included in Note 11 - "Acquisitions" in the Notes to our Consolidated Financial Statements included elsewhere in this report.

        Restructuring Expenses (Benefits). During fiscal 1999, we announced and implemented a restructuring plan intended to reduce costs and improve profitability. The restructuring plan was required due to poor financial performance throughout fiscal 1999 that resulted from a variety of factors. As a result of the restructuring, we recorded charges of $33.8 million in fiscal 1999. The components of the charge are as follows (in thousands):

Severance and related benefits                            $ 4,094
Lease obligations and terminations                         20,200
Impairment of long-lived assets                             9,115
Other                                                         366
                                                          -------
         Total                                            $33,775
                                                          =======

        During fiscal 2000, we reduced our previously reported restructuring charge by $1.5 million due to changes in estimates related to better than expected success in subleasing abandoned and excess office space which was offset in part by higher than expected severance costs. As of February 28, 2001, all severance obligations related to the restructuring had been paid and the remaining lease obligations were $3.4 million.

        Non-Cash Stock Compensation Expense. We recognized non-cash stock compensation of $12.8 million in fiscal 2001 primarily associated with stock options that were repriced in January 1999 and unvested stock options assumed in the Talus acquisition. These amounts are included as a separate component of stockholders' equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation".

Repriced Options:

        In January 1999, we repriced employee stock options, other than those held by executive officers or directors. This resulted in approximately 3.0 million options being repriced and the four-year vesting period starting over. Under FIN 44, repriced options are subject to variable plan accounting, which requires compensation cost or benefit to be recorded each period based on changes in the Company's stock price until the repriced options are exercised, forfeited or expire. This resulted in a charge of $11.1 million in fiscal 2001. No adjustments were made upon initial application of FIN 44 for periods prior to July 1, 2000. The initial fair value used to measure the ongoing stock compensation charge or benefit was $22.19 based on the closing price of our common stock on June 30, 2000. As of February 28, 2001, 1.2 million repriced options were still outstanding with a remaining vesting period of approximately two years. In future periods, we will record additional charges or benefits related to the repriced stock options still outstanding based on the change in our common stock price compared to the last reporting period. If our stock price at the beginning and end of any reporting period is below $22.19, no charge or benefit will be recorded.

Unvested Stock Options -Talus Acquisition:

        As part of the Talus acquisition, we assumed all outstanding stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $1.2 million during fiscal 2001. As of February 28, 2001, approximately 514,000 of these options remained unvested with remaining vesting periods up to 3.75 years.

Other Income, Net:

        Other income, net, includes interest income from cash equivalents and marketable securities, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other income increased to $2.9 million in fiscal 2001 from $1.4 million and $2.4 million in fiscal 2000 and 1999, respectively. These increases relate primarily to an increase in interest income due to higher investment levels in fiscal 2001 offset by higher interest expense, both as a result of the issuance of $250.0 million of convertible debt during the quarter ended November 30, 2000.

Provision (benefit) from income taxes

        We recorded income tax expense of $2.6 million in fiscal 2001 despite our loss before income taxes, resulting in a negative effective tax rate. The effective tax rate in fiscal 2001 differed from the U.S statutory rate primarily due to non-deductible goodwill and in-process research and development along with non-cash stock compensation expense that did not result in an income tax benefit for financial reporting purposes. Excluding the effect of amortization of intangibles, purchased research and development and non-cash stock compensation expense, our effective tax rate was approximately 39% for fiscal 2001.

        As of February 28, 2001, we had net operating loss carryforwards ("NOLs") for federal, state and foreign tax purposes of $211.0 million, in aggregate. These carryforwards expire in various years between 2001 and 2021. We recorded deferred tax asset valuation allowances against NOLs where it is more likely than not that we will not be able to utilize these future tax benefits.

Net Loss

        We reported a net loss of $28.1 million, $8.9 million and $96.1 million for the period ending February 28 or 29, 2001, 2000, 1999, respectively. Our fiscal year 2001 results include operations related to the acquisitions of Talus Solutions, Inc. and STG Holdings, Inc. The increased net loss in fiscal 2001 compared to fiscal 2000 is primarily due to the write-off of purchased research and development and intangible amortization directly attributable to our acquisitions of Talus and STG and charges for non-cash stock compensation, offset by an increase in operating income, excluding these non-cash items. The decrease in net loss in fiscal 2000 compared to fiscal 1999 is due to an increase in income from operations in fiscal 2000, including a decrease in restructuring charge and acquisition-related expenses recorded in fiscal 1999. Without the impact of these non-recurring items, and the related tax effect, we would have reported net income of $8.0 million for the period ending February 28, 2001, a net loss of $8.4 million and $59.1 million for the period ending February 29, 2000,and February 28, 1999, respectively.

Liquidity and Capital Resources

        Our cash, cash equivalents and marketable securities in aggregate increased $248.8 million during fiscal 2001 to $300.3 million as of February 28, 2001. Working capital increased $263.8 million to $300.7 million at February 28, 2001. The increase in cash, cash equivalents, marketable securities and working capital was primarily the result of receiving $242.2 million in net proceeds related to completing our $250.0 million convertible debt offering during the third quarter of fiscal 2001 and receiving proceeds of $20.2 million from stock option exercises during fiscal 2001.

        Cash provided by (used in) operations was $15.5 million, $12.3 million and $(27.8) million in fiscal 2001, 2000 and 1999, respectively. The increase in cash provided by operations in fiscal 2001 resulted primarily from (i) revenue growth and increased profits from operations before non-cash charges of approximately $19.9 million, (ii) an increase in interest income of $5.8 million, (iii) reduction in cash paid for restructuring costs of $7.0 million offset by net increases in working capital to support our revenue growth. Excluding the effect of acquisitions, accounts receivable and deferred revenue increased $38.8 million and $9.4 million, respectively, in fiscal 2001, while days sales outstanding in accounts receivable increased to 82 days as of February 28, 2001 versus 80 days as of February 29, 2000. These increases reflect the impact of our revenue growth in fiscal 2001.

        Cash (used in) provided by investing activities was $(117.3) million, $(7.2) million and $23.0 million in fiscal 2001, 2000 and 1999, respectively. Investing activities consist primarily of the sales and purchases of marketable securities, purchases of property and equipment and purchases and capitalization of software. Purchases of marketable securities, net of sales, was $92.4 million in fiscal 2001 primarily as a result of investing the proceeds from our convertible debt offering. Total purchases of property, equipment and software, including capitalized software, were $20.3 million in fiscal 2001. We expect this amount to increase in fiscal 2002 and 2003 as we support our growth and build out our new corporate headquarters space.

        Cash provided by financing activities was $256.2 million, $5.0 million and $16.5 million in fiscal 2001, 2000 and 1999, respectively. Cash provided by financing activities consist primarily of proceeds from our convertible debt offering in fiscal 2001, proceeds from the exercise of stock options and employee stock plan purchases and changes in our line of credit. We had no balance outstanding under our line of credit at February 28, 2001.

        As of February 28, 2001, we had $250.0 million in convertible subordinated debentures outstanding (the "Notes"). The Notes bear interest at 5.0% per annum which is payable semi-annually. The Notes mature in November 2007 and are convertible into approximately 5.7 million shares of our common stock at a conversion price of $44.06, subject to adjustment under certain conditions. At any time on or after November 7, 2003, the Company may redeem the Notes in whole, or from time to time, in part, at our option. Redemption can be made on at least 30 days' notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, will be as follows:

           Redemption Period                                   Redemption Price
           -----------------                                   ----------------
November 7, 2003 through October 31, 2004                            103%
November 1, 2004 through October 31, 2005                            102%
November 1, 2005 through October 31, 2006                            101%
November 1, 2006 through maturity                                    100%

        We have a one-year committed unsecured revolving credit facility with a commercial bank for $20.0 million. The current agreement is scheduled to expire in September 2001. Under its terms, we may request cash advances, letters of credit or both. We may make borrowings under the facility for short-term working capital purposes or for acquisitions. (Acquisition-related borrowings are limited to $7.5 million per acquisition.)

        In December 2000, we entered into a ten-year lease agreement for a new headquarters facility in Gaithersburg, MD. We expect to incur $14.0 to $15.0 million in capital expenditures for leasehold improvements and furniture for the new space. We expect to move into our new headquarters space during the second calendar quarter of 2002.

        On January 16, 2001, we acquired STG. We may be required to make additional contingent payments to the former stockholders of STG of up to $27.9 million during fiscal 2003 if certain revenue-based performance criteria are met during the 21-month period ending October 31, 2002. The additional contingent payments, if any, would be payable in cash, or in limited circumstances, in common stock at our sole election.

        We are actively pursuing acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

        We believe that our existing cash, cash equivalents and marketable securities, available borrowings under our credit facility and our anticipated cash flows from operations in future periods will satisfy our existing liquidity and capital requirements for the foreseeable future.

Factors that May Affect Future Results:

        In addition to the other information in this Form 10-K, the following factors should be considered in evaluating us and our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial, may also impair our business, results of operations and financial condition.

Risks related to our business

AS RESULT OF RECENT SIGNIFICANT CHANGES IN OUR MANAGEMENT, PERSONNEL AND PRODUCTS, YOU MAY HAVE DIFFICULTY EVALUATING OUR PROSPECTS BASED ON OUR SIGNIFICANT LOSSES IN RECENT FISCAL YEARS.

        We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses in fiscal 1999 and fiscal 2000 and a decline in revenue in fiscal 2000. Since April 1999, we hired a new executive management team, enhanced our supply chain optimization and eMarketplace products and services, expanded the scope of our product and service offerings to include pricing and revenue optimization and improved our direct sales organization. Our ability to continue to achieve operational improvements and improve our financial performance will be subject to a number of risks and uncertainties, including the following:

- slower growth in the market for supply chain management, pricing/revenue optimization and eMarketplace solutions;

-   weakening economic conditions;

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

        We have recently incurred significant losses, including net losses of $28.1 million for the year ended February 28, 2001, $8.9 million in fiscal 2000 and $96.1 million in fiscal 1999. We will incur non-cash charges in the future related to the amortization of intangible assets and non-cash stock compensation expenses associated with our acquisition of Talus. We will also incur non-cash charges related to the amortization of intangible assets relating to our acquisition of STG Holdings Inc. In addition, we may incur non-cash stock compensation charges related to our stock option repricing as discussed in more detail in the Notes to the Financial Statements (see Note 7). We cannot assure you that our revenue will grow or that we will achieve or maintain profitability in the future. Our ability to increase revenue and achieve profitability will be affected by the other risks and uncertainties described in this section. Our failure to achieve profitability could cause our stock price to decline, and our ability to finance our operations could be impaired.

OUR OPERATING RESULTS FLUCTUATE, AND IF WE FAIL TO MEET THE EXPECTATION OF THE INVESTMENT COMMUNITY IN ANY PERIOD, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

        Our revenue and operating results are difficult to predict, and we believe that period-to-period comparisons of our operating results will not necessarily be indicative of future performance. The factors that may cause fluctuations of our quarterly operating results include the following:

- the size, timing and contractual terms of licenses and sales of our products and services;

-   customer financial constraints and credit-worthiness;

-   the potentially long and unpredictable sales cycle for our products;

- technical difficulties in our software that could delay the introduction of new products or increase their costs;

- introductions of new products or new versions of existing products by us or our competitors;

- delay or deferral of customer purchases and implementations of our solutions due to weakening economic conditions;

- changes in prices or the pricing models for our products and services or those of our competitors;

-   changes in the mix of our software services and support revenue;

- changes in the mix of sales channels through which our products and services are sold; and

- changes in rules relating to revenue recognition or in interpretations of those rules.

        Due to fluctuations from quarter to quarter, our operating results may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock could decline significantly.

VARIATIONS IN THE TIME IT TAKES US TO LICENSE OUR SOLUTIONS MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

        The time it takes to license our solutions to prospective clients varies substantially, but typically ranges between four and twelve months. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the license of our products could cause significant variations in our revenue from quarter to quarter. Furthermore, because our operating expenses are relatively fixed over the short term and we devote significant time and resources to prospective clients, these fluctuations could cause our operating results to suffer in some future periods. The length of our sales cycle depends on a number of factors, including the following:

- the complexities of the supply chain, pricing/revenue and eMarketplace problems our solutions address;

- the breadth of the solution required by the client, including the technical, organizational and geographic scope of the license;

-   the evaluation and approval process employed by the client;

-   the sales channel through which the solution is sold; and

-   any other delays arising from factors beyond our control.

THE SIZE AND SCOPE OF OUR CONTRACTS WITH CLIENTS ARE INCREASING, WHICH MAY CAUSE FLUCTUATION IN OUR OPERATING RESULTS.

        Our clients and prospective clients are seeking to solve increasingly complex supply chain, pricing/revenue and eMarketplace problems. Further, we are focused on providing more comprehensive solutions for our clients, as opposed to only licensing software. As the complexity of the problems our clients seek to solve increases, the size and scope of our contracts with clients increase. As a result, our operating results could fluctuate due to the following factors:

-   the complexities of the contracting process of our clients;

- contractual terms may vary widely, which may result in differing methods of accounting for revenue from each contract;

- losses of, or delays in concluding larger contracts could have a proportionately greater effect on our revenue for a particular period; and

- the sales cycles related to larger contracts may be longer and subject to greater delays.

        Any of these factors could cause our revenue to decline or fluctuate significantly in any quarter and could cause a decline in our stock price.

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

- avoid conflicts with our clients that have commercial relationships or compete with the acquired company;

-   avoid unanticipated operational difficulties or expenditures or both; and

- effectively operate our existing business lines, given the significant diversion of resources and management attention required to successfully integrate acquisitions, including the acquisition of Talus in December 2000.

        We experienced significant difficulties with the integration of the products and operations of ProMIRA Software, Inc. (ProMIRA) and TYECIN, which we acquired in fiscal 1998 and 1999 respectively. These difficulties included problems integrating the prior ProMIRA sales forces and the delayed releases of the in-process technology acquired as part of the transaction. In addition, as a result of the poor financial performance we experienced in fiscal 1999, the technology acquired in conjunction with the TYECIN acquisition was not integrated into our solutions and, therefore, revenue generated from this technology have been nominal. Similar difficulties with future acquisitions could materially and adversely affect our business, results of operations and financial condition.

WE MAY ENCOUNTER PROBLEMS EFFECTIVELY INTEGRATING TALUS.

        On December 21, 2000, we completed the acquisition of Talus, a privately-held company that provides pricing and revenue optimization products and services. This acquisition is substantially larger than all of our prior acquisitions, not all of which have been successful. In addition to the risks described above in connection with acquisitions generally, the ultimate success of our acquisition of Talus is dependent on factors which include the following:

- our ability to complete the commercial releases of our pricing and revenue optimization solutions;

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

- our ability to fulfill our strategic plan for the acquisition of Talus by integrating our supply chain and eMarketplace capabilities and products with Talus' pricing and revenue optimization products;

-   market acceptance of EPO solutions;

- our ability, together with Talus, to cross-sell products and services into our respective markets; and

- the outcome of disputes and litigation which have arisen in the ordinary course of business.

OUR ACQUISITION OF TALUS WILL ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS.

        We will incur substantial dilution to our earnings per share in accordance with generally accepted accounting principles for the foreseeable future as a result of the Talus acquisition. In connection with the acquisition, we will amortize approximately $22.8 million of deferred compensation related to unvested stock options over four years. Further, we will initially incur an annual amortization charge of approximately $82 million related to goodwill and intangible assets.

WE DEPEND ON SALES OF OUR SUPPLY CHAIN MANAGEMENT, PRICING/REVENUE OPTIMIZATION AND EMARKETPLACE SOLUTIONS, AND OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED IF THE MARKET FOR OUR PRODUCTS DOES NOT CONTINUE TO GROW.

        Substantially all of our software revenue, service revenue and support revenue have arisen from, or are related directly to, our supply chain management, pricing/revenue optimization and eMarketplace solutions. We expect to continue to be dependent upon these solutions in the future, and any factor adversely affecting the solutions or the markets for supply chain management, pricing/revenue optimization and eMarketplace solutions, in general, would materially and adversely affect our ability to generate revenue. While we believe the markets for supply chain management, pricing/revenue optimization and eMarketplace solutions will continue to expand, they may grow more slowly than in the past. If the markets for our solutions do not grow as rapidly as we expect, revenue growth, operating margins or both could be adversely affected.

OUR MARKETS ARE VERY COMPETITIVE, AND WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

        The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased, and we expect it to increase in the future. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Further, our current or prospective clients and partners may become competitors in the future. Increased competition could result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could materially and adversely affect our growth and operating performance.

MANY OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY MORE RESOURCES THAN WE DO AND, THEREFORE, WE MAY BE AT A DISADVANTAGE IN COMPETING WITH THEM.

        We directly compete with other application software vendors including:
Adexa, Inc. (to be acquired by FreeMarkets, Inc.), Aspen Technology, Inc., The Descartes Systems Group Inc., i2 Technologies, Inc., Logility, Inc.; Micros Systems, Inc., PROS Revenue Management, Sabre, Inc., SynQuest and YieldStar Technology. Some eMarketplace software companies that do not currently offer directly competitive products or solutions, such as Ariba, Inc. and Commerce One, may begin to compete directly with us. In addition, some ERP companies such as Invensys plc (which acquired Baan Company N.V.), J.D. Edwards & Company, Oracle Corporation, PeopleSoft, Inc. and SAP AG have acquired or developed and are developing supply chain planning, pricing/revenue optimization or eMarketplace solutions. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than us, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and adversely affect our revenue growth and operating performance.

IF THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES FAILS TO KEEP PACE WITH OUR INDUSTRY'S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

        The markets for supply chain management, pricing/revenue optimization and eMarketplace solutions are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend, in part, upon our ability to enhance existing applications and develop and introduce new applications or capabilities that:

-   meet or exceed technological advances in the marketplace;

-   meet changing client requirements;

-   comply with changing industry standards;

-   achieve market acceptance;

-   integrate third-party software effectively; and

-   respond to competitive offerings.

        Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We may not possess sufficient resources to continue to make the necessary investments in technology. In addition, we may not successfully identify new software opportunities or develop and bring new software to market in a timely and efficient manner. If we are unable, for technological or other reasons, to develop and introduce new and enhanced software in a timely manner, we may lose existing clients and fail to attract new clients, which may adversely affect our performance.

DEFECTS IN OUR SOFTWARE OR PROBLEMS IN THE IMPLEMENTATION OF OUR SOFTWARE COULD LEAD TO CLAIMS FOR DAMAGES BY OUR CLIENTS, LOSS OF REVENUE OR DELAYS IN THE MARKET ACCEPTANCE OF OUR SOLUTIONS.

        Our software solutions are complex and are frequently integrated with a wide variety of third-party software. We may license solutions that contain undetected errors or failures when new solutions are first introduced or as new versions are released. We may also be unable to meet client expectations in implementing our solutions. These problems may result in claims for damages suffered by our clients, a loss of, or delays in, the market acceptance of our solutions, client dissatisfaction and potentially lost revenue during the period required to correct these errors.

WE ARE DEPENDENT ON THIRD-PARTY SOFTWARE THAT WE INCORPORATE INTO AND INCLUDE WITH OUR PRODUCTS AND SOLUTIONS AND IMPAIRED RELATIONS WITH THESE THIRD PARTIES, DEFECTS IN THIRD-PARTY SOFTWARE OR THE INABILITY TO ENHANCE THEIR SOFTWARE OVER TIME COULD HARM OUR BUSINESS.

        We incorporate and include third-party software into and with our products and solutions. We are likely to incorporate and include additional third-party software into and with our products and solutions as we expand our product offerings. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the software capabilities.

        Furthermore, it may be difficult for us to replace any third-party software if a vendor seeks to terminate our license to the software or ability to license the software to others. Any impairment in our relationship with these third parties could adversely impact our business, results of operations and financial condition.

WE ARE SUBSTANTIALLY DEPENDENT ON THIRD PARTIES TO INTEGRATE OUR SOFTWARE WITH OTHER SOFTWARE PRODUCTS AND PLATFORMS.

        We depend on companies such as Extricity, Inc. (recently acquired by Peregrine Systems, Inc.); Vignette Corporation; and webMethods, Inc. to integrate our software with software and platforms developed by third parties. If these companies are unable to develop or maintain software that effectively integrates our software and is free from errors, our ability to license our products and provide solutions could be impaired. Further, we rely on these companies to maintain relationships with the companies that provide the external software that is vital to the functioning of our products and solutions. The loss of any company that we use to integrate our software products could adversely affect our business, results of operations and financial condition.

OUR EFFORTS TO DEVELOP RELATIONSHIPS WITH VENDORS SUCH AS SOFTWARE COMPANIES, CONSULTING FIRMS, RESELLERS AND OTHERS TO IMPLEMENT AND PROMOTE OUR SOFTWARE PRODUCTS MAY FAIL.

        We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others, that we believe can play important roles in marketing our products and solutions. We are currently investing, and intend to continue to invest significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with whom we are developing or maintaining marketing relationships have commercial relationships with our competitors. Therefore, there can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially and adversely affect our business, results of operations and financial condition.

WE HAVE ONLY RECENTLY ENTERED INTO CONTRACTS WITH GOVERNMENTAL AGENCIES. THESE CONTRACTS OFTEN INVOLVE LONG PURCHASE CYCLES AND COMPETITIVE PROCUREMENT PROCESSES.

        We have recently begun providing our solutions to government agencies and expect that a significant portion of our future revenue may be derived from government agency clients. Obtaining government contracts may involve long purchase cycles, competitive bidding, qualification requirements, performance bond requirements, delays in funding, budgetary constraints and extensive specification development and price negotiations. In order to facilitate doing business with the federal government, we have submitted a schedule of prices for our products and services to the General Services Administration. We are permitted to update our schedule of prices only on an annual basis. Each government agency maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Government agencies also often retain a significant portion of fees payable upon completion of a project and collection of such fees may be delayed for several months. Accordingly, our revenue could decline as a result of these government procurement processes. In addition, it is possible that, in the future, some of our government contracts may be fixed price contracts which may prevent us from recovering costs incurred in excess of our budgeted costs. Fixed price contracts may require us to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed the fixed contract cost, we will not be able to recover the excess costs. If we fail to properly anticipate costs on fixed price contracts, our profit margins will decrease. Some government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Multi-year contracts are contingent on overall budget approval by Congress and may be terminated due to lack of funds.

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

        The number of intellectual property claims in our industry may increase as the number of competing products grows and the functionality of products in different industry segments overlaps. In recent years, there has been a tendency by software companies to file substantially increasing numbers of patent applications, including those for business methods and processes. We have no way of knowing what patent applications third parties have filed until the application is filed or until a patent is issued. Patent applications are often published within 18 months of filing but it can take as long as three years or more for a patent to be granted after an application has been filed. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any of these claims, with or without merit, could be time-consuming to address, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements might not be available on terms acceptable to us or at all, which could materially and adversely affect our business.

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

-   longer collection cycles;

-   foreign currency risk;

- legal uncertainties regarding liability, ownership and protection of intellectual property;

-   tariffs and other trade barriers;

-   seasonal reductions in business activities;

-   potentially adverse tax consequences; and

-   economic and political instability.

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

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT CHANGES IN OUR SENIOR MANAGEMENT TEAM AND THERE IS NO ASSURANCE THE TEAM WILL WORK TOGETHER EFFECTIVELY.

        Commencing in the first quarter of fiscal 2000, we have completely changed our senior management team. Gregory J. Owens, our Chief Executive Officer, joined us in April 1999. With one exception, all of our other present executive officers joined us after Mr. Owens. Our success depends on the ability of our management team to work together effectively. Our business, revenue and financial condition will be materially and adversely affected if our senior management team does not manage our company effectively or if we are unable to retain our senior management.

EXPENSES ARISING FROM OUR STOCK OPTION REPRICING HAVE HAD AND MAY HAVE IN THE FUTURE A MATERIAL ADVERSE IMPACT ON PERFORMANCE.

        In response to the poor performance of our stock price between May 1998 and January 1999, we offered to reprice employee stock options, other than those held by our executive officers or directors, effective January 29, 1999, to bolster employee retention. The effect of this repricing resulted in options to acquire approximately

3.0 million shares being repriced and the four-year vesting period starting over. The recently adopted FASB Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," requires us to record compensation expense or benefit associated with the change in the market price of these options. The increase in our common stock market price since the FASB-mandated measurement date of July 1, 2000 resulted in a non-cash stock compensation expense of $11.1 million being recorded for the year ended February 28, 2001. This non-cash stock compensation expense caused what would otherwise have been reported as net loss for the year ended of $17.8 million, or $0.30 per basic and diluted share, to be reported as a net loss of $28.1 million, or $0.48 per basic and diluted share. In each future quarter, we will record the additional expense or benefit related to the repriced stock options still outstanding, to the extent that our stock price is greater than $22.19, based on the change in our common stock price as compared to the measurement date. As a result, the repricing may continue to have a material adverse impact on reported financial results and could therefore negatively affect our stock price.

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

Risks related to our Industry

LACK OF GROWTH OR DECLINE IN INTERNET USAGE OR ELECTRONIC MARKETPLACES COULD BE DETRIMENTAL TO OUR FUTURE OPERATING RESULTS.

        The growth of the Internet has increased demand for supply chain management, pricing/revenue optimization and eMarketplace solutions, as well as created markets for new and enhanced product offerings. Therefore, our future sales and profits are substantially dependent upon the Internet as a viable medium for electronic marketplaces. The Internet may not succeed in becoming a viable marketplace for a number of reasons, including:

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

NEW LAWS OR REGULATIONS AFFECTING THE INTERNET, ELECTRONIC MARKETPLACES OR COMMERCE IN GENERAL COULD REDUCE OUR REVENUE AND ADVERSELY AFFECT OUR GROWTH.

        Congress and other domestic and foreign governmental authorities have adopted and are considering legislation affecting the use of the Internet, including laws relating to the use of the Internet for commerce and distribution. The adoption or interpretation of laws regulating the Internet, or of existing laws governing such things as consumer protection, libel, property rights and personal privacy, could hamper the growth of the Internet and its use as a communications and commercial medium. If this occurs, companies may decide not to use our products or services, and our business, operating results and financial condition could suffer.

THE VIABILITY OF ELECTRONIC MARKETPLACES IS UNCERTAIN.

        Electronic marketplaces that allow collaboration over the Internet among trading partners are relatively new and unproven. There can be no assurance that trading partners will adopt electronic marketplaces as a method of doing business. Trading partners may fail to participate in electronic marketplaces for a variety of reasons, including:

- concerns about the confidentiality of information provided electronically to electronic marketplaces;

- the inability of technological advances to keep pace with the volume of information processed by electronic marketplaces; and

- regulatory issues, including antitrust issues that may arise when trading partners collaborate through electronic marketplaces.

        Any of these factors could limit the growth of electronic marketplaces as an accepted means of commerce. Slower growth or the abandonment of the electronic marketplace concept in one or more industries could have a material adverse affect on our results of operations and financial condition.

Risks related to the Notes

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

        In November 2000, we completed a convertible debt offering of $250.0 million in 5% subordinated convertible notes. Our indebtedness could have important consequences for investors. For example, it could:

- increase our vulnerability to general adverse economic and industry conditions;

-   limit our ability to obtain additional financing;

- require the dedication of a substantial portion of our cash flows from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of capital to fund our growth strategy, working capital, capital expenditures, acquisitions and other general corporate purposes;

- limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

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

Risks related to the sale of our common stock

RESALES OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK ISSUED IN CONNECTION WITH THE ACQUISITION OF TALUS MAY CAUSE OUR STOCK PRICE TO DECLINE.

        In connection with the acquisition of Talus, we issued approximately 7.0 million new shares of our common stock. Of these shares, a total of approximately 6.0 million shares were delivered to Manugistics' exchange agent for direct transfer to the former Talus stockholders and approximately 1.0 million shares were delivered to State Street Bank and Trust Company, as escrow agent, to secure potential indemnification claims of Manugistics. To the extent that the escrowed shares are not subject to indemnification claims, the escrowed shares will be released, subject to existing claims, in two installments, on October 31, 2001 and July 2, 2002. Of the 6.0 million shares delivered to the exchange agent, approximately 1.3 million shares were freely tradable upon completion of the acquisition. The remaining approximately 4.7 million shares are subject to share transfer restrictions and will become available for sale in three stages in accordance with the terms of the share transfer restriction agreements signed by certain principals of Talus Solutions, Inc. The first release date was January 18, 2001, at which time approximately 1.4 million shares were released. The balance of these shares will be released, in accordance with the terms of the share transfer restriction agreements, on May 31, 2001 and October 31, 2001.

        In addition, at closing, a total of approximately 1.4 million shares were reserved for issuance upon exercise of outstanding Talus' stock options and warrants which were assumed by Manugistics. Options to purchase a total of approximately 700,000 shares were exercisable at the time of completion of the acquisition. In addition, a total of approximately 370,000 of these shares were subject to share transfer restrictions which expired January 18, 2001.

SALES OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK BY OUR EXECUTIVE OFFICERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

        Certain of our executive officers have entered into pre-established trading plans pursuant to which they sold a total of approximately 515,000 shares of our common stock in January 2001 and approximately 253,000 shares in April 2001. They are scheduled to sell up to approximately 300,000 shares per quarter after each of the first, second and third quarters of fiscal 2002 pursuant to these trading plans. The quarterly sales will continue until the trading plans are modified or terminated. Certain of our other executive officers and directors are considering establishing similar plans to sell shares on a quarterly basis. The sale of these shares may cause the market price of our stock to decline.

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

-   weakening economic conditions;

-   announcements of technological innovations;

-   new products or services offered by us or our competitors;

-   changes in financial estimates by securities analysts;

- conditions or trends in the market for EPO, SCM, PRO and eMarketplace solutions;

- changes in the performance and/or market valuations of our current and potential competitors and the software industry in general;

- our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

- adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;

-   adverse or unfavorable publicity regarding us or our products;

-   additions or departures of key personnel;

-   our sales of additional equity securities; and

-   other events or factors that may be beyond our control.

        In addition, the stock markets in general, The Nasdaq National Market and the equity markets for software companies in particular, have recently experienced extraordinary price and volume volatility and a significant cumulative decline in recent months. Such volatility and decline have adversely affected the stock prices for many companies irrespective of or disproportionately to the operating performance of these companies. These broad market and industry factors may materially and adversely further affect the market price of our common stock, regardless of our actual operating performance.

Item7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Foreign Currency Risk. Revenue outside of the United States was 30.7%, 40.1% and 33.9% in fiscal 2001, 2000 and 1999, respectively. International sales are usually made by our foreign subsidiaries in local currencies and the expenses incurred by foreign subsidiaries are also denominated in local currencies.

Interest Rate Risk. Our marketable securities and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities and national, state and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of marketable securities held at February 28, 2001 was $103.9 million and $9.7 million at February 29, 2000.

        We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Such operating cash balances held at banks outside of the United States are denominated in the local currency.

        The United States Federal Reserve Board influences the general market rates of interest. During calendar 2001, the Federal Reserve Board has decreased the discount rate several times to 4.0%. These actions have led to a general market decline in interest rates recently.

        The weighted average yield on interest-bearing investments held as of February 28, 2001 was approximately 5.5%. Based on our investment holdings at February 28, 2001, a 100 basis point decline in the average yield would reduce our annual interest income by $2.7 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our consolidated financial statements and supplementary data, together with the reports of Deloitte & Touche LLP, independent auditors, are included in
Part IV of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Reference is made to the information to be set forth in the definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders (which we anticipate will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 28, 2001) (the "Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and to the information set forth in
Part I of this Annual Report on Form 10-K regarding executive officers under the caption "Item 4A. Executive Officers of the Registrant".

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


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this Report:

         (1)  Financial Statements:                                                           Page Number
                                                                                              In This Report
                  Report of Independent Auditors                                                    F-1

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

        (3) Exhibits

        The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits 10.1, 10.2, 10.11, 10.12, 10.13, 10.15, 10.28
        through 10.32, 10.35 through 10.48 and 10.50 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(C) of this report.

        Number          Notes          Description
        ------          -----          -----------
         2.1             (S)           Agreement and Plan of Merger dated June 1, 1998, among the
                                       Company, TYECIN Acquisition, Inc., TYECIN Systems, Inc. and
                                       certain other persons

         2.2             (V)           Agreement Plan of Merger by and among Manugistics Group,
                                       Inc., Talus Solutions, Inc. and Manu Acquisition Corp. dated
                                       September 21, 2000.

         2.3             (AA)          Form of Executed Stock Purchase Agreement between
                                       Manugistics Group, Inc., Manugistics, Inc., STG Holdings,
                                       Inc., each of the stockholders of STG Holdings, Inc. and
                                       Strathdon Investments Limited dated December 22, 2000.

         3.1(a)          (A)           Amended and Restated Certificate of Incorporation of the
                                       Company

         3.1(b)          (B)           Certificate of Retirement and Elimination (relating to the
                                       Series A and Series B preferred stock of the Company)

         3.1 (c)         (C)           Certificate of Amendment to Amended and Restated Certificate
                                       of Incorporation of the Company (effective July 29, 1997)

         3.2             (A)           Amended and Restated By-Laws of the Company

         4.1             (V)           Purchase Agreement dated October 16, 2000, between Deutsche
                                       Bank Securities,Inc.,(as representative of the initial
                                       purchasers) and Manugistics Group, Inc.

         4.2             (V)           Indenture dated as of October 20, 2000, between Manugistics
                                       Group, Inc., and State Street Bank and Trust Company.

         4.3             (V)           Registration Rights Agreement dated as of October 20, 2000, and Deutsche Bank Securities Inc., and Banc of America
                                       Securities LLC.4

         4.4             (Y)           Form of Note for Manugistics Group, Inc.'s 5% Convertible
                                       Subordinated Notes due November 1, 2007.

         4.5             (AA)          Form of Executed Registration Rights Agreement by and among
                                       Manugistics Group, Inc., STG Holdings, Inc., each of the
                                       stockholders of STG Holdings, Inc., and Strathdon
                                       Investments Limited dated as of January 16, 2001.

         10.1            (I)           Employee Incentive Stock Option Plan of the Company, as
                                       amended

         10.2            (I)           Fifth Amended and Restated Stock Option Plan of the Company

         10.3            (A)           Form of Notice of Grant of Option pursuant to the Director
                                       Stock Option

        Number          Notes          Description
        ------          -----          -----------
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

         10.21           (J)           Financing Agreement dated as of September 30, 1996 by and
                                       among the Company and NationsBank, N.A.

         10.22           (J)           Form of Revolving Promissory Note dated September 30, 1996 by the Company in favor of NationsBank, N.A.

        Number          Notes          Description
        ------          -----          -----------
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

         10.29           (O)           Termination of Employment Agreement dated November 18, 1998, between Manugistics, Inc. and David Roth

         10.30           (O)           Termination of Employment Agreement dated January 27, l999, between Manugistics, Inc. and Keith Enstice

         10.31           (O)           Termination of Employment Agreement dated February 10, 1999, between Manugistics, Inc. and Joseph Broderick

         10.32           (P)           Termination of Employment Agreement dated May 26, 1999,
                                       between Manugistics, Inc. and Kenneth S. Thompson

         10.33           (P)           Termination Agreement dated June 16, 1999 by and among
                                       Manugistics, Inc. Boston Properties Limited Partnership and
                                       certain other parties

         10.34           (P)           Letter Agreement dated June 16, 1999, between Manugistics,
                                       Inc. and Himes Associates, Ltd.

         10.35           (Q)           Employment Agreement dated June 3, 1999 between Manugistics,
                                       Inc. and Richard F. Bergmann, as amended

         10.36           (Q)           Employment Agreement dated June 7, 1999 between Manugistics,
                                       Inc. and Terrance A. Austin, as amended

         10.37           (Q)           Employment Agreement dated August 25, 1999 between
                                       Manugistics, Inc. and James J. Jeter, as amended

         10.38           (Q)           Termination of Employment Agreement dated July 23, 1999
                                       between Manugistics, Inc. and Peter Q. Repetti

         10.39           (Q)           Termination of Employment Agreement dated August 25, 1999
                                       between Manugistics, Inc. and Mary Lou Fox

         10.40           (R)           Employment Agreement dated December 6, 1999 between
                                       Manugistics, Inc. and Raghavan Rajaji

        Number          Notes          Description
        ------          -----          -----------
         10.41           (T)           Employment Agreement dated December 6, 1999 between
                                       Manugistics, Inc. and Timothy T. Smith

         10.42           (T)           Employment Agreement dated January 19, 1999 between
                                       Manugistics, Inc. and Daniel Stoks

         10.43(a)        (T)           Stock Option Agreement dated April 27, 1999, between the
                                       Company and Gregory J. Owens

         10.43(b)        (T)           Stock Option Agreement dated December 1, 1999, between the
                                       Company and Gregory J. Owens

         10.43(c)        (T)           Stock Option Agreement dated December 17, 1999, between the
                                       Company and Gregory J. Owens

         10.44(a)        (T)           Stock Option Agreement dated December 6, 1999, between the
                                       Company and Richard F. Bergmann

         10.44(b)        (T)           Stock Option Agreement dated June 16, 1999, between the
                                       Company and Richard F. Bergmann

         10.44(c)        (U)           Stock Option Agreement dated December 16, 1999, between the
                                       Company and Richard F. Bergmann

         10.45           (T)           Stock Option Agreement dated June 7, 1999, between the
                                       Company and Terrence A. Austin

         10.46           (W)           Offer letter dated November 21, 2000, between Manugistics,
                                       Inc. and Dr. Robert Phillips

         10.47           (X)           Employment Agreement dated October 16, 2000, between the
                                       Company and Gregory Cudahy.

         10.48           (W)           Stock Option Agreement dated October 16, 2000, between the
                                       Company and Gregory Cudahy.

         10.49           (W)           Lease Agreement dated December 19, 2000, between the Company and DANAC Corporation.

         10.50                         Employment Agreement dated November 30, 2000, between the
                                       Company and Thomas Ryan.

         10.51                         Amended and Restated Financing Agreement and Form of
                                       Revolving Promissory Note dated December 29, 2000 by the
                                       Company in favor of Bank of America, N.A.

         10.52           (Z)           2000 Non-Qualified Stock Option Plan of the Company

         21                            Subsidiaries of the Company

         23.1                          Independent Auditors' Consent

(A) Incorporated by reference from the exhibits to the Company's registration statement on form S-1 (NO. 333-65312).

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

(T) Incorporated by reference from the exhibits to the Company's annual report on Form 10-K for fiscal year ended February 29, 2000.

(U) Incorporated by reference from the exhibits to the Company's quarterly report on Form 10-Q for the quarter ended May 31, 2000.

(V) Incorporated by reference from the exhibits to the Company's current report on form 8-K/A dated October 11, 2000.

Incorporated by reference from the exhibits to the Company's current report on Form 10-Q for the quarter ended November 30, 2000.

(X) Incorporated by reference to the Company's registration statement Form S-8 filed by the Company on December 22, 2000.

(Y) Incorporated by reference from the exhibits to the Company's registration statement on form S-3/A (NO. 333-53918).

(Z) Incorporated by reference from the exhibits to the Company's registration statement on form S-8 (NO. 333-52630).

(AA)Incorporated by reference from the exhibits to the Company's registration statement on form S-3/A (333-55010).

(i). Confidential treatment previously granted for certain portions of this exhibit.

(b). Reports on Form 8-K

1. On December 7, 2000, we filed a Current Report on Form 8-K reporting our issuance of a press release on December 6, 2000, announcing that Richard F. Bergmann had been named as President of the Company.

2. On December 8, 2000, we filed a Current Report on Form 8-K reporting our issuance of a press release on December 7, 2000. We announced that on November 29, 2000, we filed a lawsuit against VirtualFund.com, Inc., alleging that VirtualFund.com is in anticipatory breach of its obligations under a software license agreement among the Company and VirtualFund.com Inc. and its affiliates.

3. On December 21, 2000, we filed a Current Report on Form 8-K reporting our issuance of our regularly scheduled press release on December 19, 2000, announcing earnings for the three month and nine month periods ended November 30, 2000. In addition, the company announced that the then pending acquisition of Talus Solutions, Inc., was scheduled to close on December 21, 2000.

4. On December 22, 2000, we filed a Current Report on Form 8-K reporting our issuance of a press release on December 22, 2000, reporting the completion of its previously announced acquisition of Talus Solutions, Inc. The Company also announced the appointment of Esther Dyson as a Class I director of the Company and the appointment of Steven A. Denning as a Class II director of the Company.

5. On January 4, 2001, we filed a Current Report on Form 8-K reporting the acquisition (previously reported on December 21, 2000) of the then outstanding capital stock of Talus Solutions, Inc.

6. On January 16, 2001, we filed a Current Report on Form 8-K/A reporting the amendment of the Form 8-K filed on December 22, 2000.

7. On January 18, 2001, we filed a Current Report on Form 8-K filing supplemental information relating to the acquisition of Talus Solutions, Inc.


(c) Exhibits

See the response to Item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 25, 2001.

MANUGISTICS GROUP, INC.
(Registrant)

/s/ Gregory J. Owens
--------------------

Gregory J. Owens
Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 25, 2001.

/s/ Gregory J. Owens
--------------------
Gregory J. Owens
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

/s/ Raghavan Rajaji
-------------------
Raghavan Rajaji
Executive Vice President and
   Chief Financial Officer
(Principal financial officer)

/s/ Jeffrey T. Hudkins
----------------------
Jeffrey T. Hudkins
Vice President, Controller and
  Chief  Accounting Officer
(Principal accounting officer)


/s/ J. Michael Cline                               /s/ Steven A. Denning
--------------------                               ---------------------
J. Michael Cline                                   Steven A. Denning
Director                                           Director


 /s/ Esther Dyson                                  /s/ Lynn C. Fritz
-----------------                                  -----------------
Esther Dyson                                       Lynn C. Fritz
Director                                           Director


/s/ Joseph H. Jacovini                             /s/ William G. Nelson
----------------------                             ---------------------
Joseph H. Jacovini                                 William G. Nelson
Director                                           Director


/s/ Thomas A. Skelton                              /s/ Hau L. Lee
---------------------                              --------------
Thomas A. Skelton                                  Hau L. Lee
Director                                           Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Manugistics Group, Inc.:

We have audited the accompanying consolidated balance sheets of Manugistics Group, Inc. (the Company) and its subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
McLean, VA

March 26, 2001

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                        February 28 or 29
                                                                                    --------------------------
                                                                                      2001             2000
                                                                                      ----             ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $ 196,362        $  41,803
   Marketable securities                                                              103,946            9,744
   Accounts receivable, net of allowance for doubtful accounts of $5,604 and
     $1,875 at February 28, 2001 and February 29, 2000, respectively                   84,211           36,345
   Deferred tax asset                                                                   9,175            2,306
   Other current assets                                                                12,536            8,785
                                                                                    ---------        ---------

         Total current assets                                                         406,230           98,983

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                                19,275           14,157
NONCURRENT ASSETS:
   Software development costs, net of accumulated amortization                         15,709           16,514
   Goodwill, net of accumulated amortization                                          335,651            6,959
   Other intangible assets, net of accumulated amortization                            58,527              358
   Deferred tax asset                                                                      --           12,776
   Other non-current assets                                                            11,869            2,160
                                                                                    ---------        ---------

TOTAL ASSETS                                                                        $ 847,261        $ 151,907
                                                                                    =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                 $   9,923        $   5,792
   Accrued compensation                                                                19,539            8,345
   Line of credit                                                                          --            6,000
   Deferred revenue                                                                    41,729           26,727
   Current portion of restructuring accrual                                             1,003            5,130
   Other current liabilities                                                           33,368           10,158
                                                                                    ---------        ---------

         Total current liabilities                                                    105,562           62,152

NONCURRENT LIABILITIES:
   Long-term debt                                                                     250,133              283
   Deferred tax liabilities                                                            16,062               --
   Other                                                                                2,746               --
   Long-term restructuring accrual                                                      2,437            2,754
                                                                                    ---------        ---------
         Total non-current liabilites                                                 271,378            3,037

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
   Preferred stock                                                                         --               --
   Common stock, $.002 par value per share; 100,000 shares authorized;
     67,518 and 57,342 shares issued and 66,765 and 56,589 shares outstanding at
     February 28, 2001 and February 29, 2000, respectively                                135              115
   Additional paid-in capital                                                         621,824          189,423
   Treasury stock - 753 shares, at cost                                                  (717)            (717)
   Deferred compensation                                                              (19,316)              --
   Accumulated other comprehensive income (loss)                                       (1,324)             100
   Accumulated deficit                                                               (130,281)        (102,203)
                                                                                    ---------        ---------

         Total stockholders' equity                                                   470,321           86,718
                                                                                    ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 847,261        $ 151,907
                                                                                    =========        =========


See accompanying notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                        February 28 or 29
                                                                             2001              2000             1999
                                                                             ----              ----             ----
REVENUE:
Software                                                                   $ 139,316        $  60,421        $  73,802
Services                                                                      73,333           46,516           65,212
Support                                                                       55,315           45,496           38,550
                                                                           ---------        ---------        ---------
Total revenue                                                                267,964          152,433          177,564
                                                                           ---------        ---------        ---------

OPERATING EXPENSES:
Cost of software                                                              19,146           11,811           11,661

Cost of services and support                                                  59,149           43,783           50,076
Non-cash stock compensation expense for services and support                   4,579               --               --
                                                                           ---------        ---------        ---------
Total cost of services and support                                            63,728           43,783           50,076

Sales and marketing                                                          115,610           61,439          103,006
Non-cash stock compensation expense for sales and marketing                    3,262               --               --
                                                                           ---------        ---------        ---------
Total cost of sales and marketing                                            118,872           61,439          103,006

Product development                                                           40,830           29,150           49,389
Non-cash stock compensation expense for product development                    3,694               --               --
                                                                           ---------        ---------        ---------
Total cost of product development                                             44,524           29,150           49,389

General and administrative                                                    22,925           15,837           19,828
Non-cash stock compensation expense for general and administrative             1,266               --               --
                                                                           ---------        ---------        ---------
Total cost of general and administrative                                      24,191           15,837           19,828

Amortization of intangibles                                                   16,204            2,437            2,263
Purchased research and development and acquisition-related expenses            9,724               --            3,095
Restructuring (benefit) expenses                                                  --           (1,506)          33,775
                                                                           ---------        ---------        ---------
Total operating expenses                                                     296,389          162,951          273,093
                                                                           ---------        ---------        ---------

LOSS FROM OPERATIONS                                                         (28,425)         (10,518)         (95,529)
                                                                           ---------        ---------        ---------

OTHER INCOME - NET                                                             2,899            1,389            2,362
                                                                           ---------        ---------        ---------

LOSS BEFORE INCOME TAXES                                                     (25,526)          (9,129)         (93,167)

PROVISION (BENEFIT) FOR INCOME TAXES                                           2,552             (184)           2,945
                                                                           ---------        ---------        ---------

NET LOSS                                                                   $ (28,078)       $  (8,945)       $ (96,112)
                                                                           =========        =========        =========

BASIC AND DILUTED LOSS PER SHARE                                           $   (0.48)       $   (0.16)       $   (1.82)
                                                                           =========        =========        =========


SHARES USED IN BASIC AND DILUTED SHARE COMPUTATION                            58,955           54,972           52,804
                                                                           =========        =========        =========

COMPREHENSIVE LOSS:
Net loss                                                                   $ (28,078)       $  (8,945)       $ (96,112)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments                                        (815)             487             (701)
Unrealized (losses) gains on securities                                         (609)             (33)             114
                                                                           ---------        ---------        ---------
Total other comprehensive income (loss)                                       (1,424)             454             (587)
                                                                           ---------        ---------        ---------

TOTAL COMPREHENSIVE LOSS                                                   $ (29,502)       $  (8,491)       $ (96,699)
                                                                           =========        =========        =========


See accompanying notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                          Common Stock
                                                          ------------


                                                              Par           Paid-in        Treasury         Deferred
                                            Shares           Value          Capital          Stock        Compensation
                                            ------           -----          -------          -----        ------------

BALANCE, FEBRUARY 28, 1998                    52,687             105         171,023             (717)              --
   TYECIN conforming year end
     Adjustments                                  --              --              --               --               --
   Issuance of common stock                      388               1           2,744               --               --
   Exercise of stock options                   1,583               3           4,247               --               --
   Tax benefit of options exercised               --              --           1,928               --               --
   Translation adjustment                         --              --              --               --               --
   Unrealized gain on
     marketable securities                        --              --              --               --               --
   Net loss                                       --              --              --               --               --
                                           ------------------------------------------------------------------------------


BALANCE, FEBRUARY 28, 1999                    54,658             109         179,942             (717)              --
   Issuance of common stock                      248               1           1,419               --               --
   Exercise of stock options                   2,436               5           8,062               --               --
   Translation adjustment                         --              --              --               --               --
   Unrealized loss on marketable
     securities                                   --              --              --               --               --
   Net loss                                       --              --              --               --               --
                                           ------------------------------------------------------------------------------


BALANCE, FEBRUARY 29, 2000                    57,342             115         189,423             (717)              --
   Issuance of common stock                      103              --           1,732               --               --
   Issuance of common stock and
     assumption of stock options and
     warrants -  Talus acquisition             7,026              14         398,506               --               --
   Issuance of common stock -  STG
     acquisition                                 160              --           4,553               --               --
   Exercise of stock options                   2,887               6          18,443               --               --
   Stock option repricing                         --              --          13,805               --          (13,805)
   Stock-based compensation charge                --              --              --               --           12,801
   Deferred stock-based compensation
     related to acquisitions                      --              --          (5,071)              --          (18,312)
   Exercise of warrant                            --              --             433               --               --
   Translation adjustment                         --              --              --               --               --
   Unrealized loss on marketable
     securities                                   --              --              --               --               --
   Net loss                                       --              --              --               --               --
                                           ------------------------------------------------------------------------------

BALANCE, FEBRUARY 28, 2001                    67,518       $     135       $ 621,824        $    (717)       $ (19,316)
                                           ==============================================================================




                                           Accumulated
                                              Other          Accumulated
                                           Comprehensive       Earnings
                                            Income (Loss)      (Deficit)          Total
                                            -------------      ---------          -----

BALANCE, FEBRUARY 28, 1998                          233            3,102          173,746
   TYECIN conforming year end
     Adjustments                                     --             (248)            (248)
   Issuance of common stock                          --               --            2,745
   Exercise of stock options                         --               --            4,250
   Tax benefit of options exercised                  --               --            1,928
   Translation adjustment                          (701)              --             (701)
   Unrealized gain on
     marketable securities                          114               --              114
   Net loss                                          --          (96,112)         (96,112)
                                           ----------------------------------------------


BALANCE, FEBRUARY 28, 1999                         (354)         (93,258)          85,722
   Issuance of common stock                          --               --            1,420
   Exercise of stock options                         --               --            8,067
   Translation adjustment                           487               --              487
   Unrealized loss on marketable
     securities                                     (33)              --              (33)
   Net loss                                          --           (8,945)          (8,945)
                                           ----------------------------------------------


BALANCE, FEBRUARY 29, 2000                          100         (102,203)          86,718
   Issuance of common stock                          --               --            1,732
   Issuance of common stock and
     assumption of stock options and
     warrants -  Talus acquisition                   --               --          398,520
   Issuance of common stock -  STG
     acquisition                                     --               --            4,553
   Exercise of stock options                         --               --           18,449
   Stock option repricing                            --               --               --
   Stock-based compensation charge                   --               --           12,801
   Deferred stock-based compensation
     related to acquisitions                         --               --          (23,383)
   Exercise of warrant                               --               --              433
   Translation adjustment                          (815)              --             (815)
   Unrealized loss on marketable
     securities                                    (609)              --             (609)
   Net loss                                          --          (28,078)         (28,078)
                                           ----------------------------------------------

BALANCE, FEBRUARY 28, 2001                    $  ( 1,324)      $(130,281)       $ 470,321
                                           ==============================================


See accompanying notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                February 28 or 29
                                                                                   -------------------------------------------
                                                                                     2001             2000              1999
                                                                                     ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $ (28,078)       $  (8,945)       $ (96,112)
   Adjustments to reconcile net loss to net cash
     provided by (used in)  operating activities:
   Depreciation and amortization                                                      32,684           21,850           24,321
   Amortization of debt issuance costs                                                   403               --               --
   Restructuring (benefit) expense                                                        --           (1,506)          33,775
   Purchased research and development                                                  9,724               --               --
   Deferred income taxes                                                               1,077             (936)           5,140
   Tax benefit of stock options exercised                                                 --               --            1,928
   Non-cash stock compensation expense                                                12,801               --               --
   Other                                                                                 278              443            1,481
   Changes in assets and liabilities:
         Accounts receivable                                                         (38,825)          12,438            8,597
         Other current assets                                                         (2,812)           2,728           (5,831)
         Other non-current assets                                                        619               22             (287)
         Accounts payable                                                              1,847           (2,350)            (776)
         Accrued compensation                                                          6,096              530           (4,604)
         Other current liabilities                                                    14,788           (2,548)           2,851
         Deferred revenue                                                              9,356            2,017            6,164
         Restructuring accrual                                                        (4,444)         (11,491)          (4,442)
                                                                                   ---------        ---------        ---------

              Net cash provided by (used in) operating activities                     15,514           12,252          (27,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                                 (2,909)              --               --
   Sales of marketable securities                                                     35,850           21,054           59,562
   Purchases of marketable securities                                               (128,244)         (19,286)          (8,827)
   Purchase of property and equipment                                                 (8,623)          (3,242)         (16,402)
   Investments in unconsolidated subsidiaries                                         (1,732)              --               --
   Capitalization and purchases of software                                          (11,670)          (5,764)         (10,850)
   Net change in cash due to conforming year-ends                                         --               --             (450)
                                                                                   ---------        ---------        ---------

         Net cash (used in) provided by investing activities                        (117,328)          (7,238)          23,033

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit (repayments) borrowings                                             (6,000)          (3,500)           9,500
   Proceeds from issuance of convertible debt, net of issuance costs                 242,207               --               --
   Payments on long-term debt                                                           (150)            (939)            (246)
   Proceeds from exercise of stock options and employee
     stock plan purchases                                                             20,181            9,487            7,219
                                                                                   ---------        ---------        ---------

         Net cash provided by financing activities                                   256,238            5,048           16,473
                                                                                   ---------        ---------        ---------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                               135             (110)             249
                                                                                   ---------        ---------        ---------


NET  INCREASE IN CASH AND CASH EQUIVALENTS                                           154,559            9,952           11,960

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        41,803           31,851           19,891
                                                                                   ---------        ---------        ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 196,362        $  41,803        $  31,851
                                                                                   =========        =========        =========


See accompanying notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

        Manugistics Group, Inc. and subsidiaries ("the Company"), is a leading global provider of Enterprise Profit Optimization(TM)(EPO) software and solutions. The Company provides software, strategic consulting, implementation services and software support to clients.

        The Company was incorporated in Delaware in 1986. The Company completed its initial public offering of common stock in 1993 and completed a secondary offering of common stock in 1997.

Basis of Presentation

        The consolidated financial statements include the accounts of Manugistics Group, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified for comparability with the current year's financial statement presentation.

        On December 7, 2000, the Company completed a two-for-one stock split through the issuance of a 100% stock dividend to shareholders of record as of November 20, 2000. The accompanying consolidated financial statements, shares outstanding, weighted average shares, amounts per share and all other references to common stock have been restated to give effect to the stock split.

Use of Estimates

        The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant items subject to such estimates and assumptions include the carrying amount of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, the valuation of financial instruments and potential litigation, claims and settlements (see Note 6).

Cash and Cash Equivalents

        Cash and cash equivalents are comprised principally of amounts in operating accounts, money market investments and other short-term instruments, stated at cost, which approximates market value, with original maturities of three months or less.

Marketable Securities

        The Company's short-term marketable securities are classified as "available-for-sale." These securities are recorded at fair value with unrealized gains and losses reported as a component of stockholders' equity and comprehensive loss. Realized gains and losses on available-for-sale securities are computed using the specific identification method. On February 28, 2001 and February 29, 2000, marketable securities consisted of investments in corporate debt, municipal bonds and other short-term investments which generally mature in one year or less.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade accounts receivable. The Company has policies that limit investments to investment grade securities and the amount of credit exposure to any one issuer. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company does not require collateral or other security to support clients' receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customer base is diversified both by geography and industry and no single customer accounts for more than 10% of consolidated revenue.

Property and Equipment

        Property and equipment is stated at cost. Furniture and fixtures are depreciated on a straight-line basis over three to ten years. Computer equipment and software are depreciated on a straight-line basis over two years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

Capitalized Software

        In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to clients. Software development costs are amortized at the greater of the amount computed using either: (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release; or (b) the ratio that current gross revenue bears to the total current and anticipated future gross revenue. Generally, an economic life of two years is assigned to capitalized software development costs.

Intangibles

        Intangibles include goodwill, customer lists, developed technology and other items. Goodwill, which is equal to the fair value of consideration paid in excess of the fair value of the net assets purchased, has been recorded in conjunction with several of the Company's purchase business combinations and is being amortized on a straight-line basis over five years (see Note 11). Customer lists acquired in conjunction with certain of the Company's purchase business combinations are amortized using the straight-line method over two to seven years. Developed technology and other intangibles are amortized on a straight-line basis over two to five years.

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

Other Non-Current Assets

        Other non-current assets include deferred financing fees of $7.8 million which is being amortized over the life of the related long-term debt.

Fair Values of Financial Instruments

        The carrying values of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short maturities of such instruments. The fair value of the long-term debt was $237.8 million on February 28, 2001.

Foreign Currency Translation and Operations

        Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate in effect on the balance sheet date. The related revenue and expenses are translated using the average exchange rate in effect during the reporting period. Foreign currency translation adjustments are disclosed as a separate component of stockholders' equity and comprehensive loss.

        The Company generates revenue from sales outside the United States which are denominated in foreign currencies, typically the local currency of the selling business unit. There are certain economic, political, technological and regulatory risks associated with operating in foreign countries. Foreign sales and operations may be adversely affected by the imposition of governmental controls, foreign currency exchange rate fluctuations and economic instability.

Revenue Recognition

        The Company recognizes revenue in accordance with the provisions of AICPA Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions," which provide guidance in applying GAAP in recognizing revenue on software transactions, and SEC Staff Accounting Bulletin (SAB) 101, "Revenue Recognition". SOP 97-2 requires that the Company deliver the software, have an executed software license agreement, the license fee be fixed and determinable and collection be deemed probable by management in order to record software license revenue. SOP 97-2 also requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of the relative fair values of the elements.

        Consulting service revenue is recognized when the services are provided, generally on a time and materials basis. When the Company provides services that are considered essential to the functionality of software products sold, or if software sold requires significant production, modification or customization, the Company accounts for the software and services revenue in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." SOP 81-1 requires the use of the percentage-of-completion method of revenue recognition. In these cases, revenue is recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

        Consulting service revenue consists primarily of implementation and training services related to the installation of the Company's products and typically do not include significant customization to or development of the underlying software code. Support revenue is deferred and recognized ratably over the term of the support contract, typically twelve months.

Advertising

        Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $13.2 million, $4.8 million and $7.2 million in fiscal 2001, 2000 and 1999, respectively.

Provision (Benefit) for Income Taxes

        The provision (benefit) for income taxes is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net Loss Per Share

        Basic and diluted loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share excludes common shares from options and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company's convertible subordinated debt, since the impact is anti-dilutive.

Stock-Based Compensation Plans

        The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations using the intrinsic value-based method of accounting. The Company has made the pro-forma net income and earnings per share disclosures in Note 7, calculated as if the Company accounted for its stock-based compensation plan using the fair value-based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

        The Company adopted FASB Interpretation No. 44 ("FIN 44") effective July 1, 2000. In accordance with FIN 44, repriced stock options are accounted for as compensatory options using variable accounting treatment (see Note 7). In addition, deferred compensation is recorded for the intrinsic value of unvested stock options exchanged in a purchase business combination (see Note 11).

New Accounting Pronouncements

        On March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138. SFAS 133 requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard is not expected to have a material impact on the Company's financial statements.

        In December 1999, the SEC issued SAB 101, which provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 on December 1, 2000. SAB 101 did not have an effect on the Company's consolidated financial position or results of operations.


2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                              February 28 or 29
                                           ------------------------
                                             2001            2000
                                             ----            ----

Computer equipment and software            $ 27,312        $ 26,118
Office furniture and equipment               10,986           6,526
Leasehold improvements                        9,107           7,959
                                           --------        --------

         Total                               47,405          40,603
Less:  accumulated depreciation             (28,130)        (26,446)
                                           --------        --------

Total property and equipment               $ 19,275        $ 14,157
                                           ========        ========


3. SOFTWARE DEVELOPMENT COSTS (in thousands)

        The Company capitalizes costs incurred in the development of its software products for commercial availability. Software development costs include certain internal development costs and purchased software license costs for products used in the development of the Company's products. Costs incurred prior to establishing technological feasibility are charged to product development expense as incurred. Software development costs are amortized at the greater of the amount computed using either: (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release; or (b) the ratio that current gross revenue bears to the total current and anticipated future gross revenue. Generally, an economic life of two years is assigned to capitalized software development costs.

        The Company capitalized software development costs of $8,920, $5,435 and $10,075 and recorded related amortization expense of $9,486, $9,006 and $8,704 for fiscal 2001, 2000 and 1999, respectively. The Company capitalized purchased licensed software and internally developed software costs, excluding amounts acquired, of $2,750, $329 and $775 and related amortization of $497, $799 and $885 for fiscal 2001, 2000 and 1999, respectively.

        The total amortization expense amounts for fiscal 2001, 2000 and 1999 include write-offs totaling approximately $428, $366 and $1,432, respectively, of previously capitalized software development costs. These capitalized costs were deemed to exceed their future net realizable value as a result of new technologies developed by the Company and acquired in connection with acquisitions.


4. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangibles consists of the following (in thousands):

                                          February 28 or 29
                                        2001             2000
                                        ----             ----

Goodwill                             $ 354,297        $  12,135
Accumulated amortization               (18,646)          (5,176)
                                     ---------        ---------
Goodwill, net                        $ 335,651        $   6,959
                                     =========        =========

Customer lists                          22,484              214
Developed technology                    25,570              750
Assembled workforce                     11,759               --
Other                                    2,529              567
                                     ---------        ---------
Total                                   62,342            1,531
Accumulated amortization                (3,815)          (1,173)
                                     ---------        ---------

Total intangibles                    $  58,527        $     358
                                     =========        =========


5. LONG-TERM DEBT

        5% Convertible Subordinated Notes. The Company completed a private placement of $250.0 million of 5% convertible subordinated notes (the "Notes") in October and November 2000. The Notes bear interest at 5.0% per annum which is payable semi-annually. The fair market value of the Notes on February 28, 2001 was $237.8 million. The Notes mature in November 2007 and are convertible into approximately 5.7 million shares of the Company's common stock at a conversion price of $44.06, subject to adjustment under certain conditions. At any time on or after November 7, 2003, the Company may redeem the Notes in whole, or from time to time, in part, at the Company's option. Redemption can be made on at least 30 days' notice if the trading price or the Company's common stock for 20 trading days in a period of 30 consecutive days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, will be as follows:

                Redemption Period                           Redemption Price
                -----------------                           ----------------
November 7, 2003 through October 31, 2004                         103%
November 1, 2004 through October 31, 2005                         102%
November 1, 2005 through October 31, 2006                         101%
November 1, 2006 through maturity                                 100%


Line of Credit - The Company has an unsecured revolving credit facility with a commercial bank. The current agreement will expire in September of 2001. Under its terms, the Company may request cash advances, letters of credit or both in an aggregate amount of up to $20.0 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions (acquisition-related borrowings are limited to $7.5 million per acquisition). The facility contains certain financial covenants that the Company believes are typical for a facility of this nature and amount. As of February 28, 2001, the Company did not have any borrowings outstanding under its line of credit.


6. COMMITMENTS AND CONTINGENCIES

        Commitments - The Company leases office space, office equipment and automobiles under operating leases and various computers and other equipment under capital leases. Property acquired through capital leases amounted to $1,261 and $828 at February 28, 2001 and February 29, 2000, respectively, and has been included in computer equipment and software (Note 2). Total accumulated amortization relating to these leases was $950 and $806 as of February 28, 2001 and February 29, 2000, respectively.

        Rent expense for operating leases for fiscal 2001, 2000 and 1999, was approximately $17,158, $9,712 and $16,020, respectively. The future minimum lease payments under these capital and operating leases for each of the succeeding fiscal years beginning March 1, 2001 are as follows (in thousands):

                                                  Capital          Operating
                                                   Leases            Leases
                                                   ------            ------

2002                                              $     182        $  20,654
2003                                                    111           17,657
2004                                                    448           15,833
2005                                                      3           13,498
2006                                                     --           12,390
Thereafter                                               --           50,587
                                                  ---------        ---------

Total minimum lease payments                            744          130,619

Less sublease income                                     (2)          (2,820)
                                                  ---------        ---------

Present value of net minimum lease payments       $     742        $ 127,799
                                                  =========        =========


        The Company has agreed to lease approximately 210,000 square feet for its new headquarters in Rockville, starting in May of 2002. The new leasing agreement is for an initial term of ten years.

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

        The Company has previously reported its legal proceedings with Information Resources, Inc. ("IRI") arising from the acquisition of certain assets. A dispute over revenue streams that IRI alleges it is entitled to is being arbitrated. IRI seeks a total of $15.9 million in damages. The Company contends that the conditions to these amounts becoming due have not been satisfied and that no amounts are due IRI, because, among other reasons, of a failure of consideration in the overall transaction. A related claim concerning the breach of a separate Non-Competition and Non-Solicitation Agreement is proceeding in the Circuit Court of Cook County, Illinois.

        The Company and Manugistics U.K. Limited have been named as defendants in a claim filed by Grocery Logistics Limited in the High Court of Justice, Queen's Bench Division, Technology & Construction Court, No. HT-00-384, filed October 19, 2000. The lawsuit arose from a dispute, which the company had previously announced. The claim seeks damages of an amount between approximately $6.7 million and $10.5 million, plus interest, arising out of a contract for the supply of software, support, maintenance, consulting and training services. The claimant alleges that the implementation of the software was a failure because it did not meet the requirements of the contract. The Company filed an answer in which it denied the allegations. The Company believes that its defense is meritorious. Discovery has commenced and the trial is currently scheduled for January 15, 2002. The Company's insurance carrier has accepted coverage under a reservation of rights.

        On November 29, 2000, the Company filed a lawsuit against VirtualFund.com, Inc., in the United States District Court for the District of Maryland alleging that VirtualFund.com is in anticipatory breach of its obligations under a software license agreement among the Company and Virtual Fund, Inc. and its affiliates. The Company seeks at least $4.5 million in damages. VirtualFund.com has counterclaimed that the contract is invalid and seeks return of $2.5 million in fees and other unspecified damages. The court's scheduling order provides that discovery shall be completed on August 6, 2001.

        In September 2000, one of the Company's clients submitted to us a notice claiming damages relating to a software implementation project. The client has requested a price adjustment in the amount of $3.5 million, but has informally lowered its request to $1.3 million. The client's claim arises from the performance of the Company's subcontractor on the project. The Company believes that the subcontractor has full responsibility for our client's claim and have so notified that company. The Company's insurance carrier has accepted coverage within the terms and conditions of the policy.

7. STOCKHOLDERS' EQUITY

Preferred Stock

        The Company has authorized 9,240,506 shares of $.01 par value preferred stock. As of February 28, 2001, no preferred shares were outstanding.

Common Stock

        The Company has authorized 100,000,000 shares of $.002 par value common stock. No cash dividends on common stock have been declared or paid in any of the fiscal years presented.

Warrants and Customer Stock Issuances

        In connection with the acquisition of Talus Solutions, Inc. ("Talus") (see Note 11), the Company assumed warrants issued to purchase up to 65,000 shares of the Company's voting stock for certain past services rendered by outside consultants and the issuance of certain notes payable. The warrants are all exercisable and have exercise prices ranging from $0.07 to $16.08 and expire between January 2003 and June 2005.

        The terms of certain of these warrants gave the holder the right and option to put the warrants back to the Company for cash for a period of 30 days immediately prior to their expiration at a price equal to the fair market value of the shares of common stock issuable to the holder upon exercise, as defined. The holder exercised these warrants on February 28, 2001.

        Talus issued common stock to a customer at a price below fair value prior to the acquisition date. The fair value of the common stock issued by Talus, net of proceeds received, of $1.9 million will be reflected as a reduction of revenue in future periods.

Net Loss per Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company's convertible subordinated debt. The dilutive effect of options and warrants of 7.6 million, 3.8 million and 2.6 million shares has not been considered in the computation of diluted loss per share in fiscal 2001, 2000 and 1999, respectively, because including these shares would be anti-dilutive due to the Company's reported net loss. The assumed conversion of the Company's convertible debt was excluded from the computation of diluted net loss per share for fiscal 2001 since it was anti-dilutive.

Employee Stock Purchase Plan

        In October 1994, the Company adopted an employee stock purchase plan ("ESPP") that authorizes the Company to sell up to 3,000,000 shares of common stock to employees through voluntary payroll withholdings. The stock price to be paid by employees is equal to 85% or 95% of the lower of the average market price as reported on the National Association of Securities Dealers Automated Quotation System for either the first or last day of each six-month withholding period. Payroll deductions may not exceed the lesser of 10% of a participant's compensation or $25 per year. The number of shares purchased under this plan by employees totaled 103,003 shares, 246,986 shares and 388,026 shares in fiscal 2001, 2000 and 1999, respectively. The weighted average fair value of shares purchased in fiscal 2001, 2000 and 1999 was $40.44, $6.67 and $8.31, respectively.

Stock Options

        Effective September 13, 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan ("2000 Plan") under which non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to 8.0 million new shares of common stock at prices not less than fair market value at the time of grant. Effective July 24, 1998, the Company adopted the 1998 Stock Option Plan ("1998 Plan") under which incentive and non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to
10.5 million new shares of common stock at prices not less than the fair market value at the time of grant. Prior to the adoption of the 1998 Plan, the Company had additional plans under which it granted stock options including the 1994 Employee Stock Option Plan ("1994 Plan"), the 1994 Outside Directors Non-qualified Stock Option Plan ("1994 Director Plan"), the 1994 Executive Incentive Stock Option Plan ("1994 Executive Plan") and the 1996 Employee Incentive Stock Option Plan ("1996 Plan"). No new options will be granted under these additional stock option plans, which will remain in effect with respect to options outstanding under such plans until such options are exercised, terminated or expire. As of February 28, 2001, the Company has cumulatively granted options on 3.5 million shares under the 2000 Plan, 9.8 million shares under the 1998 Plan, 12.3 million shares under the 1994 plan, 763,000 shares under the 1994 Director Plan, 369,332 shares under the 1994 Executive Plan and
3.3 million shares under the 1996 Plan.

        Under the 2000 Plan and the 1998 Plan, the vesting period for new options issued is in accordance with the Incentive and Non-Qualified Stock Option Policy approved by the Compensation Committee of the Board of Directors. Options outstanding under the plans vest over various terms, ranging from immediate vesting to annual vesting over a four-year period from the date of grant. The right to exercise the vested options expires upon the earlier of either ten years (or for options granted prior to 1994, eleven years) from the date of grant or, generally, within thirty days of termination of employment.

        During fiscal 2001 and 2000, the Company granted non-qualified stock options in the amount of 770,000 and 7.3 million shares, respectively, to several of the Company's executive officers and employees. These stock option grants were approved by the Company's Board of Directors and were not granted under any of the above-mentioned stock option plans. These shares vest and become exercisable over periods ranging from immediate vesting to monthly vesting over a period of five years from the date of grant.

        Effective January 29, 1999, the Company completed a stock option repricing program in which options to purchase a total of approximately 3.0 million shares of the Company's common stock were repriced. Under the repricing program, which was approved by the shareholders of the Company, outstanding options (other than those held by executive officers and directors) surrendered for repricing were exchanged for an equivalent number of repriced options. The exercise price of the repriced options is $4.38 per share (the fair market value of the common stock at that date) and the four-year vesting schedule of each option restarted on February 1, 1999. In conjunction with the Company's restructuring, the vesting period for the first two years was accelerated as previously provided for in the plan as approved by the Compensation Committee of the Board of Directors, pursuant to authority granted to it under the related option plans, due to certain earnings milestones being met in fiscal 2001 and 2000.

        Under FASB Interpretation No. 44 ("FIN 44"), which is retroactive to option repricings effected after December 15, 1998, companies are required to treat repriced options as compensatory options accounted for using variable accounting treatment. As a result, the Company will record non-cash stock compensation expense or benefit, over the term of the option, based upon changes in the market price of its common stock over the market price at July 1, 2000. As of February 28, 2001, the Company had approximately 1.2 million repriced options outstanding. During fiscal 2001, the Company recognized $11.1 million in compensation expense related to repriced stock options.

        A summary of the status of the Company's stock option plans and changes during the fiscal years is presented below with share amounts in thousands:

                                                                              February 28 or 29
                                                          2001                       2000                      1999
                                                          ----                       ----                      ----

                                                Options to                 Options to                 Options to
                                                 Purchase      Wtd. Avg.    Purchase      Wtd. Avg.    Purchase      Wtd. Avg.
                                                  Shares       Ex. Price      Shares      Ex. Price     Shares       Ex. Price
                                                  ------       ---------      ------      ---------     ------       ---------
Outstanding at beginning of year                    15,970     $    6.83        8,846     $    5.95        8,842     $    8.39
Options assumed in acquisition                       1,345          7.50
Options granted at market value                      7,835         35.67        9,760          5.92        6,182          7.92
Options granted greater than market value               --           --         2,200         11.68           30         18.87
Exercised                                           (2,887)         6.23       (2,408)         3.34       (1,502)         2.97
Cancelled                                           (1,315)        11.74       (2,428)         7.89       (4,706)        14.40
                                                 ---------                  ---------                  ---------

Outstanding at end of year                          20,948     $   17.49       15,970     $    6.83        8,846     $    5.95
                                                 ---------                  ---------                  ---------

Exercisable at end of year                           4,603     $    8.26        2,852     $    6.23        2,606     $    5.08
                                                 =========     =========    =========     =========    =========     =========

        The weighted average fair value of options granted in fiscal 2001, 2000 and 1999 was $35.16, $6.98 and $7.97 per share, respectively. A summary of the weighted average remaining contractual life and the weighted average exercise price of options outstanding as of February 28, 2001 is presented below with share amounts in thousands:

                                     Weighted Avg.
                      Number           Remaining    Weighted Avg.      Number          Weighted Avg.
   Range of        Outstanding        Contractual     Exercise       Exercisable         Exercise
Exercise Prices    at 2/28/01            Life           Price        at 2/28/01            Price
$0.46 - $3.91         4,151              7.84           $3.82            1,537              $3.68
 3.92 -  4.88         3,918              7.70            4.66            1,232               4.63
 4.95 - 13.20         3,248              8.61            8.49              774               8.57
13.22 - 21.16         3,033              8.61           15.81              839              16.37
21.34 - 40.50         4,001              9.40           34.49              200              26.86
41.31 - 61.03         2,597              9.78           45.73               21              44.16
-------------       --------            ------        --------          -------            -------

$0.46 - $61.03       20,948              8.58          $17.49            4,603              $8.26
==============      ========            ======        ========          =======            =======


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

        Had compensation cost for these plans been recorded, the Company's net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

                                                          February 28 or 29
                                          2001                  2000                   1999
                                          ----                  ----                   ----

Net loss                                $(75,314)             $(24,211)              $(105,188)
Basic and diluted loss per share          $(1.28)               $(0.44)                 $(1.99)

        Fiscal 2001, 2000 and 1999 pro forma amounts include $736, $567 and $964, respectively, related to the purchases under the employee stock purchase plan.

        The fair value of options granted was estimated assuming no dividends and using the following weighted-average assumptions for each of the fiscal years presented:

                                                         OPTIONS                                            ESPP
                                                         -------                                            ----
                                      2001             2000             1999                2001             2000           1999
                                      ----             ----             ----                ----             ----           ----
Risk-free interest  rates             5.95 %           5.63 %       5.15 - 5.52 %            5.97%            4.87%          5.17%
Expected term                       3.26 yrs.        3.83 yrs.           3.09 yrs.          6 mos.           6 mos.         6 mos.
Volatility                            .7690            .7216           .6051-.6800           .7531            .7000         0.6259


8. RETIREMENT PLANS (in thousands)

        The Company has two defined contribution retirement savings plans (one in the U.S. and another in the U.K.) under the terms of which the Company matches a percentage of the employees' qualified contributions. New employees are eligible to participate in the plans upon completing one month of service. The Company's contribution to the plans totaled $1,774, $1,595 and $1,669, for fiscal 2001, 2000 and 1999, respectively.


9. INCOME TAXES

Income Tax Provision. The components of the income tax provision (benefit) are as follows (in thousands):

                                                           February 28 or 29
                                                  2001            2000           1999
                                                  ----            ----           ----
Current:
     Federal                                     $   257        $    69        $(2,392)
     State                                           286              9           (231)
     Foreign                                       1,165            674            428
                                                 -------        -------        -------
     Total current                               $ 1,708        $   752        $(2,195)
                                                 =======        =======        =======

Deferred:
     Federal                                     $ 2,889           (936)         3,976
     State                                           387             --             --
     Foreign                                      (2,432)            --          1,164
                                                 -------        -------        -------
Total deferred                                   $   844        $  (936)       $ 5,140
                                                 =======        =======        =======

Total provision (benefit) for income taxes       $ 2,552        $  (184)       $ 2,945
                                                 =======        =======        =======


        Net income tax benefits of $1,928 related to the exercise of stock options were allocated to additional paid-in-capital in 1999.

        Loss before income taxes includes losses from foreign operations of approximately $20.1 million, $20.6 million and $29.4 million in fiscal 2001, 2000 and 1999, respectively.

Deferred Income Taxes The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                        February 28 or 29
                                                      2001             2000
                                                      ----             ----
Deferred Tax Assets:
        Bad debt reserve/sales returns             $   1,766        $     594
        Accrued expenses                               5,458            2,508
        Operating loss carryforwards:
             Domestic                                 58,435           24,505
             Foreign                                  21,485           13,928
        Restructuring charges                          3,160            5,166
        Tax credit carryforwards                       4,706            2,592
        Stock-based transactions                       4,533               --
        Depreciation and amortization                 18,912           22,261
        Other temporary differences                    1,385              314
                                                   ---------        ---------

Deferred tax assets                                  119,840           71,868

   Less:  valuation allowance                        (97,643)         (52,933)
                                                   ---------        ---------

Total deferred tax assets                             22,197           18,935

Deferred tax liabilities:
        Software development costs                    (4,805)          (2,743)
        Deferred revenue                                  --           (1,036)
        Accrued commissions                               --              (74)
        Acquired intangibles                         (22,203)              --
        Stock-based transactions                        (754)              --
        Other                                         (1,322)              --
                                                   ---------        ---------

   Total deferred tax liabilities                    (29,084)          (3,853)
                                                   ---------        ---------

Net deferred tax assets/(liabilities)              $  (6,887)       $  15,082
                                                   =========        =========


        Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company's historic taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that operating income will more likely than not be insufficient to cover all of the deferred tax assets.

        Deferred tax assets of approximately $31.9 million pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income tax payable stemming from the utilization of these losses. When realized, the tax benefits of these credits and losses will be accounted for as a credit to stockholders equity rather than as a reduction of the income tax provision.

        Changes in the valuation allowance during fiscal 2001 are as follows (in thousands):

Balance, February 29, 2000                        $ 52,933
Stock option exercises                              22,606
NOLS - Talus and STG acquisitions                   16,532
Stock-based compensation                             4,360
Other                                                1,212
                                                  --------

Balance                                           $ 97,643
                                                  ========


        At February 28, 2001, the Company had a total of approximately $148.0 million of U.S. federal and $63.0 million of foreign net operating losses available to offset future taxable income in those respective taxing jurisdictions. The federal net operating losses expire during the fiscal years 2011 to 2021. Approximately

$27.8 million of the foreign net operating losses expire during the calendar years 2001 to 2011, while the remaining foreign net operating losses are available in perpetuity. The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside of the United States. Accordingly, no United States income tax on these earnings has been provided.

        The Company also has $3.2 million of research and development tax credit carryforwards which expire between 2011 and 2021 and $1.3 million of foreign tax credit carryforwards which expire between 2002 and 2006.

Statutory Rate Reconciliation. The difference between the reported amount of income tax expense (benefit) and the amount of income tax expense that would result from applying statutory U.S. federal tax rate of 35% is summarized as follows (in thousands):

                                                                               February 28 or 29
                                                                     2001            2000           1999
                                                                     ----            ----           ----
(Benefit) for income taxes computed at statutory rate             $ (8,934)       $ (3,193)       $(32,608)

Increase (reduction) in taxes resulting from:
     State and foreign taxes, net of federal benefit                 1,482            (388)            (45)
     Net change in valuation allowance                               4,888           3,256          36,812
     Goodwill amortization                                           3,989              --              --
     Purchased research and development                              3,403              --              --
     Meals, entertainment and other non-deductible expenses         (2,195)            545              --
     Tax-exempt income                                                 (28)            (85)           (417)
     Other                                                             (53)           (319)           (797)
                                                                  --------        --------        --------

Provision (benefit) for income taxes                              $  2,552        $   (184)       $  2,945
                                                                  ========        ========        ========


10. OTHER INCOME

Other Income - Other income consists of the following (in thousands):

                                           February 28 or 29
                                  2001            2000           1999
                                  ----            ----           ----

Interest income                 $ 7,832        $ 1,989        $ 3,294
Interest expense                 (4,458)          (104)          (225)
Other                              (475)          (496)          (707)
                                -------        -------        -------

Total other income              $ 2,899        $ 1,389        $ 2,362
                                =======        =======        =======


11. ACQUISITIONS

Fiscal 2001 Business Combinations

Talus Solutions, Inc.

General

        On December 21, 2000, the Company acquired Talus, a leading provider of pricing and revenue optimization software products and services. The Talus acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The results of operations for Talus have been included in the Company's financial statements since the acquisition date. The fair value of identifiable intangible assets was determined by a valuation using a combination of methods, including an income approach for developed technology and customer lists and a cost approach for assembled workforce. Identifiable intangible assets are being amortized over their estimated useful lives of 2 years for assembled workforce, 4 years for developed technology and 7 years for customer lists. Goodwill is amortized over 5 years.

Determination and Allocation of Purchase Price

        The purchase price of approximately $402.0 million consisted of the issuance of approximately 7.0 million shares of the Company's common stock with a fair value of approximately $340.0 million, the assumption of stock options and warrants with a fair value of approximately $58.5 million and acquisition-related costs of $3.5 million, consisting primarily of investment banking and legal fees. The value of the common stock issued in the transaction was based on the Company's average stock price for a few days before and after September 21, 2000, the date the terms of the acquisition were agreed to and publicly announced. The value of the stock options and warrants assumed in the transaction was determined by using the Black-Scholes method of option valuation.

        There were several in-process research and development projects at the time of the Talus acquisition. The efforts required to complete acquired in-process research and development include planning, designing, testing and other activities necessary to establish that the product or enhancement to existing products can be produced to meet desired functionality and technical performance requirements.

        The value of the purchased in-process research and development was computed using discount rates ranging from 30% to 40% on the anticipated income stream of the related product revenue. The discounted cash flows was based on management's forecast of future revenue, costs of revenue and operating expenses related to the products and technologies purchased from Talus. The determined value was then adjusted to reflect only the value creation efforts of Talus prior to the close of the acquisition. At the time of the acquisition, the products and enhancements were 12.5% to 37.5% complete. The resulting value of purchased in-process research and development was further reduced by the estimated value of core technology. The purchased research and development charge was expensed in the period the transaction was consummated.

        The Company recorded a reduction of stockholders' equity of approximately $22.8 million for the intrinsic value of unvested stock options ("Deferred Compensation") assumed in the transaction as required by FIN 44. Deferred Compensation is being amortized by charges to operations over the vesting period of the options. Non-cash stock-based compensation associated with the Talus acquisition was approximately $1.2 million in fiscal year 2001.

        The following is a summary of the allocation of the purchase price in the Talus acquisition (in thousands):

Identifiable intangible assets:
Developed technology                             $     22,000
Customer lists                                         19,200
Assembled workforce                                    10,400
Purchased research and development                      8,600
Deferred compensation                                  22,790
Net assets acquired                                     2,760
Deferred taxes                                       (18,286)
Transaction costs                                     (3,500)
Severance costs and office closure                    (2,730)
Goodwill                                              340,786
                                                 ------------
         Total                                   $    402,020
                                                 ============


        Senior management of the Company expects to finalize its plan to integrate all Talus business functions, vendor relationships and office locations with existing Company operations no later than May 31, 2001. The Company has eliminated 28 positions in the integration plan, primarily affecting former senior management of Talus and certain administrative functions such as legal, human resources, marketing and finance. The Company also plans to vacate the Talus leased office space in the United Kingdom (UK) later in fiscal year 2002 and also expects to terminate some existing vendor contracts as a result. The remaining lease obligation associated with the UK office closure has been reflected in the purchase price allocation. The following table provides a rollforward of liabilities as a result of the integration plan (in thousands):

                                          INITIAL
                                       PURCHASE PRICE
          TYPE OF COST                   ALLOCATION      PAYMENTS  FEBRUARY 28, 2001
Severance and related benefits             $ 1,268       $   355       $   913
Lease obligations - UK office
closure                                      1,391            --         1,391
Contract terminations and relocation            71             5            66
                                           -------       -------       -------
     Total                                 $ 2,730       $   360       $ 2,370
                                           =======       =======       =======

        The following unaudited pro forma summary presents the Company's consolidated results of operations for the years ended February 28, 2001 and February 29, 2000 as if the Talus acquisition had been consummated on March 1, 1999. The pro forma consolidated results of operations include certain pro forma adjustments including amortization of intangibles, amortization of deferred compensation and the elimination of the charge for purchased research and development and transaction costs incurred by Talus prior to the consummation of the acquisition. The pro forma consolidated results of operations do not reflect any cost savings associated with the integration plan noted above.

                         PRO FORMA FINANCIAL INFORMATION

        Pro forma results for the years ended February 28 or 29 are as follows (in thousands, except per share data):

                                               2001              2000
                                               ----              ----
Revenue                                    $  297,073        $  190,283
Net loss                                     (114,600)         (112,033)
Net loss per basic and diluted share            (1.77)            (1.81)

        The pro forma results are not necessarily indicative of those that would have actually occurred had the Talus acquisition taken place at the beginning of the periods presented.

STG Holdings, Inc.

        On January 16, 2001, the Company acquired STG Holdings, Inc. ("STG"), a leading developer of advanced planning, scheduling and simulation software for single factory and multi-factory enterprises. The STG acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The results of operations of STG have been included in the Company's financial statements since the acquisition date.

        The initial purchase price of approximately $6.9 million consisted of common stock of approximately $4.5 million, cash of approximately $1.5 million and transaction costs of approximately $0.9 million. Approximately $6.7 million of the purchase price was allocated to identifiable intangible assets and approximately $1.1 million to purchased research and development charge was expensed in the period the transaction was consummated. The Company does not expect to incur significant costs associated with elimination of redundant positions or office consolidations.

        The Company may be required to make additional contingent payments of up to $27.9 million if certain revenue-based performance criteria are met during the 21-month period ended October 31, 2002. The additional contingent payments, if any, would be payable in cash or shares of the Company's common stock. Additional Consideration paid, if any, would be recorded as goodwill and amortized over the life of the asset.

Fiscal 1999 Business Combination

TYECIN Systems, Inc.

        On June 1, 1998, the Company acquired TYECIN Systems, Inc. ("TYECIN") and accounted for this transaction as a pooling of interests. Under the terms of the merger agreement, the Company issued approximately 666,000 shares of common stock to the stockholders of TYECIN and assumed outstanding TYECIN stock options, which converted into approximately 50,000 options to purchase the Company's common stock. During fiscal year

1999, the Company recorded a non-recurring charge of approximately $3.1 million for certain expenses related to this transaction, including accounting and legal fees and severance costs.


12. RESTRUCTURING OF OPERATIONS

        During fiscal 1999, the Company announced and implemented a restructuring plan intended to reduce costs and improve profitability. The restructuring plan was required due to poor financial performance throughout fiscal 1999 that resulted from a variety of factors. As a result of the restructuring, the Company recorded charges of $33.8 million in fiscal 1999. The components of the charge are as follows (in thousands):

Severance and related benefits                                    $4,094
Lease obligations and terminations                                20,200
Write-down of property, equipment and leasehold improvements       6,418
Write-down capitalized software development costs                  1,343
Write-down goodwill                                                1,354
Other                                                                366
                                                                 -------

Total restructuring charge                                       $33,775
                                                                 =======

        During fiscal 2000, the previously reported restructuring charge was reduced by $1.5 million due to changes in estimates related to better than expected success in subleasing abandoned and excess office space offset by higher than expected severance costs.

        The following table depicts the restructuring activity through February 28, 2001 (in thousands):

                                                        FY              FY            Balance                      Balance
                                      Initial          1999            2000         February 29,  Utilization    February 28,
                                       Charge        Activity        Activity          2000         of Cash          2001
                                      --------       --------        --------       ------------  -----------    ------------

Severance costs                       $  4,094       $ (2,942)       $   (232)       $    920       $   (920)       $     --
Lease obligation costs                  20,200         (1,286)        (11,950)          6,964         (3,524)          3,440
Impairment of Long-lived assets          9,115         (7,406)         (1,709)             --             --              --
Other                                      366           (214)           (152)             --             --              --
                                      --------       --------        --------        --------       --------        --------

Total                                 $ 33,775       $(11,848)       $(14,043)       $  7,884       $ (4,444)       $  3,440
                                      ========       ========        ========        ========       ========        ========


13. SEGMENT INFORMATION

        The Company and its subsidiaries are principally engaged in the design, development, marketing, licensing and support and implementation of an integrated suite of supply chain planning and pricing and revenue optimization software products. Substantially all revenue results from the licensing of the Company's software products and related consulting and support services. The Company's chief operating decision maker reviews financial information, presented on a consolidated basis, accompanied by desegregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.

        Revenue is attributable to geographic regions based on the location of the Company's customers. The following table presents total revenue and total long-lived assets by geographic region for fiscal 2001, 2000 and 1999:

                                                          February 28 or 29
                                          2001                  2000                   1999
                                          ----                  ----                   ----
                                                           (in thousands)
Revenue:
     United States                     $   185,615            $   91,344            $   117,419
     Europe                                 49,856                41,271                 48,358
     Asia/Pacific                           13,698                14,901                  7,995
     Other                                  18,795                 4,917                  3,792
                                       -----------            ----------            -----------

                                       $   267,964            $  152,433            $   177,564
                                       ===========            ==========            ===========
Long-lived Assets:
     United States                     $   418,604            $   34,996
     Europe                                 12,683                 4,197
     Asia/Pacific                            2,214                 2,092
     Other                                   7,530                11,639
                                       -----------            ----------

                                       $   441,031            $   52,924
                                       ===========            ==========

        No single customer accounted for 10% or more of the Company's revenue in fiscal 2001, 2000 or 1999.

14. SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest amounted to approximately $460, $104 and $227 in fiscal 2001, 2000 and 1999, respectively. Cash paid for income taxes amounted to approximately $1,939, $96 and $1,400, in fiscal 2001, 2000 and 1999, respectively.

        Supplemental information of non-cash investing and financing activities is as follows:

        In connection with the acquisition of Talus in fiscal 2001, we issued common stock with a fair value of approximately $340.0 million and assumed stock options and warrants with a fair value of approximately $58.5 million. In connection with the acquisition of STG, we issued common stock valued at approximately $4.5 million.

        In fiscal 2001, a warrant for the purchase of 13,987 shares was exercised by the holder electing to surrender 31 shares.

        Net income tax benefits of $1,928 related to the exercise of stock options were allocated to additional paid-in-capital in 1999.


15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly consolidated financial information for fiscal 2001 and 2000 follows:

                                                   1st Quarter       2nd Quarter         3rd Quarter        4th Quarter
                                                   -----------       -----------         -----------        -----------
2001                                                             (in thousands, except per share data)
----
Total revenue                                       $ 50,519           $ 58,150            $ 69,996           $ 89,299
Operating (loss) income                              (2,167)           (19,419)              11,307           (18,146)
Net (loss) income                                    (1,151)           (19,684)               9,423           (16,666)
Basic (loss) income per share                       $ (0.02)           $ (0.34)              $ 0.16           $ (0.26)
Shares used in basic share computation                56,866             57,298              57,969             64,420
Dilutive (loss) income per share                    $ (0.02)           $ (0.34)              $ 0.14           $ (0.26)
Shares used in diluted share computation              56,866             57,298              66,224             64,420

2000
----
Total revenue                                       $ 39,193           $ 33,795            $ 35,794           $ 43,651
Operating loss                                         (138)            (4,455)             (5,150)              (775)
Net income (loss)                                        389            (3,435)             (4,805)            (1,094)
Basic income (loss) per share                         $ 0.01           $ (0.06)            $ (0.09)           $ (0.02)
Shares used in basic share computation                54,022             54,582              55,180             56,102
Dilutive income (loss) per share                      $ 0.01           $ (0.06)            $ (0.09)           $ (0.02)
Shares used in diluted share computation              54,558             54,582              55,180             56,102

Included in the second, third and fourth quarters of fiscal 2001 are non-cash stock compensation charges (benefits) related to the repricing of stock options and the amortization of unvested stock options assumed in the acquisition of Talus (see Note 7). Included in the fourth quarter of fiscal 2001 are non-recurring charges for purchased research and development related to the acquisition of Talus and STG (see Note 11).

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Stockholders of Manugistics Group, Inc.:

        We have audited the consolidated financial statements of Manugistics Group, Inc. (the Company) and its subsidiaries as of February 28, 2001 and February 29, 2000, and for each of the three years in the period ended February 28, 2001, and have issued our report thereon dated March 26, 2001; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Manugistics Group, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ DELOITTE & TOUCHE LLP
McLean, VA

March 26, 2001

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)

                                           Balance at         Charged to                         Charged to        Balance at
                                           Beginning          Costs and                            Other             End
                                           of Period           Expenses        Write-offs       Accounts (1)       of Period
                                          ------------       ------------     ------------     --------------    -------------
Allowance for doubtful accounts
and sales returns
Year ended February 28,2001                  1,875               7,448           (4,740)            1,021            5,604
Year ended February 29,2000                  6,299               1,251           (5,675)               --            1,875
Year ended February 28,1999                  2,099               6,940           (2,740)               --            6,299



(1)     Allowance for doubtful accounts assumed in acquisitions.