Form 10-Q
period 2001-05-31
MANUGISTICS GROUP INC
filed 2001-07-16
CIK 908440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-22154

MANUGISTICS GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1469385 (I.R.S. Employer Identification Number)

2115 East Jefferson Street, Rockville, Maryland 20852
(Address of principal executive office) (Zip code)
(301) 984-5000
(Registrant’s telephone number, including area code)

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

Yes X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67.7 million shares of common stock, $.002 par value, as of July 10, 2001.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31, 2001	February 28, 2001

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$210,349	$196,362

Marketable securities	52,241	103,946

Accounts receivable, net of allowance for doubtful accounts of $8,565 and $5,604 at May 31, 2001 and February 28, 2001, respectively	89,981	84,211

Deferred tax assets	8,929	9,175

Other current assets	12,232	12,536

Total current assets	373,732	406,230

NONCURRENT ASSETS:

Property and equipment, net of accumulated depreciation	20,192	19,275

Software development costs, net of accumulated amortization	15,095	15,709

Goodwill, net of accumulated amortization	317,356	335,651

Other intangible assets and noncurrent assets, net of accumulated amortization	99,148	70,396

TOTAL ASSETS	$825,523	$847,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$7,061	$9,923

Accrued compensation	14,140	19,539

Other accrued liabilities	28,665	34,371

Deferred revenue	47,028	41,729

Total current liabilities	96,894	105,562

NONCURRENT LIABILITES:

Long-term debt	250,337	250,133

Deferred tax liabilities	14,239	16,062

Other	3,429	5,183

Total noncurrent liabilities	268,005	271,378

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

STOCKHOLDERS’ EQUITY:

Preferred stock	—	—

Common stock, $.002 par value per share; 100,000 shares authorized; 68,355 and 67,518 issued, and 67,602 and 66,765 outstanding at May 31, 2001 and February 28, 2001, respectively	136	135

Additional paid-in capital	636,077	621,824

Treasury stock, 753 shares, at cost	(717)	(717)

Deferred compensation	(17,999)	(19,316)

Accumulated other comprehensive loss	(3,166)	(1,324)

Accumulated deficit	(153,707)	(130,281)

	460,624	470,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$825,523	$847,261

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended May 31,

	2001	2000

REVENUE:

Software	$45,056	$25,973

Services	27,533	11,968

Support	17,221	12,578

Total revenue	89,810	50,519

OPERATING EXPENSES:

Cost of software	5,135	4,785

Cost of services and support	23,340	11,538

Non-cash stock compensation expense for cost of services and support	1,729	—

	25,069	11,538

Sales and marketing	33,999	22,977

Non-cash stock compensation expense for sales and marketing	2,512	—

	36,511	22,977

Product development	16,435	7,770

Non-cash stock compensation expense for product development	1,186	—

	17,621	7,770

General and administrative	7,798	5,004

Non-cash stock compensation expense for general and administrative	480	—

	8,278	5,004

Amortization of intangibles	21,508	612

Total operating expenses	114,122	52,686

LOSS FROM OPERATIONS	(24,312)	(2,167)

OTHER INCOME, NET	682	283

LOSS BEFORE INCOME TAXES	(23,630)	(1,884)

BENEFIT FROM INCOME TAXES	(204)	(733)

NET LOSS	$(23,426)	$(1,151)

NET LOSS PER SHARE:

BASIC	$(0.35)	$(0.02)

DILUTED	$(0.35)	$(0.02)

SHARES USED IN LOSS PER SHARE CALCULATION:

BASIC	67,041	56,866

DILUTED	67,041	56,866

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended May 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(23,426)	$(1,151)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	26,705	5,104

Amortization of debt issuance costs	283	—

Deferred income taxes	(2,051)	(833)

Non-cash stock compensation expense	5,907	—

Other	(1,229)	160

Changes in assets and liabilities:

Accounts receivable	(3,946)	(9,511)

Other assets	387	2,357

Accounts payable	(3,134)	(576)

Accrued compensation	(5,493)	(1,882)

Other liabilities	(6,254)	1,134

Deferred revenue	5,137	181

Net cash used in operating activities	(7,114)	(5,017)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions and investments in businesses, net of cash acquired	(31,106)	(1,000)

Sales and purchases of marketable securities, net	53,013	1,110

Purchases of property and equipment	(2,335)	(1,681)

Capitalization and purchases of software	(2,838)	(2,608)

Net cash provided by (used in) investing activities	16,734	(4,179)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of long-term debt and capital lease obligations	(68)	(48)

Payments of debt issuance costs – convertible debt	(163)	—

Proceeds from exercise of stock options and employee stock plan purchases	4,435	1,586

Net cash provided by financing activities	4,204	1,538

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	163	169

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,987	(7,489)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	196,362	41,803

CASH AND CASH EQUIVALENTS, END OF PERIOD	$210,349	$34,314

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2001

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Manugistics Group, Inc. (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim reporting and in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the period presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 2002.

      These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 2001 included in the Annual Report on Form 10-K of the Company for that year filed with the Securities and Exchange Commission.

2.    Net Loss Per Share

      Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company’s convertible subordinated debt. The dilutive effect of options and warrants of 6.5 million shares and 6.4 million shares were excluded from the calculation of diluted net loss per share for the three month periods ended May 31, 2001 and May 31, 2000, respectively, as including them would have been anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net income (loss) per share for the three months ended May 31, 2001 since it was anti-dilutive. The Company’s convertible debt may be exchanged for up to approximately 5.7 million shares of the Company’s common stock in future periods.

3.    Commitments and Contingencies

      The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of any pending disputes or litigation will have a material effect on the Company’s financial condition or operating results. However, an unfavorable outcome of legal matters could have a material effect on the Company’s business, operating results, financial condition or cash flows. The Company has established accruals related to legal matters where a loss is probable and reasonably estimable.

      The Company has previously reported its legal proceedings with Information Resources, Inc. (“IRI”) arising from the acquisition of certain assets in March 1997. A dispute over revenue streams that IRI alleges it is entitled to is being arbitrated. IRI seeks a total of $15.9 million in damages. The Company contends that the conditions to these amounts becoming due have not been satisfied and that no amounts are due IRI, because, among other reasons, of a failure of consideration in the overall transaction. Arbitration of this matter is scheduled to commence in early November. A related claim concerning the breach of a separate Non-Competition and Non-Solicitation Agreement filed in the Circuit Court of Cook County, Illinois is awaiting resolution of the abitration.

      As previously reported, on November 29, 2000, the Company filed a lawsuit against VirtualFund.com, Inc., in the United States District Court for the District of Maryland alleging that VirtualFund.com, Inc. is in anticipatory breach of its obligations under a software license agreement among the Company and VirtualFund, Inc. and its affiliates. The Company sought at least $4.5 million in damages. VirtualFund.com, Inc. counterclaimed that the contract is invalid and sought return of $2.5 million in fees and other unspecified damages. In July 2001, the Company and VirtualFund.com, Inc. settled all claims. The settlement of these claims will not have a material impact on the Company’s results of operations.

4.    Comprehensive Loss

      Other comprehensive loss relates primarily to foreign currency translation losses and unrealized losses on investments in marketable securities. The following table sets forth the comprehensive loss for the three month periods ended May 31, 2001 and 2000 (dollar amounts in thousands):

	Three Months Ended May, 31

	2001	2000

Net loss	$(23,426)	$(1,151)

Other comprehensive loss	(1,842)	(233)

Total comprehensive loss	$(25,268)	$(1,384)

5.    Acquisitions and Investments in Businesses

      On May 17, 2001, the Company acquired One Release, LLC and its affiliates (the “One Release Acquisition”), a software engineering services and systems business, for $4.3 million of common stock (135,793 shares). The Company may also pay up to an additional $1.0 million in contingent consideration if certain performance criteria are attained during the first year after the acquisition date. The One Release Acquisition was accounted for using the purchase method of accounting. The results of operations for One Release have been included in the Company’s operations since the acquisition date. The Company allocated approximately $4.6 million of the purchase price to assembled workforce, which is included in other intangible assets and noncurrent assets in the condensed consolidated balance sheet as of May 31, 2001.

      On May 30, 2001, the Company purchased preferred stock of Converge, Inc. (“Converge Investment”). Converge, Inc. is a private marketplace exchange for components used by electronics and high technology manufacturers whose founding investors include Hewlett-Packard Company, Compaq Computer Corporation and Agilent Technologies, Inc., among others. The Converge Investment is included in other intangible assets and noncurrent assets in the condensed consolidated balance sheet as of May 31, 2001 and will be accounted for under the cost method of accounting for investments. In a transaction approximately two weeks prior, the Company entered into a software license agreement with Converge, Inc. for various products for use in its marketplace exchange business.

      On May 31, 2001, the Company acquired the collaborative sourcing and design assets of Partminer CSD, Inc. , as well as related assets from its parent, Partminer, Inc. and its affiliates ( the “CSD Acquisition”) for cash. Partminer CSD, Inc. is a developer of product design and sourcing software. The CSD Acquisition included developed technology, existing customer contracts, personnel and other intangible assets. The CSD Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date and is subject to adjustment. Total intangible assets related to the CSD Acquisition are included in other intangible assets and noncurrent assets in the condensed consolidated balance sheet as of May 31, 2001. Contemporaneously, in another transaction, the Company entered into a software license agreement with Partminer, Inc. for various products for use in its electronic components procurement and sourcing business.

      Total aggregate cash consideration paid for the CSD acquisition and Converge Investment was $30.1 million.

6.    New Accounting Pronouncements

      On March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and 138. SFAS 133 requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard had no impact on the Company’s financial statements.

7.    Subsequent Events

      SpaceWorks Transaction

      In June 2001, the Company reached an agreement to acquire certain intellectual property of SpaceWorks Inc., (“SpaceWorks Transaction”), a provider of order management software. On June 13, 2001, in connection with the SpaceWorks Transaction, the Company and SpaceWorks entered into an agreement pursuant to which SpaceWorks appointed the Company as a reseller of its products and authorized the Company to continue development of the SpaceWorks’ technology. On June 15, 2001, SpaceWorks filed a voluntary petition in bankruptcy under Chapter 11 of the Bankruptcy Code. On June 20, 2001, the Company and SpaceWorks entered into an Asset Purchase Agreement pursuant to which the Company would acquire certain intellectual property and other assets of SpaceWorks for cash, which is subject to the bankruptcy approval process and certain other conditions.

      The Company will account for the SpaceWorks Transaction as a purchase of developed technology, if consummated. The Company expects the SpaceWorks Transaction to be consummated on or before August 31, 2001, subject to the conditions mentioned above.

      Product Development Consolidation

      During June 2001, the Company decided to centralize certain of its product development functions in Rockville, MD from two remote offices. This will result in the closure of one office and reduction of space occupied in another office, as well as the relocation or termination of approximately 60 employees. The Company expects to record a charge to operations of approximately $2.5 million to $3.0 million during the three months ended August 31, 2001 as a result of the product development consolidation. The charge will consist of remaining lease obligations, severance and related benefits, employee relocation costs incurred on or prior to August 31, 2001 and long-lived asset impairments. The Company may incur additional employee relocation costs subsequent to August 31, 2001, which would result in a charge to operations during periods after August 31, 2001.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview:

      We are a leading global provider of Enterprise Profit Optimization™ (EPO) solutions, which we believe is a new and important category of solutions for enterprise management. We are also a leading provider of solutions for supply chain management (SCM), pricing and revenue optimization (PRO) and electronic marketplaces (eMarketplaces). Our solutions help companies lower operating costs, increase revenues, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in both how goods and services are brought to market (supply chain management) and how they are sold (pricing and revenue optimization). EPO solutions provide additional benefits by combining the proven cost-reduction power of supply chain management solutions and the revenue-enhancing capacity of pricing and revenue optimization solutions.

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

Results of Operations:

      The following table includes the consolidated statements of operations data for the three months ended May 31, 2001 and 2000 expressed as a percentage of revenue:

	Three Months Ended May 31,

	2001	2000

REVENUE:

Software	50.2%	51.4%

Services	30.6%	23.7%

Support	19.2%	24.9%

Total revenue	100.0%	100.0%

OPERATING EXPENSES:

Cost of software	5.7%	9.5%

Cost of services and support	26.0%	22.8%

Sales and marketing	37.9%	45.5%

Product development	18.3%	15.4%

General and administrative	8.7%	9.9%

Amortization of intangibles	23.9%	1.2%

Non-cash stock compensation expense	6.6%	—

Total operating expenses	127.1%	104.3%

Loss from operations	(27.1)%	(4.3%)

Other income, net	0.8%	0.6%

Loss before income taxes	(26.3%)	(3.7%)

Benefit from income taxes	(0.2)%	(1.4%)

Net loss	(26.1)%	(2.3%)

      The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated, exclusive of non-cash stock compensation expense as follows (in thousands):

Cost of services and support	$1,729

Sales and marketing	2,512

Product development	1,186

General and administrative	480

$5,907

See “Non-Cash Stock Compensation Expense” for further detail.

Revenue:

      General. Our revenue is derived from three categories: software, services and support. Software revenue is generally recognized upon execution of a software license agreement and shipment of the software, provided the fees are fixed and determinable and collection is considered probable in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition", as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain

Transactions,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition”. Fees are allocated to the various elements of software license agreements based on historical fair value experience. We generate the majority of our software revenue from our direct sales force with lesser amounts coming through indirect sales channels such as complementary software vendors, consulting firms, systems integrators and resellers. Services revenue is recognized as the services are performed. Support revenue is recognized ratably over the support period defined in the software license agreement.

      When we provide services that are considered essential to the functionality of software products sold or if software sold requires significant production, modification or customization, we account for the software and services revenue in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”, which requires us to use the percentage-of-completion method of revenue recognition. Revenue is recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

      Total revenue increased 77.8% during the three months ended May 31, 2001 compared to the same period in 2000. The increase resulted primarily from increased demand and market acceptance for our products and services, increased selling activities resulting from a larger and more effective sales force, increased average selling price (“ASP”) for our software and the acquisitions of Talus Solutions, Inc. (“Talus”) and STG Holdings, Inc. (“STG”). No single customer accounted for 10% or more of the Company’s total revenue during the three months ended May 31, 2001 and 2000.

      Software. Software revenue increased 73.5%, or $19.1 million. The increase in software revenue during the three months ended May 31, 2001 was primarily due to:

•	increased demand and market acceptance for our software products;

•	increased selling activities resulting from a larger and more effective sales force;

•	increased ASP and number of completed transactions;

•	expanded and enhanced product offerings; and

•	the acquisition of Talus and STG

      We had 35 significant software license transactions during the three months ended May 31, 2001 compared to 26 during the prior year period. The average size of our significant software transactions was $1.3 million and $1.0 million during the three months ended May 31, 2001 and 2000, respectively. Significant transactions are those with a value of over $100,000. We had 12 software transactions of $1.0 million or greater during the three months ended May 31, 2001 compared to 9 during the prior year period.

      Services. Services revenue increased 130.1%, or $15.6 million, during the three months ended May 31, 2001 compared to the same period in 2000. The increase in services revenue during the three months ended May 31, 2001 was due to an increased number of software transactions and related implementations, an increased customer base desiring training, consulting and implementation services and the Talus acquisition. Services revenue tends to track software license transactions in prior periods.

      Support. Support revenue increased 36.9%, or $4.6 million, during the three months ended May 31, 2001 compared to the same period in 2000. The increase in support revenue during the three months ended May 31, 2001 and 2000 was due to the increase in the number of clients that have licensed our software products and entered into annual support arrangements. Support revenue tends to track software license transactions in prior periods. In the past, we have experienced a high rate of renewed annual support contracts. There can no assurance that this renewal rate will continue. See “Forward Looking Statements” and “Factors That May Effect Future Results.”

      International Revenue. We market and sell our software and services internationally primarily in Europe, Asia, Canada and Latin America. Revenue outside of the United States was 25.6% and 22.8% of total revenue, or $23.0 million and $11.5 million during the three months ended May 31, 2001 and 2000, respectively. The increase in this revenue resulted from our efforts to expand our presence and selling efforts outside of the United States. We believe increasing international revenue is critical to growth in both revenue and profitability and may lower our overall exposure to unfavorable economic conditions in specific regions.

Operating Expenses:

      Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software embedded in our software. The following table sets forth amortization of capitalized software development costs and other costs of license fees for the three months ended May 31, 2001 and 2000 (in thousands):

	Three Months Ended May, 31

	2001	2000

Amortization of capitalized software	$3,003	$2,628

Percentage of software revenue	6.7%	10.1%

Other costs of software	2,132	2,157

Percentage of software revenue	4.7%	8.3%

Total cost of software	$5,135	$4,785

Percentage of software revenue	11.4%	18.4%

      The increase in cost of software during the three months ended May 31, 2001 compared to the same period in 2000 was primarily a result of increased amortization of capitalized software. The decrease in other costs of software as a percentage of software revenue resulted from the mix of software sold and related impact on royalties paid to third parties.

      Cost of Services and Support. Cost of services and support includes primarily personnel and third party contractor costs. Cost of services and support increased 102.3%, or $11.8 million, during the three months ended May 31, 2001 compared to the same period in 2000. The increase in cost of services and support was primarily attributable to adding the personnel necessary to support the growth in revenue and installed customer base and the Talus acquisition.

      Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense increased 48.0%, or $11.0 million during the three months ended May 31, 2001 compared to the same period in 2000. The increase during the three months ended May 31, 2001 was primarily due to:

•	increasing the number of direct sales representatives and sales management to 157 at May 31, 2001 compared to 95 at May 31, 2000, or an increase of 65.3%; and increasing the overall sales, marketing and business development employees to 435 at May 31, 2001 compared to 288 at May 31, 2000, or an increase of 51.0%;

•	increased sales commissions due to higher software revenue; and

•	increases in promotional spending, advertising and public relations spending.

      We expect sales and marketing expense to increase in dollars in fiscal 2002 and remain the same or decrease as a percentage of total revenue as our revenue grows. See “Forward Looking Statements” and “Factors That May Effect Future Results.”

      Product Development. Product development expenses include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities. Such costs are primarily from personnel and third party contractors. We record product development costs net of capitalized software development costs for products that have reached technological feasibility in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The following table sets forth product development costs for the three months ended May 31, 2001 and 2000 (in thousands):

	Three Months Ended May, 31

	2001	2000

Gross product development costs	$18,871	$9,885

Percentage of total revenue	21.0%	19.6%

Less: Capitalized product development costs	2,436	2,115

Percentage of total revenue	2.7%	4.2%

Product development costs, as reported	$16,435	$7,770

Percentage of total revenue	18.3%	15.4%

      Gross product development costs increased 90.9%, or $9.0 million, during the three months ended May 31, 2001 compared to the same period in 2000. The increase was due to:

•	Increasing the number of product development employees to 432 at May 31, 2001 compared to 244 at May 31, 2000, an increase of 77.0%;

•	Increased number of product development initiatives.

      General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources and information systems functions. General and administrative expenses increased 55.8%, or $2.8 million during the three months ended May 31, 2001 compared to the same period in 2000. The increase was due primarily to increased personnel to support our growth. The decrease in general and administrative expense as a percentage of total revenue reflects our ability to spread this expense over a larger revenue base.

      Amortization of Intangibles. Our acquisitions of the CSD division of Partminer and One Release during fiscal 2002, Talus and STG during fiscal year 2001 and certain previous acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Goodwill and other intangible assets are amortized over periods ranging from two to seven years.

      Non-Cash Stock Compensation Expense. We recognized non-cash stock compensation expense of $5.9 million during the three months ended May 31, 2001 primarily associated with stock options that were repriced in January 1999 and unvested stock options assumed in the Talus acquisition. These amounts are included as a separate component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) "Accounting for Certain Transactions Involving Stock Compensation”.

Repriced Options:

      In January 1999, we repriced employee stock options, other than those held by executive officers or directors. This resulted in approximately 3.0 million options being repriced and the four-year vesting period starting over. Under FIN 44, repriced options are subject to variable plan accounting, which requires compensation cost or benefit to be recorded each period based on changes in the Company’s stock price until the repriced options are exercised, forfeited or expire. This resulted in a charge of $4.6 million during the three months ended May 31, 2001. The initial fair value used to measure the ongoing stock compensation charge or benefit was $22.19 based on the closing price of our common stock on June 30, 2000. As of May 31, 2001, 1.1 million repriced options were still outstanding with a remaining vesting period of approximately 21 months. In future periods, we will record additional charges or benefits related to the repriced stock options still outstanding based on the change in our common stock price compared to the last reporting period. If our stock price at the beginning and end of any reporting period is below $22.19, no charge or benefit will be recorded.

Unvested Stock Options -Talus Acquisition:

      As part of the Talus acquisition, we assumed all outstanding stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $1.3 million during the three months ended May 31, 2001.

Other Income, Net:

      Other income, net, includes interest income from cash equivalents and marketable securities, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other income increased to $682,000 during the three months ended May 31, 2001 from $283,000 in the prior year period. This increase relates primarily to an investment gain recorded during the three months ended May 31, 2001. Interest income and interest expense were approximately the same during the three months ended May 31, 2001. We expect interest income to decline in future quarters as a result of a general decline in interest rates. See “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk”.

Benefit from Income Taxes:

      We recorded an income tax benefit of $204,000 during the three months ended May 31, 2001. The effective tax rate differed from the U.S statutory rate primarily due to non-deductible goodwill along with non-cash stock compensation expense that did not result in an income tax benefit for financial reporting purposes. Excluding the effect of amortization of intangibles and non-cash stock compensation expense, our effective tax rate was approximately 41% for the three months ended May 31, 2001.

      As of February 28, 2001, we had net operating loss carryforwards (“NOLs”) for federal, state and foreign tax purposes of $211.0 million, in aggregate. These carryforwards expire in various years between 2001 and 2021. We recorded deferred tax asset valuation allowances against NOLs where it is more likely than not that we will not be able to utilize these future tax benefits.

Net Loss:

      We reported a net loss of $23.4 million and $1.2 million for the three months ending May 31, 2001 and 2000, respectively. The increased net loss in the three months ended May 31, 2001 compared to the same period a year ago was primarily due to the intangible amortization directly attributable to our acquisitions of Talus and STG and charges for non-cash stock compensation, offset by an increase in operating income (excluding the non-cash items previously mentioned). Excluding the impact of amortization of intangibles and non-cash stock compensation expense, and the related tax effect, we would have reported net income of $2.2 million for the three months ended May 31, 2001 and a net loss of $782,000 for the three months ended May 31, 2000.

Liquidity and Capital Resources:

      Our cash, cash equivalents and marketable securities in aggregate decreased $37.7 million during the three months ended May 31, 2001 to $262.6 million. Working capital decreased $23.8 million to $276.8 million at May 31, 2001. The decrease in cash, cash equivalents, marketable securities and working capital was primarily the result of the CSD Acquisition, Converge Investment and our semi-annual interest payment on our convertible debt.

      Cash used in operations was $(7.1) million and $(5.0) million for the three months ended May 31, 2001 and 2000, respectively. The increase in cash used in operations for the three months ended May 31, 2001 resulted primarily from (i) interest payment on convertible debt of $6.5 million during the three months ended May 31, 2001 and; (ii) increased commission payments as a result of the increases in software revenue, offset by increased profits from operations, before non-cash charges, of approximately $4.7 million and an increase in interest income of $3.0 million. Excluding the effect of acquisitions, accounts receivable and deferred revenue increased $3.9 million and $5.1 million, respectively, during the three months ended May 31, 2001, while days sales outstanding in accounts receivable increased to 88 days as of May 31, 2001 from 82 days as of May 31, 2000. These increases primarily reflects the impact of our revenue growth.

      Cash provided by (used in) investing activities was $16.7 million and $(4.2) million during the three months ended May 31, 2001 and 2000, respectively. Investing activities consist primarily of the sales and purchases of marketable securities, purchases of property and equipment, purchases and capitalization of software and acquisitions and investments in businesses. Sales of marketable securities, net of purchases, was $53.0 million during the three months ended May 31, 2001. Total purchases of property, equipment and software, including capitalized software, were $5.2 million during the three months ended May 31, 2001. We expect this amount to increase in fiscal 2002 and 2003 as we support our growth and build out our new corporate headquarters space. Acquisitions and investments in businesses, net of cash acquired, of $31.1 million during the three months ended May 31, 2001 relates primarily to the CSD Acquisition and the Converge Investment.

      Cash provided by financing activities was $4.2 million and $1.5 million during the three months ended May 31, 2001 and 2000, respectively. Cash provided by financing activities consisted primarily of proceeds from the exercise of stock options and employee stock plan purchases. We had no balance outstanding under our line of credit at May 31, 2001.

      As of May 31, 2001, we had $250.0 million in 5 % convertible subordinated notes outstanding (the “Notes”). Interest on the Notes bear interest at 5.0% per annum which is payable semi-annually. The Notes mature in November 2007 and are convertible into approximately 5.7 million shares of our common stock at a conversion price of $44.06, subject to adjustment under certain conditions. At any time on or after November 7, 2003, the Company may redeem the Notes in whole, or from time to time, in part, at our option. Redemption can be made on at least 30 days’ notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, will be as follows:

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

      In December 2000, we entered into a ten-year lease agreement for a new headquarters facility in Gaithersburg, MD for approximately 210,000 square feet. This lease was amended in June 2001 to add approximately 70,000 square feet. We expect to incur $14.0 to $15.0 million in capital expenditures for leasehold improvements and furniture for the new space. We expect to move into our new headquarters space during the second calendar quarter of 2002.

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

Factors that May Affect Future Results:

      In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating us and our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, that we do not presently know or that we currently deem immaterial, may also impair our business, results of operations and financial condition.

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

      We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses in fiscal 1999 and fiscal 2000 and a decline in revenue in fiscal 2000. Since April 1999, we hired a new executive management team, enhanced our supply chain optimization and eMarketplace products and services, expanded the scope of our product and service offerings to include pricing and revenue optimization and improved our direct sales organization. Our ability to continue to achieve operational improvements and improve our financial performance will be subject to a number of risks and uncertainties, including the following:

•	slower growth in the market for supply chain management, pricing/revenue optimization and eMarketplace solutions;

•	weakening economic conditions;

•	our ability to introduce new software products and services to respond to technological and client needs;

•	our ability to manage our anticipated growth;

•	our ability to hire, integrate and deploy our direct sales force effectively;

•	our ability to expand our distribution capability through indirect sales channels;

•	our ability to respond to competitive developments and pricing; and

•	our dependence on our current executive officers and key employees.

      If we fail to successfully address these risks and uncertainties, our business could be harmed and we could continue to incur significant losses.

We have experienced significant losses in recent fiscal years. Our future results will be adversely affected by several types of non-cash charges. If we do not achieve or maintain profitability in the future, our stock price may decline.

      We have recently incurred significant losses, including net losses of $23.4 million for the quarter ended May 31, 2001, $28.1 million in fiscal 2001, $8.9 million in fiscal 2000 and $96.1 million in fiscal 1999. We will incur non-cash charges in the future related to the amortization of intangible assets and non-cash stock compensation expenses associated with our acquisition of Talus. We will also incur non-cash charges related to the amortization of intangible assets relating to the STG acquisition, One Release Acquisition and CSD Acquisition. In addition, we have incurred and may in the future incur non-cash stock compensation charges related to our stock option repricing. We cannot assure you that our revenue will grow or that we will achieve profitability in the future. Our ability to increase revenue and achieve profitability will be affected by the other risks and uncertainties described in this section. Our failure to achieve profitability could cause our stock price to decline, and our ability to finance our operations could be impaired.

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

      Our revenue and operating results are difficult to predict, and we believe that period-to-period comparisons of our operating results will not necessarily be indicative of future performance. The factors that may cause fluctuations of our quarterly operating results include the following:

•	the size, timing and contractual terms of licenses and sales of our products and services;

•	customer financial constraints and credit-worthiness;

•	the potentially long and unpredictable sales cycle for our products;

•	technical difficulties in our software that could delay the introduction of new products or increase their costs;

•	introductions of new products or new versions of existing products by us or our competitors;

•	delay or deferral of customer purchases and implementations of our solutions due to weakening economic conditions;

•	changes in prices or the pricing models for our products and services or those of our competitors;

•	changes in the mix of our software services and support revenue;

•	changes in the mix of sales channels through which our products and services are sold; and

•	changes in rules relating to revenue recognition or in interpretations of those rules.

      Due to fluctuations from quarter to quarter, our operating results may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock could decline significantly.

Variations in the time it takes us to license our software may cause fluctuations in our operating results.

      The time it takes to license our software to prospective clients varies substantially, but typically ranges between four and twelve months. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the license of our products could cause significant variations in our revenue from quarter to quarter. Furthermore, because our operating expenses are relatively fixed over the short term and we devote significant time and resources to prospective clients, these fluctuations could cause our operating results to suffer in some future periods. The length of our sales cycle depends on a number of factors, including the following:

•	the complexities of the supply chain, pricing/revenue and eMarketplace problems our solutions address;

•	the breadth of the solution required by the client, including the technical, organizational and geographic scope of the license;

•	the evaluation and approval process employed by the client;

•	the economic conditions in the U.S. and abroad;

•	the sales channel through which the solution is sold; and

•	any other delays arising from factors beyond our control.

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

      Our clients and prospective clients are seeking to solve increasingly complex supply chain, pricing/revenue and eMarketplace problems. Further, we are focused on providing more comprehensive solutions for our clients, as opposed to only licensing software. As the complexity of the problems our clients seek to solve increases, the size and scope of our contracts with clients increase. As a result, our operating results could fluctuate due to the following factors:

•	the complexities of the contracting process of our clients;

•	contractual terms may vary widely, which may result in differing methods of accounting for revenue from each contract;

•	losses of, or delays in concluding larger contracts could have a proportionately greater effect on our revenue for a particular period; and

•	the sales cycles related to larger contracts may be longer and subject to greater delays.

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

      Acquisitions involve the integration of companies that have previously operated independently. In connection with any acquisition, there can be no assurance that we will:

•	effectively integrate employees, operations, products and systems;

•	realize the expected benefits of the transaction;

•	retain key employees;

•	effectively develop and protect key technologies and proprietary know-how;

•	avoid conflicts with our clients and business partners that have commercial relationships or compete with the acquired company;

•	avoid unanticipated operational difficulties or expenditures or both; and

•	effectively operate our existing business lines, given the significant diversion of resources and management attention required to successfully integrate acquisitions, including the acquisition of Talus in December 2000.

      We experienced significant difficulties with the integration of the products and operations of ProMIRA Software, Inc. (ProMIRA) and TYECIN, which we acquired in fiscal 1998 and 1999, respectively. These difficulties included problems integrating the prior ProMIRA sales forces and the delayed releases of the in-process technology acquired as part of the transaction. In addition, as a result of the poor financial performance we experienced in fiscal 1999, the technology acquired in conjunction with the TYECIN acquisition was not integrated into our solutions and, therefore, revenue generated from this technology have been nominal. Similar difficulties with future acquisitions could materially and adversely affect our business, results of operations and financial condition.

We may encounter problems effectively integrating Talus.

      On December 21, 2000, we completed the acquisition of Talus, a privately-held company that provides pricing and revenue optimization products and services. This acquisition is substantially larger than all of our prior acquisitions, not all of which have been successful. In addition to the risks described above in connection with acquisitions generally, the ultimate success of our acquisition of Talus is dependent on factors which include the following:

•	our ability to complete the commercial releases of our pricing and revenue optimization solutions;

•	our ability to protect and maintain Talus’ intellectual property rights;

•	our ability to successfully market and license the products Talus has developed and is developing for commercial release;

•	our ability to successfully integrate Talus’ technologies;

•	our ability to retain and motivate Talus’ employees;

•	market acceptance of the products Talus has commercially developed to date;

•	our ability to fulfill our strategic plan for the acquisition of Talus by integrating our supply chain and eMarketplace capabilities and products with Talus’ pricing and revenue optimization products;

•	market acceptance of EPO solutions;

•	our ability, together with Talus, to cross-sell products and services into our respective markets; and

•	the outcome of disputes and litigation which have arisen in the ordinary course of business.

Our acquisition of Talus will adversely affect our combined financial results.

      We have incurred and will continue to incur substantial dilution to our earnings per share in accordance with generally accepted accounting principles for the foreseeable future as a result of the Talus acquisition. In connection with the acquisition, we will amortize approximately $22.8 million of deferred compensation related to unvested stock options over four years. Further, we expect to incur an annual amortization charge of approximately $82 million related to goodwill and other intangible assets.

We depend on sales of our supply chain management, pricing/revenue optimization and eMarketplace solutions, and our business will be materially and adversely affected if the market for our products does not continue to grow.

      Substantially all of our software revenue, service revenue and support revenue have arisen from, or are related directly to, our supply chain management, pricing/revenue optimization and eMarketplace solutions. We expect to continue to be dependent upon these solutions in the future, and any factor adversely affecting the solutions or the markets for supply chain management, pricing/revenue optimization and eMarketplace solutions, in general, would materially and adversely affect our ability to generate revenue. While we believe the markets for supply chain management, pricing/revenue optimization and eMarketplace solutions will continue to expand, they may grow more slowly than in the past. If the markets for our solutions do not grow as rapidly as we expect, revenue growth, operating margins, or both, could be adversely affected.

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

      We directly compete with other application software vendors including: Adexa, Inc., Aspen Technology, Inc., The Descartes Systems Group Inc., i2 Technologies, Inc., Logility, Inc., Micros Systems, Inc., PROS Revenue Management, Sabre, Inc., SynQuest and YieldStar Technology. Some eMarketplace software companies that do not currently offer directly competitive products or solutions, such as Ariba, Inc. and Commerce One, may begin to compete directly with us. In addition, some ERP companies such as Invensys plc (which acquired Baan Company N.V.), J.D. Edwards & Company, Oracle Corporation, PeopleSoft, Inc. and SAP AG have acquired or developed and are developing supply chain planning, pricing/revenue optimization or eMarketplace solutions. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than us, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and adversely affect our revenue growth and operating performance.

If the development of our products and services fails to keep pace with our industry’s rapidly evolving technology, our future results may be materially and adversely affected.

      The markets for supply chain management, pricing/revenue optimization and eMarketplace solutions are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend, in part, upon our ability to enhance existing applications and develop and introduce new applications or capabilities that:

•	meet or exceed technological advances in the marketplace;

•	meet changing client requirements;

•	comply with changing industry standards;

•	achieve market acceptance;

•	integrate third-party software effectively; and

•	respond to competitive offerings.

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

      Our software is complex and is frequently integrated with a wide variety of third-party software. We may license software that contains undetected errors or failures when new software is first introduced or as new versions are released. We may also be unable to meet client expectations in implementing our solutions. These problems may result in claims for damages suffered by our clients, a loss of, or delays in, the market acceptance of our solutions, client dissatisfaction and potentially lost revenue during the period required to correct these errors.

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

      We depend on companies such as Peregrine Systems, Inc.; Vignette Corporation; and webMethods, Inc. to integrate our software with software and platforms developed by third parties. If these companies are unable to develop or maintain software that effectively integrates our software and is free from errors, our ability to license our products and provide solutions could be impaired. Further, we rely on these companies to maintain relationships with the companies that provide the external software that is vital to the functioning of our products and solutions. The loss of any company that we use to integrate our software products could adversely affect our business, results of operations and financial condition.

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

      We have recently begun providing our solutions to government agencies and expect that a significant portion of our future revenue may be derived from government agency clients. Obtaining government contracts may involve long purchase cycles, competitive bidding, qualification requirements, performance bond requirements, delays in funding, budgetary constraints and extensive specification development and price negotiations. In order to facilitate doing business with the federal government, we have submitted a schedule of prices for our products and services to the General Services Administration. We are permitted to update our schedule of prices only on an annual basis. Each government agency maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Government agencies also often retain a significant portion of fees payable upon completion of a project and collection of such fees may be delayed for several months. Accordingly, our revenue could decline as a result of these government procurement processes. In addition, it is possible that, in the future, some of our government contracts may be fixed price contracts which may prevent us from recovering costs incurred in excess of our budgeted costs. Fixed price contracts may require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and complete the project on a timely basis. In the event our actual costs exceed the fixed contract cost, we will not be able to recover the excess costs. If we fail to properly anticipate costs on fixed price contracts, our profit margins will decrease. Some government contracts are also subject to termination or renegotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Multi-year contracts are contingent on overall budget approval by Congress and may be terminated due to lack of funds.

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

      We currently conduct operations in a number of countries around the world. These operations require significant management attention and financial resources and subject us to risks inherent in doing business internationally, such as:

•	regulatory requirements;

•	difficulties in staffing and managing foreign operations;

•	longer collection cycles;

•	foreign currency risk;

•	legal uncertainties regarding liability, ownership and protection of intellectual property;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities;

•	potentially adverse tax consequences; and

•	economic and political instability.

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

      In response to the poor performance of our stock price between May 1998 and January 1999, we offered to reprice employee stock options, other than those held by our executive officers or directors, effective January 29, 1999, to bolster employee retention. The effect of this repricing resulted in options to acquire approximately 3.0 million shares being repriced and the four-year vesting period starting over. The recently adopted FASB Interpretation No. 44 of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” requires us to record compensation expense or benefit associated with the change in the market price of these options. The increase in our common stock market price since the FASB-mandated measurement date of July 1, 2000 resulted in a non-cash stock compensation expense of $4.6 million for the three months ended May 31, 2001 and $11.1 million being recorded for the year ended February 28, 2001. In each future quarter, we will record the additional expense or benefit related to the repriced stock options still outstanding, to the extent that our stock price is greater than $22.19, based on the change in our common stock price as compared to the measurement date. As a result, the repricing may continue to have a material adverse impact on reported financial results and could therefore negatively affect our stock price.

We may be subject to future liability claims, and our company’s and products’ reputation may suffer.

      Many of our implementations involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Any failure in a client’s system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. We have entered into and plan to continue to enter into agreements with software vendors, consulting firms, resellers and others whereby they market our solutions. If these vendors fail to meet their clients’ expectations or cause failures in their clients’ systems, the reputation of our company and products could be materially and adversely affected even if our software products perform in accordance with their functional specifications.

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

•	potentially inadequate development of network infrastructure or delayed development of enabling technologies and performance improvements;

•	delays in the development or adoption of new standards and protocols required to handle increased levels of internet activity;

•	concerns that may develop among businesses and consumers about accessibility, security, reliability, cost, ease of use and quality of service;

•	increased taxation and governmental regulation; or

•	changes in, or insufficient availability of, communications services to support the Internet, resulting in slower Internet user response times.

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

      Electronic marketplaces that allow collaboration over the Internet among trading partners are relatively new and unproven. There can be no assurance that trading partners will adopt electronic marketplaces as a method of doing business. Trading partners may fail to participate in electronic marketplaces for a variety of reasons, including:

•	concerns about the confidentiality of information provided electronically to electronic marketplaces;

•	the inability of technological advances to keep pace with the volume of information processed by electronic marketplaces; and

•	regulatory issues, including antitrust issues that may arise when trading partners collaborate through electronic marketplaces.

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

      In November 2000, we completed a convertible debt offering of $250.0 million in 5% subordinated convertible notes. Our indebtedness could have important consequences for investors. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of our cash flows from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of capital to fund our growth strategy, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to our competitors with less debt.

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

      In connection with the acquisition of Talus, we issued approximately 7.0 million new shares of our common stock. Of these shares, a total of approximately 6.0 million shares were delivered to Manugistics’ exchange agent for direct transfer to the former Talus stockholders and approximately 1.0 million shares were delivered to State Street Bank and Trust Company, as escrow agent, to secure potential indemnification claims of Manugistics. To the extent that the escrowed shares are not subject to indemnification claims, the escrowed shares will be released, subject to existing claims, in two installments, on October 31, 2001 and July 2, 2002. Of the 6.0 million shares delivered to the exchange agent, approximately 1.3 million shares were freely tradable upon completion of the acquisition. The remaining approximately 4.7 million shares are subject to share transfer restrictions and will become available for sale in three stages in accordance with the terms of the share transfer restriction agreements signed by certain principals of Talus. The first two release dates were January 18, 2001, and May 31, 2001, at which time approximately 1.4 million shares and 1.0 million shares were released, respectively. The balance of these shares will be released, in accordance with the terms of the share transfer restriction agreements, on October 31, 2001.

      In addition, at closing, a total of approximately 1.4 million shares were reserved for issuance upon exercise of outstanding Talus’ stock options and warrants which were assumed by Manugistics. Options to purchase a total of approximately 700,000 shares were exercisable at the time of completion of the acquisition. In addition, a total of approximately 370,000 of these shares were subject to share transfer restrictions which expired January 18, 2001.

Scheduled sales of significant amounts of our common stock by our executive officers may cause our stock price to decline.

      Certain of our executive officers have entered into pre-established trading plans pursuant to which they sold a total of approximately 515,000 shares of our common stock in January 2001 and approximately 253,000 shares in April 2001. They are scheduled to sell up to approximately 300,000 shares per quarter after each of the first, second and third quarters of fiscal 2002 pursuant to these trading plans. The quarterly sales will continue until the trading plans are modified or terminated. Certain of our other executive officers and directors may establish similar plans to sell shares on a quarterly basis. The sale of these shares may cause the market price of our stock to decline.

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

      The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly operating results;

•	weakening economic conditions;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the market for EPO, SCM, PRO and eMarketplace solutions;

•	changes in the performance and/or market valuations of our current and potential competitors and the software industry in general;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;

•	adverse or unfavorable publicity regarding us or our products;

•	additions or departures of key personnel;

•	our sales of additional equity securities; and

•	other events or factors that may be beyond our control.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

      Foreign Currency Risk. Revenue outside of the United States was 25.6% during the three months ended May 31, 2001 and was 30.7%, 40.1% and 33.9% in fiscal 2001, 2000 and 1999, respectively. International sales are usually made by our foreign subsidiaries in local currencies and the expenses incurred by foreign subsidiaries are also denominated in local currencies.

      Interest Rate Risk. Our marketable securities and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities and national, state and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of marketable securities held at May 31, 2001 was $52.2 million and $103.9 million at February 28, 2001.

      We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Such operating cash balances held at banks outside of the United States are denominated in the local currency.

      The United States Federal Reserve Board influences the general market rates of interest. The Federal Reserve Board has decreased the discount rate to 3.75% recently. This action has led to a general market decline in interest rates recently.

      The weighted average yield on interest-bearing investments held as of May 31, 2001 was approximately 4.3%. Based on our investment holdings at May 31, 2001, a 100 basis point decline in the average yield would reduce our annual interest income by $2.4 million.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

      We are involved from time to time in disputes (including those previously reported) and other litigation in the ordinary course of business. We do not believe that the outcome of any pending disputes or litigation will have a material adverse effect on our business, operating results, financial condition and cash flows. However, the ultimate outcome of these matters, as with litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to us. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, operating results, financial condition and cash flows.

      The Company has previously reported its legal proceedings with Information Resources, Inc. (“IRI”) arising from the acquisition of certain assets in March 1997. A dispute over revenue streams that IRI alleges it is entitled to is being arbitrated. IRI seeks a total of $15.9 million in damages. The Company contends that the conditions to these amounts becoming due have not been satisfied and that no amounts are due IRI, because, among other reasons, of a failure of consideration in the overall transaction. Arbitration of this matter is scheduled to commence in early November. A related claim concerning the breach of a separate Non-Competition and Non-Solicitation Agreement filed in the Circuit Court of Cook County, Illinois is awaiting resolution of the abitration.

      As previously reported, on November 29, 2000, the Company filed a lawsuit against VirtualFund.com, Inc., in the United States District Court for the District of Maryland alleging that VirtualFund.com, Inc. is in anticipatory breach of its obligations under a software license agreement among the Company and VirtualFund, Inc. and its affiliates. The Company sought at least $4.5 million in damages. VirtualFund.com, Inc. counterclaimed that the contract is invalid and sought return of $2.5 million in fees and other unspecified damages. In July 2001, the Company and VirtualFund.com, Inc. settled all claims. The settlement of these claims will not have a material impact on the Company’s results of operations.

Item 2. CHANGES IN SECURITIES

(a)     Recent sale of unregistered securities

One Release Acquisition. The Company acquired substantially all of the assets of One Release, LLC and its affiliates, pursuant to an Asset Purchase Agreement dated as of May 17, 2001, (the “Purchase Agreement”), which was privately negotiated among the parties thereto. At closing on May 17, 2001, the Company issued to One Release 135,793 shares of common stock valued at approximately $4.35 million. The Company also agreed to pay up to $1.0 million in contingent consideration (the “Additional Consideration”) if certain performance criteria are met during the 12- month period ended May 17, 2002. The Additional Consideration, if any, would be payable in the form of shares of the Company’s common stock.

The Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4 (2) of the Securities Act. The Purchase Agreement and a related Registration Rights Agreement imposed certain restrictions on the resale or other transfer of Shares necessary for the availability of the Section 4(2) exemption. No underwriters were involved in connection with the issuance and sale of the Shares under the Purchase Agreement. The Company has agreed to file a registration statement on Form S-3 under the Securities Act to register the Shares for resale by One Release or by certain permitted transferees. If the Company issues additional shares of its common stock as Additional Consideration, the Company is also obligated to register such shares for resale under the Securities Act.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

10	First Amendment to Lease Agreement, dated December 19, 2000, between the Company and DANAC Corporation.

(b)	Reports on Form 8-K

1.	On March 7, 2001, we filed a Current Report on Form 8-K reporting our issuance of a press release on March 2, 2001 announcing that we intended to report record revenue for the quarter ended February 28, 2001.

2.	On March 8, 2001, we filed a Current Report on Form 8-K to file an updated description of our business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 13, 2001.

MANUGISTICS GROUP, INC.
(Registrant)

Date:     July 13, 2001

/s/Raghavan Rajaji
Raghavan Rajaji Executive Vice President and Chief Financial Officer (Principal financial officer)

/s/ Jeffrey T. Hudkins
Jeffrey T. Hudkins Vice President, Controller and Chief Accounting Officer (Principal accounting officer)