Form 10-Q
period 2001-08-31
MANUGISTICS GROUP INC
filed 2001-10-15
CIK 908440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended August 31, 2001

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-22154

MANUGISTICS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1469385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2115 East Jefferson Street, Rockville, Maryland	20852
(Address of principal executive offices)	(Zip code)

(301) 984-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _________

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68.1 million shares of common stock, $.002 par value per share, as of October 9, 2001.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	August 31, 2001	February 28, 2001

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$231,822	$196,362

Marketable securities	20,000	103,946

Accounts receivable, net of allowance for doubtful accounts of $11,062 and $5,604 at August 31, 2001 and February 28, 2001, respectively	72,171	84,211

Deferred tax assets	8,930	9,175

Other current assets	8,821	12,536

Total current assets	341,744	406,230

NONCURRENT ASSETS:

Property and equipment, net of accumulated depreciation	22,388	19,275

Software development costs, net of accumulated amortization	14,865	15,709

Goodwill, net of accumulated amortization	305,240	335,651

Other intangible assets and noncurrent assets, net of accumulated amortization	99,089	70,396

TOTAL ASSETS	$783,326	$847,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$7,414	$9,923

Accrued compensation	9,372	19,539

Other accrued liabilities	28,350	34,371

Deferred revenue	46,525	41,729

Total current liabilities	91,661	105,562

NONCURRENT LIABILITIES:

Long-term debt	250,391	250,133

Deferred tax liabilities	4,843	16,062

Other	4,798	5,183

Total noncurrent liabilities	260,032	271,378

COMMITMENTS AND CONTINGENCIES (Note 3)	—	—

STOCKHOLDERS’ EQUITY:

Preferred stock	—	—

Common stock, $.002 par value per share; 300,000 and 100,000 shares authorized at August 31, 2001 and February 28, 2001, respectively; 68,867 and 67,518 issued, and 68,114 and 66,765 outstanding at August 31, 2001 and February 28, 2001, respectively	138	135

Additional paid-in capital	623,558	621,824

Treasury stock, 753 shares, at cost	(717)	(717)

Deferred compensation	(13,006)	(19,316)

Accumulated other comprehensive loss	(2,969)	(1,324)

Accumulated deficit	(175,371)	(130,281)

Total stockholders’ equity	431,633	470,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$783,326	$847,261

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,

REVENUE:	2001	2000	2001	2000

Software	$24,809	$28,510	$69,865	$54,483

Services	27,521	16,572	55,054	28,539

Support	18,634	13,068	35,855	25,647

Total revenue	70,964	58,150	160,774	108,669

OPERATING EXPENSES:

Cost of revenue:

Cost of software	4,963	3,872	10,098	8,657

Amortization of acquired technology	2,319	37	3,899	74

Cost of services and support	24,274	13,477	47,614	25,015

Non-cash stock compensation (benefit) expense for cost of services and support	(2,654)	6,237	(925)	6,237

Sales and marketing expenses	30,114	25,157	64,113	48,134

Non-cash stock compensation (benefit) expense for sales and marketing	(5,215)	7,349	(2,703)	7,349

Product development expenses	20,326	8,445	36,761	16,215

Non-cash stock compensation (benefit) expense for product and development	(2,694)	5,343	(1,508)	5,343

General and administrative expenses	6,997	5,306	14,795	10,310

Non-cash stock compensation (benefit) expense for general and administrative	(807)	1,782	(327)	1,782

Amortization of intangibles	21,002	564	40,930	1,139

Restructuring costs	2,419	—	2,419	—

Total operating expenses	101,044	77,569	215,166	130,255

LOSS FROM OPERATIONS	(30,080)	(19,419)	(54,392)	(21,586)

OTHER (EXPENSE) INCOME, NET	(865)	432	(183)	715

LOSS BEFORE INCOME TAXES	(30,945)	(18,987)	(54,575)	(20,871)

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(9,281)	697	(9,485)	(36)

NET LOSS	$(21,664)	$(19,684)	$(45,090)	$(20,835)

NET LOSS PER SHARE:

BASIC	$(0.32)	$(0.34)	$(0.67)	$(0.37)

DILUTED	$(0.32)	$(0.34)	$(0.67)	$(0.37)

SHARES USED IN LOSS PER SHARE CALCULATION:

BASIC	67,884	57,298	67,548	57,082

DILUTED	67,884	57,298	67,548	57,082

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended August 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(45,090)	$(20,835)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	55,035	9,166

Amortization of debt issuance costs	569	—

Deferred income taxes	(11,448)	(4,910)

Tax benefit from stock options exercised	—	4,408

Non-cash stock compensation (benefit) expense	(5,463)	20,711

Other	501	904

Changes in assets and liabilities:

Accounts receivable	13,555	(26,393)

Other assets	3,656	1,221

Accounts payable	(2,781)	140

Accrued compensation	(10,211)	2,680

Other liabilities	(6,170)	(978)

Deferred revenue	4,668	2,449

Net cash used in operating activities	(3,179)	(11,437)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions, net of cash acquired	(29,573)	—

Investments in businesses	(10,150)	—

Investments and sales (purchases) of marketable securities, net	85,254	2,431

Purchase of property and equipment, net	(6,555)	(3,582)

Capitalization and purchases of software	(7,673)	(5,751)

Net cash provided by (used in) investing activities	31,303	(6,902)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of long-term debt and capital lease obligations, net	(94)	(96)

Payments of debt issuance costs – convertible debt	(179)	—

Proceeds from exercise of stock options and employee stock plan purchases	8,243	5,414

Net cash provided by financing activities	7,970	5,318

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	(634)	(246)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,460	(13,267)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	196,362	41,803

CASH AND CASH EQUIVALENTS, END OF PERIOD	$231,822	$28,536

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2001

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

2. Net Loss Per Share

      Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company’s convertible subordinated debt. The dilutive effect of options and warrants of 5.7 million shares, 6.5 million shares, 6.1 million shares and 6.5 million shares were excluded from the calculation of diluted net loss per share for the three month periods ended August 31, 2001 and 2000, and the six month periods ended August 31, 2001 and 2000, respectively, as including them would have been anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for the three and six months ended August 31, 2001 since it was anti-dilutive. The Company’s convertible debt may be exchanged for up to approximately 5.7 million shares of the Company’s common stock in future periods.

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

      The Company has previously reported its legal proceedings with Information Resources, Inc. (“IRI”) arising from the acquisition of certain assets in March 1997. A dispute over revenue streams that IRI alleges it is entitled to is being arbitrated. IRI seeks a total of $15.9 million in damages. The Company contends that the conditions to these amounts becoming due have not been satisfied and that no amounts are due IRI, because, among other reasons, of a failure of consideration in the overall transaction. Arbitration of this matter was scheduled to commence in early November 2001. We have recently been advised that the arbitrator will not be able to serve in this dispute. No replacement arbitrator has yet been chosen. Accordingly, the Company does not know when the arbitration will be conducted. A related claim concerning the breach of a separate Non-

Competition and Non-Solicitation Agreement filed in the Circuit Court of Cook County, Illinois is awaiting resolution of the arbitration.

      As previously reported, on November 29, 2000, the Company filed a lawsuit against VirtualFund.com, Inc., in the United States District Court for the District of Maryland alleging that VirtualFund.com, Inc. is in anticipatory breach of its obligations under a software license agreement among the Company and VirtualFund.com, Inc. and its affiliates. The Company sought at least $4.5 million in damages. VirtualFund.com, Inc. counterclaimed that the contract is invalid and sought return of $2.5 million in fees and other unspecified damages. In July 2001, the Company and VirtualFund.com, Inc. settled all claims. The settlement of these claims did not have a material impact on the Company’s results of operations.

4. Comprehensive Loss

      Other comprehensive loss relates primarily to foreign currency translation losses and unrealized gains or losses on investments in marketable securities. The following table sets forth the comprehensive loss for the three and six months ended August 31, 2001 and 2000 (dollar amounts in thousands):

	Three months ended August 31,		Six months ended August 31,

	2001	2000	2001	2000

Net loss	$(21,664)	$(19,684)	$(45,090)	$(20,835)

Other comprehensive income (loss)	197	422	(1,645)	189

Total comprehensive loss	$(21,467)	$(19,262)	$(46,735)	$(20,646)

5. Acquisitions

      On May 17, 2001, the Company acquired One Release, LLC and its affiliates (the “One Release Acquisition”), a software engineering services and systems business, for $4.3 million of common stock (135,793 shares). The Company may also pay up to an additional $1.0 million in contingent consideration if certain performance criteria are attained during the first year after the acquisition date. The One Release Acquisition was accounted for using the purchase method of accounting. The results of operations for One Release have been included in the Company’s operations since the acquisition date. The Company allocated approximately $4.7 million of the purchase price to assembled workforce, which is included in other intangible assets and noncurrent assets, net of accumulated amortization, in the condensed consolidated balance sheet as of August 31, 2001.

      On May 31, 2001, the Company acquired the collaborative sourcing and design assets of Partminer CSD, Inc., as well as related assets from its parent, Partminer, Inc. and its affiliates (the “CSD Acquisition”) for cash. Partminer CSD, Inc. is a developer of product design and sourcing software. The CSD Acquisition included developed technology, existing customer contracts, personnel and other intangible assets. The CSD Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on there estimated fair values at the acquisition date. Intangible assets related to the CSD Acquisition include developed technology and goodwill. Contemporaneously, in another transaction, the Company entered into a software license agreement with Partminer, Inc. for various products for use in its electronic components procurement and sourcing business.

      On July 25, 2001, the Company acquired the intellectual property and other certain assets of SpaceWorks, Inc. (“the SpaceWorks Transaction”) for cash. SpaceWorks, Inc. software provides solutions that help enable companies to automate complex order-related activities. The SpaceWorks Transaction was accounted for as a purchase of developed technology, which is included in other intangible assets and noncurrent assets in the condensed consolidated balance sheet as of August 31, 2001.

      Total aggregate cash consideration paid for the CSD Acquisition and the SpaceWorks Transaction was $27.5 million during the six months ended August 31, 2001.

6. Investments in Businesses

      On May 30, 2001, the Company purchased $10.2 million of preferred stock of Converge, Inc. (the “Converge Investment”). Converge, Inc. is a private marketplace exchange for components used by electronics and high technology manufacturers. Founding investors in Converge, Inc. include Agilent Technologies, Inc., Compaq Computer Corporation and Hewlett-Packard Company, among others. The Converge Investment is included in other intangible assets and noncurrent assets in the condensed consolidated balance sheet as of August 31, 2001 and will be accounted for under the cost method of accounting for investments. In a transaction approximately two weeks prior to the Converge Investment, the Company entered into a software license agreement with Converge, Inc. for various products for use in its marketplace exchange business.

7. New Accounting Pronouncements

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

      On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations.” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been impaired, these assets must be tested for impairment and write-downs may be necessary. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. SFAS 142 will also require recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No 121 (“SFAS 121”) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite.

      In connection with the goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired at the date of adoption. To accomplish this, the Company will identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. Any impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

      The Company is required to adopt the provisions of SFAS 141 and SFAS 142 on March 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations completed after June 30, 2001. Early adoption and retroactive application of these Standards are not permitted. However, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until February 28, 2002. The Company will stop amortizing goodwill at that time, but will continue amortizing other intangible assets. At this time we have not determined how goodwill will be allocated to specific reporting units upon adoption of SFAS 142 on March 1, 2002. Additionally, we have not appraised the value of any such reporting units. Accordingly, we have not yet made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard. The Company will need to periodically evaluate the recoverability of its goodwill. It is possible that the Company may incur impairment charges in the future. Beginning in our fiscal year 2003, we expect a reduction in our quarterly amortization expense of approximately $20.0 million for the quarters ending May 31, 2002, August 31, 2002 and November 30, 2002 and $19.1 million for the quarter ending February 28, 2003, based on our current amortization schedule.

8. Product Development Consolidation

      During June 2001, the Company decided to centralize certain of its product development functions in Rockville, MD from two remote offices. This resulted in the closure of one office and reduction of space occupied in another office, as well as the relocation and termination of approximately 10 and 40 employees, respectively. As a result, the Company recorded a restructuring charge to operations related to the product development consolidation of approximately $2.4 million during the three months ended August 31, 2001. The components of the charge and remaining accrual balance are as follows (in thousands):

	Initial Charge	Utilization of Cash	Remaining Accrual

Lease obligations and terminations	$1,353	$58	$1,295

Relocation	497	138	359

Severance and related benefits	425	171	254

Write-down of leasehold improvements	144	—	—

Total	$2,419	$367	$1,908

9. Income Taxes

      An income tax benefit of $9.3 million and $9.5 million was recorded for the three and six month periods ended August 31, 2001, respectively. Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. Based on the Company’s historical taxable income and estimates of future profitability, management has concluded that future operating income will more likely than not be insufficient to cover all of its deferred tax assets. An appropriate valuation allowance was recorded at August 31, 2001 based upon the Company’s estimates. Management is continuing to monitor its estimates of future profitability based on business conditions.

10. Reclassifications

      In the three and six months ended August 31, 2001, the Company reclassified “amortization of acquired technology” to include this as a component of “cost of revenue.” Prior periods have been reclassified to be consistent with this presentation.

11. Subsequent Events

      On October 3, 2001, the Company announced plans to reduce its workforce by approximately 12%. The reduction in workforce will be achieved through a combination of attrition and involuntary terminations. In addition, we announced other cost containment measures including a mandatory unpaid leave program for most employees, a reduction in the use of outside contractors, professional fees and travel. These cost containment measures have been devised to align the Company’s cost structure with expected revenues in the near-term. The Company expects to record a restructuring charge in the quarter ended November 30, 2001 for severance and related benefits associated with involuntary terminations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a leading global provider of Enterprise Profit OptimizationTM (EPO) solutions, which we believe is a new and important category of solutions for enterprise management. We are also a leading provider of solutions for supply chain management (SCM), pricing and revenue optimization (PRO) and electronic marketplaces (eMarketplaces). Our solutions help companies lower operating costs, increase revenues, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in both how goods and services are brought to market (supply chain management) and how they are sold (pricing and revenue optimization). EPO solutions provide additional benefits by combining the proven cost-reduction power of supply chain management solutions and the revenue-enhancing capacity of pricing and revenue optimization solutions.

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

      Increasing global competition, shortening product life cycles and developing eMarketplace initiatives are forcing businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. We were an early innovator in solutions that allow collaboration among our clients and their customers and suppliers. Our first Internet-ready products were commercially available in late 1997. We focus the development of our technology on meeting the changing needs of companies in the markets we serve, including the need to do business in new electronic marketplaces. We offer solutions to companies in many industries including agriculture, apparel, automotive, chemical, consumer durables, consumer packaged goods, electronics & high technology, energy, financial services, food & beverage, government, logistics, metals, pharmaceuticals, pulp & paper, retail, services and transport, travel & hospitality. Our customer base of approximately 1,100 clients includes large, multinational enterprises such as 3Com; Amazon.com; Boeing Co.; BP Amoco Corp.; Brown & Williamson Tobacco Corp.; Caterpillar; Cisco Systems Inc.; Coca-Cola Bottling Co. Consolidated; Compaq; DuPont; eConnections; Ford Motor Company; General Electric; Harley-Davidson, Inc.; Hormel Foods Corp.; Levi Strauss & Co.; Marriott; Nestle; Texas Instruments; Timberland; Unilever Home & Personal Care, USA and United Airlines; as well as mid-sized enterprises and emerging eMarketplaces.

      During the three months ended August 31, 2001, we experienced delays in consummating software license transactions, especially during the last few days of such period. The delays were caused primarily by prospects concerns about committing to large capital projects in the face of further weakening global economic conditions. We believe that these concerns were heightened further after the terrorist attacks in the United States on September 11, 2001 making it difficult for us to accurately forecast our revenues until global economic conditions stabilize. Our software revenue and total revenue decreased $20.2 million and $18.8 million during the three months ended August 31, 2001 compared to the three months ended May 31, 2001, or 44.9% and 21.0%, respectively. We anticipate further declines in software revenue and total revenue during the three months ended November 30, 2001. In response to current and expected decreases in revenue, the Company has enacted several cost containment measures that it expects will reduce its operating cost structure (excluding amortization of intangibles and acquired technology, non-cash stock compensation (benefit) expense and restructuring charges) by 12% or more during the three months ended November 30, 2001. See note 11 – “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

      The following table includes the consolidated statements of operations data for the three and six months ended August 31, 2001 and 2000 expressed as a percentage of revenue:

	Three Months Ended August 31,		Six Months Ended August 31,

	2001	2000	2001	2000

REVENUE:

Software	35.0%	49.0%	43.5%	50.1%

Services	38.8%	28.5%	34.2%	26.3%

Support	26.2%	22.5%	22.3%	23.6%

Total revenue	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:

Cost of revenue:

Cost of software	7.0%	6.7%	6.3%	8.0%

Amortization of acquired technology	3.3%	—	2.4%	0.1%

Cost of services and support	34.2%	23.2%	29.6%	23.0%

Sales and marketing	42.4%	43.3%	39.9%	44.3%

Product development	28.6%	14.5%	22.8%	14.9%

General and administrative	9.9%	9.1%	9.2%	9.5%

Amortization of intangibles	29.6%	1.0%	25.5%	1.0%

Non-cash stock compensation (benefit) expense	(16.0)%	35.6%	(3.4)%	19.1%

Restructuring charge	3.4%	—	1.5%	—

Total operating expenses	142.4%	133.4%	133.8%	119.9%

Loss from operations	(42.4)%	(33.4)%	(33.8)%	(19.9)%

Other (expense) income, net	(1.2)%	0.7%	(0.1)%	0.7%

Loss before income taxes	(43.6)%	(32.7)%	(33.9)%	(19.2)%

(Benefit from) provision for income taxes	(13.1)%	1.2%	(5.9)%	(0.0)%

Net loss	(30.5)%	(33.9)%	(28.0)%	(19.2)%

      The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated, excluding non-cash stock compensation (benefit) expense which are shown below (in thousands):

	Three months ended August 31,		Six months ended August 31,

	2001	2000	2001	2000

Cost of services and support	$(2,654)	$6,237	$(925)	$6,237

Sales and marketing	(5,215)	7,349	(2,703)	7,349

Product development	(2,694)	5,343	(1,508)	5,343

General and administrative	(807)	1,782	(327)	1,782

Total	$(11,370)	$20,711	$(5,463)	$20,711

See “Non-cash Stock Compensation (Benefit) Expense” for further detail.

REVENUES:

      General. Our revenue is derived from three categories: software, services and support. Software revenue is generally recognized upon execution of a software license agreement and shipment of the software, provided the fees are fixed and determinable and collection is considered probable in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition", as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition.” Fees are allocated to the various elements of software license agreements based on historical fair value experience. We generate the majority of our software revenue from our direct sales force with lesser amounts coming through indirect sales channels such as complementary software vendors, consulting firms, systems integrators and resellers. Services revenue is recognized as the services are performed. Support revenue is recognized ratably over the support period defined in the software license agreement.

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

      Total revenue increased 22.0% and 47.9% during the three and six months ended August 31, 2001, respectively, compared to the same period in 2000. The increase in total revenue during the three-month comparable period resulted primarily from the acquisition of Talus Solutions, Inc. (“Talus”). The increase in total revenue during the six-month comparable period resulted primarily from increased market acceptance for our products and services, increased selling activities resulting from a larger sales force, increased average selling price (“ASP”) for our software and the acquisition of Talus.

      Software. Software revenue decreased 13.0%, or $3.7 million, and increased 28.2%, or $15.4 million, for the three and six months ended August 31, 2001, respectively, as compared to the same periods in 2000. The decrease in software revenue during the three months ended August 31, 2001 was primarily due to economic uncertainty and a related decline in information technology spending, including software. Late in the three month period ended August 31, 2001, we experienced a slowdown in the sales cycles of our software as a result of economic uncertainty and companies taking additional time to assess and prioritize capital spending, as well as obtaining additional approvals for such spending. We believe that these companies still consider these purchases to be important; however, we expect these delays to continue until global economic conditions stabilize. This may result in reduced revenue from software license fees in future quarters. See “Forward Looking Statements” and “Factors That May Effect Future Results.” The increase in software revenue during the six months ended August 31, 2001 was primarily due to:

•	increased market acceptance for our software products and solutions;
•	increased selling activities resulting from a larger sales force;
•	increased ASP and number of completed transactions;
•	expanded and enhanced product offerings; and
•	the acquisition of Talus.

      We had 22 and 57 significant software license transactions during the three and six months ended August 31, 2001, respectively, compared to 22 and 48 during the comparable prior year periods. We had 35 significant software license transactions during the quarter ended May 31, 2001. The average size of our significant software transactions was $1.1 million and $1.2 million for the three months ended August 31, 2001 and 2000, respectively, and $1.2 million and $1.1 million for the six months ended August 31, 2001 and 2000, respectively. Significant software license transactions are those with a value of $100,000 or greater.

      The following table summarizes the number of software transactions of $1.0 million or greater:

	Three months ended August 31,		Six months ended August 31,

	2001	2000	2001	2000

All software transactions greater than $1.0 million	4	10	16	19

Software transactions greater than $2.5 million	2	2	7	5

Software transactions greater than $6.0 million	1	0	2	0

      We believe the reduction in transactions of $1.0 million or greater is primarily the result of companies becoming more cautious and deliberate late in the quarter ended August 31, 2001 regarding commitments to large capital expenditures due to the global economic slowdown. See “Forward Looking Statements” and “Factors That May Effect Future Results.”

      Services. Services revenue increased 66.1%, or $10.9 million, and 92.9%, or $26.5 million, for the three and six months ended August 31, 2001, respectively, as compared to the same periods in 2000. The increase in services revenue during the three and six months ended August 31, 2001 was primarily due to an increased number of software transactions and related implementations over the past several quarters through May 31, 2001, an increased customer base desiring training, consulting and implementation services and the Talus acquisition. Services revenue tends to track software license transactions in prior periods.

      Support. Support revenue increased 42.6%, or $5.6 million, and 39.8%, or $10.2 million, for the three and six months ended August 31, 2001, respectively, as compared to the same period in 2000. The increase in support revenue during the three and six months ended August 31, 2001 was due to the increase in the number of clients that have licensed our software and entered into annual support arrangements. Support revenue tends to track software license transactions in prior periods. In the past, we have experienced a high rate of renewed annual support contracts. There can no assurance that this renewal rate will continue.

      International Revenue. We market and sell our software and services internationally primarily in Europe, Asia, Canada and Latin America. Revenue outside of the United States was 28.5% and 20.6% of total revenue, or $20.2 million and $12.0 million during the three months ended August 31, 2001 and 2000, respectively, and 26.9% and 21.6% of total revenue, or $43.2 million and $23.5 million during the six months ended August 31, 2001 and 2000, respectively. The increase in this revenue resulted from our efforts to expand our presence and selling efforts outside of the United States. We believe increasing international revenue is critical to growth in both revenue and profitability and may lower our overall exposure to unfavorable economic conditions in specific regions.

Operating Expenses:

      General. In accordance with Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to clients. Software development costs are amortized at the greater of the amount computed using either: (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release; or (b) the ratio that current gross revenue bears to the total current and anticipated future gross revenue. Generally, an economic life of two years is assigned to capitalized software development costs.

      A summary of capitalized software development costs and related amortization is shown below (in thousands)

	Three months ended August 31,		Six months ended August 31,

	2001	2000	2001	2000

Capitalized software development costs	$2,791	$2,416	$5,227	$4,531

Amortization of capitalized software	(2,951)	(1,917)	(5,954)	(4,545)

Net (expense) benefit	$(160)	$499	$(727)	$(14)

      Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software embedded in our software. The following table sets forth amortization of capitalized software development costs and other costs of license fees for the three and six months ended August 31, 2001 and 2000 (in thousands):

	Three months ended August 31,		Six months ended August 31,

	2001	2000	2001	2000

Amortization of capitalized software	$2,951	$1,917	$5,954	$4,545

Percentage of software revenue	11.9%	6.7%	8.5%	8.3%

Other costs of software	2,012	1,955	4,144	4,112

Percentage of software revenue	8.1%	6.9%	5.9%	7.6%

Total cost of software	$4,963	$3,872	$10,098	$8,657

Percentage of software revenue	20.0%	13.6%	14.4%	15.9%

      The increase in cost of software during the three and six months ended August 31, 2001 compared to the same periods in 2000 was primarily a result of increased amortization of capitalized software. The change in other costs of software as a percentage of software revenue resulted from the mix of software sold and related impact on royalties paid to third parties.

      Amortization of Acquired Technology. In connection with our acquisitions of the CSD division of Partminer and SpaceWorks intellectual property during fiscal 2002 and Talus and STG during fiscal 2001 and certain previous acquisitions, we acquired developed technology that we offer as part of our integrated solutions. Acquired technology is amortized over periods ranging from four to six years.

      Cost of Services and Support. Cost of services and support includes primarily personnel and third party contractor costs. Cost of services and support increased 80.1%, or $10.8 million, and 90.3%, or $22.6 million during the three and six months ended August 31, 2001, respectively, as compared to the same periods in 2000. The increase in cost of services and support was primarily attributable to adding the personnel necessary to support the growth in services and support revenue and installed customer base and the Talus acquisition.

      Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense increased 19.6%, or $4.9 million, and 33.2%, or $16.0 million during the three and six months ended August 31, 2001, respectively, as compared to the same periods in 2000. The increase during the three and six months ended August 31, 2001 was primarily due to an increase in the number of direct sales representatives and sales management and increasing the overall sales, marketing and business development employees to 439 at August 31, 2001 compared to 307 at August 31, 2000, as well as an increase in promotional spending, advertising and public relations spending.

      Product Development. Product development expenses include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities. Such costs are primarily from personnel and third party contractors.

      The following table sets forth product development costs for the three and six months ended August 31, 2001 and 2000 (in thousands):

	Three months ended August 31		Six months ended August 31

	2001	2000	2001	2000

Gross product development costs	$23,117	$10,861	$41,988	$20,746

Percentage of total revenue	32.6%	18.7%	26.1%	19.1%

Less: Capitalized software development costs	2,791	2,416	5,227	4,531

Percentage of total revenue	3.9%	4.2%	3.2%	4.2%

Product development costs, as reported	$20,326	$8,445	$36,761	$16,215

Percentage of total revenue	28.6%	14.5%	22.9%	14.9%

      Gross product development costs increased 112.8%, or $12.3 million, and 102.4%, or $21.2 million, during the three and six months ended August 31, 2001, respectively, compared to the same periods in 2000. The increase was due to:

•	Increasing the number of product development employees to 442 at August 31, 2001 compared to 256 at August 31, 2000, an increase of 72.7%;
•	Acquisitions during the first six months of fiscal 2002 and last quarter of fiscal 2001;
•	Increased usage of outside contractors; and
•	Increased number of product development initiatives.

      General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources and information systems functions. General and administrative expenses increased 32.2%, or $1.7 million, and 43.6%, or $4.5 million, during the three and six months ended August 31, 2001, respectively, as compared to the same periods in 2000. The increase was due primarily to increased personnel to support our growth.

      Amortization of Intangibles. Our acquisitions of the CSD division of Partminer and One Release during fiscal 2002 and Talus and STG during fiscal year 2001 and certain previous acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Goodwill and other intangible assets (other than acquired technology) are amortized over periods ranging from two to seven years.

      Non-Cash Stock Compensation (Benefit) Expense. We recognized non-cash stock compensation (benefit) expense of $(11.4) million and $20.7 million, and $(5.5) million and $20.7 million, during the three and six months ended August 31, 2001 and 2000, respectively, associated with stock options that were repriced in January 1999, net of unvested stock options assumed in the Talus acquisition. These amounts are included as a separate component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation.”

Repriced Options:

      In January 1999, we repriced employee stock options, other than those held by executive officers or directors. This resulted in approximately 3.0 million options being repriced and the four-year vesting period starting over. Under FIN 44, repriced options are subject to variable plan accounting, which requires compensation cost or benefit to be recorded each period based on changes in the Company’s stock price until the repriced options are exercised, forfeited or expire. This resulted in a benefit of $12.6 million and $8.0 million during the three and six months ended August 31, 2001, respectively. The initial fair value used to measure the ongoing stock compensation charge or benefit was $22.19 based on the closing price of our common stock on June 30, 2000. As of August 31, 2001, 1.1 million repriced options were still outstanding with a remaining vesting period of approximately 18 months. In future periods, we will record additional charges or benefits related to the repriced stock options still outstanding based on the change in our common stock price compared to the last reporting period. If our stock price at the beginning and end of any reporting period is below $22.19, no charge or benefit will be recorded.

Unvested Stock Options -Talus Acquisition:

      As part of the Talus acquisition, we assumed all outstanding stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $1.2 million and $2.5 million during the three and six months ended August 31, 2001, respectively.

Restructuring costs. In connection with the Company’s decision to centralize certain of its product development functions in Rockville, MD from two remote offices, we incurred an expense of $2.4 million in the three and six months ended August 31, 2001. The costs were primarily attributable to remaining lease obligations, severance and related benefits and employee relocation costs incurred on or prior to August 31, 2001.

Other (Expense) Income, Net:

      Other (expense) income, net, includes interest income from cash equivalents and marketable securities, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense was $(865,000) during the three months ended August 31, 2001 compared to other income of $432,000 in the prior year period, and was $(183,000) during the six months ended August 31, 2001 compared to $715,000 in the prior year period. This change relates primarily to higher interest expense, partially offset by interest income, both as a result of the issuance of $250.0 million of convertible debt during the quarter ended November 30, 2000. We expect interest income to decline in future quarters as a result of a general decline in interest rates. See “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk”.

      During October 2001, Converge, Inc. announced that due to weak market conditions, it was restructuring its business, including suspending its supply chain services offering. As a result of this change in circumstance, the Company is evaluating the carrying value of the Converge Investment. Based on this evaluation, we may reduce the carrying value of the Converge Investment by up to $10.2 million in future periods. See note 6 — “Investments in Businesses” in the Notes to Condensed Consolidated Financial Statements.

(Benefit from) Provision for Income Taxes:

      We recorded an income tax benefit of $9.3 million and $9.5 million during the three and six months ended August 31, 2001, respectively. The effective tax rate differed from the U.S statutory rate primarily due to non-deductible goodwill along with non-cash stock compensation benefit that did not result in an income tax benefit or expense for financial reporting purposes. Excluding the effect of amortization of intangibles and developed technology, non-cash stock compensation (benefit) and restructuring costs, our effective tax rate was approximately 35.4% and 33.6% for the three and six months ended August 31, 2001, respectively.

      As of February 28, 2001, we had net operating loss carryforwards (“NOLs”) for federal, state and foreign tax purposes of $211.0 million, in aggregate. These carryforwards expire in various years between 2001 and 2021. We recorded deferred tax asset valuation allowances against NOLs where it is more likely than not that we will not be able to utilize these future tax benefits.

      As of August 31, 2001, we had net deferred tax assets of $4.1 million. Realization of our net deferred tax assets is dependent upon the Company having sufficient taxable income in future periods to utilize our net operating loss carryforwards before they expire from 2001 to 2021. Continuing losses for tax purposes combined with a reduction in our anticipated taxable income in future periods could cause a portion of our net operating loss carryforwards to expire with a corresponding loss of the related deferred tax asset. An appropriate valuation allowance was recorded at August 31, 2001 based upon the Company’s estimates.

Net Loss:

      We reported a net loss of $21.7 million and $19.7 million, and $45.1 million and $20.8 million, for the three and six months ended August 31, 2001 and 2000, respectively. The increased net loss in the three and six months ended August 31, 2001 compared to the same periods a year ago was primarily due to the intangible amortization directly attributable to our acquisitions over the past nine months and an increased operating loss (excluding non-cash charges), partially offset by a benefit for non-cash stock compensation. Excluding the impact of amortization of intangibles and acquired technology, non-cash stock compensation (benefit) expense, restructuring costs and the related tax effect, we would have reported an adjusted net loss of $10.7 million for the three months ended August 31, 2001 compared to adjusted net income of $1.4 million for the comparable period in the prior year, and an adjusted net loss of $8.5 million for the six months ended August 31, 2001 compared to adjusted net income of $608,000 for the comparable period in the prior year.

Liquidity and Capital Resources:

      Our cash, cash equivalents and marketable securities in aggregate decreased $48.5 million during the six months ended August 31, 2001 to $251.8 million. Working capital decreased $50.6 million to $250.1 million at August 31, 2001. The decrease in cash, cash equivalents, marketable securities and working capital was primarily the result of the CSD Acquisition, SpaceWorks Transaction, the Converge Investment and our semi-annual interest payment on our convertible debt.

      Cash flows (used by) operating activities was $(3.2) million and $(11.4) million, or an improvement of $8.2 million, for the six months ended August 31, 2001 and 2000, respectively. Changes in assets and liabilities provided working capital of $2.7 million during the six months ended August 31, 2001 compared to a use of working capital of $20.9 million during the six months ended August 31, 2000, or an increase of $23.6 million. This increase reflects changes in the Company’s year over year revenue growth trends for the comparable six months and sequential quarterly decline in revenues during the three months ended August 31, 2001, resulting in a decline of receivables and accrued compensation (commission and bonus) during fiscal 2002 compared to significant increases in receivables in fiscal 2001. The increase in working capital provided was offset by a decline in profits from operations, before non-cash charges, of $9.3 million, and a semi-annual interest payment on convertible debt of $6.5 million. Days sales outstanding in accounts receivable decreased to 92 days as of August 31, 2001 from 99 days as of August 31, 2000.

      Cash provided by (used in) investing activities was $31.3 million and $(6.9) million during the six months ended August 31, 2001 and 2000, respectively. Investing activities consist primarily of the sales and purchases of marketable securities, purchases of property and equipment, purchases and capitalization of software and acquisitions and investments in businesses. Sales of marketable securities, net of purchases, was $85.3 million during the six months ended August 31, 2001. Total purchases of property, equipment and software, including capitalized software, were $14.2 million during the six months ended August 31, 2001. We expect purchases of property and equipment to increase in fiscal 2002 and 2003 as we build out our leased new corporate headquarters space. Acquisitions and investments in businesses, net of cash acquired, of $39.7 million, in aggregate, during the six months ended August 31, 2001 relates primarily to the CSD Acquisition, SpaceWorks Transaction and the Converge Investment.

      Cash provided by financing activities was $8.0 million and $5.3 million during the six months ended August 31, 2001 and 2000, respectively. Cash provided by financing activities consisted primarily of proceeds from the exercise of stock options and employee stock plan purchases. We had no balance outstanding under our line of credit at August 31, 2001.

      As of August 31, 2001, we had $250.0 million in 5 % convertible subordinated notes outstanding (“the Notes”). The Notes bear interest at 5.0% per annum, which is payable semi-annually. The Notes mature in November 2007 and are convertible into approximately 5.7 million shares of our common stock at a conversion price of $44.06 per share, subject to adjustment under certain conditions. At any time on or after November 7, 2003, we may redeem the Notes in whole, or from time to time, in part, at our option. Redemption can be made on at least 30 days’ notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, will be as follows:

Redemption Period	Redemption Price

November 7, 2003 through October 31, 2004	103%

November 1, 2004 through October 31, 2005	102%

November 1, 2005 through October 31, 2006	101%

November 1, 2006 through maturity	100%

      We have a one-year committed unsecured revolving credit facility with a commercial bank for $20.0 million. The current agreement is scheduled to expire on October 31, 2001. Under its terms, we may request cash advances, letters of credit or both. We may make borrowings under the facility for short-term working capital purposes or for acquisitions. Acquisition-related borrowings are limited to $7.5 million per acquisition.

      In December 2000, we entered into a ten-year lease agreement for a new headquarters facility in Gaithersburg, MD for approximately 210,000 square feet to replace our existing headquarters facilities. This lease was amended in June 2001 to add approximately 70,000 square feet. We expect to incur approximately $17.0 million in capital expenditures for leasehold improvements and furniture for the new space, which we began to incur during the three months ended August 31, 2001. We expect to move into our new headquarters space during the second calendar quarter of 2002.

      On January 16, 2001, we acquired STG. We may be required to make additional contingent payments to the former stockholders of STG of up to $27.9 million during fiscal 2003 if certain revenue-based performance criteria are met during the 21-month period ending October 31, 2002. The additional contingent payments, if any, would be payable in cash or, in limited circumstances, in common stock at our sole election.

      In the future, we may pursue acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

      We believe that our existing cash, cash equivalents and marketable securities, available borrowings under our credit facility and our anticipated cash flows from operations in future periods will satisfy our existing liquidity and capital requirements for the foreseeable future.

Factors that May Affect Future Results:

In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating us and our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties, that we do not presently know or that we currently deem immaterial, may also materially impair our business, results of operations and financial condition.

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

      We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses in fiscal 1999 and fiscal 2000 and a decline in revenue in fiscal 2000. Since April 1999, we hired a new executive management team, enhanced our supply chain optimization and eMarketplace products and services, expanded the scope of our product and service offerings to include pricing and revenue optimization and improved our direct sales organization. Our ability to continue to achieve operational improvements and improve our financial performance will be subject to a number of risks and uncertainties, including the following:

•	weakening economic conditions which adversely impacted our operating performance during the quarter ended August 31, 2001;
•	slower growth in the market for supply chain management, pricing/revenue optimization and eMarketplace solutions;
•	our ability to introduce new software products and services to respond to technological and client needs;
•	our ability to manage through difficult economic and political environments;
•	our ability to hire, integrate and deploy our direct sales force effectively;
•	our ability to expand our distribution capability through indirect sales channels;
•	our ability to respond to competitive developments and pricing; and
•	our dependence on our current executive officers and key employees.

      If we fail to successfully address these risks and uncertainties, our business could be harmed and we could continue to incur significant losses.

The terrorist attacks that took place in the United States on September 11, 2001, are an unprecedented event that have created many economic and political uncertainties, some of which may harm our business and prospects and our ability in general to conduct business in the ordinary course.

      The terrorist attacks that took place in the United States on September 11, 2001, have adversely impacted many businesses, including the Company, in multiple ways. The national and global responses to these terrorist attacks, many of which are still being formulated, may materially adversely affect us in ways we cannot predict at present. Some of the possible material adverse impacts to our business include, but are not limited to:

•	the lengthening of our sales cycles and implementations, which might result from a number of factors, such as changes in security measures for passenger air travel and reductions in available commercial flights which may make it more difficult for our sales force to schedule face-to-face meetings with prospects and to negotiate and consummate transactions;
•	increased credit and business risk for customers in industries that were severely impacted by the attacks, most notably passenger airlines and other travel and hospitality industries; and
•	possible reductions, delays or postponements, if any, in U.S. government spending on supply chain software and solutions as a result of changes in fiscal funding priorities.

We have experienced significant losses in recent fiscal years. Our future results will be adversely affected by several types of non-cash charges. If we do not achieve or maintain profitability in the future, our stock price may decline.

      We have recently incurred significant losses, including net losses of $45.1 million for the six months ended August 31, 2001, $28.1 million in fiscal 2001, and $8.9 million in fiscal 2000 and $96.1 million in fiscal 1999. We will incur non-cash charges in the future related to the amortization of intangible assets, including acquired technology, and non-cash stock compensation expenses associated with our acquisition of Talus. We will also incur non-cash charges related to the amortization of intangible assets, including acquired technology, relating to the STG Acquisition, One Release Acquisition, CSD Acquisition and SpaceWorks Transaction. In addition, we have incurred and may in the future incur non-cash stock compensation charges related to our stock option repricing. We may also incur non-cash charges in future periods related to impairments of long-lived assets. We cannot assure you that our revenue will grow or that we will achieve profitability in the future. Our ability to increase revenue and achieve profitability will be affected by the other risks and uncertainties described in this section. Our failure to achieve profitability could cause our stock price to decline, and our ability to finance our operations could be impaired.

Our operating results fluctuate, and if we fail to meet the expectations of the investment community in any period, our stock price could suffer further significant declines.

      Our revenue and operating results are difficult to predict, and we believe that period-to-period comparisons of our operating results will not necessarily be indicative of future performance. The factors that may cause fluctuations of our quarterly operating results include the following:

•	the size, timing and contractual terms of licenses and sales of our products and services;
•	customer financial constraints and credit-worthiness;
•	the potentially long and unpredictable sales cycle for our products;
•	technical difficulties in our software that could delay the introduction of new products or increase their costs;
•	introductions of new products or new versions of existing products by us or our competitors;
•	delay or deferral of customer purchases and implementations of our solutions due to weakening economic conditions which adversely impacted our operating performance during the quarter ended August 31, 2001;
•	economic uncertainty and political instability following the terrorist attacks in the United States on September 11, 2001;
•	changes in prices or the pricing models for our products and services or those of our competitors;
•	changes in the mix of our software, services and support revenue;

•	changes in the mix of sales channels through which our products and services are sold; and
•	changes in rules relating to revenue recognition or in interpretations of those rules.

      Due to fluctuations from quarter to quarter, our operating results may not meet the expectations of securities analysts or investors, as was the case for the quarter ended August 31, 2001. If this occurs, the price of our common stock could suffer further significant declines.

Variations in the time it takes us to license our software may cause fluctuations in our operating results.

      The time it takes to license our software to prospective clients varies substantially, but typically ranges between four and twelve months. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the license of our products could cause significant variations in our revenue from quarter to quarter. These delays have occurred on a number of occasions in the past, including, most recently, in our quarter ended August 31, 2001. Furthermore, these fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term and we devote significant time and resources to prospective clients. The length of our sales cycle depends on a number of factors, including the following:

•	the complexities of the supply chain, pricing/revenue and eMarketplace problems our solutions address;
•	the breadth of the solution required by the client, including the technical, organizational and geographic scope of the license;
•	the evaluation and approval process employed by the client;
•	the sales channel through which the solution is sold;
•	the economic conditions in the U.S. and abroad;
•	economic uncertainty and political instability following the terrorist attacks in the United States on September 11, 2001; and
•	any other delays arising from factors beyond our control.

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

      On December 21, 2000, we completed the acquisition of Talus, a privately-held company that provided pricing and revenue optimization products and services. This acquisition is substantially larger than all of our prior acquisitions, not all of which have been successful. In addition to the risks described above in connection with acquisitions generally, the ultimate success of our acquisition of Talus is dependent on factors which include the following:

•	our ability to complete future releases of our pricing and revenue optimization solutions;
•	our ability to protect and maintain Talus’ intellectual property rights;
•	our ability to successfully integrate Talus’ technologies;
•	our ability to retain and motivate Talus’ employees;
•	market acceptance of the products Talus has commercially developed to date;
•	our ability to fulfill our strategic plan for the acquisition of Talus by integrating our supply chain and eMarketplace capabilities and products with Talus’ pricing and revenue optimization products;
•	market acceptance of EPO solutions;
•	our ability, together with Talus, to cross-sell products and services into our respective markets; and
•	the outcome of disputes and litigation which have arisen in the ordinary course of business.

Our acquisition of Talus will adversely affect our combined financial results.

      We have incurred and will continue to incur substantial dilution to our earnings per share in accordance with generally accepted accounting principles for the foreseeable future as a result of the Talus Acquisition. In connection with the acquisition, we will amortize approximately $22.8 million of deferred compensation related to unvested stock options over four years. Further, we expect to incur an amortization charge of approximately $82 million related to goodwill and other intangible assets during our fiscal year ending February 28, 2002.

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

      We directly compete with other application software vendors including: Adexa, Inc., Aspen Technology, Inc., The Descartes Systems Group Inc., i2 Technologies, Inc., Logility, Inc., PROS Revenue Management, Retek, Inc., Sabre, Inc., SAP AG, SynQuest and YieldStar Technology. Some eMarketplace software companies that do not currently offer directly competitive products or solutions, such as Ariba, Inc. and Commerce One, may begin to compete directly with us. In addition, some ERP companies such as Invensys plc (which acquired Baan Company N.V.), J.D. Edwards & Company, Oracle Corporation and PeopleSoft, Inc. have acquired or developed and are developing supply chain planning, pricing/revenue optimization or eMarketplace solutions. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than us, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and adversely affect our revenue growth and operating performance.

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

      Our software is complex and is frequently integrated with a wide variety of third-party software. We may license software that contains undetected errors or failures when new software is first introduced or as new versions are released. We may not be able to discover errors in our software until our customers install and use a given product or until the volume of services that a product provides increases. These problems may result in claims for damages suffered by our clients, a loss of, or delays in, the market acceptance of our solutions, client dissatisfaction and potentially lost revenue during the period required to correct these errors.

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

      We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others, that we believe can play important roles in marketing our products and solutions. We are currently investing, and intend to continue to invest significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with which we are developing or maintaining marketing relationships have commercial relationships with our competitors. Therefore, there can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially and adversely affect our business, results of operations and financial condition.

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

If we fail to field an effective sales organization, our ability to grow will be limited.

      We have recently reduced our sales force as a result of weakening economic conditions. In order to grow our revenue, our existing sales force will have to be more productive and we will have to expand our sales force in future periods. Our past efforts to expand our sales organization have required significant resources. New sales personnel will require training and may take a long time to achieve full productivity. There is no assurance that we can attract and retain qualified sales people at levels sufficient to support our growth. Any failure to adequately sell and support our products could limit our growth and adversely affect our financial performance.

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

      We currently conduct operations in a number of countries around the world. These operations require significant management attention and financial resources and subject us to risks inherent in doing business internationally, such as:

•	regulatory requirements;
•	difficulties in staffing and managing foreign operations;
•	longer collection cycles;
•	foreign currency risk;
•	legal uncertainties regarding liability, ownership and protection of intellectual property;
•	tariffs and other trade barriers;
•	seasonal reductions in business activities;
•	potentially adverse tax consequences; and
•	economic and political instability following the terrorist attacks in the United States on September 11, 2001.

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

      In response to the poor performance of our stock price between May 1998 and January 1999, we offered to reprice employee stock options, other than those held by our executive officers or directors, effective January 29, 1999, to bolster employee retention. The effect of this repricing resulted in options to acquire approximately 3.0 million shares being repriced and the four-year vesting period starting over. The recently adopted FASB Interpretation No. 44 of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” requires us to record compensation expense or benefit associated with the change in the market price of these options. The changes in our common stock market price since the FASB-mandated measurement date of July 1, 2000 resulted in a non-cash stock benefit of $12.6 million and $8.0 million during the three and six-month periods ended August 31, 2001 and an expense of $11.1 million being recorded for the year ended February 28, 2001. In each future quarter, we will record the additional expense or benefit related to the repriced stock options still outstanding, to the extent that our stock price is greater than $22.19, based on the change in our common stock price as compared to the measurement date. As a result, the repricing may continue to have a material adverse impact on reported financial results and could therefore negatively affect our stock price.

We may be subject to future liability claims, and our company and products’ reputation may suffer.

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

      In November 2000, we completed a convertible debt offering of $250.0 million in 5% subordinated convertible notes that are due November 2007. Our indebtedness could have important consequences for investors. For example, it could:

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

      Certain of our executive officers have entered into pre-established trading plans pursuant to which they sold a total of approximately 515,000 shares of our common stock in January 2001 and approximately 253,000 shares in April 2001 and approximately 318,000 shares in the three months ended August 31, 2001. Gregory Owens, our Chairman and Chief Executive Officer, has recently terminated his trading plan. Our other executive officers who have established trading plans are scheduled to sell up to approximately 100,000 shares per quarter after each of the second and third quarters of fiscal 2002, subject to the terms of their trading plans. Based on the market price of our stock during September 2001, and the first two weeks of October 2001, no shares would be sold under these trading plans. The quarterly sales will continue until the trading plans are modified or terminated. Certain of our other executive officers and directors may establish similar plans to sell shares on a quarterly basis. The sale of these shares may cause the market price of our stock to decline.

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

      The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly operating results;
•	weakening economic conditions;
•	economic and political uncertainty following the terrorist attacks in the United States on September 11, 2001;
•	announcements of technological innovations;
•	new products or services offered by us or our competitors;
•	changes in financial estimates by securities analysts;
•	conditions or trends in the market for EPO, SCM, PRO and eMarketplace solutions;
•	changes in the performance and/or market valuations of our current and potential competitors and the software industry in general;
•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;
•	adverse or unfavorable publicity regarding us or our products;
•	adverse or unfavorable publicity regarding our competitors, including their products and implementation efforts;
•	additions or departures of key personnel;
•	our sales of additional equity securities; and
•	other events or factors that may be beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Foreign Currency Risk. Revenue outside of the United States was 28.5% and 26.9% during the three and six months ended August 31, 2001, respectively, and 30.7%, 40.1% and 33.9% in fiscal 2001, 2000 and 1999, respectively. International sales usually are made by our foreign subsidiaries in the local currencies and the expenses incurred by foreign subsidiaries are denominated in the local currencies.

      Interest Rate Risk. Our marketable securities and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities and national, state and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of marketable securities held at August 31, 2001 was $20.0 million and $103.9 million at February 28, 2001.

      We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

      The United States Federal Reserve Board influences the general market rates of interest. The Federal Reserve Board has decreased the discount rate to 2.0% recently. This action has led to a general market decline in interest rates.

      The weighted average yield on interest-bearing investments held as of August 31, 2001 was approximately 3.7%. Based on our investment holdings at August 31, 2001, a 100 basis point decline in the average yield would reduce our annual interest income by $2.3 million.

PART II — OTHER INFORMATION

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

      The Company has previously reported its legal proceedings with Information Resources, Inc. (“IRI”) arising from the acquisition of certain assets in March 1997. A dispute over revenue streams that IRI alleges it is entitled to is being arbitrated. IRI seeks a total of $15.9 million in damages. The Company contends that the conditions to these amounts becoming due have not been satisfied and that no amounts are due IRI, because, among other reasons, of a failure of consideration in the overall transaction. Arbitration of this matter was scheduled to commence in early November 2001. We have recently been advised that the arbitrator will not be able to serve in this dispute. No replacement arbitrator has yet been chosen. Accordingly, the Company does not know when the arbitration will be conducted. A related claim concerning the breach of a separate Non-Competition and Non-Solicitation Agreement filed in the Circuit Court of Cook County, Illinois is awaiting resolution of the arbitration.

      As previously reported, on November 29, 2000, the Company filed a lawsuit against VirtualFund.com, Inc., in the United States District Court for the District of Maryland alleging that VirtualFund.com, Inc. is in anticipatory breach of its obligations under a software license agreement among the Company and VirtualFund.com, Inc. and its affiliates. The Company sought at least $4.5 million in damages. VirtualFund.com, Inc. counterclaimed that the contract is invalid and sought return of $2.5 million in fees and other unspecified damages. In July 2001, the Company and VirtualFund.com, Inc. settled all claims. The settlement of these claims did not have a material impact on the Company’s results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 27, 2001, the Company held its 2001 Annual Meeting of Stockholders. At the meeting, the stockholders voted on the following:

•	Class III directors, with terms expiring in 2004, Hau L. Lee (with 59,256,504 affirmative votes and 164,885 votes against) and William G. Nelson (with 59,252,162 affirmative votes and 169,227 votes against.) Gregory J. Owens, J. Michael Cline, Steven A. Denning, Esther Dyson, Lynn C. Fritz, Joseph H. Jacovini and Thomas A. Skelton all continue their terms as directors.;
•	The approval of an amendment to the Company’s 1998 Stock Option Plan to increase the number of shares of common stock authorized to be issued by 10,000,000 shares to 20,475,800 shares (37,366,384 affirmative, 14,595,809 votes against, 57,581 abstentions and 7,401,615 no votes.); and
•	The approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 100 million shares to 300 million shares (46,572,162 affirmative votes, 5,414,303 votes against, 33,309 abstentions and 7,401,615 no votes.)

No other matters were submitted to stockholders for action at the annual meeting.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.1	First Amendment to Lease Agreement, dated December 19, 2000, between the Company and DANAC Corporation, incorporated by reference to exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended May 31, 2001.

10.2	Amended and Restated 1998 Stock Option Plan of the Company, effective on July 27, 2001, incorporated by reference to exhibit 10 to the Company’s registration statement on Form S-8, filed on August 24, 2001.

(b)           There were no current reports on Form 8-K filed during the quarter ended August 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2001.

MANUGISTICS GROUP, INC.
(Registrant)

______________
Date: October 15, 2001

/s/Raghavan Rajaji Raghavan Rajaji Executive Vice President and Chief Financial Officer (Principal financial officer)

/s/ Jeffrey T. Hudkins Jeffrey T. Hudkins Vice President, Controller and Chief Accounting Officer (Principal accounting officer)