Form 10-Q
period 2001-11-30
MANUGISTICS GROUP INC
filed 2002-01-11
CIK 908440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended November 30, 2001

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

Yes X No _________

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68.3 million shares of common stock, $.002 par value per share, as of January 7, 2002.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -	3
	November 30, 2001 and February 28, 2001 (Unaudited)

	Condensed Consolidated Statements of Operations –	4
	Three and nine months ended November 30, 2001 and 2000 (Unaudited)

	Condensed Consolidated Statements of Cash Flows –	5
	Nine months ended November 30, 2001 and 2000 (Unaudited)

	Notes to Condensed Consolidated Financial Statements – November	6
	30, 2001 (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and	12
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 6.	Exhibits and Reports on Form 8-K	34

	SIGNATURES	34

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	November 30, 2001	February 28, 2001

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$208,801	$196,362
Marketable securities	15,000	103,946
Accounts receivable, net of allowance for doubtful accounts of $9,830 and $5,604 at November 30, 2001 and February 28, 2001, respectively	78,797	84,211
Deferred tax assets	8,840	9,175
Other current assets	10,070	12,536

Total current assets	321,508	406,230
NONCURRENT ASSETS:
Property and equipment, net of accumulated depreciation	21,905	19,275
Software development costs, net of accumulated amortization	14,678	15,709
Deferred tax assets	6,099	—
Goodwill, net of accumulated amortization	287,180	335,651
Other intangible assets and noncurrent assets, net of accumulated amortization	82,278	70,396

TOTAL ASSETS	$733,648	$847,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,942	$9,923
Accrued compensation	10,025	19,539
Other accrued liabilities	29,311	34,371
Deferred revenue	40,785	41,729

Total current liabilities	89,063	105,562
NONCURRENT LIABILITES:
Long-term debt	250,348	250,133
Deferred tax liabilities	—	16,062
Other	5,875	5,183

Total noncurrent liabilities	256,223	271,378
COMMITMENTS AND CONTINGENCIES (Note 3)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock, $.002 par value per share; 300,000 and 100,000 shares authorized at November 30, 2001 and February 28, 2001, respectively; 68,939 and 67,518 issued, and 68,185 and 66,765 outstanding at November 30, 2001 and February 28, 2001, respectively	138	135
Additional paid-in capital	622,859	621,824
Treasury stock, 754 shares, at cost	(717)	(717)
Deferred compensation	(10,622)	(19,316)
Accumulated other comprehensive loss	(2,945)	(1,324)
Accumulated deficit	(220,351)	(130,281)

Total stockholders’ equity	388,362	470,321

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$733,648	$847,261

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2001	2000	2001	2000
REVENUE:
Software	$22,150	$35,807	$92,015	$90,290
Services	27,575	20,557	82,629	49,096
Support	19,020	13,632	54,875	39,279

Total revenue	68,745	69,996	229,519	178,665

OPERATING EXPENSES:
Cost of revenue:
Cost of software	4,750	4,307	14,848	12,964
Amortization of acquired technology	2,654	36	6,553	110

Cost of services and support	23,598	14,198	71,212	39,213
Non-cash stock compensation expense (benefit) for cost of services and support	535	(1,373)	(390)	4,864

Sales and marketing expenses	26,889	30,710	91,002	78,844
Non-cash stock compensation expense (benefit) for sales and marketing	537	(3,000)	(2,166)	4,349

Product development expenses	17,232	8,964	53,993	25,179
Non-cash stock compensation expense (benefit) for product and development	115	(1,240)	(1,393)	4,103

General and administrative expenses	6,375	5,972	21,170	16,282
Non-cash stock compensation expense (benefit) for general and administrative	116	(460)	(211)	1,322

Amortization of intangibles	21,800	575	62,730	1,714

Restructuring costs	4,193	—	6,612	—

IRI settlement	3,115	—	3,115	—

Total operating expenses	111,909	58,689	327,075	188,944

(LOSS) INCOME FROM OPERATIONS	(43,164)	11,307	(97,556)	(10,279)
OTHER (EXPENSE) INCOME, NET	(12,250)	306	(12,433)	1,021

(LOSS) INCOME BEFORE INCOME TAXES	(55,414)	11,613	(109,989)	(9,258)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(10,434)	2,190	(19,919)	2,154

NET (LOSS) INCOME	$(44,980)	$9,423	$(90,070)	$(11,412)

NET (LOSS) INCOME PER SHARE:
BASIC	$(0.66)	$0.16	$(1.33)	$(0.20)

DILUTED	$(0.66)	$0.14	$(1.33)	$(0.20)

SHARES USED IN NET (LOSS) INCOME PER SHARE CALCULATION:
BASIC	68,142	57,969	67,736	57,378

DILUTED	68,142	66,224	67,736	57,378

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended November 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,070)	$(11,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,384	13,742
Amortization of debt issuance costs	855	—
Deferred income taxes	(22,389)	(13,389)
Tax benefit from stock options exercised	—	11,970
Non-cash stock compensation (benefit) expense	(4,160)	14,638
Loss on investments	10,604	—
Other	1,034	(38)
Changes in assets and liabilities:
Accounts receivable	7,057	(35,415)
Other assets	2,002	3,603
Accounts payable	(1,253)	(179)
Accrued compensation	(9,559)	4,416
Other liabilities	(3,089)	5,089
Deferred revenue	(1,055)	5,865

Net cash used in operating activities	(25,639)	(1,110)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(30,644)	—
Investments in businesses	(10,150)	(1,000)
Proceeds from sale of investment	362	—
Investments and sales of marketable securities, net	90,254	4,763
Purchases of property and equipment, net	(8,323)	(5,542)
Capitalization and purchases of software	(10,674)	(8,985)

Net cash provided by (used in) investing activities	30,825	(10,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations, net	(116)	(167)
Proceeds from issuance of convertible debt, net of issuance costs	(180)	242,500
Proceeds from exercise of stock options and employee stock plan purchases	8,567	9,262
Net change in line of credit	—	(6,000)

Net cash provided by financing activities	8,271	245,595

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	(1,018)	270
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,439	233,991
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	196,362	41,803

CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,801	$275,794

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2001

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

2. Net (Loss) Income Per Share

     Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding. Diluted net (loss) income per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company’s convertible subordinated debt. The dilutive effect of options and warrants of 2.8 million shares, 5.5 million shares and 7.4 million shares were excluded from the calculation of diluted net loss per share for the three month period ended November 30, 2001, and the nine month periods ended November 30, 2001 and 2000, respectively, as including them would have been anti-dilutive due to the Company’s reported net loss for those periods. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for all periods presented since it was anti-dilutive. The Company’s convertible debt may be exchanged for up to approximately 5.7 million shares of the Company’s common stock in future periods.

     The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	November 30,		November 30,
	2001	2000	2001	2000

Weighted average common shares	68,142	57,969	67,736	57,378
Dilutive potential common shares	—	8,255	—	—

Shares used in diluted computation	68,142	66,224	67,736	57,378
Net (loss) income	$(44,980)	$9,423	$(90,070)	$(11,412)

Basic net (loss) income per share	$(0.66)	$0.16	$(1.33)	$(0.20)

Diluted net (loss) income per share	$(0.66)	$0.14	$(1.33)	$(0.20)

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

     The Company has previously reported its legal proceedings with Information Resources, Inc. (“IRI”) arising from the acquisition of certain assets from IRI in March 1997. IRI’s claims involving revenue streams was submitted to arbitration. IRI sought a total of $15.9 million in damages. The Company contended that the conditions to these amounts becoming due have never been satisfied and that no amounts were due to IRI, because, among other reasons, of a failure of consideration in the overall transaction.

     In December 2001, the Company and IRI settled their dispute. The Company has agreed to pay to IRI an aggregate of approximately $8.6 million in various installments on or before September 2002. The payment obligation has two components. The first component requires the Company to make cash payments totaling approximately $4.7 million in installments to IRI, the last of which shall be made on or before April 2002. In addition, the Company has agreed to issue shares of its common stock to IRI in payment of the remaining $3.9 million to be paid to IRI, under certain circumstances, or pay cash. The number of shares to be issued shall be determined by dividing $3.9 million by the closing price of our common stock reported by Nasdaq National Market System on the day a registration statement relating to the shares becomes effective. We have the right to pay all or a part of such remaining amount in cash in lieu of shares. In addition, IRI has the right, under certain circumstances in the future, to require the Company to pay cash in lieu of all or a portion of the shares.

     As part of the settlement, we agreed to prepare and file with the Securities and Exchange Commission (the “SEC”), a registration statement on Form S-3 under the Securities Act of 1933 relating to the issuance of our shares to IRI. We further agreed to deliver the shares promptly after the SEC had declared the registration statement effective.

     The Company had recorded a liability of approximately $5.5 million in prior years related to this matter. Such amount was included in other accrued liabilities in the condensed consolidated balance sheet as of February 28, 2001.

     The Company has previously reported that Grocery Logistics Limited has filed a claim against the Company and Manugistics U.K. Limited alleging that the implementation of software failed to meet the requirements of its contract for the supply of software, support, maintenance and training services. The claim alleges damages in the range of approximately $6.5 to $11.0 million. A trial date has been set for April 9, 2002, and is estimated to take five weeks.

4. Comprehensive Loss

     Other comprehensive loss relates primarily to foreign currency translation losses and unrealized gains or losses on investments in marketable securities. The following table sets forth the comprehensive loss for the three and nine months ended November 30, 2001 and 2000 (dollar amounts in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2001	2000	2001	2000

Net (loss) income	$(44,980)	$9,423	$(90,070)	$(11,412)
Other comprehensive income (loss)	24	(1,147)	(1,621)	(958)

Total comprehensive (loss) income	$(44,956)	$8,276	$(91,691)	$(12,370)

5. Acquisitions

     On May 17, 2001, the Company acquired certain assets of One Release, LLC and its affiliates (the “One Release Acquisition”), a software engineering services and systems business, for $4.3 million of common stock (135,793 shares). The Company may also pay up to an additional $1.0 million in contingent consideration if certain performance criteria are attained during the first year after the acquisition date. The One Release Acquisition was accounted for using the purchase method of accounting. The results of operations for One Release have been included in the Company’s operations since the acquisition date. The Company allocated approximately $5.7 million to assembled workforce, which is included in other intangible assets and noncurrent assets, net of accumulated amortization, net of accumulated amortization, in the condensed consolidated balance sheet as of November 30, 2001.

     On May 31, 2001, the Company acquired the collaborative sourcing and design assets of Partminer CSD, Inc., as well as related assets from its parent, Partminer, Inc. and its affiliates (the “CSD Acquisition”) for cash. Partminer CSD, Inc. is a developer of product design and sourcing software. The CSD Acquisition included developed technology, existing customer contracts, personnel and other intangible assets. The CSD Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Intangible assets related to the CSD Acquisition include developed technology and goodwill. Contemporaneously, in another transaction, the Company entered into a software license agreement with Partminer, Inc. for various products for use in its electronic components procurement and sourcing business.

     On July 25, 2001, the Company acquired the intellectual property and certain other assets of SpaceWorks, Inc. (“the SpaceWorks Transaction”) for cash. SpaceWorks, Inc. software provides solutions that help enable companies to automate complex order-related activities. The SpaceWorks Transaction was accounted for as a purchase of developed technology, which is included in other intangible assets and noncurrent assets, net of accumulated amoritization, in the condensed consolidated balance sheet as of November 30, 2001.

     Total aggregate cash consideration paid in the CSD Acquisition and the SpaceWorks Transaction was $28.3 million during the nine months ended November 30, 2001.

6. Investments in Businesses

     On May 30, 2001, the Company purchased approximately $10.2 million of preferred stock of Converge, Inc. (the “Converge Investment”). Converge, Inc. is a private marketplace exchange for components used by electronics and high technology manufacturers. Founding investors in Converge, Inc. include Agilent Technologies, Inc., Compaq Computer Corporation and Hewlett-Packard Company, among others. The Converge Investment is accounted for under the cost method of accounting for investments. In a separate transaction approximately two weeks prior to the Converge Investment, the Company entered into a software license agreement with Converge, Inc. for various products for use in its marketplace exchange business.

     During the three months ended November 30, 2001, the Company recorded an impairment loss of approximately $10.2 million relating to an other-than temporary decline in the fair value of its equity investment in Converge, Inc. The impairment was recorded to reflect the investment at fair value. As of November 30, 2001, the Company’s recorded basis in the Converge Investment was reduced to $0 due to concerns about the ability of Converge to continue funding its operations in light of current market conditions in the high technology sector. The impairment loss is included in other (expense) income in the condensed consolidated statements of operations for the three and nine months ended November 30, 2001.

7. Restructuring

     Fiscal 2002 Restructuring Plans. During June 2001, the Company adopted a restructuring plan in order to centralize certain of its product development functions in Rockville, MD from two remote offices. This resulted in the closure of one office and reduction of space occupied in another office, as well as the relocation and termination of approximately 10 and 40 employees, respectively. As a result, the Company recorded a restructuring charge to operations related to the product development consolidation of approximately $2.4 million during the three months ended August 31, 2001.

     During October 2001, the Company announced and implemented an additional restructuring plan designed to reduce expenses as a result of expected reduction in revenues caused primarily by client concerns about committing to large capital projects in the face of weakening global economic conditions. Actions taken included a reduction in the Company workforce and a reduction in the amount of office space to be used in certain of the Company’s leased facilities. Involuntary employee terminations have totaled 123 across most business functions and geographic regions through November 30, 2001. All terminated employees were notified by November 30, 2001 and four were still employed by the company as of November 30, 2001. The Company recorded a charge for severance and related benefits of approximately $1.9 million during the three months ended November 30, 2001. The Company recorded a facility charge of approximately $2.3 million during the three months ended November 30, 2001 resulting from approximately $0.7 million related to the abandonment of leased office space in two offices as well as approximately $1.6 million from the expected loss of sublease rental income on office space closed in fiscal 1999. These costs include management’s best estimates of the remaining lease obligations and loss of sublease rental income.

     Fiscal 1999 Restructuring Plan. During the third and fourth quarters of fiscal 1999, the Company implemented a restructuring plan (“1999 Plan”) aimed at reducing costs and returning the Company to profitability. The 1999 Plan resulted in (i) a reduction of the Company’s total workforce by 412 positions, across all divisions, primarily located in the United States, (ii) the abandonment of future lease commitments on office facilities that were closed as part of the 1999 Plan, and (iii) write-downs of operating assets, goodwill and capitalized software made in accordance with SFAS 121.

     The following table sets forth a summary of the restructuring charges, payments made against those charges and the remaining liabilities as of November 30, 2001 (in thousands):

	Balance as of Feb	Utilization of cash	Balance as of May	Charges	Utilization of cash	Balance as of Aug	Charges	Utilization of cash	Balance as of Nov
	28, 2001	Q1FY02	31, 2001	Q2FY02	Q2FY02	31, 2001	Q3FY02	Q3FY02	30, 2001

Lease obligations and terminations	$3,440	$(647)	$2,793	$1,353	$(271)	$3,875	$2,300	$(223)	$5,952
Severance and related benefits	—	—	—	425	(171)	254	1,893	(1,456)	691
Relocation	—	—	—	497	(138)	359	—	(179)	180
Write-down of leasehold improvements	—	—	—	144	—	—	—	—	—

Total	$3,440	$(647)	$2,793	$2,419	$(580)	$4,488	$4,193	$(1,858)	$6,823 (1)

(1)	$2.8 million and $4.0 million is included in other accrued current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet as of November 30, 2001.

8. Income Taxes

     An income tax benefit of $10.4 million and $19.9 million was recorded for the three and nine-month periods ended November 30, 2001, respectively. Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. Based on the Company’s historical taxable income and estimates of future profitability, management has concluded that future income will more likely than not be insufficient to cover all of its deferred tax assets. Management believes that an appropriate valuation allowance was recorded at November 30, 2001 based upon the Company’s estimates. The deferred tax asset recorded at November 30,

2001, net of the valuation allowance, is based on the Company’s historical taxable income and estimates of future profitability. Management will continue to monitor its estimates of future profitability based on evolving business conditions.

9. Reclassifications

     Certain prior year information has been reclassified to conform to the current year presentation.

10. Supplemental Cash Flow Information

     Total interest paid by the Company for the nine months ended November 30, 2001 and 2000 was $12.6 million and $0.5 million, respectively.

11. New Accounting Pronouncements

     On March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and 138. SFAS 133 requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard had no material impact on the Company’s financial statements.

     In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations.” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been impaired, these assets must be tested for impairment and write-downs may be necessary. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. SFAS 142 will also require recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No 121 (“SFAS 121”) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite.

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

     The Company is required to adopt the provisions of SFAS 141 and SFAS 142 on March 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations completed after June 30, 2001. Early adoption and retroactive application of these Standards are not permitted. However, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until February 28, 2002. The Company will stop amortizing goodwill at that time, but will continue amortizing other intangible assets. At this time we have not determined how goodwill will be allocated to specific reporting units upon adoption of SFAS 142 on March 1, 2002. Additionally, we have not appraised the value of any such reporting units. Accordingly, we have not yet made a determination about whether or not an impairment charge will be necessary upon adoption of the new standard. Beginning in our fiscal year 2003, we expect a reduction in our quarterly amortization expense of approximately $20.4 million for the quarter ending May 31, 2002, $18.9 million for the quarters ending August 31, 2002 and November 30, 2002 and $17.9 million for the quarter ending February 28, 2003, based on our current amortization schedule. The Company will need to periodically evaluate the recoverability of its goodwill. It is possible that the Company may incur impairment charges upon the adoption of SFAS 141 and SFAS 142 in the future.

     In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No. 30 (“APB 30”, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt the provisions of SFAS 144 effective March 1, 2002, and does not expect adoption of this standard to have any material impact on the Company’s financial statements.

     In November, 2001, the Financial Accounting Standards Board issued a Staff Announcement Topic No. D-103 (“Topic D-103”), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” Topic D-103 establishes that reimbursements received for “out-of-pocket” expenses should be characterized as revenue in the income statement. The Company is required to adopt the guidance effective March 1, 2002. Currently the Company records “out-of-pocket” expense reimbursements as a reduction of operating expenses. Beginning in fiscal 2003, the Company will record these reimbursements as revenue which will result in increased services revenue and increased operating expenses. Comparative financial statements for prior year information will be reclassified to conform to the new presentation. The Company is in the process of determining the effect on services revenue and operating expenses. The application of Topic D-103 will not result in any impact to operating or net income in any past or future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading global provider of Enterprise Profit OptimizationTM (EPO) solutions. We provide solutions for supplier relationship management (SRM), supply chain management (SCM), and pricing and revenue optimization (PRO). Our solutions help companies lower operating costs, improve customer service, increase revenues, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in both how goods and services are brought to market (supplier relationship management, supply chain management) and how they are sold (pricing and revenue optimization). EPO solutions provide additional benefits by combining the proven cost-reducing power of SRM and SCM solutions and the revenue-enhancing capacity of PRO solutions. These solutions integrate pricing, forecasting, and operational planning and execution to help enhance margins across the enterprise and the extended trading network.

     Our SRM solutions help improve the activities required to design, source, and procure goods and to collaborate more effectively with key suppliers of direct materials. Our SCM solutions enable a company to plan and execute its supply chain processes. These processes include manufacturing, distribution and service operations, and collaboration with a company’s extended trading network of suppliers and customers. Our PRO solutions help optimize a company’s demand chain, including pricing and promotions to all customers through all channels, with the aim of balancing the trade-offs between profits and other strategic objectives such as market share. We also provide strategic consulting and implementation services to our clients as part of our solutions.

     Increasing global competition, shortening product life cycles and more demanding customers are forcing businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. We were an early innovator in solutions that allow collaboration among our clients and their customers and suppliers. Our first Internet-ready products were commercially available in late 1997. We focus the development of our technology on meeting the changing needs of companies in the markets we serve, including the need to do business in new electronic marketplaces. We offer solutions to companies in many industries including apparel, footwear, & textiles; automotive; chemical & energy; communications & high technology; consumer packaged goods; food & agriculture; forest products; financial services; government & public sector; life sciences; retail; third party logistics and travel, transport & hospitality. Our customer base of approximately 1,100 clients includes large, multinational enterprises such as 3Com; Amazon.com; Boeing Co.; BP Amoco Corp.; Brown & Williamson Tobacco Corp.; Caterpillar; Cisco Systems Inc.; Coca-Cola Bottling Co. Consolidated; ComPaq; DuPont; eConnections; Ford Motor Company; General Electric; Harley-Davidson, Inc.; Hormel Foods Corp.; Levi Strauss & Co.; Marriott; Nestle; Texas Instruments; Timberland; Unilever Home & Personal Care, USA; and United Airlines as well as mid-sized enterprises.

     During the three months ended August 31, 2001, we experienced delays in consummating software license transactions, especially during the last few days of the period. The delays were caused primarily by prospects’ concerns about committing to large capital projects in the face of weakening global economic conditions. We believe that these concerns were heightened further by the terrorist attacks in the United States on September 11, 2001 making it difficult for us to accurately forecast our revenues while global economic conditions were uncertain. Our software revenue and total revenue decreased $20.2 million and $18.8 million during the three months ended August 31, 2001 compared to the three months ended May 31, 2001, or 44.9% and 21.0%, respectively. During the three months ended November 30, 2001, our software revenue and total revenue remained at reduced levels; both declining slightly from the quarter ended August 31, 2001. Based on improvements in closure rates on software license transactions late in our fiscal third quarter and the level of software transactions closed in December 2001, we expect our total revenue to increase during the quarter ended February 28, 2002 compared to the quarterly period ended November 30, 2001. See “Forward Looking Statements” and “Factors That May Effect Future Results.”

     In response to the downturn in the economy during fiscal 2002, the Company has enacted several cost containment measures to reduce its operating cost structure, including the 2002 restructuring plans. In addition to reducing its workforce, the Company has also enacted additional cost cutting measures, including a temporary mandatory leave without pay program for all United States employees, a voluntary leave without pay program in Europe, a reduction in the use of outside contractors, a reduction in professional service providers and reduced travel expenses. The mandatory leave program in the

United States began on October 1, 2001 and is expected to last throughout the remainder of fiscal 2002. The voluntary leave without pay program in Europe began on January 1, 2002 and is expected to last approximately six months.

     With these cost containment programs in place, the Company was able to reduce its spending by approximately $7.8 million in aggregate across all functional areas during the three months ended November 30, 2001 compared to the three months ended August 31, 2001.

RESULTS OF OPERATIONS

     The following table includes the consolidated statements of operations data for the three and nine months ended November 30, 2001 and 2000 expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2001	2000	2001	2000

REVENUE:
Software	32.2%	51.1%	40.1%	50.5%
Services	40.1%	29.4%	36.0%	27.5%
Support	27.7%	19.5%	23.9%	22.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Cost of revenue:
Cost of software	6.9%	6.1%	6.5%	7.3%
Amortization of acquired technology	3.9%	0.1%	2.9%	0.1%
Cost of services and support	34.3%	20.3%	31.0%	21.9%
Sales and marketing	39.1%	43.9%	39.6%	44.1%
Product development	25.1%	12.8%	23.5%	14.1%
General and administrative	9.3%	8.5%	9.2%	9.1%
Amortization of intangibles	31.7%	0.8%	27.3%	1.0%
Non-cash stock compensation expense (benefit)	1.9%	(8.7)%	(1.8)%	8.2%
Restructuring charge	6.1%	—	2.9%	—
IRI settlement	4.5%	—	1.4%	—

Total operating expenses	162.8%	83.8%	142.5%	105.8%

(Loss) income from operations	(62.8)%	16.2%	(42.5)%	(5.8)%
Other (expense) income, net	(17.8)%	0.4%	(5.4)%	0.6%

(Loss) income before income taxes	(80.6)%	16.6%	(47.9)%	(5.2)%
(Benefit from) provision for income taxes	(15.2)%	3.1%	(8.7)%	1.2%

Net (loss) income	(65.4)%	13.5%	(39.2)%	(6.4)%

     The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated, excluding non-cash stock compensation expense (benefit) which are shown below (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2001	2000	2001	2000

Cost of services and support	$535	$(1,373)	$(390)	$4,864
Sales and marketing	537	(3,000)	(2,166)	4,349
Product development	115	(1,240)	(1,393)	4,103
General and administrative	116	(460)	(211)	1,322

Total	$1,303	$(6,073)	$(4,160)	$14,638

See “Non-cash Stock Compensation Expense (Benefit) “ for further detail.

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

     When we provide services that are considered essential to the functionality of software products sold or if software sold requires significant development, modification or customization, we account for the software and services revenue in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”, which requires us to use the percentage-of-completion method of revenue recognition. Revenue is recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

     Total revenue decreased 1.8%, or $1.3 million, and increased 28.5%, or $50.9 million, during the three and nine months ended November 30, 2001, respectively, compared to the same periods in 2000. The decrease in total revenue during the three-month comparable periods resulted primarily from the weakened global economy and global political uncertainty, which led to fewer closed software transactions and lower average sales prices (see “Software” below.) The increase in total revenue during the nine-month comparable period was primarily due to:

•	increased market acceptance for our products and services;

•	an increased customer base desiring training, consulting and implementation services;

•	an increase in the number of clients that have licensed our software and entered into annual support arrangements; and

•	the acquisition of Talus Solutions, Inc. (“Talus”) in December 2000.

     Software. Software revenue decreased 38.1%, or $13.7 million, and increased 1.9%, or $1.7 million, for the three and nine months ended November 30, 2001, respectively, as compared to the same periods in 2000. The decrease in software revenue during the three months ended November 30, 2001 was primarily due to economic uncertainty and a related decline in information technology spending, including software. Despite the weakening economic conditions during fiscal 2002, software revenue during the nine months ended November 30, 2001 increased over the nine-month comparable period. This increase was primarily due to increased market acceptance for our software products and solutions and the acquisition of Talus.

     We had 24 and 81 significant software license transactions during the three and nine months ended November 30, 2001, respectively, compared to 30 and 78 during the comparable prior year periods. The average size of our significant software transactions was $843,000 and $1.2 million for the three months ended November 30, 2001 and 2000, respectively, and $1.1 million for both nine month periods ended November 30, 2001 and 2000, respectively. Significant software license transactions are those with a value of $100,000 or greater recognized within the quarter.

     The following table summarizes the number of software transactions of $1.0 million or greater:

	Three months ended		Nine months ended
	November 30,		November 30,
	2001	2000	2001	2000

All software transactions equal to or greater than $1.0 million	9	14	25	33
Software transactions equal to or greater than $2.5 million	1	3	8	8
Software transactions equal to or greater than $6.0 million	0	1	2	1

     We believe the reduction in software transactions of $1.0 million or greater and average selling price during the three months ended November 30, 2001 is primarily the result of companies becoming more cautious and deliberate regarding commitments to large capital expenditures due to the global economic slowdown. See “Forward Looking Statements” and “Factors That May Effect Future Results.”

     Services. Services revenue increased 34.1%, or $7.0 million, and 68.3%, or $33.5 million, for the three and nine months ended November 30, 2001, respectively, as compared to the same periods in 2000. The increase in services revenue during the three and nine months ended November 30, 2001 was primarily due to an increased number of software transactions and related implementations over the past several quarters through May 31, 2001, an increased customer base desiring training, consulting and implementation services and the Talus acquisition. Services revenue tends to track software license transactions in prior periods.

     Support. Support revenue increased 39.5%, or $5.4 million, and 39.7%, or $15.6 million, for the three and nine months ended November 30, 2001, respectively, as compared to the same periods in 2000. The increase in support revenue during the three and nine months ended November 30, 2001 was due to the increase in the number of clients that have licensed our software and entered into annual support arrangements. Support revenue tends to track software license transactions in prior periods. In the past, we have experienced a high rate of renewed annual support contracts. There can be no assurance that this renewal rate will continue.

     International Revenue. We market and sell our software and services internationally primarily in Europe, Asia, Canada and Latin America. Revenue outside of the United States was 30.8% and 43.9% of total revenue, or $21.2 million and $30.7 million, during the three months ended November 30, 2001 and 2000, respectively, and 28.1% and 30.3% of total revenue, or $64.4 million and $54.2 million, during the nine months ended November 30, 2001 and 2000, respectively. The decrease in international revenue for the three-month period was primarily attributable to the effect of the global economic slowdown on us beginning in the quarter ended August 31, 2001. The increase in this revenue for the nine months ended November 30, 2001 resulted from our efforts to expand our presence and selling efforts outside of the United States. We believe increasing international revenue is important to growth in both revenue and profitability and may lower our overall exposure to unfavorable economic conditions in specific regions.

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

     A summary of capitalized software development costs and related amortization is shown below (in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2001	2000	2001	2000

Capitalized software development costs	$2,484	$2,229	$7,711	$6,760
Amortization of capitalized software	(2,568)	(2,322)	(8,522)	(6,867)

Net expense	$(84)	$(93)	$(811)	$(107)

     Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of license fees for the three and nine months ended November 30, 2001 and 2000 (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2001	2000	2001	2000

Amortization of capitalized software	$2,568	$2,322	$8,522	$6,867
Percentage of software revenue	11.6%	6.5%	9.2%	7.6%
Other costs of software	2,182	1,985	6,326	6,097
Percentage of software revenue	9.8%	5.5%	6.9%	6.8%

Total cost of software	$4,750	$4,307	$14,848	$12,964
Percentage of software revenue	21.4%	12.0%	16.1%	14.4%

     The increase in cost of software during the three and nine months ended November 30, 2001 compared to the same periods in 2000 was primarily a result of increased amortization of capitalized software. The increase in other costs of software as a percentage of software revenue resulted from the mix of software sold and related impact on royalties paid to third parties.

     Amortization of Acquired Technology. In connection with our acquisitions of the CSD division of Partminer and SpaceWorks intellectual property during fiscal 2002, and Talus and STG Holdings, Inc. (the “STG Acquisition”) during fiscal 2001, and certain previous acquisitions, we acquired developed technology that we offer as part of our integrated solutions. Acquired technology is amortized over periods ranging from four to six years.

     Cost of Services and Support. Cost of services and support primarily includes personnel and third party contractor costs. Cost of services and support increased 66.2%, or $9.4 million, and 81.6%, or $32.0 million, during the three and nine months ended November 30, 2001, respectively, as compared to the same periods in 2000. The increase in cost of services and support was primarily attributable to adding the personnel necessary to support the growth in services and support revenue and installed customer base and the Talus acquisition.

     Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased 12.4%, or $3.8 million, and increased 15.4%, or $12.2 million, during the three and nine months ended November 30, 2001, respectively, as compared to the same periods in 2000. The decrease during the three months ended November 30, 2001 was primarily due to lower sales commissions resulting from decreased software sales and a decrease in promotional spending, advertising and public relations spending compared to the same period in 2000. The increase during the nine months ended November 30, 2001 was primarily due to an increase in the number of direct sales representatives and sales management and increasing the overall sales, marketing and business development employees to 414 at November 30, 2001 compared to 348 at November 30, 2000, as well as an increase in promotional spending, advertising and public relations spending.

     Product Development. Product development expenses include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities. Such costs are primarily from personnel and third party contractors.

     The following table sets forth product development costs for the three and nine months ended November 30, 2001 and 2000 (in thousands):

	Three months ended		Nine months ended
	November 30,		November 30,
	2001	2000	2001	2000

Gross product development costs	$19,716	$11,193	$61,704	$31,939
Percentage of total revenue	28.7%	16.0%	26.9%	17.9%
Less: Capitalized software development costs	2,484	2,229	7,711	6,760
Percentage of total revenue	3.6%	3.2%	3.4%	3.8%

Product development costs, as reported	$17,232	$8,964	$53,993	$25,179
Percentage of total revenue	25.1%	12.8%	23.5%	14.1%

     Gross product development costs increased 76.2%, or $8.5 million, and 93.2%, or $29.8 million, during the three and nine months ended November 30, 2001, respectively, compared to the same periods in 2000. The increase was due to:

•	Increasing the number of product development employees to 385 at November 30, 2001 compared to 276 at November 30, 2000, an increase of 39.5%;

•	Acquisitions during the first six months of fiscal 2002 and fourth quarter of fiscal 2001;

•	Increased usage of outside contractors; and

•	Increased number of product development initiatives.

     General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses increased 6.7%, or $0.4 million, and 30.0%, or $4.9 million, during the three and nine months ended November 30, 2001, respectively, as compared to the same periods in 2000. The increase during the three and nine months ended November 30, 2001 was due primarily to an increase of personnel to support our growth.

     Amortization of Intangibles. Our acquisitions of the CSD division of Partminer and One Release assets during fiscal 2002 and Talus and STG Holdings, Inc. (“STG”) during fiscal year 2001 and certain previous acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Goodwill and other intangible assets (other than acquired technology) are amortized over periods ranging from two to seven years.

     Non-Cash Stock Compensation Expense (Benefit). We recognized non-cash stock compensation expense (benefit) of $1.3 million and $(4.2) million, and $(6.1) million and $14.6 million, during the three and nine months ended November 30, 2001 and 2000, respectively, associated with stock options that were repriced in January 1999, net of unvested stock options assumed in the Talus acquisition. These amounts are included as a separate component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation.”

Repriced Options:

     In January 1999, we repriced certain employee stock options, other than those held by executive officers or directors. This resulted in approximately 3.0 million options being repriced and the four-year vesting period starting over. Under FIN 44, repriced options are subject to variable plan accounting, which requires compensation cost or benefit to be recorded each period based on changes in the Company’s stock price until the repriced options are exercised, forfeited or expire. This resulted in a benefit of $0 and $8.0 million during the three and nine months ended November 30, 2001. The initial fair value of the stock used to measure the ongoing stock compensation charge or benefit was $22.19 based on the closing price of our common stock on June 30, 2000. Since our stock price at the beginning and end of the three months ended November 30, 2001 was below $22.19, no charge or benefit was recorded during the quarter. As of November 30, 2001, 1.0 million repriced options were still outstanding with a remaining vesting period of approximately 15 months. In future periods, we will record additional charges or benefits related to the repriced stock options still outstanding based on the change in our common stock price compared to the last reporting period. If our stock price at the beginning and end of any reporting period is below $22.19, no charge or benefit will be recorded.

Unvested Stock Options -Talus Acquisition:

     As part of the Talus acquisition, we assumed all outstanding options to purchase shares of Talus common stock, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $1.3 million and $3.7 million during the three and nine months ended November 30, 2001, respectively.

     Restructuring costs. During our second and third quarters of our current fiscal year, the Company adopted two restructuring plans. In connection with the Company’s decision to implement these plans, we incurred an expense of $4.2 million and $6.6 million in the three and nine months ended November 30, 2001, respectively. The costs were primarily attributable to remaining lease obligations, severance and related benefits and employee relocation costs incurred on or prior to November 30, 2001. See note 7 – “Restructuring” in the Notes to Condensed Consolidated Financial Statements.

     IRI settlement. The IRI settlement charge of $3.1 million in the three and nine month periods ended November 30, 2001 represents the amount in excess of a liability accrued in prior years for the resolution of a dispute between the Company and Information Resources, Inc. (“IRI”). See note 3 – “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements.

Other (Expense) Income, Net:

     Other (expense) income, net, includes interest income from cash equivalents and marketable securities, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense was $(12.3) million during the three months ended November 30, 2001 compared to other income of $306,000 in the prior year period, and was $(12.4) million during the nine months ended November 30, 2001 compared to $1.0 million in the prior year period. This change relates primarily to the Company recording an impairment loss of approximately $10.2 million relating to an other-than temporary decline in the fair value of its equity investment in Converge (see note – 6 “Investments in Businesses” in the Notes to Condensed Consolidated Financial Statements), and higher interest expense as a result of the issuance of $250.0 million of convertible debt during the quarter ended November 30, 2000, offset by higher interest income in fiscal 2002 periods as a result of higher average invested cash and marketable securities.

(Benefit from) Provision for Income Taxes:

     We recorded an income tax benefit of $10.4 million and $19.9 million during the three and nine months ended November 30, 2001, respectively. The effective tax rate differed from the U.S statutory rate primarily due to non-deductible goodwill along with non-cash stock compensation expense (benefit) and impairment loss on the Converge Investment that did not result in an income tax benefit or expense for financial reporting purposes. Excluding the effect of amortization of intangibles and developed technology, non-cash stock compensation expense (benefit), the Converge Investment impairment, the IRI settlement and restructuring costs, our effective tax rate was approximately 37.9% and 35.7% for the three and nine months ended November 30, 2001, respectively.

     As of February 28, 2001, we had net operating loss carryforwards (“NOLs”) for federal, state and foreign tax purposes of $211.0 million, in aggregate. These carryforwards expire in various years between 2002 and 2021. We recorded deferred tax asset valuation allowances against NOLs where it is more likely than not that we will not be able to utilize these future tax benefits.

     As of November 30, 2001, we had net deferred tax assets of $14.9 million. Realization of our net deferred tax assets is dependent upon the Company having sufficient taxable income in future periods to utilize our net operating loss carryforwards before they expire from 2002 to 2021. Continuing losses for tax purposes combined with a reduction in our anticipated taxable income in future periods could cause a portion of our net operating loss carryforwards to expire with a corresponding loss of the related deferred tax asset. Management believes that an appropriate valuation allowance was recorded at November 30, 2001 based upon the Company’s estimates. Management will continue to monitor its estimates of future profitability based on evolving business conditions.

Net Loss:

     We reported a net loss of $45.0 million and net income of $9.4 million, and a net loss of $90.1 million and $11.4 million, for the three and nine months ended November 30, 2001 and 2000, respectively. The increased net loss in the three and nine months ended November 30, 2001 compared to the same periods a year ago was primarily due to amortization of intangibles directly attributable to our acquisitions over the past year, the Converge Investment impairment, the IRI settlement, restructuring costs and an increased operating loss (excluding non-cash charges), offset by the effect of non-cash stock compensation expense (benefit). Excluding the impact of amortization of intangibles and acquired technology, non-cash stock compensation expense (benefit), the Converge Investment impairment, the IRI settlement, restructuring costs and the related tax effects, we would have reported a net loss of $7.6 million for the three months ended November 30, 2001 compared to net income of $3.7 million for the comparable period in the prior year, and a net loss of $16.1 million for the nine months ended November 30, 2001 compared to net income of $4.3 million for the comparable period in the prior year.

Liquidity and Capital Resources:

     Our cash, cash equivalents and marketable securities in the aggregate decreased $76.5 million during the nine months ended November 30, 2001 to $223.8 million. Working capital decreased $68.3 million to $232.4 million at November 30, 2001. The decrease in working capital was primarily the result of cash payments for the CSD Acquisition, SpaceWorks Transaction, the Converge Investment and two semi-annual interest payments on our convertible debt, as well as losses from operations and severance and lease payments related to our restructuring plans.

     Cash flows used by operating activities was $(25.6) million and $(1.1) million for the nine months ended November 30, 2001 and 2000, respectively. Changes in assets and liabilities used working capital of $(5.9) million during the nine months ended November 30, 2001 compared to a use of working capital of $(16.6) million during the nine months ended November 30, 2000, or an improvement of $10.7 million. This improvement reflects changes in the Company’s year over year revenue growth trends for the comparable nine months and sequential quarterly decline in revenues during the three months ended August 31, 2001 and November 30, 2001, resulting in a decline of receivables, deferred revenue and accrued compensation (commission and bonus) during fiscal 2002 compared to significant increases in fiscal 2001. The decreased use in working capital provided was offset by a decline in profits from operations, before non-cash charges, of $38.6 million. Days sales outstanding (“DSO”) in accounts receivable increased to 103 days as of November 30, 2001 from 92 days as of November 30, 2000. The increase in DSO’s from the comparable reporting period was caused by a higher percentage of quarterly software license transactions closing during the final weeks of the three month period ended November 30, 2001 compared to the prior year.

     Cash provided by (used in) investing activities was $30.8 million and $(10.8) million during the nine months ended November 30, 2001 and 2000, respectively. Investing activities consist primarily of the sales and purchases of marketable securities, purchases of property and equipment, purchases and capitalization of software and acquisitions and investments in businesses. Sales of marketable securities, net of purchases, was $90.3 million during the nine months ended November 30, 2001. Total purchases of property, equipment and software, including capitalized software, were $19.0 million during the nine months ended November 30, 2001. We expect purchases of property and equipment to increase in fiscal 2002 and 2003 as we build out our new leased corporate headquarters space. Acquisitions and investments in businesses, net of cash acquired, of $40.8 million, in aggregate, during the nine months ended November 30, 2001, relate primarily to the CSD Acquisition, SpaceWorks Transaction and the Converge Investment.

     Cash provided by financing activities was $8.3 million and $245.6 million during the nine months ended November 30, 2001 and 2000, respectively. Cash provided by financing activities during the nine months ended November 30, 2001 consisted primarily of proceeds from the exercise of stock options and employee stock plan purchases. Cash provided by financing activities during the nine months ended November 30, 2000 consisted primarily of net proceeds from the issuance of $250.0 million in convertible subordinated notes in October and November 2000, as well as proceeds from the exercise of stock options and employee stock plan purchases. We had no balance outstanding under our line of credit at November 30, 2001.

     As of November 30, 2001, we had $250.0 million in 5% convertible subordinated notes outstanding (“the Notes”). The Notes bear interest at 5.0% per annum, which is payable semi-annually. The Notes mature in November 2007 and are convertible into approximately 5.7 million shares of our common stock at a conversion price of $44.06 per share, subject to adjustment under certain conditions. On or after November 7, 2003, we may redeem the Notes in whole, or from time to time, in part, at our option. Redemption can be made on at least 30 days’ notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price

November 7, 2003 through October 31, 2004	103%
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

     We have a one-year unsecured revolving credit facility with a commercial bank for $20.0 million. The current agreement has been extended and is scheduled to expire on January 31, 2002. Management expects the facility to be renewed by January 31, 2002. Under its terms, we may request cash advances, letters of credit or both. We may make borrowings under the facility for short-term working capital purposes or for acquisitions. Acquisition-related borrowings are limited to $7.5 million per acquisition.

     In December 2000, we entered into a ten-year lease agreement for a new headquarters facility in Gaithersburg, MD for approximately 210,000 square feet to replace expiring leases in our existing Maryland facilities. This lease was amended in June 2001 to add approximately 70,000 square feet. We expect to incur approximately $9.0 million in capital expenditures for leasehold improvements in the new space, which we began to incur during the three months ended August 31, 2001. We expect to move into our new headquarters space during the second calendar quarter of 2002. We will also procure approximately $8.0 million of furniture and telecommunications equipment for the new space under capital lease agreements.

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

     We believe that our existing cash, cash equivalents and marketable securities, available borrowings under our credit facility and our anticipated cash flows from operations in future periods will be sufficient to satisfy our existing liquidity and capital requirements for the foreseeable future.

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

Risks Related to Our Business

THE TERRORIST ATTACKS THAT TOOK PLACE IN THE UNITED STATES ON SEPTEMBER 11, 2001 WERE UNPRECEDENTED EVENTS THAT HAVE CREATED MANY ECONOMIC AND POLITICAL UNCERTAINTIES, SOME OF WHICH MAY HARM OUR BUSINESS AND PROSPECTS AND OUR ABILITY IN GENERAL TO CONDUCT BUSINESS IN THE ORDINARY COURSE.

     The terrorist attacks that took place in the United States on September 11, 2001, and thereafter in the United States and elsewhere in the world have adversely impacted many businesses, including the Company, in multiple ways. The national and global responses to these terrorist attacks, some of which are still being formulated, may materially adversely affect us in ways we cannot predict at present. Some of the possible material adverse impacts to our business include, but are not limited to:

•	the reduced ability to do business in the ordinary course as it is customarily conducted, resulting from a variety of factors, including changes or disruptions in movement and sourcing of materials, goods and components or the possible interruption in the flow of information or monies;

•	a lengthening of our sales cycles and implementations, which might result from a number of factors, including among others changes in security measures for passenger air travel and reductions in available commercial flights which may make it more difficult for our sales force to schedule face-to-face meetings with prospects and to negotiate and consummate transactions;

•	increased credit and business risk for customers in industries that were severely impacted by the attacks, including passenger airlines and other travel and hospitality industries; and

•	possible reductions, delays or postponements, if any, in capital expenditures as a result of changes in priorities and approval processes.

AS A RESULT OF SIGNIFICANT CHANGES IN OUR MANAGEMENT, PERSONNEL AND PRODUCTS, YOU MAY HAVE DIFFICULTY EVALUATING OUR PROSPECTS BASED ON OUR SIGNIFICANT LOSSES IN RECENT FISCAL YEARS.

     We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses in fiscal 1999 and fiscal 2000 and a decline in revenue in fiscal 2000. Since late in our second quarter of fiscal 2002, we have again experienced a decline in revenue, due to weakening economic conditions and the affects resulting from the terrorist attacks of September 11, 2001. Since April 1999, we hired a new executive management team, enhanced our supply chain optimization products and services, expanded the scope of our product and service offerings to include supplier relationship management, and pricing and revenue optimization and improved our direct sales organization. Our ability to continue to achieve operational improvements and improve our financial performance will be subject to a number of risks and uncertainties, including the following:

•	weakening economic conditions which adversely impacted our operating performance during the quarters ended August 31, and November 30, 2001;

•	slower growth in the markets for SRM, SCM, and PRO solutions;

•	our ability to introduce new software products and services to respond to technological and client needs;

•	our ability to manage through difficult economic and political environments;

•	our ability to hire, integrate and deploy our direct sales force effectively;

•	our ability to expand our distribution capability through indirect sales channels;

•	our ability to respond to competitive developments and pricing; and

•	our dependence on our current executive officers and key employees.

     If we fail to successfully address these risks and uncertainties, our business could be harmed and we could continue to incur significant losses.

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT LOSSES. OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF NON-CASH CHARGES. IF WE DO NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE, OUR STOCK PRICE MAY DECLINE.

     We have recently incurred significant losses, including net losses of $90.1 million for the nine months ended November 30, 2001, $28.1 million in fiscal 2001, $8.9 million in fiscal 2000 and $96.1 million in fiscal 1999. We will incur non-cash charges in the future related to the amortization of intangible assets, including acquired technology and non-cash stock compensation expenses associated with our acquisition of Talus Solutions, Inc. (Talus). We will also incur non-cash charges related to the amortization of intangible assets, including acquired technology, relating to the acquisition of STG Holdings, Inc., and certain assets of One Release LLC, PartMiner Inc.’s CSD business and SpaceWorks Inc. In addition, we have incurred and may in the future incur non-cash stock compensation charges related to our stock option repricing. During the quarter ended November 30, 2001, we announced that we were required to write off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. We may also incur other non-cash charges in future periods related to impairments of long-lived assets. We cannot assure you that our revenue will grow or that we will achieve profitability in the future. Our ability to increase revenue and achieve profitability will be affected by the other risks and uncertainties described in this section. Our failure to achieve profitability could cause our stock price to decline, and our ability to finance our operations could be impaired.

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

     Our revenue and operating results are difficult to predict, and we believe that period-to-period comparisons of our operating results will not necessarily be indicative of future performance. The factors that may cause fluctuations of our quarterly operating results include the following:

•	the size, timing and contractual terms of licenses and sales of our products and services;

•	customer financial constraints and credit-worthiness;

•	the potentially long and unpredictable sales cycle for our products;

•	technical difficulties in our software that could delay the introduction of new products or increase their costs;

•	introductions of new products or new versions of existing products by us or our competitors;

•	delay or deferral of customer purchases and implementations of our solutions due to weakening economic conditions which adversely impacted our operating performance during the quarters ended August 31, and November 30, 2001;

•	increased economic uncertainty and political instability following the terrorist attacks which began in the United States on September 11, 2001;

•	changes in prices or the pricing models for our products and services or those of our competitors;

•	changes in the mix of our software services and support revenue;

•	changes in the mix of software products we sell and related impact on third-party royalty payments;

•	changes in the mix of sales channels through which our products and services are sold; and

•	changes in rules relating to revenue recognition or in interpretations of those rules.

     Due to fluctuations from quarter to quarter, our operating results may not meet the expectations of securities analysts or investors, as was the case for the quarter ended August 31, 2001. If this occurs, the price of our common stock could suffer further significant declines.

VARIATIONS IN THE TIME IT TAKES US TO LICENSE OUR SOFTWARE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

     The time it takes to license our software to prospective clients varies substantially, but typically has ranged historically between four and twelve months. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the license of our products could cause significant variations in our revenue from quarter to quarter. These delays have occurred on a number of occasions in the past, including, most recently, in our quarters ended August 31, and November 30, 2001. Furthermore, these fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term and we devote significant time and resources to prospective clients. The length of our sales cycle depends on a number of factors, including the following:

•	the complexities of the SRM, SCM and PRO problems our solutions address;

•	the breadth of the solution required by the client, including the technical, organizational and geographic scope of the license;

•	the evaluation and approval process employed by the client;

•	the sales channel through which the solution is sold;

•	the economic conditions in the United States and abroad;

•	increased economic uncertainty and political instability following the terrorist attacks which began in the United States on September 11, 2001; and

•	any other delays arising from factors beyond our control.

THE SIZE AND SCOPE OF OUR CONTRACTS WITH CLIENTS ARE INCREASING, WHICH MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

     Our clients and prospective clients are seeking to solve increasingly complex SRM, SCM and PRO problems. Further, we are focused on providing more comprehensive solutions for our clients, as opposed to only licensing software. As the complexity of the problems our clients seek to solve increases, the size and scope of our contracts with clients increase. As a result, our operating results could fluctuate due to the following factors:

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

     We experienced significant difficulties with the integration of the products and operations of ProMIRA Software, Inc. (ProMIRA) and TYECIN Systems, Inc. (TYECIN), which we acquired in fiscal 1998 and 1999, respectively. These difficulties included problems integrating the prior ProMIRA sales forces and the delayed releases of the in-process technology acquired as part of the transaction. In addition, as a result of the poor financial performance we experienced in fiscal 1999, the technology acquired in conjunction with the TYECIN acquisition was not integrated into our solutions and, therefore, revenue generated from this technology has been nominal. Similar difficulties with future acquisitions could materially and adversely affect our business, results of operations and financial condition.

WE MAY ENCOUNTER PROBLEMS EFFECTIVELY INTEGRATING TALUS.

     On December 21, 2000, we completed the acquisition of Talus, a privately-held company that provided PRO products and services. This acquisition was substantially larger than all of our prior acquisitions, not all of which have been successful. In addition to the risks described above in connection with acquisitions generally, the ultimate success of our acquisition of Talus is dependent on factors which include the following:

•	our ability to complete future releases of our PRO solutions;

•	our ability to protect and maintain Talus’ intellectual property rights;

•	our ability to successfully integrate Talus’ technologies;

•	our ability to retain and motivate Talus’ employees;

•	market acceptance of the products Talus has commercially developed to date;

•	our ability to fulfill our strategic plan for the acquisition of Talus by integrating our SRM and SCM capabilities and products with Talus’ PRO products;

•	market acceptance of EPO solutions;

•	our ability, together with Talus, to cross-sell products and services into our respective markets; and

•	the outcome of disputes and litigation which have arisen in the ordinary course of business.

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

WE DEPEND ON SALES OF OUR SRM, SCM AND PRO SOLUTIONS, AND OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED IF THE MARKET FOR OUR PRODUCTS DOES NOT CONTINUE TO GROW.

     Substantially all of our software revenue, service revenue and support revenue have arisen from, or are related directly to, our SRM, SCM and PRO solutions. We expect to continue to be dependent upon these solutions in the future, and any factor adversely affecting the solutions or the markets for SRM, SCM and PRO solutions, in general, would materially and adversely affect our ability to generate revenue. While we believe the markets for SRM, SCM and PRO solutions will continue to expand, they may grow more slowly than in the past. If the markets for our solutions do not grow as rapidly as we expect, revenue growth, operating margins, or both, could be adversely affected.

COMPANIES ARE RE-EVALUATING THEIR SUPPLIER AND CLIENT RELATIONSHIPS AND SOME ARE ADJUSTING THEIR SERVICE LEVELS AND OTHER SUPPLY CHAIN MANAGEMENT SETTINGS AND LEVELS IN A MANNER THAT MAY HAVE AN ADVERSE AFFECT ON OUR ABILITY TO SELL OUR SRM AND SCM SOLUTIONS.

     Since September 11, 2001, companies are re-evaluating the nature of their relationships with suppliers and clients and some are adjusting their service levels and other supply chain management settings and levels to address risks arising out of the terrorists attacks and the resulting increased economic and political uncertainties, in ways that may adversely affect the benefits historically achieved through use of our solutions, which could have a material adverse affect on our ability to market and sell our SRM and SCM solutions.

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

MANY OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO AND, THEREFORE, WE MAY BE AT A DISADVANTAGE IN COMPETING WITH THEM.

We directly compete with other application software vendors including: Adexa, Inc., Aspen Technology, Inc., The Descartes Systems Group Inc., i2 Technologies, Inc., Logility, Inc., PROS Revenue Management, Retek, Inc., Sabre, Inc., SAP AG, SynQuest and YieldStar Technology. Some eMarketplace software companies that do not currently offer directly competitive products or solutions, such as Ariba, Inc. and Commerce One, may begin to compete directly with us. In addition, some ERP companies such as Invensys plc (which acquired Baan Company N.V.), J.D. Edwards & Company, Oracle Corporation and PeopleSoft, Inc. have acquired or developed and are developing supply chain planning, pricing/revenue optimization or SCM, SRM and PRO solutions. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than us, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and adversely affect our revenue growth and operating performance.

IF THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES FAILS TO KEEP PACE WITH OUR INDUSTRY’S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE MATERIALLY AND

ADVERSELY AFFECTED.

     The markets for SRM, SCM and PRO solutions are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend, in part, upon our ability to enhance existing applications and develop and introduce new applications or capabilities that:

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

WE ARE DEPENDENT ON THIRD-PARTY SOFTWARE THAT WE INCORPORATE INTO AND INCLUDE WITH OUR PRODUCTS AND SOLUTIONS, AND IMPAIRED RELATIONS WITH THESE THIRD PARTIES, DEFECTS IN THIRD-PARTY SOFTWARE OR THE INABILITY TO ENHANCE THEIR SOFTWARE OVER TIME COULD HARM OUR BUSINESS.

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

WE ARE SUBSTANTIALLY DEPENDENT ON THIRD PARTIES TO INTEGRATE OUR SOFTWARE WITH OTHER SOFTWARE PRODUCTS AND PLATFORMS.

     We depend on companies such as Peregrine Systems, Inc., Vignette Corporation, and webMethods, Inc. to integrate our software with software and platforms developed by third parties. If these companies are unable to develop or maintain software that effectively integrates our software and is free from errors, our ability to license our products and provide solutions could be impaired. Further, we rely on these companies to maintain relationships with the companies that provide the external software that is vital to the functioning of our products and solutions. The loss of any company that we use to integrate our software products could adversely affect our business, results of operations and financial condition.

OUR EFFORTS TO DEVELOP RELATIONSHIPS WITH VENDORS SUCH AS SOFTWARE COMPANIES, CONSULTING FIRMS, RESELLERS AND OTHERS TO IMPLEMENT AND PROMOTE OUR SOFTWARE PRODUCTS MAY FAIL.

     We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others, that we believe can play important roles in marketing our products and solutions. We are currently investing, and intend to continue to invest, significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with which we are developing or maintaining marketing relationships have commercial relationships with our competitors. Therefore, there can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially and adversely affect our business, results of operations and financial condition.

WE HAVE ONLY RECENTLY ENTERED INTO CONTRACTS WITH GOVERNMENTAL AGENCIES. THESE CONTRACTS OFTEN INVOLVE LONG PURCHASE CYCLES AND COMPETITIVE PROCUREMENT PROCESSES.

     We have recently begun providing our solutions to government agencies and expect that a significant portion of our future revenue may be derived from government agency clients. Obtaining government contracts may involve long purchase cycles, competitive bidding, qualification requirements, congressional appropriations, delays in funding, budgetary constraints and extensive specification development and price negotiations. In order to facilitate the sales of our commercial software and services to the federal government we hold a Government Services Administration Federal Supply Services Schedule for Information Technology (IT) and Management Organizational and Business Improvement Services (MOBIS). Each government agency maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Government agencies also often retain a significant portion of fees payable upon completion of a project and collection of such fees may be delayed for several months. Accordingly, our revenue could decline as a result of these government procurement processes. In addition, it is possible that, in the future, some of our government contracts may be fixed price contracts which may prevent us from recovering costs incurred in excess of our budgeted costs. Fixed price contracts may require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and to complete the project on a timely basis. In the event our actual costs exceed the fixed contract cost, we will not be able to recover the excess costs. If we fail to properly anticipate costs on fixed price contracts, our profit margins will decrease. Some government contracts are also subject to termination or re-negotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Multi-year contracts are contingent on overall budget approval by Congress and may be terminated due to lack of funds.

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

     Our past efforts to expand our sales organization have required significant resources. New sales personnel require training and may take a long time to achieve full productivity. There is no assurance that we can attract and retain qualified sales people at levels sufficient to support our growth. Any failure to adequately sell our products could limit our growth and adversely affect our financial performance.

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

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

     We currently conduct operations in a number of countries around the world. These operations require significant management attention and financial resources and subject us to risks inherent in doing business internationally, such as:

•	regulatory requirements;

•	difficulties in staffing and managing foreign operations;

•	longer collection cycles;

•	foreign currency risk;

•	legal uncertainties regarding liability, ownership and protection of intellectual property;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities;

•	potentially adverse tax consequences; and

•	increased economic and political instability following the terrorist attacks in the United States on September 11, 2001.

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

EXPENSES ARISING FROM OUR STOCK OPTION REPRICING MAY HAVE A MATERIAL ADVERSE IMPACT ON FUTURE PERFORMANCE.

     In response to the poor performance of our stock price between May 1998 and January 1999, we offered to reprice employee stock options, other than those held by our executive officers or directors, effective January 29, 1999, to bolster employee retention. As a result of our offer, options to acquire approximately 3.0 million shares were repriced, of which options to purchase a total of approximately 1,045,350 shares are currently outstanding as of November 30, 2001. In addition, the four-year vesting period of the repriced options started over. The recently adopted FASB Interpretation No. 44 of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” requires us to record compensation expense or benefit associated with the change in the market price of these options. The changes in our common stock market price since the FASB-mandated measurement date of July 1, 2000 resulted in a non-cash stock benefit of $0 million and $8.0 million during the three and nine-month periods ended November 30, 2001, respectively, and an expense of $11.1 million being recorded for the year ended February 28, 2001. In each future quarter, we will record the additional expense or benefit related to the repriced stock options still outstanding, to the extent that our stock price is greater than $22.19, based on the change in our common stock price as compared to the measurement date. As a result, the repricing may continue to have a material adverse impact on reported financial results and could therefore negatively affect our stock price.

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

RISKS RELATED TO OUR INDUSTRY

LACK OF GROWTH OR DECLINE IN INTERNET USAGE COULD BE DETRIMENTAL TO OUR FUTURE OPERATING RESULTS.

     The growth of the Internet has increased demand for SRM, SCM and PRO solutions, as well as created markets for new and enhanced product offerings. Therefore, our future sales and profits are substantially dependent upon the Internet as a viable commercial medium. The continued success of the Internet as a viable commercial medium may be adversely affected for a number of reasons, including: :

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

     The occurrence of any of these factors could require us to modify our technology and our business strategy. Any such modifications could require us to expend significant amounts of resources. In the event that the Internet does not remain a viable commercial medium, our business, financial condition and results of operations could be materially and adversely affected.

NEW LAWS OR REGULATIONS AFFECTING THE INTERNET OR COMMERCE IN GENERAL COULD REDUCE OUR REVENUE AND ADVERSELY AFFECT OUR GROWTH.

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

RISKS RELATED TO THE SALE OF OUR COMMON STOCK

SCHEDULED SALES OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK BY OUR EXECUTIVE OFFICERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Certain of our executive officers have entered into pre-established trading plans pursuant to which they sold a total of approximately 515,000 shares of our common stock in January 2001, approximately 253,000 shares in April 2001, and approximately 318,000 shares in the three months ended August 31, 2001. (Several of these executive officers have terminated their plans.) Our other executive officers who have established trading plans are scheduled to sell up to approximately 70,000 shares per quarter, subject to the terms of their trading plans, which terms include price floors below which no shares or a reduced amount of shares will be sold. The quarterly sales will continue until the trading plans are modified or terminated. Certain of our other executive officers and directors may establish similar plans to sell shares on a quarterly basis. The sale of these shares may cause the market price of our stock to decline.

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.

     Our charter and our bylaws, in conjunction with Delaware law, contain provisions that could make it more difficult for a third party to obtain control of us even if doing so would be beneficial to stockholders. For example, our bylaws provide for a classified board of directors and allow our board of directors to expand its size and fill any vacancies without stockholder approval. Furthermore, our board has the authority to issue preferred stock and to designate the voting rights, dividend rate and privileges of the preferred stock all of which may be greater than the rights of common stockholders. .

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

     The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly operating results;

•	weakening economic conditions;

•	increased economic and political uncertainty following the terrorist attacks in the United States on September 11, 2001;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the market for EPO, SRM, SCM and PRO solutions;

•	changes in the performance and/or market valuations of our current and potential competitors and the software industry in general;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;

•	adverse or unfavorable publicity regarding us or our products;

•	adverse or unfavorable publicity regarding our competitors, including their products and implementation efforts;

•	additions or departures of key personnel;

•	our sales of additional equity securities; and

•	other events or factors that may be beyond our control.

     In addition, the stock markets in general, The Nasdaq National Market and the equity markets for software companies in particular, have recently experienced extraordinary price and volume volatility and a significant cumulative decline in recent months. Such volatility and decline have adversely affected the stock prices for many companies irrespective of or disproportionately to the operating performance of these companies. These broad market and industry factors may materially and adversely further affect the market price of our common stock, regardless of our actual operating performance. .

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Foreign Currency Risk. Revenue outside of the United States was 30.8% and 28.1% during the three and nine months ended November 30, 2001, respectively, and 30.7%, 40.1% and 33.9% in fiscal 2001, 2000 and 1999, respectively. International sales usually are made by our foreign subsidiaries in the local currencies and the expenses incurred by foreign subsidiaries are denominated in the local currencies.

     Interest Rate Risk. Our marketable securities and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities and national, state and local government agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of marketable securities held at November 30, 2001 was $15.0 million and at February 28, 2001 was $103.9 million.

     We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term time deposits of the local bank. Such operating cash balances held at banks outside the United States are denominated in the local currency.

     The United States Federal Reserve Board influences the general market rates of interest. The Federal Reserve Board has decreased the discount rate to 1.75% recently. This action has led to a general market decline in interest rates.

     The weighted average yield on interest-bearing investments held as of November 30, 2001 was approximately 2.9%. Based on our investment holdings at November 30, 2001, a 100 basis point decline in the average yield would reduce our annual interest income by $2.2 million.

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

     The Company has previously reported its legal proceedings with Information Resources, Inc. (“IRI”) arising from the acquisition of certain assets from IRI in March 1997. IRI’s claims involving revenue streams was submitted to arbitration. IRI sought a total of $15.9 million in damages. The Company contended that the conditions to these amounts becoming due have never been satisfied and that no amounts were due to IRI, because, among other reasons, of a failure of consideration in the overall transaction.

     In December 2001, the Company and IRI settled their dispute. The Company has agreed to pay to IRI an aggregate of approximately $8.6 million in various installments on or before September 2002. The payment obligation has two components. The first component requires the Company to make cash payments totaling approximately $4.7 million in installments to IRI, the last of which shall be made on or before April 2002. In addition, the Company has agreed to issue shares of its common stock to IRI in payment of the remaining $3.9 million to be paid to IRI, under certain circumstances, or pay cash. The number of shares to be issued shall be determined by dividing $3.9 million by the closing price of our common stock reported by Nasdaq National Market System on the day a registration statement relating to the shares becomes effective. We have the right to pay all or a part of such remaining amount in cash in lieu of shares. In addition, IRI has the right, under certain circumstances in the future, to require the Company to pay cash in lieu of all or a portion of the shares.

     As part of the settlement, we agreed to prepare and file with the Securities and Exchange Commission (the “SEC”), a registration statement on Form S-3 under the Securities Act of 1933 relating to the issuance of our shares to IRI. We further agreed to deliver the shares promptly after the SEC had declared the registration statement effective.

     The Company has previously reported that Grocery Logistics Limited has filed a claim against the Company and Manugistics U.K. Limited alleging that the implementation of software failed to meet the requirements of its contract for the supply of software, support, maintenance and training services. The claim alleges damages in the range of approximately $6.5 to $11.0 million. A trial date has been set for April 9, 2002, and is estimated to take five weeks.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits

     None.

(b) Reports on Form 8-K

     There were no current reports on Form 8-K filed during the quarter ended November 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 11, 2002.

MANUGISTICS GROUP, INC.
(Registrant)

Date:	January 11, 2002

/s/Raghavan Rajaji Raghavan Rajaji Executive Vice President and Chief Financial Officer (Principal financial officer)

/s/ Jeffrey T. Hudkins Jeffrey T. Hudkins Vice President, Controller and Chief Accounting Officer (Principal accounting officer)