Form 10-K
period 2002-02-28
MANUGISTICS GROUP INC
filed 2002-05-20
CIK 908440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the fiscal year ended February 28, 2002 OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                       THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
                         Commission File Number 0-22154

                             MANUGISTICS GROUP, INC.
             (Exact name of Registrant as specified in its charter)


                Delaware                         52-1469385
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification Number)


                 9715 Key West Avenue, Rockville, Maryland 20850
               (Address of principal executive offices) (Zip code)
                                 (301) 255-5000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
                 Name of each exchange on which registered: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.002 par value per share
                                (Title of Class)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 29, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.1 billion. As of that date, the number of shares outstanding of the Registrant's common stock was approximately 69.5 million, based on information provided by the Registrant's transfer agent.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 28, 2002.

                                     PART I

ITEM 1.  BUSINESS.

The disclosures set forth in this annual report are qualified by the sections captioned "Forward-Looking Statements" and "Factors That May Affect Future Results" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report, and other cautionary statements set forth elsewhere in this annual report.

OVERVIEW:

    We are a leading global provider of Enterprise Profit Optimization(TM) (EPO) solutions. We provide solutions for supply chain management (SCM), supplier relationship management (SRM), pricing and revenue optimization (PRO) and service & parts management (S&PM). Our solutions help companies lower operating costs, improve customer service, increase revenues, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in both how goods and services are brought to market (supplier relationship management and supply chain management), how they are sold (pricing and revenue optimization) and how they are serviced and maintained (S&PM). EPO solutions provide additional benefits by combining the proven cost-reducing power of SRM, SCM and S&PM solutions and the revenue-enhancing capacity of PRO solutions. These solutions integrate pricing, forecasting, and operational planning and execution to help companies enhance margins across the enterprise and the extended trading network.

    Our SCM solutions help enable companies to plan and execute their supply chain processes. These processes include manufacturing, distribution and service operations, and collaboration with a company's extended trading network of suppliers and customers. Our SRM solutions help improve the activities required to design, source, and procure goods and to collaborate more effectively with key suppliers of direct materials. Our PRO solutions help optimize a company's demand chain, including pricing and promotions to all customers through all channels, with the aim of balancing the trade-offs between profitability and other strategic objectives such as market share. Our S&PM solutions help companies optimize and manage their service and parts operations by effectively planning and scheduling maintenance programs, parts, materials, tools, manpower and repair facilities to profitably provide the highest levels of customer service. We also provide strategic consulting, implementation and customer support services to our clients as part of our solutions.

    Increasing global competition, shortening product life cycles and more demanding customers have forced businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. We were an early innovator in solutions that allow collaboration among our clients and their customers and suppliers. We focus the development of our technology on addressing the changing needs of companies in the markets we serve, including the need to do business in extended trading networks. We offer solutions to companies in many industries including apparel; automotive; chemical & energy; communications & high technology; consumer packaged goods; financial services; food & agriculture; footwear & textiles; government, aerospace & defense; industrials; life sciences; retail; third-party logistics; transportation; and travel, transport & hospitality. Our customer base of approximately 1,200 clients includes large, multinational enterprises such as 3Com Corporation; Boeing Co.; BP; Brown & Williamson Tobacco Corp.; Caterpillar Mexico S.A. de C.V.; Cisco Systems Inc.; Coca-Cola Bottling Co. Consolidated; Compaq Computer Corporation; Delta Air Lines; DuPont; Fairchild Semiconductor; Ford Motor Company; Harley-Davidson, Inc.; Hormel Foods Corp.; Levi Strauss & Co.; Nestle; Staples Inc.; Texas Instruments Incorporated; and Unilever Home & Personal Care, USA; as well as mid-sized enterprises.

    The Company was incorporated in Delaware in 1986. Our fiscal year end is February 28th or 29th. We completed our initial public offering of common stock in 1993, completed a secondary public offering of common stock in 1997 and completed a private placement of convertible subordinated notes in 2000. We have invested significant resources to develop new software, to enhance existing software and to acquire additional software products and solutions through acquisitions.

A summary of our acquisitions over the past five years follows:

           COMPANY                                DATE                                      DESCRIPTION
-----------------------------------------     ------------     -----------------------------------------------------------------
Western Data Systems of Nevada, Inc.          April 2002       Maintenance, repair and overhaul  and make-to-order software
SpaceWorks Inc. (acquired technology only)    July 2001        Order management software
PartMiner CSD, Inc.                           May 2001         Product design and sourcing software
One Release, LLC                              May 2001         Software development services
STG Holdings, Inc.                            January 2001     Advanced factory planning, scheduling and simulation software
Talus Solutions, Inc.                         December 2000    Pricing and revenue optimization software
TYECIN Systems, Inc.                          June 1998        Supply chain planning and simulation software for the semiconductor industry
ProMIRA Software, Inc.                        February 1998    Supply chain planning software for complex industries, including high technology, electronics, telecommunications and motor vehicle and parts
Synchronology Group Ltd.                      June 1997        Manufacturing, planning and scheduling services


FISCAL 2002 AND 2003 ACQUISITIONS:

    WESTERN DATA SYSTEMS OF NEVADA, INC. On April 26, 2002, we acquired certain assets and assumed certain liabilities of Western Data Systems of Nevada, Inc. ("WDS"). WDS is a leading provider of application software and services to commercial aerospace, defense and maritime industries and the military. The WDS acquisition adds to our offering of S&PM solutions that address the complex business operations inherent to asset intensive industries. WDS software includes capabilities ranging from predictive system failure forecasting and parts optimization, to finite capacity and labor resource scheduling, to maintenance, repair and overhaul ("MRO") shop planning and execution, and direct materials purchase management.

    SPACEWORKS INC. On July 25, 2001, we acquired the intellectual property and certain other assets of SpaceWorks, Inc. ("the SpaceWorks Transaction"). SpaceWorks, Inc. was a developer of software solutions that helped enable companies to automate complex order-management related activities.

    PARTMINER CSD, INC. On May 31, 2001, we acquired the collaborative sourcing and design assets of PartMiner CSD, Inc., as well as related assets from its parent, PartMiner, Inc. and its affiliates (the "CSD Acquisition"). PartMiner CSD, Inc. was a developer of product design and sourcing software. The CSD Acquisition included developed technology, existing customer contracts, personnel and other intangible assets.

    ONE RELEASE, LLC. On May 17, 2001, we acquired certain assets of One Release, LLC and its affiliates (the "One Release Acquisition"), a software development services and systems business.

INDUSTRY BACKGROUND:

    An effective supply chain management and pricing and revenue optimization strategy can make companies more competitive and profitable. In addition, we believe that companies must pursue the further integration of the supply-side and demand-side of their business in order to respond to increased global competition, to differentiate themselves from their competitors and to increase their share of their markets. We combine our traditional SCM and our PRO strengths with our innovative SRM and S&PM solutions to enable effective communication and collaboration in real time among global trading partners. Once implemented, our solutions can provide our clients with greater access to information, clearer visibility of what is taking place in their sales, service and supply channels and a consolidated view of client requirements, ultimately enabling the optimization of their extended supply and demand networks.

    Clients are using our solutions to share information within their companies and among their trading partners in their supply chains. The sharing of information enables our clients to coordinate more effectively with their trading partners, which helps our clients meet or exceed the rapidly changing requirements of their customers. Our solutions encompass the supply chain needs of enterprises and trading networks and address the business processes that enable responsive and intelligent decision-making. These processes include design, source, buy, make, store, move, price, market, sell and service. Our solutions are focused on managing decisions, events and plans and have the flexibility to adapt to the unique requirements of different industries. In addition, our solutions allow companies to use the internet as a medium for business collaboration and to monitor, measure and improve their business processes over time.

STRATEGY:

    Our objective is to continue to be a leading global provider of SCM, SRM, PRO, S&PM and EPO solutions for enterprises and for trading networks. Our strategy to achieve our objective includes the following elements:

    EXPAND AND DIFFERENTIATE OUR SOLUTIONS - We have significant experience and expertise, enhanced by our relationships with clients, industry experts and third-party alliances, which we believe will work to our advantage as we develop and expand our solutions. In the emerging market for EPO solutions, which we believe will be a large and important market, we feel that we have first mover advantage and a significant lead, which differentiates us from our competitors. We believe that there is a significant opportunity to apply PRO solutions to manufacturing and non-reservation based industries, as evidenced by clients such as Ford Motor Company; UPS; Staples Inc.; and Fairchild Semiconductor. In the past, PRO has been used primarily in service and reservation-based industries such as passenger airlines, hotels, media and entertainment and car rental. We intend to extend the capabilities and scope of our SCM, SRM, PRO, S&PM and EPO solutions to help solve a broader range of business challenges and to improve processes within and among companies.

    PROVIDE ADVANCED TECHNOLOGICAL INNOVATION - Using our extensive experience and domain expertise, plus our commitment of substantial resources for research and development, we develop advanced technological software solutions and offer them to our clients. In addition, we will consider tactical and strategic acquisitions of other companies and technologies in order to shorten the time it takes us to bring solutions to market, further differentiate ourselves from our competitors and to enhance or expand our existing offerings. See "-- Product Development."

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

    EXPAND CURRENT VERTICAL MARKETS AND EXPLORE NEW ONES - We continue to expand our presence in and focus on markets in a broad range of sectors such as apparel; automotive; chemical & energy; communications & high technology; consumer packaged goods; financial services; food & agriculture; footwear & textiles; government, aerospace & defense; industrials; life sciences; retail; third-party logistics; transportation; and travel, transport & hospitality. This strategy provides us with a diverse customer base and increases the number of potential new customers in future periods. We believe our vertical market diversification has been a key factor in our revenue growth over the past two years and insulates us somewhat from adverse changes in macroeconomic conditions. We also explore opportunities outside of our current vertical markets as we expand the penetration of our SCM, SRM, PRO, S&PM and EPO solutions.

PRODUCTS:

    Our products are grouped in four categories: Manugistics NetWORKS intelligent engines, Manugistics NetWORKS collaborative applications, NetWORKS transaction management applications and Manugistics WebConnect integration applications.

    The Manugistics NetWORKS family of products is designed to coordinate, optimize, measure and analyze across each of the key business processes - design, source, buy, make, store, move, price, market, sell and service.

    MANUGISTICS NETWORKS INTELLIGENT ENGINES.

    Manugistics NetWORKS intelligent engines include the core optimization technologies and algorithms of our SCM, SRM, PRO, S&PM and EPO solutions, which incorporate many years of research and development in advanced mathematical modeling. Our NetWORKS intelligent engines are designed to facilitate strategic, tactical and operational decision-making. Strategic decisions typically consider a time-frame of quarters to years. Tactical decisions typically consider a time-frame of weeks to months. Operational decisions typically consider a time-frame of minutes to days. Descriptions of the NetWORKS intelligent engines follow:

    NetWORKS ATTRIBUTE BASED PLANNING(TM) - NetWORKS Attribute Based Planning(TM) optimizes production plans across multi-site manufacturing environments, simultaneously considering the complex business constraints and business goals of the unique client environment helping enable companies to reduce manufacturing costs while maximizing customer service. It also provides an intuitive decision-support system using advanced reporting capabilities to help summarize key business metrics.

    NetWORKS COMMIT(TM) - NetWORKS Commit(TM) helps enable reliable, real-time commitments for delivery of products by simultaneously performing checks on the availability of resources, including inventory, production, materials, manufacturing scheduling, distribution and transportation and then immediately allocating appropriate resources needed to meet customer requests.

    NetWORKS COMPONENT MANAGEMENT(TM) - NetWORKS Component Management(TM) helps enable clients to create a comprehensive view of their component base by consolidating component data that typically resides in various databases across multiple divisions. This comprehensive view of the component base helps reduce costs and increase productivity by quickly identifying part redundancies and rationalizing the supply base.

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

    NetWORKS PROCUREMENT(TM) - NetWORKS Procurement(TM) connects clients to suppliers in real time to enable the client to share materials requirements with suppliers, to request updates on outstanding orders and to request and automatically select supplier bids based upon pre-defined business rules.

    NetWORKS PRODUCTION PLANNING(TM) - NetWORKS Production Planning(TM) , through its advanced modeling techniques, reduces manufacturing cycle time by enabling clients to coordinate purchasing and production with demand by comprehensively synchronizing and optimizing the flow of materials through the enterprise. NetWORKS Production Planning quickly identifies the operation's constraints and provides planners with the tools to make optimal planning decisions.

    NetWORKS PRODUCTION SCHEDULING(TM) - NetWORKS PRODUCTION SCHEDULING(TM) uses reality-based modeling and logical constraint-based algorithms to significantly reduce manufacturing cycle time and improve customer service by identifying and optimizing constrained resources and focusing on due-date delivery performance and Just-In-Time (JIT) synchronization of material flow.

    NetWORKS PROMOTIONS(TM) - NetWORKS Promotions(TM) predicts the impact of proposed sales promotions using historical data and statistically-derived market response models and recommends the appropriate promotion to meet business objectives and enhance profit while considering product costs, cross-product cannibalization, buy-forward dilution and cross-channel dilution.

    NetWORKS REVENUE OPTIMIZATION APPLICATIONS - Manugistics revenue optimization applications include NetWORKS Airline Revenue Optimizer(TM), NetWORKS Cargo Revenue Optimizer(TM), NetWORKS Hospitality Revenue Optimizer(TM) and NetWORKS Lease/Rent Optimizer(TM) . These applications are specifically designed for the travel, transport and hospitality and multi-family housing industries. Our products are designed to optimize revenues and enhance profits considering product perishability and capacity utilization.

    NetWORKS SEQUENCING(TM) - NetWORKS Sequencing(TM) optimizes single and multi-site production environments by generating production schedules that respect the complex rules of manufacturing operations. User-defined scheduling objectives allow NetWORKS Sequencing to be configured to reflect the manufacturing strategies at each location of use. It also considers manufacturing cycle time reduction to minimize work-in-progress inventories and increase output.

    NetWORKS STRATEGY(TM) - NetWORKS Strategy(TM) enables enterprises and extended trading networks to design supply chain networks. By modeling end-to-end trading partner relationships, this product helps users determine the most profitable supply chain strategy, including the optimal choice of trading partners, optimal inventory levels, optimal lane volumes and appropriate seasonal pre-builds and product mix. It also helps determine optimal production, storage and distribution locations.

    NetWORKS SUPPLY(TM) - NetWORKS Supply(TM) helps facilitate the effective management of the flow of material among trading partners on complex bills of material, while simultaneously providing intelligent substitution and configuration of materials that are in short supply or unavailable.

    NetWORKS TARGET PRICING(TM) - NetWORKS Target Pricing(TM) systematically integrates market information, cost information, customer information and strategic goals to forecast the most profitable price quotation. In arriving at a pricing recommendation, the solution uses advanced statistical methods to balance the probability of winning a deal with its total contribution to profit.

    NetWORKS TRANSPORT(TM)- NetWORKS Transport(TM) is designed to simultaneously optimize transportation plans and execute all inbound, outbound and intercompany transportation moves, including freight payment, tracking and reporting. With a competitive advantage in multi-point to multi-point transportation planning, NetWORKS Transport helps enable the sharing of optimized transportation plans with carriers and manufacturers via the internet.

    STATGRAPHICS(TM) - STATGRAPHICS(TM) contains a comprehensive set of statistical tools to control, manage and improve the quality of production processes in manufacturing companies. STATGRAPHICS uses statistical quality control and design of experiments to implement quality management in individual locations throughout an enterprise or manufacturing plant.

    CompassCONTRACT(R) - CompassCONTRACT(R) is a plant operations and accounting system foundation designed for commercial and military manufacturers throughout the aerospace and defense supply chain. CompassCONTRACT improves customer manufacturing operations throughput by leveraging and focusing on their current organizational agility and operations, building on their current business processes or by introducing new streamlined processes. It provides manufacturers within the aerospace and defense supply chain with the information, planning tools and management controls they need to maximize on-time customer delivery performance to ensure customer satisfaction.

    CompassENTERPRISE(R) - The CompassENTERPRISE(R) solution for maintenance, repair and overhaul ("MRO") is a complete repair and overhaul operations management and accounting system foundation designed for commercial and military MRO facilities throughout the aerospace and defense supply chain. CompassENTERPRISE improves customer repair and overhaul turn-around-time by leveraging and focusing on their current organizational agility and operations, building on their current business processes or by introducing new streamlined processes and improved policies to achieve higher standards of customer service. It provides manufacturers within the aerospace and defense supply chain with the information, planning tools and management controls they need to maximize on-time customer delivery performance to ensure customer satisfaction.

    MANUGISTICS NETWORKS COLLABORATIVE APPLICATIONS.

    Our collaborative applications provide collaboration and communication that extend our intelligent engines into business processes that are created in concert with trading partners. These products enable businesses to expand their supply chains into true extended trading networks. Descriptions of our collaborative applications follow:

    NetWORKS COLLABORATE(TM) - NetWORKS Collaborate(TM) is a comprehensive tool that enables clients to collaboratively plan, monitor and measure their trading relationships. NetWORKS Collaborate is a business-to-business, eCommerce application that ensures the creation and maintenance of joint business plans with trading partners, monitors the execution of those plans and measures their success.

    NetWORKS MARKET MANAGER(TM) - NetWORKS Market Manager(TM) provides a global view of all market activities for a product, location, or product family, simplifying the process of coordinating market activity information related to market promotions. Promotions, deals, discounts and coupons are used by NetWORKS Market Manager(TM) to provide a global view into market activities throughout the various stages of the market activity process.

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

    NetWORKS ONEview(TM) - NetWORKS ONEview(TM) is based on industry-standard online analytical processing (OLAP) technology that enables business reporting and analysis and trading network performance measurement. Its multi-dimensional analyses increase the speed, accuracy and efficiency of knowledge discovery and facilitate proactive decision-making by providing analyses that are specific to business processes.

     NetWORKS VISIBILITY(TM) - NetWORKS Visibility(TM), from one central web-based portal, provides views of critical information on the supply pipeline and the status of orders. Using role-based security, trading partners can view orders and actions relevant to their responsibilities within the trading network.

    MANUGISTICS NETWORKS TRANSACTION MANAGEMENT APPLICATIONS.

    Our transaction management applications support key business transactions between trading partners. Descriptions of our transaction management applications follow:

    BUYING ADVANTAGE(TM) - Buying Advantage(TM) is an advanced internet-based direct procurement solution designed for large aerospace and defense companies, mid-sized suppliers and MRO facilities in industry and government. It enables single-site or multi-site organizations to leverage the supplier community as a strategic asset through aggregated sourcing and buying, increased buyer efficiencies and through efficient collaboration and integration with suppliers. This results in reduced lead-time and cost and improved responsiveness.

    NetWORKS MARKETPLACE(TM) - NetWORKS Marketplace(TM) is an advanced, configurable marketplace platform for integrated supply chains and eMarketplace trading networks. NetWORKS Marketplace helps facilitate sustainable, real-time trading environments and addresses key eMarketplace requirements to enable critical collaboration activities with trading partners. Since it is designed to enable recurring trade between many buyers and sellers, NetWORKS Marketplace helps clients develop and benefit from complex, online business relationships. NetWORKS Marketplace supports a variety of transaction capabilities, such as auctions, negotiated eCommerce, dynamic pricing, procurement, track and trace and order and pipeline visibility. In addition, it provides the underlying foundation for these transactions, with capabilities such as content aggregation, profile management and personalization, real-time alerts, integration for financial clearinghouse functions and many-to-many data and functional security. The open architecture of NetWORKS Marketplace enables a modular eMarketplace platform that can be configured to fit each client's existing technology and to integrate with other technology providers.

    NetWORKS ORDER MANAGEMENT(TM) - NetWORKS Order Management(TM) is designed to help manage the total life cycle of each customer order through a single order management interface that brings together from the various systems the critical information that is required for an effective online and offline order management process. It allows the client to establish a direct selling site that services customers through multiple online and traditional channels, and it enables connectivity to backend distribution systems and partners.

    NetWORKS PURCHASE MANAGEMENT(TM) - NetWORKS Purchase Management(TM) consolidates the creation and collaboration of procurement transactions and documents between buyers and suppliers. By connecting the supply chains of trading partners, the enterprise can dramatically reduce operating costs and improve profitability.

    MANUGISTICS WEBCONNECT INTEGRATION APPLICATIONS.

    Our Manugistics WebConnect integration applications help integrate disparate systems across an enterprise and with external trading partners. A description follows:

    WebConnect INTEGRATION SUITE - Our WebConnect integration suite uses leading-edge enterprise application integration (EAI), extract-transform-load
(ETL) and business-to-business (B2B) integration technology and provides pre-built, configurable connectors to common enterprise systems provided by companies such as SAP AG. WebConnect provides automated data transformation and mapping between Manugistics and other systems along with graphical integration tools that allow users to easily update and maintain these integrations. WebConnect also coordinates business processes and messaging among disparate systems and provides coordination and messaging for integration with external trading partners and heterogeneous trading network environments.

    Manugistics has a solutions-based approach to client delivery - selling bundled sets of NetWORKS products that address an entire business process. This approach helps ensure that Manugistics delivers maximum value to our clients. These solutions typically consist of NetWORKS products spanning optimization, order management, event management and analysis, and integration capabilities. The following is the current set of solutions that Manugistics is focused on commercializing or enhancing:

SUPPLY CHAIN MANAGEMENT SOLUTIONS                 SUPPLIER RELATIONSHIP MANAGEMENT SOLUTIONS
---------------------------------                 ------------------------------------------
  Network Design and Optimization                   Collaborative Design
  Sales and Operations Planning                     Collaborative Supply Planning
  Collaborative Vendor Managed Inventory            Spend Analysis and Optimization
  Collaborative Planning, Forecasting &             Strategic Sourcing and Contract Management
  Replenishment                                     Procurement Execution
  Logistics Management
  Global Logistics Management                     PRICING AND REVENUE OPTIMIZATION SOLUTIONS
  Bulk Logistics Management                       ------------------------------------------
  Fleet Management                                  Price Quotation Optimization
  Fulfillment Management                            Price List Optimization
  Manufacturing Planning and Scheduling             Profitable Promotions Management
  Profitable Demand Management
  Profitable Order Management                     SERVICE & PARTS MANAGEMENT SOLUTIONS
                                                  ------------------------------------
                                                    Strategic Service and Parts Planning
                                                    Parts Optimization
                                                    Repair Shop Planning
                                                    Repair Shop Execution
                                                    Field Service Execution


CONSULTING SERVICES:

    A key element of our business strategy is to provide clients with comprehensive solutions for their internal and external supply chains and their pricing and revenue optimization needs, by combining our products with professional services. When implementing our solutions, clients typically make many changes to their business processes and overall operations, including their planning and pricing functions. To assist clients in making these changes, we offer a wide range of consulting services. These services include supply chain, supplier relationship, pricing and revenue and service & parts management consulting services to help our clients maximize their competitive advantage. Our consulting services also include business operations consulting, change management consulting and end-user and system administrator education and training. These services help clients redesign their operations to take full advantage of our solutions.

    These consulting services are generally provided separately from our software products in our software license agreements and are provided primarily on a time and materials basis. Our consulting services group consisted of 384 employees as of February 28, 2002.

GLOBAL CLIENT SUPPORT:

    Our comprehensive solutions include global support to clients. Most of our clients enter into annual solution support agreements for support and upgrades. Support includes in-depth support services, product maintenance and a web-based knowledge management tool for tips and techniques and online support. Upgrades include new features and functionality as well as core technology enhancements. Our global client support operation also collects information that we use to assist us in developing new products, enhancing existing products and in identifying market demand. As of February 28, 2002, our global client support group consisted of 55 employees.

PRODUCT DEVELOPMENT:

    We direct our efforts in product development to:

        -   the development of new products;

        -   enhancements of the capabilities of existing products;

        -   expansion of our extended trading networks;

        -   enhancement of our products for use in different languages;

        - increase scalability to address increasingly complex customer challenges; and

        - development of products tailored to the specific requirements of particular industries.

      To date, our products, including product documentation, have been developed by our internal staff and supplemented by acquisitions and complementary business relationships.

    In developing new products or enhancements, we work closely with current and prospective clients, as well as with other industry leaders, to make sure that our products address the needs of the markets we serve. We believe that this collaboration will lead to improved software and will result in superior products and solutions that are likely to be in greater demand in the market. We maintain committees of users, developers and marketers of our products, who, among other things, define and rank issues associated with products and discuss priorities and directions for their enhancement.

    For new applications and major enhancements, we also conduct a launch program, which allows clients to review design specifications and prototypes and to participate in product testing. We have established channels for client feedback, which include periodic surveys and focus groups. In addition, our product development staff works closely with our marketing, sales, support and services groups to develop products that meet the needs of our current and prospective clients. As of February 28, 2002, our product development staff consisted of 392 employees. Gross product development costs were $81.0 million, $49.8 million and $34.6 million in fiscal 2002, 2001 and 2000, respectively. Gross product development costs in total over the last five fiscal years were $267.8 million.

    Since our inception, we have made substantial investments in product development. We believe that getting products to market quickly, without compromising quality, is critical to the success of our business. We will continue to make the expenditures for product development that we believe are necessary for rapidly delivering new products, features and functions.

SALES AND MARKETING:

    Our sales operation for North and South America is headquartered at our offices in Rockville, MD and includes field offices in Atlanta, GA; Wayne, PA; Itasca, IL; Irving, TX; Denver, CO; Calabasas, CA; San Carlos, CA; Mexico City, Mexico; and Sao Paulo, Brazil. Our direct sales organization focuses on licensing SCM, SRM, PRO, S&PM and EPO solutions to large, multi-national enterprises, as well as to mid-sized enterprises with a variety of supply chain, pricing and extended trading network issues.

    We market our solutions in regions outside of North and South America primarily through foreign subsidiaries. Our British, German, French, Belgian, Dutch and Swedish subsidiaries, located in Bracknell, England; Ratingen, Germany; Paris, France; Brussels, Belgium; Utrecht, The Netherlands; and Stockholm, Sweden, respectively, provide direct sales, services and support primarily to clients located in continental Europe and the United Kingdom. We have established subsidiaries in Tokyo, Japan; Osaka, Japan; Singapore; Hong Kong; and Sydney, Australia; and additional sales offices in Milan, Italy and Taipei, Taiwan to license and support our solutions in those regions. We adapt our solutions for use in international markets by addressing different languages, different standards of weights and measures and other operational considerations. In fiscal 2002, approximately 28% of our total revenue came from sales made to clients outside the United States. Details of our geographic operations are in Note 14 - "Segment Information" in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

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

    We support our sales activities by conducting a variety of marketing programs, including our global conference series called enVISION, which provides a forum for executives and managers - from CEOs to operational vice presidents to end-users - to exchange ideas and best practices regarding technological innovations in SRM, SCM, PRO and S&PM. We also maintain client steering committees to involve our clients in the ongoing development of our solutions. We also participate in industry conferences such as those organized by the American Production and Inventory Control Specialists (APICS) organization, Supply Chain World, Retail Systems and Auto-Tech and in numerous pricing and revenue optimization conferences, such as HITEC and PPS. In addition, we participate in solution demonstration seminars and client conferences hosted by complementary software vendors. We also conduct lead-generation programs including advertising, direct mail, public relations, seminars, telemarketing and ongoing client communication programs.

    As of February 28, 2002, we had 391 employees engaged in sales, marketing and business development consulting activities.

ALLIANCES:

    Our alliance program is based on delivering maximum value to our global base of clients. We ally ourselves with leading companies that provide consulting and implementation services, software and technology and hardware that complement our solutions.

    We have strategic alliances with industry-leading software and technology providers, including Acta Technology, Inc.; Agile Software; BEA Systems, Inc; Centric Software; Chrome; Cybrant; Frictionless Commerce; Hewlett-Packard Company; IBM Corp.; Informatica; Manhattan Associates; Microsoft Corp.; MXI; Pointserve; Shipnow; Sun Microsystems, Inc.; Vastera, Inc.; Vendavo; Viacore; Vignette Corporation; and webMethods, Inc.

    We work with leading systems integrators and business strategy and management consultancies that provide a wide range of consulting expertise such as implementation of software solutions, process and change management and strategic business services. We maintain close relationships with major consulting firms worldwide to extend our delivery and solution capability for our clients. We have also developed strategic alliances with world-class consulting and system integration partners such as Accenture, AT Kearney, Cap Gemini Ernst & Young, KPMG Consulting, PricewaterhouseCoopers and other leading consultancies to provide implementation and business process assistance to our clients. We have augmented this with several geographic and regional alliances and cooperate with other professional services firms on a client-by-client basis.

CLIENTS:

    Various combinations of our SCM, SRM, PRO, S&PM and EPO software have been licensed by organizations worldwide in industries such as apparel; automotive; chemical & energy; communications & high technology; consumer packaged goods; financial services; food & agriculture; footwear & textiles; government, aerospace & defense; industrials; life sciences; retail; third-party logistics; and transportation; travel, transport & hospitality. Here is a sample of some of our clients who have either licensed software products from us or our distributors, or purchased support, consulting, or other services or both. See "-- Sales and Marketing."

APPAREL                                      CONSUMER PACKAGED GOODS                         RETAIL
-------                                      -----------------------                         ------
Levi Strauss & Co.                           Brown & Williamson Tobacco Corp.                Canadian Tire Corp., Ltd.
Oxford Industries, Inc.                      Eveready Battery                                Gebr. Heinemann KG
The Limited, Inc.                            Pfizer, Inc.                                    HEB Grocery Company LP
                                             Revlon                                          Radioshack, Corporation
AUTOMOTIVE                                   Sweetheart Holdings                             Spalding Sports Worldwide, Inc.
----------                                   Unilever Home & Personal Care, USA              Staples, Inc.
Caterpillar Mexico S.A. de C.V.                                                              Target Corporation
Deere & Co.                                  FOOD & AGRICULTURE                              Toys "R" Us, Inc.
Ford Motor Company                           ------------------
Harley-Davidson, Inc.                        Coca-Cola Bottling Co. Consolidated
Mistubishi Motor Sales of America            Great Atlantic & Pacific Tea Company            THIRD-PARTY LOGISTICS
Subaru of America, Inc.                      Hormel Foods Corp.                              ----------------------
                                             Kraft Foods, Inc.                               Agora Europe S.A.
CHEMICAL & ENERGY                            Nestle                                          DHL Aviation NV/SA
-----------------                            Ocean Spray                                     PSA Logistics PTE Ltd.
BP                                           Winn-Dixie Stores, Inc.                         Tronicus
DuPont                                                                                       United Parcel Service
Fuji Photo Film, USA                         GOVERNMENT, AEROSPACE & DEFENSE
Rohm & Haas                                  -------------------------------                 TRADING NETWORKS
Vulcan Materials Co.                         Boeing Co.                                      ----------------
                                             EDS (NAVTrans)                                  ChemLogix LLC
COMMUNICATIONS & HIGH TECHNOLOGY             Kaman Aerospace                                 eConnections
--------------------------------                                                             Elemica
3Com Corporation                             LIFE SCIENCES
Cisco Systems, Inc.                          -------------                                   TRAVEL, TRANSPORT  & HOSPITALITY
Compaq Computer Corporation                  AstraZeneca                                     --------------------------------
Emerson                                                                                      Continental Airlines
Fairchild Semiconductor                                                                      Delta Air Lines
Hewlett Packard Company                                                                      Harrah's Entertainment, Inc.
Lexmark                                                                                      Omni Hotels
Philips Lighting B.V.                                                                        Princess Cruises
Texas Instruments Incorporated
Vodafone Ltd.

COMPETITION:

    The markets for our solutions are highly competitive. Other application software vendors offer products that compete directly with some of our products. These include, but are not limited to such vendors as Adexa; Aspen Technology Inc.; The Descartes Systems Group, Inc.; Global Logistics Technologies, Inc; i2 Technologies, Inc.; JDA Software, Inc.; Khimetrics; Logility Inc.; Logistics.com; Mercia; Metreo; PROS Revenue Management; Retek, Inc.; Sabre Inc.; SAP AG; SynQuest; and YieldStar Technology. In addition, certain ERP vendors, , all of which are substantially larger than Manugistics, have acquired or developed supply chain planning software companies, products, or functionality or have announced intentions to develop and sell supply chain planning solutions. Such vendors include Invensys plc (which acquired Baan Company N.V.), J.D. Edwards & Company; Oracle Corporation; PeopleSoft, Inc.; and SAP AG.

    The principal competitive factors in the markets in which we compete include product functionality and quality, domain expertise, product suite integration and product-related services such as customer support and implementation services. Other factors important to clients and prospects include:

    -   customer service and satisfaction;

    -   the ability to provide client references;

    -   compliance with industry standards and requirements;

    -   the ability of the solution to generate business benefits;

    -   vendor reputation;

    -   rapid return on investment;

    -   availability in foreign languages;

    -   financial stability; and

    -   to some extent, price.

    We believe that our principal competitive advantages are our comprehensive, integrated solutions, our list of referenceable clients, the ability of our solutions to generate business benefits for clients, our substantial investment in product development, our rapid implementations and returns on investment, our client support services and our extensive knowledge of supply chain management, supplier relationship management and pricing and revenue optimization solutions.

SOFTWARE LICENSE AND SOLUTION SUPPORT AGREEMENTS AND PRICING:

    Software license fees consist principally of fees generated from licenses of our software products. In consideration of the payment of license fees, we generally grant nonexclusive, nontransferable, perpetual licenses, which are primarily business unit and user-specific. Software license fee arrangements vary depending upon the type of software product being licensed and the customer's computer environment. Software license fees are based primarily on which products are licensed, the complexity of the client's problem, the size of the client's business and the number of users and locations. The amount of software license fees may reach ten million dollars or more for initiatives that are very large in scope.

    Clients may obtain solution support for an annual fee. We have three levels of support that our customers choose from to best accommodate their needs:
Standard, Premium and Signature. Support fees are calculated on an escalated scale, based on the level of service chosen and the size of the related software license fees. Support fees are generally billed annually and are subject to changes in support list prices. We also provide pre-installation assistance, systems administration, training and hosting of our software applications and other related services, generally on a time and materials basis. This allows our clients to determine the level of support or services appropriate for their needs.

PROPRIETARY RIGHTS AND LICENSES:

    We regard our software as proprietary and rely on a combination of trade secret, patent, copyright and trademark laws, license agreements, confidentiality and non-compete agreements with our employees and nondisclosure and other contractual requirements imposed on our clients, consulting partners and others to help protect proprietary rights in our products. We distribute our SCM, SRM, PRO, S&PM and EPO software under software license agreements, which typically grant clients nonexclusive, nontransferable licenses to our products and have perpetual terms unless terminated for breach. Under such typical license agreements, we retain all rights to market our products.

    Use of our software is usually restricted to clients' internal operations and to designated users. In sales to virtual service providers, the licensed software is restricted to clients' internal operations and to designated users and the processing of defined customers' client data. Use is subject to terms and conditions that prohibit unauthorized reproduction or transfer of the software. We also seek to protect the source code of our software as a trade secret and as an unpublished, copyrighted work.

EMPLOYEES:

    As of February 28, 2002, we had 1,384 full-time regular employees. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are generally good. All of our employees sign non-compete agreements as a condition of employment.

ITEM 2. PROPERTIES.

    Our principal sales, marketing, product development, support and administrative facilities are located in Rockville, MD, where we lease approximately 280,000 square feet of office space under a lease agreement which expires on June 30, 2012.

    In addition, we lease office space for our 37 sales, service and product development offices located in North America, South America, Europe and Asia/Pacific.

ITEM 3.  LEGAL PROCEEDINGS.

    We are involved from time to time in disputes (including those described below) and other litigation in the ordinary course of business. We do not believe that the outcome of any pending disputes or litigation will have a material adverse effect on our business, operating results, financial condition and cash flows. However, the ultimate outcome of these matters, as with dispute resolution and litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to us. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, operating results, financial condition and cash flows.

    We previously reported our legal proceedings with Grocery Logistics Limited ("Grocery Logistics"). Grocery Logistics had claimed that the implementation of our software failed to meet the requirements of its contract for the supply of software, support, maintenance and training services. Acting through our insurance carrier, we recently settled the claim against us and our subsidiary, Manugistics U.K. The carrier paid the full amount of the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

    The name, age and position held by each of the executive officers of Manugistics Group, Inc. and Manugistics, Inc., its principal operating subsidiary, are as follows:

          NAME              AGE                         POSITION
-----------------------    -----  ---------------------------------------------------------
Gregory J. Owens.......      42   Chairman and Chief Executive Officer

Richard F. Bergmann....      46   President

Terrence A. Austin.....      39   Executive Vice President and President, Europe, Middle East and Asia

Raghavan Rajaji........      55   Executive Vice President and Chief Financial Officer

Andrew J. Hogenson.....      38   Senior Vice President, Pricing and Revenue Optimization

Jeffrey L. Holmes......      52   Senior Vice President, Service & Parts Management and
                                  Government, Aerospace and Defense

James J. Jeter.........      43   Senior Vice President, Global Marketing

Jeffrey L. McKinney.....     38   Senior Vice President, Supply Chain Management and Supplier
                                  Relationship Management

          NAME              AGE                         POSITION
-----------------------    -----  ---------------------------------------------------------
Jeffrey T. Hudkins          36    Vice President, Controller and Chief Accounting Officer


    Mr. Owens has served as Chief Executive Officer and a member of our Board of Directors since joining Manugistics in April 1999. He has served as Chairman of the Board of Directors since February 2001. Mr. Owens also served as President of the Company from April 1999 through November 2000. From 1993 to 1999, Mr. Owens served as the Global Managing Partner for the Accenture Supply Chain Practice.

    Mr. Bergmann has served as President since December 2000. From June 1999 through November 2000, Mr. Bergmann served as Executive Vice President, Global Sales and Services. From September 1990 to June 1999, he was a partner in the Accenture Supply Chain Strategy Group.

    Mr. Austin has served as Executive Vice President and President, Europe, Middle East and Asia since September 2001. From June 1999 to August 2001, he served as Executive Vice President, Electronics and High Technology. From August 1997 to June 1999, he was head of the Electronics and High Technology Sector of Accenture's Global Supply Chain Practice and from October 1989 to June 1997, Mr. Austin served as an Associate Partner with Accenture's Global Supply Chain Practice.

    Mr. Rajaji has served as Executive Vice President and Chief Financial Officer since December 1999. From September 1995 to December 1999, he served as Senior Vice President, Chief Financial Officer and Treasurer at BancTec, Inc.

    Mr. Hogenson has served as Senior Vice President, Pricing and Revenue Optimization since April 2002. From October 2000 to April 2002, Mr. Hogenson was Senior Vice President, Product Development. From October 1999 through October 2000, he served as Vice President, Transportation, Products and Solutions. From March 1997 to October 1999, he served as Senior Manager, and from 1995 to March 1997, he served as a Manager of the Accenture Strategy Practice Group.

    Mr. Holmes has served as Senior Vice President, Service & Parts Management and Government, Aerospace & Defense since April 2002. From September 1999 through April 2002, Mr. Holmes was Senior Vice President, Government and Public Sector. From April 1999 to September 1999, he served as Senior Vice President, North American Sales Operations. From October 1998 to April 1999, he served as Vice President, Industry Solutions. From January 1997 to October 1998, he served as Vice President, Consumer Products Industry.

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

    Mr. McKinney has served as Senior Vice President, Supply Chain Management and Supplier Relationship Management since May 2002. From September 2001 through April 2002, he served as Senior Vice President, Supply Chain Management. From March 1998 to September 2001, he served as Senior Vice President, Global Business Consulting. From May 1992 to March 1998, Mr. McKinney held various Director and Managerial positions in Implementation, Pre-sales and Marketing.

    Mr. Hudkins has served as Vice President and Controller since December 2000. He has served as Chief Accounting Officer since April 2001. From January 2000 to December 2000, Mr. Hudkins was Vice President, Controller and Chief Accounting Officer for Talus Solutions, Inc., a privately held pricing and revenue optimization software company acquired by Manugistics in December 2000. From May 1995 to December 1999, Mr. Hudkins served in various accounting and finance positions with Magellan Health Services, Inc., a publicly held behavioral healthcare company, including serving as Vice President, Controller and Chief Accounting Officer from May 1998 to December 1999.

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

          FISCAL 2002              HIGH     LOW
-----------------------------     ------  -----
First Quarter                      41.90   15.38
(ended May 31, 2001)
Second Quarter                     42.38   11.65
(ended August 31, 2001)
Third Quarter                      13.70    4.94
(ended November 30, 2001)
Fourth Quarter                     22.70   11.07
(ended February 28, 2002)

          FISCAL 2001              HIGH     LOW
-----------------------------     ------  -----
First Quarter                      35.13   12.53
(ended May 31, 2000)
Second Quarter                     46.66   11.25
(ended August 31, 2000)
Third Quarter                      66.06   30.88
(ended November 30, 2000)
Fourth Quarter                     64.38   26.94
(ended February 28, 2001)

    As of April 29, 2002, there were approximately 321 stockholders of record of our common stock, according to information provided by our transfer agent.

    We have never declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. It is our present intention to retain any future earnings to provide funds for the operation and expansion of our business. In addition, we have a one-year unsecured revolving credit facility with a commercial bank that is scheduled to expire on February 28, 2003. However, as in prior years, we will seek to renew this credit facility upon expiration. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to the Notes to Consolidated Financial Statements included elsewhere in this annual report. During the term of the credit facility, we are subject to a covenant not to declare or pay cash dividends to holders of our common stock. Future payment of cash dividends, if any, will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to the covenants contained in any outstanding credit facility.

RECENT SALE OF UNREGISTERED SECURITIES:

     IRI Settlement. As previously reported, in December 2001 the Company and IRI Information Resources, Inc. ("IRI") settled a dispute arising from the acquisition of certain assets from IRI in March 1997. The Company agreed to pay to IRI an aggregate of approximately $8.6 million in various installments. The payment obligation had two components. We made cash payments in the total amount of $4.7 million in installments to IRI, the last of which was made on April 1, 2002. In addition, the Company issued 240,683 shares of its common stock to IRI in payment of the remaining $3.9 million on February 27, 2002.

     The shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Section 4 (2) of the Securities Act. The Settlement Agreement and a related Registration Rights Agreement imposed certain restrictions on the resale or other transfer of the shares necessary for the availability of the Section 4 (2) exemption. No underwriters were involved in connection with the issuance and sale of the shares to IRI pursuant to the settlement. In accordance with the terms of the settlement, we subsequently registered the shares for resale by IRI on a registration statement on Form S-3 under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

    Selected consolidated financial data with respect to us for each of the five fiscal years in the period ended February 28, 2002 and each of our last eight fiscal quarters are set forth below. This data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. The selected financial data for each of the years in the three-year period ended February 28, 2002, and as of February 28, 2002 and 2001, are derived from our consolidated financial statements that have been included in this annual report. The selected financial data as of February 28 or 29, 2000, 1999 and 1998, the years ended February 28, 1999 and 1998, and in each of our last eight fiscal quarters are derived from consolidated financial statements that have not been included in this annual report.



                                                                              FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                               2002         2001           2000             1999           1998
                                                               ----         ----           ----             ----           ----

                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Revenue:
      Software                                              $  129,772   $   139,316     $   60,421       $   73,802    $  107,547
      Services                                                 106,522        73,333         46,516           65,212        46,347
      Support                                                   73,852        55,315         45,496           38,550        26,369
                                                           -----------   -----------  -------------    -------------  ------------


         Total revenue                                         310,146       267,964        152,433          177,564       180,263
                                                           -----------   -----------     ----------       ----------    ----------

   Operating expenses:
      Cost of revenue:
          Cost of software                                      21,144        19,146         11,811           11,661        11,102
          Amortization of acquired technology                    9,168         1,122            147              145             6
          Cost of services and support                          92,083        59,149         43,783           50,076        32,789
      Sales and marketing                                      120,437       115,610         61,439          103,006        65,376
      Product development                                       70,477        40,830         29,150           49,389        32,781
      General and administrative                                28,522        22,925         15,837           19,828        14,639
      Amortization of intangibles                               86,279        15,082          2,290            2,118         1,283
      Purchased research and development and acquisition-
          related expenses                                          --         9,724             --            3,095        47,340
      Restructuring expense (benefit)                            6,612            --         (1,506)          33,775            --
      Non-cash stock compensation (benefit) expense             (3,111)       12,801             --               --            --
      IRI settlement                                             3,115            --             --               --            --
                                                           -----------   -----------     ----------       ----------    ----------


         Total operating expenses                              434,726       296,389        162,951          273,093       205,316

   Loss from operations                                       (124,580)      (28,425)       (10,518)         (95,529)      (25,053)
   Other (expense)  income - net                               (14,638)        2,899          1,389            2,362         2,863
                                                           ------------  -----------     ----------       ----------    ----------

   Loss before income taxes                                   (139,218)      (25,526)        (9,129)         (93,167)      (22,190)
 (Benefit from) provision for income taxes                     (24,060)        2,552           (184)           2,945        (9,025)
                                                           ------------  -----------     ----------       ----------    ----------

   Net loss                                                $  (115,158)  $   (28,078)    $   (8,945)      $  (96,112)   $  (13,165)
                                                           ===========   ===========     ==========       ==========    ==========

   Basic and diluted loss per share                        $     (1.69)  $     (0.48)    $    (0.16)      $    (1.82)   $    (0.28)
                                                           ===========   ===========     ==========       ==========    ==========

   BALANCE SHEET DATA:
   Cash, cash equivalents and marketable securities        $   233,060   $   300,308     $   51,547       $   43,362    $   82,137
   Working capital                                             236,951       300,668         36,831           31,138        96,394
   Goodwill and other intangible assets                        336,102       394,178          7,317            9,382        14,660
   Total assets                                                722,640       847,261        151,907          172,336       225,215
   Long-term debt and capital leases                           251,023       250,133            283              454           235
   Total stockholders' equity                                  372,807       470,321         86,718           85,722       173,746

                                                  1ST QUARTER         2ND QUARTER        3RD QUARTER        4TH QUARTER
                                                  -----------         -----------        -----------        -----------
FISCAL 2002                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------                                                      -------------------------------------
Revenue
  Software                                        $   45,056          $   24,809         $   22,150         $   37,757
  Services                                            27,533              27,521             27,575             23,893
  Support                                             17,221              18,634             19,020             18,977
                                              --------------      --------------     --------------     --------------
Total Revenue                                         89,810              70,964             68,745             80,627

Cost of software                                       5,135               4,963              4,750              6,296
Cost of services and support                          23,340              24,274             23,598             20,871
Sales and marketing                                   33,999              30,114             26,889             29,435
Product development                                   16,435              20,326             17,232             16,484
General and administrative                             7,798               6,997              6,375              7,352
Other operating expenses (1)                          27,415              14,370             33,065             27,213

Operating loss                                       (24,312)            (30,080)           (43,164)           (27,024)

Net loss                                             (23,426)            (21,664)           (44,980)           (25,088)

Basic and diluted loss per share                      ($0.35)             ($0.32)            ($0.66)            ($0.36)

                                                 1ST QUARTER         2ND QUARTER        3RD QUARTER        4TH QUARTER
                                                 -----------         -----------        -----------        -----------
FISCAL 2001                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------                                                      -------------------------------------
Revenue
  Software                                        $   25,973          $   28,510         $   35,807         $   49,026
  Services                                            11,968              16,572             20,557             24,237
  Support                                             12,578              13,068             13,632             16,036
                                              --------------      --------------     --------------     --------------
Total Revenue                                         50,519              58,150             69,996             89,299

Cost of software                                       4,785               3,872              4,307              6,182
Cost of services and support                          11,538              13,477             14,198             19,936
Sales and marketing                                   22,977              25,157             30,710             36,766
Product development                                    7,770               8,445              8,964             15,651
General and administrative                             5,004               5,306              5,972              6,643
Other operating expenses (1)                             612              21,312             (5,462)            22,267

Operating (loss) income                               (2,167)            (19,419)            11,307            (18,146)

Net (loss) income                                     (1,151)            (19,684)             9,423            (16,666)

Basic (loss) earnings per share                       ($0.02)             ($0.34)             $0.16             ($0.26)
Diluted (loss) earnings per share                     ($0.02)             ($0.34)             $0.14             ($0.26)


(1) Other operating expenses include amortization of intangibles and acquired technology, non-cash stock compensation (benefit) expense, restructuring expenses (benefits), purchased research and development expenses and the IRI settlement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS:

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this annual report. The discussion and analysis contains forward-looking statements and are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made elsewhere in this annual report as a result of specified factors, including those set forth under the caption "Factors that May Impact Future Results."

OVERVIEW:

    We are a leading global provider of Enterprise Profit Optimization(TM) (EPO) solutions. We provide solutions for supply chain management (SCM), supplier relationship management (SRM), pricing and revenue optimization (PRO) and service & parts management (S&PM). Our solutions help companies lower operating costs, improve customer service, increase revenues, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in how goods and services are brought to market (supplier relationship management and supply chain management), how they are sold (pricing and revenue optimization) and how they are serviced and maintained (service & parts management). EPO solutions provide additional benefits by combining the proven cost-reducing power of SRM, SCM and S&PM solutions and the revenue-enhancing capacity of PRO solutions. These solutions integrate pricing, forecasting, and operational planning and execution to help companies enhance margins across the enterprise and the extended trading network.

    Our SCM solutions help enable companies to plan and execute their supply chain processes. These processes include manufacturing, distribution and service operations, and collaboration with a company's extended trading network of suppliers and customers. Our SRM solutions help improve the activities required to design, source, and procure goods and to collaborate more effectively with key suppliers of direct materials. Our PRO solutions help optimize a company's demand chain, including pricing and promotions to all customers through all channels, with the aim of balancing the trade-offs between profitability and other strategic objectives such as market share. Our S&PM solutions help companies optimize and manage their service and parts operations by effectively planning and scheduling maintenance programs, parts, materials, tools, manpower and repair facilities to profitably provide the highest levels of customer service. We also provide strategic consulting, implementation and customer support services to our clients as part of our solutions.

    Increasing global competition, shortening product life cycles and more demanding customers are forcing businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. We were an early innovator in solutions that allow collaboration among our clients and their customers and suppliers. We focus the development of our technology on addressing the changing needs of companies in the markets we serve, including the need to do business in extended trading networks. We offer solutions to companies in many industries including apparel; automotive; chemical & energy; communications & high technology; consumer packaged goods; financial services; food & agriculture; footwear & textiles; forest products; government, aerospace & defense; industrials; life sciences; retail; third-party logistics; transportation; travel, transport & hospitality; and utilities. Our customer base of approximately 1,200 clients includes large, multinational enterprises such as 3Com Corporation; Boeing Co.; BP; Brown & Williamson Tobacco Corp.; Caterpillar Mexico S.A. de C.V.; Cisco Systems Inc.; Coca-Cola Bottling Co. Consolidated; Compaq Computer Corporation; Delta Air Lines; DuPont; Fairchild Semiconductor; Ford Motor Company; Harley-Davidson, Inc.; Hormel Foods Corp.; Levi Strauss & Co.; Nestle; Staples, Inc.; Texas Instruments Incorporated; and Unilever Home & Personal Care, USA; as well as mid-sized enterprises.

    We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses in fiscal 1999 and fiscal 2000 and a decline in revenue in fiscal 1999 and 2000, including significant declines in software revenue. In response to these challenges, we implemented a restructuring program. As part of this program, we hired a new Chief Executive Officer and subsequently rebuilt the senior management team, enhanced our supply chain optimization products and services, expanded the scope of our product and service offerings to include supplier relationship management, service & parts management and pricing and revenue optimization through strategic acquisitions. We also improved our direct sales organization performance by expanding our number of target markets, improving personnel, and adapting our sales approach to better address customer challenges. As a result of these actions, we have been able to nearly double our annual revenue between fiscal 2000 and 2002, improve our working capital and liquidity through a $250.0 million convertible debt offering in fiscal 2001 and improve our ability to compete.

    During fiscal 2001, our revenue grew 75.8%. Although we reported a significant increase in our net loss under generally accepted accounting principles ("GAAP") (we reported a net loss of $28.1 million in fiscal 2001 compared to a net loss of $8.9 million in fiscal 2000), our adjusted net income
(1) was $8.0 million, an improvement of $16.4 million from fiscal 2000.

    During fiscal 2002, the Company faced new challenges in its ability to grow revenue, improve operating performance and expand market share as a result of progressive weakening of global economic conditions. The weakening macroeconomic environment included a recession in the United States economy that was fueled by substantial reductions in capital spending by United States corporations, especially information technology spending. Economic conditions deteriorated more severely as a result of the terrorist attacks in the United States on September 11, 2001, subsequent bioterrorism threats and resulting political and military actions. During our second and third quarters of fiscal 2002, we experienced delays in consummating software license transactions, especially during the last few days of the quarter ended August 31, 2001. The delays were caused primarily by prospects' concerns about committing to large capital projects in the face of uncertain global economic conditions. We believe that these concerns were heightened further by the terrorist attacks in the United States on September 11, 2001 making it difficult for us to accurately forecast our revenues while global economic conditions were uncertain. Late in our quarter ended November 30, 2001, we began to see improvements in closure rates on software license transactions. Our closure rates on software license transactions continued to improve during our quarter ended February 28, 2002, as evidenced by increases in software revenue as compared to our second and third quarters of fiscal 2002.

     In response to the downturn in the global economy during fiscal 2002, and the related impact on our financial performance, we implemented several cost containment measures during the second half of fiscal 2002 to reduce our operating cost structure. We reduced our workforce, implemented a temporary mandatory leave without pay program for all United States employees and a voluntary leave without pay program in Europe, reduced the use of outside contractors for product development initiatives and professional service providers and reduced travel expenses. The mandatory leave without pay program in the United States began on October 1, 2001 and was eliminated on March 17, 2002. The voluntary leave without pay program in Europe began on January 1, 2002 and is expected to last approximately six months.

    Despite the challenges we faced during fiscal 2002, we were able to report record annual revenue of $310.1 million, an increase of 15.7% compared to fiscal 2001. We reported a significant increase in our net loss under GAAP (we reported a net loss of $115.2 million in fiscal 2002 compared to a net loss of $28.1 million in fiscal 2001) and our adjusted net loss (1) was $17.4 million, or a $25.4 million decrease from fiscal 2001. Our successful implementation of cost containment initiatives during the second half of fiscal 2002 better aligned our operating cost structure with the anticipated reduction in revenue levels due to the downturn in the global economy. As a result, we were able to reduce our quarterly adjusted net loss (1) from $10.7 million during the quarter ended August 31, 2001 to $1.3 million during the quarter ended February 28, 2002.

(1) Adjusted net income or loss is the internal measure of profitability used by our management to judge operating performance. Adjusted net income or loss equals net income or loss as determined under GAAP less (i) amortization of intangibles and acquired technology, (ii) non-cash stock compensation (benefit) expense, (iii) restructuring expenses (benefits), (iv) purchased research and development expense and (v) the loss associated with our investment in Converge Inc. and the IRI settlement, along with the related income tax effects.

    Adjusted net income or loss as measured by the Company is not determined in accordance with GAAP, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of operating performance determined in accordance with GAAP. Additionally, our calculation of adjusted net income or loss may not be comparable to similarly titled measures of other companies.

RESULTS OF OPERATIONS:

    The following table includes the consolidated statements of operations data for each of the years in the three-year period ended February 28, 2002 expressed as a percentage of revenue:

                                                     FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                       2002            2001            2000
                                                  --------------  --------------  ---------
Revenue:
        Software                                        41.9%           52.0%           39.6%
        Services                                        34.3%           27.4%           30.5%
        Support                                         23.8%           20.6%           29.8%
                                                        -----           -----           -----
            Total revenue                              100.0%          100.0%          100.0%
                                                      ------          ------          ------

Operating expenses:
        Cost of software                                 6.8%            7.2%            7.8%
        Amortization of acquired technology              3.0%            0.4%            0.1%
        Cost of services and support                    29.7%           22.1%           28.7%
        Sales and marketing                             38.8%           43.1%           40.3%
        Product development                             22.7%           15.2%           19.1%
        General and administrative                       9.2%            8.6%           10.4%
        Amortization of intangibles                     27.8%            5.6%            1.5%
        Purchased research and development
            and acquisition-related expenses              --             3.6%             --
        Restructuring expenses (benefits)                2.1%             --            (1.0)%
        Non-cash stock compensation  (benefit)
        expense                                         (1.0)%           4.8%             --
        IRI settlement                                   1.0%             --              --
                                                      ------          ------          ------
            Total operating expenses                   140.1%          110.6%          106.9%
                                                      ------          ------          ------

Loss from operations                                   (40.1)%         (10.6)%          (6.9)%
Other (expense) income - net                            (4.7)%           1.1%            0.9%
                                                      -------         ------          ------

Loss before income taxes                               (44.8)%          (9.5)%          (6.0)%
(Benefit) provision for income taxes                    (7.8)%           1.0%           (0.1)%
                                                      -------         ------          ------

Net loss                                               (37.0)%         (10.5)%          (5.9)%
                                                      ======          ======          ======

    The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation (benefit) expense as follows (in thousands):

                                        FISCAL YEAR ENDED
                                   2002           2001         2000
                                   ----           ----         ----
Cost of services and support     $      52     $   4,579        $   -
Sales and marketing                 (1,794)        3,262            -
Product development                 (1,310)        3,694            -
General and administrative             (59)        1,266            -
                                 ----------    ---------      -------
                                 $  (3,111)    $  12,801        $   -
                                 ==========    =========      -------

See Operating Expenses: "Non-Cash Stock Compensation (Benefit) Expense" for further detail.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

    The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these and other items that require management's estimates.

    We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software, valuation of long-lived assets, including intangible assets and goodwill, and deferred income taxes. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to
Note 1 in the Notes to Consolidated Financial Statements included elsewhere in this annual report for further discussion of our accounting policies.


Revenue Recognition

    Our revenue consists of software revenue, services revenue and support revenue. Software revenue is generally recognized upon execution of a software license agreement and shipment of the software, provided the fees are fixed and determinable and collection is considered probable in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition". Fees are allocated to the various elements of software license agreements based on historical fair value experience. If a software license agreement contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for software licenses are due within twelve months from the agreement date. Where software license agreements call for payment terms of twelve months or more from the agreement date, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. When we provide services that are considered essential to the functionality of software products sold or if software sold requires significant production, modification or customization, we account for the software and services revenue in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts", which requires us to use the percentage-of-completion method of revenue recognition. In these cases, software revenue is recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

    Implementation services are separately priced, are generally available from a number of suppliers and are typically not essential to the functionality of our software products. Implementation services, which include project management, system planning, design and implementation, customer configurations, and training, are typically billed on an hourly basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly basis are recognized as the work is performed. On fixed price contracts, services revenue is recognized using the percentage-of-completion method of accounting by relating hours incurred to date to total estimated hours at completion.

    Support revenue includes post-contract support and the rights to unspecific software upgrades and enhancements. Maintenance revenues from customer support services are generally billed annually with the revenue being deferred and recognized ratably over the maintenance period.

Allowance for Doubtful Accounts

    For each of the three years in the period ended February 28, 2002, our provision for doubtful accounts has ranged between approximately 1% and 3% of total revenues. We initially record the provision for doubtful accounts based on our historical experience of write-offs and adjust our allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, our historical write-offs, the credit worthiness of the customer, the economic conditions of the customer's industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company's future provision for doubtful accounts.

Capitalized Software

    We capitalize the development cost of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to clients. Software development costs are amortized at the greater of the amount computed using either: (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release; or (b) the ratio that current gross revenue bears to the total current and anticipated future gross revenue. Generally, an economic life of two years is assigned to capitalized software development costs.

Valuation of Long-Lived Assets, Including Intangible Assets and Goodwill

    We assess the impairment of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Goodwill and other intangible assets, including acquired technology, are amortized over periods ranging from two to seven years.

    We will adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as of March 1, 2002, and, as a result, we will no longer amortize goodwill. We will perform an initial impairment review of our goodwill during the first quarter of fiscal 2003 and additional impairment reviews annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Upon completion of our initial impairment review, we do not expect to record an impairment charge. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Deferred Income Taxes

    We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." We assess the likelihood that our deferred tax assets will be recovered from our future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we determine that the amount to be realized is greater or less than the amount we have recorded.

REVENUE:

    Software Revenue. Software revenue decreased 6.9%, or $9.5 million, in fiscal 2002 and increased 130.6%, or $78.9 million, in fiscal 2001. The decrease in software revenue and software revenue as a percentage of total revenue in fiscal 2002 was primarily due to economic uncertainty and a related decline in information technology spending, including software, which resulted in a decrease in the number of completed software license transactions and average selling price ("ASP"). The increases in software revenue and software revenue as a percentage of total revenue in fiscal 2001 was primarily due to increased demand and market acceptance for our software products, increased selling activities resulting from a larger and more effective sales force, increased ASP and number of completed transactions and enhanced product offerings. The following table summarizes our software transactions for fiscal 2002, 2001 and 2000:

                                                      FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                        2002         2001         2000
                                                      ---------    ---------    ---------
Significant Software Transactions (1)
-------------------------------------
Number of transactions                                      111         114          93
Average selling price (in thousands)                    $ 1,118     $ 1,187       $ 581


    (1) Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal year.

The following table summarizes the number of software transactions of $1.0 million or greater:

                                                              FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                                 2002        2001          2000
                                                               ---------   ----------    ----------
Software transactions $1.0 million - $2.49 million                27          34            13
Software transactions $2.5 million - $4.9 million                  5          10             1
Software transactions $5.0 million or greater                      6           3             0
                                                               ---------   ----------    ----------
Total software transactions $1.0 million or greater               38          47            14


    We believe the reduction in software transactions of $1.0 million or greater in fiscal 2002 is primarily the result of companies becoming more cautious and deliberate regarding commitments to large capital expenditures due to the uncertain global economic conditions. The increase in software transactions of $1.0 million or greater in fiscal year 2001 was primarily the result of increased demand and market acceptance of our software products and our expanded and enhanced product offerings.

    Services Revenue. Services revenue increased 45.3%, or $33.2 million, in fiscal 2002 and increased 57.7%, or $26.8 million, in fiscal 2001. The increase in services revenue in fiscal 2002 and fiscal 2001 were due to an increased number of implementations, an increased customer base desiring training, consulting and implementation services and the Talus acquisition. We believe that, as a result of the decrease in the number of completed software license transactions in fiscal 2002, services revenue growth in fiscal 2003 will be lower than we have experienced in the past two fiscal years. Services revenue tends to track software license revenue in prior periods. See "Forward Looking Statements" and "Factors That May Effect Future Results".

    Support Revenue. Support revenue increased 33.5%, or $18.5 million, in fiscal 2002 and increased 21.6%, or $9.8 million, in fiscal 2001. The increase in support revenue in fiscal 2002 and fiscal 2001 was due to the increase in the number of clients that have licensed our software products and entered into annual support arrangements coupled with renewals of annual support agreements by our existing client base. In the past, we have experienced high rates of renewed annual support contracts. There can no assurance that this renewal rate will continue. See "Forward Looking Statements" and "Factors That May Effect Future Results".

    International Revenue. We market and sell our software and services internationally primarily in Europe, Asia, Canada and Latin America. Revenue outside of the United States increased 6.5%, or $5.4 million, to $87.7 million in fiscal 2002 and increased 34.8%, or $21.3 million, to $82.3 million in fiscal 2001. Revenue outside of the United States as a percentage of total revenue was 28.3% in fiscal 2002 and 30.7% and 40.1%, in fiscal 2001 and 2000, respectively. The increases in our international revenue resulted from our efforts to expand our presence and selling efforts outside of the United States. We believe increasing international revenue is critical to our growth in both revenue and profitability and may lower our overall exposure to unfavorable economic conditions in specific regions.

OPERATING EXPENSES:

     Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three fiscal years ended February 28 or 29, 2002, 2001 and 2000 (in thousands):



                                               FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                               2002            2001             2000
                                          --------------  --------------   -------------
Amortization of capitalized software         $  11,382       $   9,486        $   9,006
   Percentage of software revenue                  8.8%            6.8%            14.9%
Other costs of software                          9,762           9,660            2,805
   Percentage of software revenue                  7.5%            6.9%             4.6%
                                             ---------       ---------        ---------
Total cost of software                       $  21,144       $  19,146        $  11,811
   Percentage of software revenue                 16.3%           13.7%            19.5%

    The increase in cost of software in fiscal 2002 was primarily due to increased amortization of capitalized software resulting from an increase in the number of product development initiatives. Cost of software increased in fiscal 2001 primarily as a result of increases in royalties paid to third parties as a result of the mix of software sold and an increase in software revenue.

    Amortization of Acquired Technology. In connection with our acquisitions of the CSD division of Partminer and SpaceWorks intellectual property during fiscal 2002, and Talus and STG during fiscal 2001, and certain previous acquisitions, we acquired developed technology that we offer as part of our integrated solutions. Acquired technology is amortized over periods ranging from four to six years.

    Cost of Services and Support. Cost of services and support includes primarily personnel and third-party contractor costs. Cost of services and support as a percentage of related revenue was 51.1% in fiscal 2002, 46.0% in fiscal 2001 and 47.6% in fiscal 2000. Cost of services and support increased 55.7%, or $32.9 million, in fiscal 2002 and increased 35.1%, or $15.4 million, in fiscal 2001. The increase in absolute dollars in cost of services and support during fiscal 2002 and 2001 was attributable to adding the personnel necessary to support the growth in services and support revenue and installed customer base, as well as the Talus acquisition in December 2000. The increase in cost of services and support in fiscal 2002 as a percentage of related revenue reflects
(i) increased use of outside contractors needed to support the increased demand of implementation services during our first three quarters in fiscal 2002 and
(ii) an increase in the proportion of this revenue derived from implementation services, which historically realize lower margins than maintenance services.

    Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense as a percentage of total revenue was 38.8% in fiscal 2002, 43.1% in fiscal 2001 and 40.3% in fiscal 2000. Sales and marketing expense increased 4.2%, or $4.8 million in fiscal 2002, and increased 88.2%, or $54.2 million in fiscal 2001. The increase in absolute dollars in fiscal 2002 was primarily due to increased personnel costs resulting from an increase in the average number of sales, marketing and business development employees to 420 in fiscal 2002 compared to 339 in fiscal 2001, partially offset by lower sales commissions resulting from decreased software sales. The decrease in sales and marketing expense as a percentage of total revenue in fiscal 2002 was primarily due to the combination of lower sales commissions due to decreased software revenue, flat promotional spending and higher revenues in fiscal 2002 as compared to fiscal 2001. The increase in fiscal 2001 was due to increased personnel costs resulting from an increase in the average number of sales, marketing and business development employees from 232 in fiscal 2000, increased sales commissions due to higher software revenue, and increases in promotional spending, advertising and public relations spending to rebrand and reposition our solutions in the marketplace.

    Product Development. Product development expenses include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities, net of capitalized software development costs. Such costs are primarily from personnel and third party contractors. The following table sets forth product development costs for the three fiscal years ended February 28, 2002 (in thousands):

                                  FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                      2002        2001        2000
                                  ----------- ----------- --------
Gross product development costs     $80,956     $49,750     $34,585
   Percentage of total revenue         26.1%       18.6%       22.7%
Less: Capitalized software
development costs                    10,479       8,920       5,435
   Percentage of total revenue          3.4%        3.3%        3.6%
                                    -------     -------     -------
Product development costs, as
reported                            $70,477     $40,830     $29,150
   Percentage of total revenue         22.7%       15.2%       19.1%

    Gross product development costs increased 62.7%, or $31.2 million, in fiscal 2002 and increased 43.8%, or $15.2 million, in fiscal 2001. Net product development costs increased 72.6%, or $29.6 million, in fiscal 2002 and increased 40.1%, or $11.7 million, in fiscal 2001. The increases in fiscal 2002 were due to:

    - an increase in the average number of product development employees to 413 in fiscal 2002 compared to 296 in fiscal 2001;

    - acquisitions during the first six months of fiscal 2002 and fourth quarter of fiscal 2001; and

    -   an increased number of product development initiatives.

    The increase in gross and net product development costs in fiscal 2001 was primarily the result of an increase in the average number of product development employees, an increase in the usage of outside contractors and an increase in the number of product development initiatives.

    The increase in product development expenses as a percentage of total revenue in fiscal 2002 is primarily the result of the increased number of new product development initiatives commenced by the Company, the expected time taken to fully integrate the technologies and product development personnel of the companies we acquired and lower growth in total revenue. We expect to continue to expend significant resources on product development in future periods. See "Forward Looking Statements" and "Factors That May Effect Future Results."

     General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses increased 24.4%, or $5.6 million, in fiscal 2002 and 44.8%, or $7.1 million, in fiscal 2001. The increases in fiscal 2002 and 2001 were due primarily to an increase in personnel to support our growth.

    Amortization of Intangibles. Our acquisitions of the CSD division of Partminer and One Release during fiscal 2002 and Talus and STG during fiscal year 2001 and certain previous acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Goodwill and other intangible assets (other than acquired technology) are amortized over periods ranging from two to seven years. Details of our acquisitions are included in Note 11 - "Acquisitions" in the Notes to our Consolidated Financial Statements included elsewhere in this annual report.

    Purchased Research and Development and Acquisition-Related Expenses. Our acquisitions of Talus and STG included the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. Accordingly, in fiscal 2001, the portion of the purchase price for Talus and STG allocated to purchased research and development of $9.7 million, in aggregate, was expensed immediately in accordance with generally accepted accounting principles. Details of our acquisitions are included in Note 11 - "Acquisitions" in the Notes to our Consolidated Financial Statements included elsewhere in this annual report.

    Restructuring Expenses (Benefits). During our second and third quarters of fiscal 2002, we adopted two restructuring plans. As a result, we incurred restructuring expenses of $6.6 million in fiscal 2002. The costs were primarily attributable to remaining lease obligations, severance and related benefits and employee relocation costs.

    During fiscal 2000, we reduced a previously reported restructuring charge by $1.5 million due to changes in estimates related to better than expected success in subleasing abandoned and excess office space which was offset in part by higher than expected severance costs. Details of our restructuring charges (benefits) are included in Note 13 - "Restructuring" in the Notes to our Consolidated Financial Statements included elsewhere in this annual report.

    Non-Cash Stock Compensation (Benefit) Expense. We recognized non-cash stock compensation (benefit) expense of $(3.1) million in fiscal 2002 and $12.8 million in fiscal 2001 associated with stock options that were repriced in January 1999, net of unvested stock options assumed in the Talus acquisition. These amounts are included as a separate component of stockholders' equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation".

    Repriced Options:

    In January 1999, we repriced certain employee stock options, other than those held by executive officers or directors. This resulted in approximately
3.0 million options being repriced and the four-year vesting period starting over. Under FIN 44, repriced options are subject to variable plan accounting, which requires compensation cost or benefit to be recorded each period based on changes in the Company's stock price until the repriced options are exercised, forfeited or expire. This resulted in a benefit of $8.0 million in fiscal 2002 and an expense of $11.1 million in fiscal 2001. No adjustments were made upon initial application of FIN 44 for periods prior to July 1, 2000. The initial fair value used to measure the ongoing stock compensation charge or benefit was $22.19 based on the closing price of our common stock on June 30, 2000. As of February 28, 2002, approximately 1.0 million repriced options were still outstanding with a remaining vesting period of approximately one year. In future periods, we will record additional charges or benefits related to the repriced stock options still outstanding based on the change in our common stock price compared to the last reporting period. If our stock price at the beginning and end of any reporting period is below $22.19, no charge or benefit will be recorded.

    Unvested Stock Options -Talus Acquisition:

    As part of the Talus acquisition, we assumed all outstanding stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $4.8 million in fiscal 2002 and $1.2 million during fiscal 2001. As of February 28, 2002, approximately 187,000 of these options remained unvested with remaining vesting periods up to 2.75 years.

    IRI Settlement. The IRI settlement charge of $3.1 million in fiscal 2002 represents the amount in excess of a liability accrued in prior years for the resolution of a dispute between the Company and Information Resources, Inc. ("IRI"). Details of the IRI settlement are included in Note 6 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

OTHER (EXPENSE) INCOME, NET

    Other (expense) income, net, includes interest income from cash equivalents and marketable securities, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense, net was $14.6 million in fiscal 2002 compared to other income, net of $2.9 million and $1.4 million in fiscal 2001 and 2000, respectively. The change in fiscal 2002 relates primarily to an impairment loss we recorded of approximately $10.2 million relating to an other-than-temporary decline in the fair value of our equity investment in Converge, Inc. (see Note 12 - "Investments in Businesses" in Notes to Consolidated Financial Statements) and higher interest expense as a result of the issuance of $250.0 million in convertible debt during the quarter ended November 30, 2000, partially offset by higher interest income in fiscal 2002 as a result of higher levels of invested cash and marketable securities. The increase in fiscal 2001 relates primarily to an increase in interest income due to higher investment levels in fiscal 2001 offset by higher interest expense, both as a result of the issuance of $250.0 million of convertible debt during the quarter ended November 30, 2000.

(BENEFIT FROM) PROVISION FOR INCOME TAXES

    We recorded an income tax benefit of $(24.1) million in fiscal 2002, an income tax provision of $2.6 million in fiscal 2001 and an income tax benefit of $(0.2) million in fiscal 2000. The effective tax rate in fiscal 2002 differed from the U.S statutory rate primarily due to non-deductible goodwill amortization along with non-cash stock compensation (benefit) expense and impairment loss on the Converge, Inc. investment that did not result in an income tax benefit or expense for financial reporting purposes. Excluding the effect of amortization of intangibles and developed technology, non-cash stock compensation (benefit), the Converge, Inc. investment impairment, the IRI settlement and restructuring costs, our effective tax rate was approximately 35.6% for fiscal 2002. As of February 28, 2002, we had net operating loss carryforwards ("NOLs") for federal, state and foreign tax purposes of $283.8 million, in aggregate. These carryforwards expire in various years between 2002 and 2022. We recorded deferred tax asset valuation allowances against NOLs where it is more likely than not that we will not be able to utilize these future tax benefits.

    As of February 28, 2002, we had net deferred tax assets of $20.4 million. Realization of our net deferred tax assets is dependent upon the Company having sufficient taxable income in future periods to utilize our net operating loss carryforwards before they expire from 2002 to 2022. Continuing losses for tax purposes combined with a reduction in our anticipated taxable income in future periods could cause a portion of our net operating loss carryforwards to expire with a corresponding loss of the related deferred tax asset. Management believes that an appropriate valuation allowance was recorded at February 28, 2002 based upon the Company's estimates. Management will continue to monitor its estimates of future profitability based on evolving business conditions.

NET (LOSS) INCOME

    We reported a net loss of $115.2 million, $28.1 million and $8.9 million for fiscal years ending February 28 or 29, 2002, 2001 and 2000, respectively. The increased net loss in fiscal 2002 compared to fiscal 2001 is primarily due to amortization of intangibles directly attributable to our acquisitions in the fourth quarter of fiscal 2001 and in fiscal 2002, the Converge, Inc. investment impairment, the IRI settlement, restructuring costs and an increased operating loss (excluding non-cash charges), offset by the favorable effect of non-cash stock compensation (benefit) expense. The increased net loss in fiscal 2001 compared to fiscal 2000 is primarily due to the write-off of purchased research and development and intangible amortization directly attributable to our acquisitions of Talus and STG and charges for non-cash stock compensation, offset by an increase in operating income, excluding these non-cash items. Adjusted net (loss) income was $(17.4) million, $8.0 million and $(8.4) million in fiscal 2002, 2001 and 2000, respectively.

EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per common share are computed in accordance with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings (loss) per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per common share include, when dilutive, (i) the effect of stock options and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period, and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. Future weighted-average shares outstanding calculations will be impacted by the following factors:

        - the ongoing issuance of common stock associated with stock option and warrant exercises;

        - the issuance of common shares associated with our employee stock purchase plan;

        - any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculations;

        - the issuance of common stock to effect business combinations should we enter into such transactions;

        - assumed or actual conversions of our convertible debt into common stock;

        - the potential issuance of common stock related to contingent consideration from the STG acquisition (see "Liquidity and Capital Resources"); and

        - the potential issuance of common stock related to the WDS acquisition (see "Liquidity and Capital Resources").

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our cash, cash equivalents and marketable securities in aggregate decreased $67.2 million during fiscal 2002 to $233.1 million as of February 28, 2002. Working capital decreased $63.7 million to $237.0 million at February 28, 2002. The decrease in cash, cash equivalents, marketable securities and working capital resulted primarily from cash payments for the Partminer CSD, Inc. and SpaceWorks, Inc. acquisitions, the Converge, Inc. investment, two semi-annual interest payments on our convertible debt, as well as losses from operations and severance and lease payments related to our restructuring plans.

    Cash flows (used in) provided by operating activities was $(15.9) million, $15.5 million and $12.3 million in fiscal 2002, 2001 and 2000, respectively. The change in operating cash flows of $31.4 million in fiscal 2002 resulted primarily from (i) the Company's operating loss before non-cash items in fiscal 2002 and (ii) increased cash paid for interest on our convertible debt offset by increased interest income. Days sales outstanding ("DSO") in accounts receivable, which is calculated based on our fourth quarter revenue, increased to 85 days as of February 28, 2002 versus 82 days as of February 28, 2001.

    Cash provided by (used in) investing activities was $36.6 million, $(117.3) million and $(7.2) million in fiscal 2002, 2001 and 2000, respectively. Investing activities consist primarily of the sales and purchases of marketable securities, purchases of property and equipment, purchases and capitalization of software and acquisitions and investments in businesses. Sales of marketable securities, net of purchases, were $101.0 million in fiscal 2002. Total purchases of property, equipment and software, including capitalized software, were $23.7 million in fiscal 2002. We expect purchases of property and equipment to increase in fiscal 2003 as we complete the build out of our new corporate headquarters space. Acquisitions and investments in businesses, net of cash acquired, of $41.1 million, in aggregate, during fiscal 2002, relate primarily to the Partminer CSD, Inc., and SpaceWorks, Inc. acquisitions and the Converge, Inc. investment.

    Cash provided by financing activities was $12.4 million, $256.2 million and $5.0 million in fiscal 2002, 2001 and 2000, respectively. Cash provided by financing activities in fiscal 2002 consisted primarily of proceeds from the exercise of stock options and employee stock plan purchases. Cash provided by financing activities in fiscal 2001 consisted primarily of proceeds from our convertible debt offering in November 2000 and proceeds from the exercise of stock options and employee stock plan purchases, partially offset by payments made against our line of credit. We had no borrowings outstanding under our line of credit at February 28, 2002.

    As of February 28, 2002, we had $250.0 million in 5% convertible subordinated notes outstanding ("the Notes"). The Notes bear interest at 5.0% per annum, which is payable semi-annually. The Notes mature in November 2007 and are convertible into approximately 5.7 million shares of our common stock at a conversion price of $44.06 per share, subject to adjustment under certain conditions. On or after November 7, 2003, we may redeem the Notes in whole, or from time to time, in part, at our option. Redemption can be made on at least 30 days' notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:



               REDEMPTION PERIOD                     REDEMPTION PRICE
----------------------------------------------     ------------------
November 7, 2003 through October 31, 2004                   103%
November 1, 2004 through October 31, 2005                   102%
November 1, 2005 through October 31, 2006                   101%
November 1, 2006 through maturity                           100%

     On February 28, 2002, we renewed a one-year unsecured revolving credit facility with a commercial bank for $20.0 million. Under its terms, we may request cash advances, letters of credit, or both. We may make borrowings under the facility for short-term working capital purposes or for acquisitions. The facility requires us to comply with various operating performance and liquidity covenants, restricts us from declaring or paying cash dividends and limits the size of acquisition-related borrowings. As of February 28, 2002, we had $15.9 million in letters of credit outstanding under this line primarily to secure our lease obligations for office space. We were in compliance with all financial covenants as of February 28, 2002.

    The following summarizes our lease obligations as of February 28, 2002 and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                                        FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                        ------------------------------------
                                    2003       2004        2005        2006        2007       THEREAFTER      TOTAL
                                    ----       ----        ----        ----        ----       ----------      -----
Capital leases                    $ 2,035   $  1,536     $     4     $    --     $     --       $    --     $  3,575
Operating leases                   21,018     20,161      16,978      15,737       15,055        46,881      135,830
                                   ------     ------      ------      ------       ------        ------      -------
   Total lease obligations        $23,053   $ 21,697     $16,982     $15,737      $15,055       $46,881     $139,405


    In December 2000, we entered into a ten-year lease agreement for a new headquarters facility in Rockville, MD for approximately 210,000 square feet to replace expiring leases in our existing Maryland facilities. This lease was amended in June 2001 to add approximately 70,000 square feet. We began moving into our new headquarters space in March 2002 and expect to be completely moved into the new space by the end of the second calendar quarter of 2002. The operating lease term commenced in May 2002 and ends in June 2012. We expect to incur an additional $6.0 million in capital expenditures for leasehold improvements in the new headquarters space during the first half of fiscal 2003. We will also procure approximately $8.0 million of furniture and telecommunications equipment for the new headquarters space under capital lease agreements, of which $2.4 million has been recorded as of February 28, 2002. We expect to commit to the remaining balance during the first quarter of fiscal 2003. Details of our capital and operating lease commitments are in Note 6 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included elsewhere in this annual report.

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

    On April 26, 2002, we acquired certain assets and assumed certain liabilities of WDS for $26.2 million. Approximately $2.6 million of the purchase price was paid in cash at closing. The remaining purchase price of $23.6 million is payable in shares of our common stock, cash, or a combination thereof at our election. We have agreed to register for resale by WDS shares of our common stock issued as payment of the purchase price. If we elect to pay some or all of the remaining purchase price in shares of our common stock, the number of shares to be issued will be determined by dividing the remaining $23.6 million (the "Negotiated Value") by the average closing price of our common stock for the two consecutive trading days ending on the second trading day prior to the shares becoming registered for resale. If a registration statement for the shares is not declared effective within 180 days of the filing thereof, we would be required to pay the Negotiated Value in cash.

    If, at the close of the ten trading day period beginning after the registration for resale of the shares becomes effective, the aggregate value of the shares issued to WDS (the "Trading Value"), using the average closing price of our common stock during such ten trading day period (the "Trading Price"), is less than 95% of the Negotiated Value, we will be required to pay the difference between the Negotiated Value and the Trading Value (not to exceed $8.26 million) to WDS in cash, shares of our common stock or a combination thereof at our election. If we elect to pay the difference in shares of our common stock, the number of shares to be issued will be determined by dividing the difference between the Negotiated Value and the Trading Value by the Trading Price. If, at the close of such ten trading day period, the Trading Value is more than 105% of the Negotiated Value, WDS will return shares to us in an amount determined in the same manner. Details are included in Note 17 - "Subsequent Events" in the Notes to our Consolidated Financial Statements included elsewhere in this annual report.

    In the future, we may pursue acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

    We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for the foreseeable future. We believe that the combination of cash and cash equivalents, marketable securities and anticipated cash flows from operations will be sufficient to satisfy our potential cash requirements for the STG contingent consideration, the WDS acquisition and expected capital expenditures and capital lease obligations for the next twelve months. However, weakening economic conditions or weakening demand for application software in future periods would negatively impact our future operating results and liquidity. See "Forward Looking Statements" and "Factors That May Effect Future Results."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

    On March 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138. SFAS 133 requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have a material impact on our financial statements.

    In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations." and Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets." SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. In addition, SFAS 142 requires assembled workforce to be reclassified as goodwill. On an annual basis, and when there is reason to suspect that their values have been impaired, these assets must be tested for impairment and write-downs may be necessary. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. SFAS 142 will also require recognized intangible assets with finite lives to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

Disposed Of." Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite.

    In connection with the goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired at the date of adoption. To accomplish this, we will identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption and determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. Any impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

    We will adopt the provisions of SFAS 141 and SFAS 142 as of March 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. Early adoption and retroactive application of these Standards are not permitted. However, any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a business combination initiated after June 30, 2001 is not amortized. Goodwill and intangible assets acquired in business combinations initiated before July 1, 2001 were amortized until February 28, 2002. Effective March 1, 2002, we stopped amortizing goodwill, but will continue amortizing other intangible assets with finite lives. We will perform the initial goodwill impairment test required by SFAS 142 during our first quarter of fiscal 2003. Although we have not yet completed our analysis, we do not expect an impairment loss to be recognized upon the adoption of SFAS 142. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit. We believe that upon adoption of the non-amortization provisions of SFAS 142, our amortization of intangibles and acquired technology will decrease to approximately $13.6 million in fiscal 2003 from $95.4 million in fiscal 2002 before considering the impact of the WDS acquisition.



    In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's No. 30 ("APB 30"), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS 144 effective March 1, 2002, and do not expect adoption of this standard to have any material impact on our financial statements.

    In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", which was subsequently incorporated in Emerging Issues Task Force No. 01-14 ("EITF 01-14"). EITF 01-14 establishes that reimbursements received for "out-of-pocket" expenses such as airfare, hotel stays and similar costs should be characterized as revenue in the income statement. We adopted the guidance effective March 1, 2002 with the resulting effect of increased services revenue and increased operating expenses. We currently record "out-of-pocket" expense reimbursements as a reduction of cost of services. We will be required to reclassify these amounts to revenue in our comparative financial statements beginning in our first quarter of fiscal 2003. Application of EITF 01-14 will not result in any net impact to operating or net income in any past periods or future periods.


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

     The terrorist attacks that took place in the United States on September 11, 2001, and thereafter in the United States and elsewhere in the world have adversely affected many businesses, including the Company, in multiple ways. The national and global responses to these terrorist attacks, some of which are still being formulated, may materially adversely affect us in ways we cannot predict at present. Some of the possible material adverse impacts to our business include, but are not limited to:

    - the reduced ability to do business in the ordinary course as it is customarily conducted, resulting from a variety of factors, including changes or disruptions in movement and sourcing of materials, goods and components or the possible interruption in the flow of information or monies;

    - a lengthening of our sales cycles and implementations, which might result from a number of factors, including among others changes in security measures for passenger air travel and reductions in available commercial flights which may make it more difficult for our sales force to schedule face-to-face meetings with prospects and to negotiate and consummate transactions;

    - increased credit and business risk for customers in industries that were severely impacted by the attacks, including passenger airlines and other travel and hospitality industries; and

    - possible reductions, delays or postponements, in capital expenditures as a result of changes in priorities and approval processes.

AS A RESULT OF OUR SIGNIFICANT LOSSES IN RECENT FISCAL YEARS AND SIGNIFICANT CHANGES IN OUR PRODUCTS AND SERVICES, YOU MAY HAVE DIFFICULTY EVALUATING OUR FUTURE PROSPECTS.

     We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses in fiscal 1999 and fiscal 2000 and a decline in revenue in fiscal 2000. Late in our second quarter of fiscal 2002 and into our third quarter of fiscal 2002, we again experienced a decline in revenue, due to weakening economic conditions and the affects resulting from the terrorist attacks of September 11, 2001. Since April 1999, we enhanced our supply chain optimization products and services, expanded the scope of our product and service offerings to include supplier relationship management, service & parts management and pricing and revenue optimization and improved our direct sales organization. Our ability to continue to improve our financial performance and maintain financial stability will be subject to a number of risks and uncertainties, including the following:

    - weakening economic conditions which adversely impacted our operating performance during the quarters ended August 31, and November 30, 2001 and may continue into the future;

    - slower growth in the markets for SRM, SCM, PRO & S&PM solutions than expected;

    - our ability to introduce new software products and services to respond to technological and client needs;

    - our ability to manage through difficult economic and political environments;

    - our ability to hire, integrate and deploy our direct sales force effectively;

    - our ability to expand our distribution capability through indirect sales channels;

    - our ability to contain or reduce operating costs without adversely impacting revenue growth;

    -   our ability to respond to competitive developments and pricing; and

    -   our dependence on our current executive officers and key employees.

     If we fail to successfully address these risks and uncertainties, our business could be harmed and we could continue to incur significant losses.

WE HAVE EXPERIENCED SIGNIFICANT LOSSES IN RECENT YEARS. OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF NON-CASH CHARGES WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     We have recently incurred significant losses, including net losses of $115.2 million during fiscal 2002, $28.1 million in fiscal 2001 and $8.9 million in fiscal 2000. As a result of the WDS acquisition in April 2002, we will likely incur a non-cash charge in our first quarter of fiscal 2003 related to purchased research and development which has not yet been determined to be technologically feasible and has no alternative future use in its current stage of development. We will incur non-cash charges in the future related to the amortization of intangible assets, including acquired technology and non-cash stock compensation expenses associated with our acquisition of Talus Solutions, Inc. (Talus). We will also incur non-cash charges related to the amortization of certain intangible assets, including acquired technology, relating to the acquisition of WDS, STG Holdings, Inc., PartMiner Inc.'s CSD business and SpaceWorks Inc. In addition, we have incurred and may in the future incur non-cash stock compensation charges related to our stock option repricing. During fiscal 2002, we announced that we were required to write off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. We may also incur non-cash charges in future periods related to impairments of long-lived assets. We cannot assure you that our revenue will grow or that we will achieve profitability in the future. Our ability to increase revenue and achieve profitability will be affected by the other risks and uncertainties described in this section. Our failure to achieve profitability could cause our stock price to decline.

OUR OPERATING RESULTS FLUCTUATE, AND IF WE FAIL TO MEET THE EXPECTATIONS OF THE INVESTMENT COMMUNITY IN ANY PERIOD, OUR STOCK PRICE COULD SUFFER FURTHER SIGNIFICANT DECLINES.

     Our revenue and operating results are difficult to predict and have become more difficult to predict since global economic uncertainties and political instability increased in fiscal 2002. We believe that period-to-period comparisons of our operating results will not necessarily be indicative of future performance. The factors that may cause fluctuations of our quarterly operating results include the following:

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

    - delay or deferral of customer purchases and implementations of our solutions due to weakening economic conditions which adversely impacted our operating performance during the quarters ended August 31, 2001 and November 30, 2001;

    - increased economic uncertainty and political instability world-wide following the terrorist attacks which began in the United States on September 11, 2001;

    - changes in prices or the pricing models for our products and services or those of our competitors;

    -   changes in the mix of our software, services and support revenue;

    - changes in the mix of software products we sell and related impact on third-party royalty payments;

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

VARIATIONS IN THE TIME IT TAKES US TO LICENSE OUR SOFTWARE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

     The time it takes to license our software to prospective clients varies substantially, but typically has ranged historically between four and twelve months. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the license of our products could cause significant variations in our revenue from quarter to quarter. These delays have occurred on a number of occasions in the past, including, most recently, in our quarters ended August 31, 2001 and November 30, 2001. Furthermore, these fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term and we devote significant time and resources to prospective clients. The length of our sales cycle depends on a number of factors, including the following:

    - the complexities of the SRM, SCM, PRO and S&PM problems our solutions address;

    - the breadth of the solution required by the client, including the technical, organizational and geographic scope of the license;

    - the evaluation and approval processes employed by the clients and prospects;

    -   the sales channel through which the solution is sold;

    -   the economic conditions in the United States and abroad;

    - increased economic uncertainty and political instability world-wide following the terrorist attacks which began in the United States on September 11, 2001; and

    -   any other delays arising from factors beyond our control.

THE SIZE AND SCOPE OF OUR LARGEST CONTRACTS WITH CLIENTS HAVE INCREASED, WHICH MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

     Our clients and prospective clients are seeking to solve increasingly complex SRM, SCM, PRO and S&PM problems. Further, we are focused on providing more comprehensive solutions for our clients, as opposed to only licensing software. As the complexities of the problems our clients seek to solve increases, the size and scope of our contracts with clients increase, as evidenced by the increase in the number of software transactions of $5.0 million or greater in fiscal 2002 and 2001. We recorded six software transactions of $5.0 million or greater in fiscal 2002 as compared to three and zero software transactions of $5.0 million or greater in fiscal 2001 and 2000, respectively. As a result, our operating results could fluctuate due to the following factors:

    - the complexities of the contracting processes of our clients and prospects;

    - contractual terms may vary widely, which may result in differing methods of accounting for revenue from each contract;

    - the sales cycles related to larger contracts may be longer and subject to greater delays; and

    - losses of, or delays in, concluding larger contracts could have a proportionately greater effect on our revenue for a particular period.


     Any of these factors could cause our revenue to decline or fluctuate significantly in any quarter and could cause a decline in our stock price.

A PORTION OF OUR REVENUE IS DERIVED FROM SOLUTION SUPPORT CONTRACTS. A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS COULD MATERIALLY HARM OUR BUSINESS.

    Our support revenue includes post-contract support and the rights to unspecified software upgrades and enhancements. Support revenue as a percentage of total revenue was 23.8%, 20.6% and 29.8% in fiscal 2002, 2001 and 2000, respectively. Support contracts are generally renewable annually at the option of our customers. In the past, we have experienced high rates of renewed annual support contracts from our customers. If our customers fail to renew their maintenance agreements at historical rates, our support revenues could materially decline and could cause a decline in our stock price.

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

     - avoid conflicts with our clients and business partners that have commercial relationships or compete with the acquired company;

     - avoid unanticipated operational difficulties or expenditures or both; and

     - effectively operate our existing business lines, given the significant diversion of resources and management attention required to successfully integrate acquisitions.

    In addition, future acquisitions may result in a dilution to existing shareholders and to earnings per share to the extent we issue shares of our common stock as consideration. This could negatively affect our stock price.


WE DEPEND ON SALES OF OUR SRM, SCM, PRO AND S&PM SOLUTIONS, AND OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED IF THE MARKET FOR OUR PRODUCTS DOES NOT CONTINUE TO GROW.

     Substantially all of our software, service and support revenue have arisen from, or are related directly to, our SRM, SCM, PRO and S&PM solutions. We expect to continue to be dependent upon these solutions in the future, and any factor adversely affecting the solutions or the markets for SRM, SCM, PRO and S&PM solutions, in general, would materially and adversely affect our ability to generate revenue. While we believe the markets for SRM, SCM, PRO and S&PM solutions will continue to expand, they may grow more slowly than in the past. If the markets for our solutions do not grow as rapidly as we expect, revenue growth, operating margins, or both, could be adversely affected.

COMPANIES ARE RE-EVALUATING THEIR SUPPLIER AND CLIENT RELATIONSHIPS AND SOME ARE ADJUSTING THEIR SERVICE LEVELS AND OTHER SUPPLY CHAIN MANAGEMENT SETTINGS AND LEVELS IN A MANNER THAT MAY HAVE AN ADVERSE AFFECT ON OUR ABILITY TO SELL OUR SRM, SCM, PRO AND S&PM SOLUTIONS.

     Since September 11, 2001, companies are re-evaluating the nature of their relationships with suppliers and clients. Some are adjusting their service levels and other supply chain management settings and levels to address risks arising out of the terrorists attacks and the resulting increased economic and political uncertainties in ways that may adversely affect the benefits historically achieved through use of our solutions, which could have a material adverse affect on our ability to market and sell our SRM, SCM, PRO and S&PM solutions.

OUR MARKETS ARE VERY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased, and we expect it to increase in the future. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Some competitors are offering enterprise application software that compete with our applications at no charge as components of bundled products. Further, our current or prospective clients and partners may become competitors in the future. Increased competition could result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could materially and adversely affect our growth and operating performance.


MANY OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO, AND THEREFORE, WE MAY BE AT A DISADVANTAGE IN COMPETING WITH THEM.

    We directly compete with other application software vendors including:
Adexa, Inc., Aspen Technology, Inc., The Descartes Systems Group Inc., Global Logistics Technologies, Inc., i2 Technologies, Inc., JDA Software, Inc., Khimetrics, Logility, Inc., Logisitics.com, Mercia, Metreo, PROS Revenue Management, Retek, Inc., Sabre, Inc., SAP AG, SynQuest and YieldStar Technology. In addition, some ERP companies such as Invensys plc (which acquired Baan Company N.V.), J.D. Edwards & Company, Oracle Corporation, PeopleSoft, Inc. and SAP AG have acquired or developed and are developing SCM, SRM, PRO and S&PM solutions. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than us, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. Some of our competitors are offering enterprise application software at no charge as components of bundled products. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and adversely affect our revenue growth and operating performance.

IF THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES FAILS TO KEEP PACE WITH OUR INDUSTRY'S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

     The markets for SRM, SCM, PRO and S&PM solutions are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend, in part, upon our ability to enhance existing applications and develop and introduce new applications or capabilities that:

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

     Our software is complex and is frequently integrated with a wide variety of third-party software. This integration process can be complex, time consuming and expensive and may cause delays in the development of our products. As a result, some customers may have difficulty or be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. We may license software that contains undetected errors or failures when new software is first introduced or as new versions are released.

We may not discover errors in our software until our customers install and use a given product or until the volume of services that a product provides increases. These problems may result in claims for damages suffered by our clients, a loss of, or delays in, the market acceptance of our solutions, client dissatisfaction and potentially lost revenue and collection difficulties during the period required to correct these errors.

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

WE ARE SUBSTANTIALLY DEPENDENT ON THIRD PARTIES TO INTEGRATE OUR SOFTWARE WITH OTHER SOFTWARE PRODUCTS AND PLATFORMS. IF ANY COMPANY THAT WE USE TO INTEGRATE OUR SOFTWARE PRODUCTS SHOULD CEASE TO PROVIDE INTEGRATION SERVICES TO US, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     We depend on companies such as Acta Technology, Inc., Peregrine Systems, Inc., Vignette Corporation, and webMethods, Inc. to integrate our software with software and platforms developed by third parties. If these companies are unable to develop or maintain software that effectively integrates our software and is free from errors, our ability to license our products and provide solutions could be impaired. Further, we rely on these companies to maintain relationships with the companies that provide the external software that is vital to the functioning of our products and solutions. The loss of any company that we use to integrate our software products could adversely affect our business, results of operations and financial condition.

OUR EFFORTS TO DEVELOP RELATIONSHIPS WITH VENDORS SUCH AS SOFTWARE COMPANIES, CONSULTING FIRMS, RESELLERS AND OTHERS TO IMPLEMENT AND PROMOTE OUR SOFTWARE PRODUCTS MAY FAIL, WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

     We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others that we believe can play important roles in marketing our products and solutions. We are currently investing, and intend to continue to invest, significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with which we are developing or maintaining marketing relationships have commercial relationships with our competitors. Therefore, there can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially and adversely affect our business, results of operations and financial condition.

WE HAVE ONLY RECENTLY ENTERED INTO CONTRACTS WITH GOVERNMENTAL AGENCIES. THESE CONTRACTS OFTEN INVOLVE LONG PURCHASE CYCLES AND COMPETITIVE PROCUREMENT PROCESSES. IF WE FAIL TO MANAGE THESE CYCLES TO TIMELY CONCLUSIONS, THEY COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL PERFORMANCE.

     We have recently begun providing our solutions to government agencies and expect that a significant portion of our future revenue may be derived from government agency clients. Our acquisition of WDS in April 2002 will increase the amount of revenue and customer relationships derived from government agencies. Obtaining government contracts may involve long purchase cycles, competitive bidding, qualification requirements, congressional appropriations, delays in funding, budgetary constraints and extensive specification development and price negotiations. In order to facilitate the sales of our commercial software and services to the federal government we hold a Government Services Administration Federal Supply Services Schedule for Information Technology (IT) and Management Organizational and Business Improvement Services (MOBIS). Each government agency maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Government agencies also often retain a significant portion of fees payable upon completion of a project and collection of such fees may be delayed for several months. Accordingly, our revenue could decline as a result of these government procurement processes. Government agencies also may require us to reimburse the Government for the difference in prices they paid for our products if we subsequently sell the same products at discounts to other customers. In addition, it is possible that, in the future, some of our government contracts may be fixed price contracts which may prevent us from recovering costs incurred in excess of our budgeted costs. Fixed price contracts may require us to estimate the total project cost based on preliminary projections of the project's requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and to complete the project on a timely basis. In the event our actual costs exceed the fixed contract cost, we will not be able to recover the excess costs. If we fail to properly anticipate costs on fixed price contracts, our profit margins will decrease. Some government contracts are also subject to termination or re-negotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Multi-year contracts are contingent on overall budget approval by Congress and may be terminated due to lack of funds.

INCREASED SALES THROUGH INDIRECT CHANNELS MAY ADVERSELY AFFECT OUR OPERATING PERFORMANCE.

     Even if our marketing efforts through indirect channels are successful and result in increased sales, our average selling prices and operating margins could be adversely affected because of the lower unit prices that we receive when selling through indirect channels.

IF WE FAIL TO FIELD AN EFFECTIVE SALES ORGANIZATION, OUR ABILITY TO GROW WILL BE LIMITED, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

     We have recently reduced our sales force as a result of global economic uncertainties and political instability. In order to grow our revenue, our existing sales force will have to be more productive and we will have to expand our sales force in future periods. Our past efforts to expand our sales organization have required significant resources. New sales personnel require training and may take a long time to achieve full productivity. There is no assurance that we can attract and retain qualified sales people at levels sufficient to support our growth. Any failure to adequately sell our products could limit our growth and adversely affect our financial performance.

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

    -   potentially adverse tax consequences; and

    - increased economic uncertainty and political instability following the terrorist attacks in the United States on September 11, 2001.

     Any of the above factors could adversely affect the success of our international operations. One or more of these factors could have a material adverse effect on our business and operating results.

CHANGES IN THE VALUE OF THE U.S. DOLLAR, AS COMPARED TO THE CURRENCIES OF FOREIGN COUNTRIES WHERE WE TRANSACT BUSINESS, COULD HARM OUR OPERATING RESULTS.

    In fiscal 2002, 28.3% of our total revenue was derived from outside the United States. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. As our international operations expand, we expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our business and operating results.

IF WE LOSE OUR KEY PERSONNEL, THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER.

     Our success depends significantly on the continued service of our executive officers. We do not have fixed-term employment agreements with any of our executive officers, and we do not maintain key person life insurance on our executive officers. The loss of services of any of our executive officers for any reason could have a material adverse effect on our business, operating results, financial condition and cash flows.

THE FAILURE TO HIRE AND RETAIN QUALIFIED PERSONNEL WOULD HARM OUR BUSINESS.

     We believe that our success also will depend significantly on our ability to attract, integrate, motivate and retain highly skilled technical, managerial, sales, marketing and services personnel. Competition for skilled personnel is intense, and there can be no assurance that we will be successful in attracting, motivating and retaining the personnel required to grow and operate profitably. In addition, the cost of hiring and retaining skilled employees is high, and this reduces our profitability. Failure to attract and retain highly skilled personnel could materially and adversely affect our business. An important component of our employee compensation is stock options. A decline in our stock price could adversely affect our ability to attract and retain employees, as it has in the past.

EXPENSES ARISING FROM OUR PRIOR STOCK OPTION REPRICING MAY HAVE A MATERIAL ADVERSE IMPACT ON FUTURE PERFORMANCE.

     In response to the poor performance of our stock price between May 1998 and January 1999, the prior executive management team offered to reprice employee stock options, other than those held by our executive officers or directors, effective January 29, 1999, to bolster employee retention. As a result of our offer, options to acquire approximately 3.0 million shares were repriced, of which options to purchase a total of approximately 1.0 million shares are currently outstanding as of February 28, 2002. In addition, the four-year vesting period of the repriced options started over. The recently adopted FASB Interpretation No. 44 of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," requires us to record compensation expense or benefit associated with the change in the market price of these options. The changes in our common stock market price since the FASB-mandated measurement date of July 1, 2000 resulted in a non-cash stock benefit of $8.0 million during fiscal 2002 and an expense of $11.1 million being recorded in fiscal 2001. In each future quarter, we will record the additional expense or benefit related to the repriced stock options still outstanding, to the extent that our stock price is greater than $22.19, based on the change in our common stock price as compared to the measurement date. As a result, the repricing may continue to have a material adverse impact on reported financial results and could therefore negatively affect our stock price.

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

                          RISKS RELATED TO OUR INDUSTRY

LACK OF GROWTH OR DECLINE IN INTERNET USAGE COULD BE DETRIMENTAL TO OUR FUTURE OPERATING RESULTS.

     The growth of the Internet has increased demand for EPO, SRM, SCM, PRO and S&PM solutions, as well as created markets for new and enhanced product offerings. Therefore, our future sales and profits are substantially dependent upon the Internet as a viable commercial medium. The continued success of the Internet as a viable commercial medium may be adversely affected for a number of reasons, including:

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

                        RISKS RELATED TO OUR INDEBTEDNESS

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

     Although we have no present plans to do so, we may incur substantial additional debt in the future. Neither the terms of our credit facility nor the terms of the Notes fully prohibit us from doing so. If a significant amount of new debt is added to our current levels, the related risks described above could intensify.

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

                        RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

     The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

     -    actual or anticipated variations in quarterly operating results;

     -    weakening economic conditions;

     - increased economic and political uncertainty following the terrorist attacks in the United States on September 11, 2001;

     -    announcements of technological innovations;

     -    new products or services offered by us or our competitors;

     -    changes in financial estimates by securities analysts;

     - conditions or trends in the market for EPO, SRM, SCM, PRO and S&PM solutions;

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

    - adverse or unfavorable publicity regarding our competitors, including their products and implementation efforts;

    -   additions or departures of key personnel;

    -   our sales or anticipated sales of additional equity securities; and

    -   other events or factors that may be beyond our control.


    In addition, the stock markets in general, The Nasdaq National Market and the equity markets for software companies in particular, have recently experienced extraordinary price and volume volatility in recent years. Such volatility has adversely affected the stock prices for many companies irrespective of or disproportionately to the operating performance of these companies. These broad market and industry factors may materially and adversely further affect the market price of our common stock, regardless of our actual operating performance.


SCHEDULED SALES OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK BY OUR EXECUTIVE OFFICERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

    Certain of our executive officers have entered into pre-established trading plans pursuant to which they sold a total of approximately 515,000 shares of our common stock in January 2001, approximately 253,000 shares in April 2001, approximately 318,000 shares in the three months ended August 31, 2001. Commencing in September 2001, some of these executive officers terminated their trading plans. Approximately 24,000 shares were sold under the remaining plans in the three months ended February 28, 2002. Our executive officers who presently maintain trading plans are scheduled to sell shares in future quarters, subject to the terms of their trading plans, which terms include price floors below which no shares or a reduced amount of shares will be sold. The quarterly sales will continue until the trading plans are modified or terminated. Certain of our other executive officers and directors may establish similar plans to sell shares on a quarterly basis. The sale of these shares may cause the market price of our stock to decline.

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

ITEM7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders' equity. Revenue outside of the United States was 28.3%, 30.7% and 40.1% in fiscal 2002, 2001 and 2000, respectively, derived from operations in Australia, Belgium, Brazil, Canada, China, France, Germany, Italy, Japan, Mexico, Netherlands, Singapore, Spain, Sweden, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our consolidated financial statements. None of the components of our financial statements were materially affected by exchange rate fluctuations in fiscal 2002, 2001 and 2000. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

    Interest Rate Risk. Our marketable securities and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of marketable securities held was $4.3 million at February 28, 2002 and $103.9 million at February 28, 2001.

    We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Such operating cash balances held at banks outside of the United States are denominated in the local currency.

    The United States Federal Reserve Board influences the general market rates of interest. During calendar 2001, the Federal Reserve Board decreased the federal funds rate several times, by 475 basis points, to 1.75%. These actions have led to a general market decline in interest rates during calendar 2001.

    The weighted average yield on interest-bearing investments held as of February 28, 2002 and 2001 was approximately 2.1% and 5.5%, respectively. Based on our investment holdings at February 28, 2002, a 100 basis point decline in the average yield would reduce our annual interest income by $2.3 million.

    Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade accounts receivable. We have policies that limit investments to investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support clients' receivables since most of our customers are large, well-established companies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry and no single customer accounts for more than 10% our consolidated revenue. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Reference is made to the information to be set forth in the definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders (which we anticipate will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 28, 2002) (the "Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and to the information set forth in
Part I of this annual report on Form 10-K regarding executive officers under the caption "Item 4A. Executive Officers of the Registrant".

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this annual report:


(1)  FINANCIAL STATEMENTS:                                                           PAGE NUMBER
                                                                                   IN THIS REPORT
       Independent Auditors' Report                                                     F-1

         Consolidated Balance Sheets                                                    F-2

         Consolidated Statements of Operations and Comprehensive Loss                   F-3

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

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this annual report on Form 10-K. Exhibits 10.1, 10.2, 10.11, 10.12, 10.13, 10.14, 10.16 through 10.28, 10.30 and
10.33 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(C) of this annual report.

   NUMBER      NOTES                                                   DESCRIPTION
------------   -----         -----------------------------------------------------------------------------------------------------
    2.1        (N)           Agreement and Plan of Merger dated June 1, 1998, among the Company, TYECIN Acquisition, Inc., TYECIN
                             Systems, Inc. and certain other persons

    2.2        (Q)           Agreement Plan of Merger by and among Manugistics Group, Inc., Talus Solutions, Inc. and Manu
                             Acquisition Corp. dated September 21, 2000

    2.3        (U)           Form of Executed Stock Purchase Agreement between Manugistics Group, Inc., Manugistics, Inc., STG
                             Holdings, Inc., each of the stockholders of STG Holdings, Inc. and Strathdon Investments Limited
                             dated December 22, 2000

    2.4        (J)           Stock Purchase Agreement dated February 13, 1998 between Manugistics Nova Scotia Company and ProMIRA
                             Software Incorporated, et al.

    2.5        (I)           Sale and Purchase Agreement dated 7th June 1997 between M.C. Harrison, J.E. Harrison, Manugistics
                             U.K. Limited and the Company

   NUMBER      NOTES                                                   DESCRIPTION
------------   -----         -----------------------------------------------------------------------------------------------------
    3.1(a)     (A)           Amended and Restated Certificate of Incorporation of the Company


    3.1(b)     (B)           Certificate of Retirement and Elimination (relating to the Series A and Series B preferred stock of the Company)

    3.1(c)     (C)           Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company
                             (effective July 29, 1997)

    3.2                      Amended and Restated By-Laws of the Company (adopted January 29, 2002)

    4.1        (Q)           Purchase Agreement dated October 16, 2000, between Deutsche Bank Securities, Inc.,(as representative of the initial purchasers) and Manugistics Group, Inc.


    4.2        (Q)           Indenture dated as of October 20, 2000, between Manugistics Group, Inc., and State Street Bank and
                             Trust Company

    4.3        (Q)           Registration Rights Agreement dated as of October 20, 2000, and Deutsche Bank Securities Inc., and
                             Banc of America Securities LLC.4

    4.4        (T)           Form of Note for Manugistics Group, Inc.'s 5% Convertible Subordinated Notes due November 1, 2007

    4.5        (U)           Form of Executed Registration Rights Agreement by and among Manugistics Group, Inc., STG Holdings,
                             Inc., each of the stockholders of STG Holdings, Inc., and Strathdon Investments Limited dated as of
                             January 16, 2001

   10.1        (G)           Employee Incentive Stock Option Plan of the Company, as amended

   10.2        (G)           Fifth Amended and Restated Stock Option Plan of the Company


   10.3        (A)           Form of Notice of Grant of Option pursuant to the Director Stock Option Plan (previously identified as Exhibit 10.4)


  10.11        (D)           Outside Directors Non-Qualified Stock Option Plan

  10.12        (D)           Executive Incentive Stock Option Plan

  10.13                      Second Amended and Restated 1998 Stock Option Plan of the Company (effective January 29, 2002)

  10.14        (E)           Employee Stock Purchase Plan of the Company

  10.16        (K)           Employment Agreement dated April 25, 1999 among the Company, Manugistics, Inc. and with Gregory J.
                             Owens, Chief Executive Officer and President

  10.17        (L)           Employment Agreement dated June 3, 1999 between Manugistics, Inc. and Richard F. Bergmann, as amended

  10.18        (L)           Employment Agreement dated June 7, 1999 between Manugistics, Inc. and Terrance A. Austin, as amended

  10.19        (L)           Employment Agreement dated August 25, 1999 between Manugistics, Inc. and James J. Jeter, as amended

  10.20        (M)           Employment Agreement dated December 6, 1999 between Manugistics, Inc. and Raghavan Rajaji

  10.21        (O)           Employment Agreement dated December 6, 1999 between Manugistics, Inc. and Timothy T. Smith
                             (As of February 28, 2002, Mr. Smith was no longer an executive of the Company.)

  10.22        (O)           Employment Agreement dated January 19, 1999 between Manugistics, Inc. and Daniel Stoks

  10.23(a)     (O)           Stock Option Agreement dated April 27, 1999, between the Company and Gregory J. Owens

  10.23(b)     (O)           Stock Option Agreement dated December 1, 1999, between the Company and Gregory J. Owens

  10.23(c)     (O)           Stock Option Agreement dated December 17, 1999, between the Company and Gregory J. Owens

  10.24(a)     (O)           Stock Option Agreement dated December 6, 1999, between the Company and Richard F. Bergmann

  10.24(b)     (O)           Stock Option Agreement dated June 16, 1999, between the Company and Richard F. Bergmann

  10.24(c)     (P)           Stock Option Agreement dated December 16, 1999, between the Company and Richard F. Bergmann

  10.25        (O)           Stock Option Agreement dated June 7, 1999, between the Company and Terrence A. Austin

   NUMBER      NOTES                                                   DESCRIPTION
------------   -----         -----------------------------------------------------------------------------------------------------
  10.26        (R)           Offer letter dated November 21, 2000, between Manugistics, Inc. and Dr. Robert Phillips (As of
                             October 14, 2001, Dr. Phillips was no longer an executive of the Company.)

  10.27        (S)           Employment Agreement dated October 16, 2000, between the Company and Gregory Cudahy.

  10.28        (R)           Stock Option Agreement dated October 16, 2000, between the Company and Gregory Cudahy.

  10.29 (a)    (R)           Lease Agreement dated December 19, 2000, between the Company and DANAC Corporation.

  10.29(b)     (W)           First amendment dated June 2001 to lease agreement dated December 19, 2000, between the Company and
                             DANAC Corporation.

  10.30        (V)           Employment Agreement dated November 30, 2000, between the Company and Thomas Ryan.(As of
                             November 30, 2001, Mr. Ryan was no longer an executive of the Company.)

  10.31 (a)    (V)           Amended and Restated Financing Agreement and Form of Revolving Promissory Note dated December 29,
                             2000 by the Company in favor of Bank of America, N.A.

  10.31 (b)                  Amended and Restated Financing Agreement and Form of Revolving Promissory Note dated February 28,
                             2002 by the Company in favor of Bank of America, N.A.

  10.32                      Second Amended and Restated 2000 Stock Option Plan of the Company (effective January 29, 2002)

  10.33                      Employment Agreement dated November 21, 2000, between the Company and Jeffrey Hudkins

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

(E) Incorporated by reference from the exhibits to the Company's quarterly report on form 10-Q for the quarter ended August 31, 1995.

(G) Incorporated by reference from the exhibits to the Company's definitive proxy statement relating to the 1996 annual meeting of shareholders dated June 20, 1996.

(I) Incorporated by reference from the exhibits to the Company's quarterly report on form 10-Q for the quarter ended May 31, 1997.

(J) Incorporated by reference from the exhibits to the Company's current report on form 8-K dated March 2, 1998

(K) Incorporated by reference from the exhibits to the Company's annual report on Form 10-K for fiscal year ended February 28, 1999.

(L) Incorporated by reference from the exhibits to the Company's quarterly report on Form 10-Q for the quarter ended August 31, 1999.

(M) Incorporated by reference from the exhibits to the Company's quarterly report on Form 10-Q for the quarter ended November 30, 1999.

(N) Incorporated by reference from the exhibits to the Company's quarterly report on Form 10-Q for the quarter ended August 31, 1998.

(O) Incorporated by reference from the exhibits to the Company's annual report on Form 10-K for fiscal year ended February 29, 2000.

(P) Incorporated by reference from the exhibits to the Company's quarterly report on Form 10-Q for the quarter ended May 31, 2000.

(Q) Incorporated by reference from the exhibits to the Company's current report on form 8-K/A dated October 11, 2000.

(R) Incorporated by reference from the exhibits to the Company's current report on Form 10-Q for the quarter ended November 30, 2000.

(S) Incorporated by reference to the Company's registration statement Form S-8 filed by the Company on December 22, 2000.

(T) Incorporated by reference from the exhibits to the Company's registration statement on form S-3/A (NO. 333-53918).

(U) Incorporated by reference from the exhibits to the Company's registration statement on form S-3/A (333-55010).

(V) Incorporated by reference from the exhibits to the Company's annual report on Form 10-K for the fiscal year ended February 28, 2001.

(W) Incorporated by reference from the exhibits to the Company's quarterly report on Form 10-Q for the quarter ended May 31, 2001.

(b). Reports on Form 8-K

1. On December 21, 2001, we filed a Current Report on Form 8-K reporting our issuance of our regularly scheduled press release on December 20, 2000, announcing earnings for the three month and nine month periods ended November 30, 2001



(c) Exhibits

See the response to Item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2002.

MANUGISTICS GROUP, INC.

(Registrant)

/s/ Gregory J. Owens
--------------------

Gregory J. Owens
Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 17, 2002.

/s/ Gregory J. Owens
--------------------
Gregory J. Owens
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

/s/ Raghavan Rajaji
--------------------
Raghavan Rajaji
Executive Vice President and
Chief Financial Officer
(Principal financial officer)

/s/ Jeffrey T. Hudkins
--------------------
Jeffrey T. Hudkins
Vice President, Controller and
Chief Accounting Officer
(Principal accounting officer)

/s/ J. Michael Cline                         /s/ Steven A. Denning
--------------------                         ---------------------
J. Michael Cline                             Steven A. Denning
Director                                     Director

/s/ Esther Dyson                            /s/ Lynn C. Fritz
----------------------                       ---------------------
Esther Dyson                                 Lynn C. Fritz
Director                                     Director

/s/ Joseph H. Jacovini                       /s/ William G. Nelson
----------------------                       ---------------------
Joseph H. Jacovini                           William G. Nelson
Director                                     Director

/s/ Thomas A. Skelton                        /s/ Hau L. Lee
---------------------                        --------------
Thomas A. Skelton                            Hau L. Lee
Director                                     Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Manugistics Group, Inc. Rockville, MD

We have audited the accompanying consolidated balance sheets of Manugistics Group, Inc. and its subsidiaries (the Company) as of February 28, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Manugistics Group, Inc. and its subsidiaries at February 28, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
McLean, VA

March 26, 2002
(April 26, 2002 as to Note 17)

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                               FEBRUARY 28,
                                                                                               ------------
                                                                                          2002             2001
                                                                                        ---------        ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 228,801        $ 196,362
   Marketable securities                                                                    4,259          103,946
   Accounts receivable, net of allowance for doubtful accounts of $8,308 and
     $5,604 at February 28, 2002 and February 28, 2001, respectively                       76,443           84,211
   Deferred tax assets                                                                      9,061            9,175
   Other current assets                                                                    11,471           12,536
                                                                                        ---------        ---------

         Total current assets                                                             330,035          406,230

NON-CURRENT ASSETS:
   Property and equipment, net of accumulated depreciation                                 22,872           19,275
   Software development costs, net of accumulated amortization                             14,506           15,709
   Goodwill, net of accumulated amortization                                              269,998          335,651
   Other intangible assets, net of accumulated amortization                                66,104           58,527
   Deferred tax assets                                                                     11,289               --
   Other non-current assets                                                                 7,836           11,869
                                                                                        ---------        ---------

TOTAL ASSETS                                                                            $ 722,640        $ 847,261
                                                                                        =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                     $   9,009        $   9,923
   Accrued compensation                                                                    12,720           19,539
   Deferred revenue                                                                        43,578           41,729
   Other current liabilities                                                               27,777           34,371
                                                                                        ---------        ---------

         Total current liabilities                                                         93,084          105,562

NON-CURRENT LIABILITIES:
   Long-term debt and capital leases                                                      251,023          250,133
   Deferred tax liabilities                                                                    --           16,062
   Other                                                                                    5,726            5,183
                                                                                        ---------        ---------
         Total non-current liabilities                                                    256,749          271,378

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
   Preferred stock                                                                             --               --
   Common stock, $.002 par value per share; 300,000 and 100,000 shares authorized at February 28, 2002 and February 28, 2001, respectively; 69,042 and
      67,518 shares issued and 69,042 and 66,765 shares outstanding at February
      28, 2002 and February 28, 2001, respectively                                            138              135
   Additional paid-in capital                                                             629,861          621,824
   Treasury stock - 0 shares and 753 shares, at cost, as of February 28, 2002 and              --             (717)
     February 28, 2001, respectively
   Deferred compensation                                                                   (9,049)         (19,316)
   Accumulated other comprehensive loss                                                    (2,704)          (1,324)
   Accumulated deficit                                                                   (245,439)        (130,281)
                                                                                        ---------        ---------

         Total stockholders' equity                                                       372,807          470,321
                                                                                        ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 722,640        $ 847,261
                                                                                        =========        =========

See accompanying notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     FEBRUARY 28 OR 29,
                                                                            2002            2001           2000
                                                                          ---------      ---------      ---------

REVENUE:
Software                                                                  $ 129,772      $ 139,316      $  60,421
Services                                                                    106,522         73,333         46,516
Support                                                                      73,852         55,315         45,496
                                                                          ---------      ---------      ---------
Total revenue                                                               310,146        267,964        152,433
                                                                          ---------      ---------      ---------

OPERATING EXPENSES:
Cost of revenue:
   Cost of software                                                          21,144         19,146         11,811
   Amortization of acquired technology                                        9,168          1,122            147

   Cost of services and support                                              92,083         59,149         43,783
   Non-cash stock compensation expense for services and support                  52          4,579             --
                                                                          ---------      ---------      ---------
Total cost of services and support                                           92,135         63,728         43,783

Sales and marketing                                                         120,437        115,610         61,439
Non-cash stock compensation (benefit) expense for sales and marketing        (1,794)         3,262             --
                                                                          ---------      ---------      ---------
Total cost of sales and marketing                                           118,643        118,872         61,439

Product development                                                          70,477         40,830         29,150
Non-cash stock compensation (benefit) expense for product development        (1,310)         3,694             --
                                                                          ---------      ---------      ---------
Total cost of product development                                            69,167         44,524         29,150

General and administrative                                                   28,522         22,925         15,837
Non-cash stock compensation (benefit) expense for general and
administrative                                                                  (59)         1,266             --
                                                                          ---------      ---------      ---------
Total cost of general and administrative                                     28,463         24,191         15,837

Amortization of intangibles                                                  86,279         15,082          2,290
Purchased research and development and acquisition-related expenses              --          9,724             --
Restructuring expenses (benefit)                                              6,612             --         (1,506)
IRI settlement                                                                3,115             --             --
                                                                          ---------      ---------      ---------
Total operating expenses                                                    434,726        296,389        162,951
                                                                          ---------      ---------      ---------

LOSS FROM OPERATIONS                                                       (124,580)       (28,425)       (10,518)
                                                                          ---------      ---------      ---------

OTHER (EXPENSE) INCOME - NET                                                (14,638)         2,899          1,389
                                                                          ---------      ---------      ---------

LOSS BEFORE INCOME TAXES                                                   (139,218)       (25,526)        (9,129)

(BENEFIT FROM) PROVISION FOR INCOME TAXES                                   (24,060)         2,552           (184)
                                                                          ---------      ---------      ---------

NET LOSS                                                                  $(115,158)     $ (28,078)     $  (8,945)
                                                                          =========      =========      =========

BASIC AND DILUTED LOSS PER SHARE                                          $   (1.69)     $   (0.48)     $   (0.16)
                                                                          =========      =========      =========


SHARES USED IN BASIC AND DILUTED SHARE COMPUTATION                           67,986         58,955         54,972
                                                                          =========      =========      =========

COMPREHENSIVE LOSS:
Net loss                                                                  $(115,158)     $ (28,078)     $  (8,945)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments                                     (2,036)          (815)           487
Unrealized gains (losses) on securities                                         656           (609)           (33)
                                                                          ---------      ---------      ---------
Total other comprehensive (loss) income                                      (1,380)        (1,424)           454
                                                                          ---------      ---------      ---------

TOTAL COMPREHENSIVE LOSS                                                  $(116,538)     $ (29,502)     $  (8,491)
                                                                          =========      =========      =========

See accompanying notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                COMMON STOCK
                                                                                 ADDITIONAL
                                                                     PAR          PAID-IN         TREASURY         DEFERRED
                                                   SHARES           VALUE          CAPITAL          STOCK        COMPENSATION
                                                  ---------       ---------     -------------    -----------    --------------
BALANCE, March 1, 1999                               54,658       $     109       $ 179,942       $    (717)      $      --
   Issuance of common stock                             248               1           1,419              --              --
   Exercise of stock options                          2,436               5           8,062              --              --
   Translation adjustment                                --              --              --              --              --
   Net change in unrealized gain / loss on               --              --              --              --              --
    marketable securities
   Net loss                                              --              --              --              --              --
                                                  ---------       ---------       ---------       ---------       ---------


BALANCE, FEBRUARY 29, 2000                           57,342             115         189,423            (717)             --
   Issuance of common stock                             103              --           1,732              --              --
   Issuance of common stock and
     assumption of stock options and
     warrants -  Talus acquisition                    7,026              14         398,506              --              --
   Issuance of common stock -  STG
     acquisition                                        160              --           4,553              --              --
   Exercise of stock options                          2,887               6          18,443              --              --
   Stock option repricing                                --              --          13,805              --         (13,805)
   Stock-based compensation charge                       --              --              --              --          12,801
   Deferred stock-based compensation
     related to acquisitions                             --              --          (5,071)             --         (18,312)
   Exercise of warrant                                   --              --             433              --              --
   Translation adjustment                                --              --              --              --              --
   Net change in unrealized gain /  loss on              --              --              --              --              --
    marketable securities
   Net loss                                              --              --              --              --              --
                                                  ---------       ---------       ---------       ---------       ---------

BALANCE, FEBRUARY 28, 2001                           67,518       $     135       $ 621,824       $    (717)      $ (19,316)
                                                  ---------       ---------       ---------       ---------       ---------
   Issuance of common stock                             113              --           2,337              --              --
   Issuance of common stock -  One Release
     acquisition                                        136              --           4,343              --              --
   Exercise of stock options and other                1,787               4          10,561              --              --
   Issuance of common stock - IRI settlement            241               1           3,874              --              --
   Retirement of treasury shares, net                  (753)             (2)           (715)            717              --
purchases
   Stock option repricing                                --              --         (10,176)             --          10,176
   Stock-based compensation benefit                      --              --              --              --          (3,111)
   Deferred stock-based compensation
     related to acquisitions                             --              --          (2,187)             --           3,202
   Translation adjustment                                --              --              --              --              --
   Net change in unrealized gain / loss on               --              --              --              --              --
    marketable securities
   Net loss                                              --              --              --              --              --
                                                  ---------       ---------       ---------       ---------       ---------

BALANCE, FEBRUARY 28, 2002                           69,042       $     138       $ 629,861       $      --       $  (9,049)
                                                  =========       =========       =========       =========       =========

                                                    ACCUMULATED
                                                       OTHER
                                                    COMPREHENSIVE    ACCUMULATED
                                                    INCOME (LOSS)     (DEFICIT)         TOTAL
                                                   --------------    ------------     ---------
BALANCE, March 1, 1999                                $    (354)      $ (93,258)      $  85,722
   Issuance of common stock                                  --              --           1,420
   Exercise of stock options                                 --              --           8,067
   Translation adjustment                                   487              --             487
   Net change in unrealized gain / loss on                  (33)             --             (33)
    marketable securities
   Net loss                                                  --          (8,945)         (8,945)
                                                      ---------       ---------       ---------


BALANCE, FEBRUARY 29, 2000                                  100        (102,203)         86,718
   Issuance of common stock                                  --              --           1,732
   Issuance of common stock and
     assumption of stock options and
     warrants -  Talus acquisition                           --              --         398,520
   Issuance of common stock -  STG
     acquisition                                             --              --           4,553
   Exercise of stock options                                 --              --          18,449
   Stock option repricing                                    --              --              --
   Stock-based compensation charge                           --              --          12,801
   Deferred stock-based compensation
     related to acquisitions                                 --              --         (23,383)
   Exercise of warrant                                       --              --             433
   Translation adjustment                                  (815)             --            (815)
   Net change in unrealized gain /  loss on                (609)             --            (609)
    marketable securities
   Net loss                                                  --         (28,078)        (28,078)
                                                      ---------       ---------       ---------

BALANCE, FEBRUARY 28, 2001                            $  (1,324)      $(130,281)      $ 470,321
                                                      ---------       ---------       ---------
   Issuance of common stock                                  --              --           2,337
   Issuance of common stock -  One Release
     acquisition                                             --              --           4,343
   Exercise of stock options and other                       --              --          10,565
   Issuance of common stock - IRI settlement                 --              --           3,875
   Retirement of treasury shares, net                        --              --              --
purchases
   Stock option repricing                                    --              --              --
   Stock-based compensation benefit                          --              --          (3,111)
   Deferred stock-based compensation
     related to acquisitions                                 --              --           1,015
   Translation adjustment                                (2,036)             --          (2,036)
   Net change in unrealized gain / loss on                  656              --             656
    marketable securities
   Net loss                                                  --        (115,158)       (115,158)
                                                      ---------       ---------       ---------

BALANCE, FEBRUARY 28, 2002                            $  (2,704)      $(245,439)      $ 372,807
                                                      =========       =========       =========

See accompanying notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FEBRUARY 28 OR 29,
                                                                                    ------------------
                                                                            2002           2001           2000
                                                                         ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(115,158)     $ (28,078)     $  (8,945)
   Adjustments to reconcile net loss to net cash
     (used in)  provided by operating activities:
   Depreciation and amortization                                           116,592         32,684         21,850
   Amortization of debt issuance costs                                       1,141            403             --
   Restructuring expenses (benefit)                                          6,612             --         (1,506)
   Purchased research and development                                           --          9,724             --
   Deferred income taxes                                                   (28,168)         1,077           (936)
   Non-cash stock compensation (benefit)  expense                           (3,111)        12,801             --
   Loss on investments                                                      10,561             --             --
   Other                                                                     1,552            278            443
   Changes in assets and liabilities:
         Accounts receivable                                                 9,134        (38,825)        12,438
         Other current assets                                                  850         (2,812)         2,728
         Other non-current assets                                            1,289            619             22
         Accounts payable                                                   (3,791)         1,847         (2,350)
         Accrued compensation                                               (6,973)         6,096            530
         Other liabilities                                                  (4,127)        14,788         (2,548)
         Deferred revenue                                                    2,015          9,356          2,017
         Restructuring accrual                                              (4,317)        (4,444)       (11,491)
                                                                         ---------      ---------      ---------

         Net cash (used in) provided by  operating activities              (15,899)        15,514         12,252

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of businesses and acquired technology, net of cash         (30,951)        (2,909)            --
acquired
   Sale of investment                                                          367             --             --
   Sales of marketable securities                                          102,387         35,850         21,054
   Purchases of marketable securities                                       (1,350)      (128,244)       (19,286)
   Purchase of property and equipment                                      (10,179)        (8,623)        (3,242)
   Investments in unconsolidated subsidiaries                              (10,150)        (1,732)            --
   Capitalization and purchases of software                                (13,547)       (11,670)        (5,764)
                                                                         ---------      ---------      ---------

         Net cash provided by (used in) investing activities                36,577       (117,328)        (7,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit repayments                                                    --         (6,000)        (3,500)
   Proceeds from issuance of convertible debt, net of issuance costs          (180)       242,207             --
   Payments on long-term debt and capital lease obligations                   (310)          (150)          (939)
   Proceeds from exercise of stock options and employee
     stock plan purchases                                                   12,902         20,181          9,487
                                                                         ---------      ---------      ---------

         Net cash provided by financing activities                          12,412        256,238          5,048
                                                                         ---------      ---------      ---------

EFFECTS OF EXCHANGE RATES ON CASH BALANCES                                    (651)           135           (110)
                                                                         ---------      ---------      ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                   32,439        154,559          9,952

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             196,362         41,803         31,851
                                                                         ---------      ---------      ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 228,801      $ 196,362      $  41,803
                                                                         =========      =========      =========

See Note 15 for supplemental cash flow information
See accompanying notes to consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

        Manugistics Group, Inc. (the Company) is a leading global provider of Enterprise Profit Optimization(TM) (EPO) solutions. The Company provides solutions for supply chain management (SCM), supplier relationship management
(SRM), pricing and revenue optimization (PRO) and service and parts management (S&PM). Our solutions help companies lower operating costs, improve customer service, increase revenues, enhance profitability and accelerate revenue and earnings growth.

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

USE OF ESTIMATES

        The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America ("GAAP"), requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant items subject to such estimates and assumptions include the carrying amount of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, the valuation of financial instruments, sublease income associated with the restructuring plans, estimates to complete fixed price service arrangements and potential litigation, claims and settlements (see Note 6).

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents are comprised of amounts in operating accounts, money market investments and other short-term, highly liquid investments with maturities of three months or less. Each is recorded at cost, which approximates market value. The Company's policy is to record short-term, highly liquid investments as cash and cash equivalents. The balance at February 28, 2002 is comprised of $36.4 million in operating accounts, $83.4 million, with a maturity of three months or less, in money market investments and $109.0 million in debt securities. The balance at February 28, 2001 is comprised of $29.3 million in operating accounts, $130.8 million in money market investments and $36.2 million in debt securities.

MARKETABLE SECURITIES

        The Company's short-term marketable securities are classified as "available-for-sale." These securities are recorded at fair value with unrealized gains and losses reported as a component of stockholders' equity and comprehensive loss. Realized gains and losses on available-for-sale securities are computed using the specific identification method. On February 28, 2002 and February 28, 2001, marketable securities consisted of investments in corporate debt, municipal bonds and other short-term investments which mature in one year or less.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company initially records the provision for doubtful accounts based on historical experience of write-offs and adjusts the allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of accounts receivable. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company's historical write-offs, the credit worthiness of the customer, the economic conditions of the customer's industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by the management will also change, which could affect the level of the Company's future provision for doubtful accounts.

PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost. Furniture and fixtures are depreciated on a straight-line basis over three to ten years. Computer equipment and software are depreciated on a straight-line basis over two years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

CAPITALIZED SOFTWARE

        The Company capitalizes the development cost of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to clients. Software development costs are amortized at the greater of the amount computed using either: (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release; or (b) the ratio that current gross revenue bears to the total current and anticipated future gross revenue. Generally, an economic life of two years is assigned to capitalized software development costs.

INTANGIBLES

        Intangibles include goodwill, customer lists, developed technology and other items. Goodwill, which is equal to the fair value of consideration paid in excess of the fair value of the net assets purchased, has been recorded in conjunction with several of the Company's purchase business combinations. Goodwill recorded in business combinations prior to June 30, 2001 has been amortized on a straight-line basis through February 28, 2002 over five years (see Note 11). Customer lists acquired in conjunction with certain of the Company's purchase business combinations are amortized using the straight-line method over seven years. Acquired technology and other intangibles are amortized on a straight-line basis over two to six years. In accordance with a new accounting standard issued in July 2001, we will no longer amortize goodwill, effective March 1, 2002. See "New Accounting Pronouncements."

INTERNALLY DEVELOPED SOFTWARE

        The Company capitalizes certain costs to develop or obtain internal use software in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are amortized on a straight-line basis over a period of two to five years after completion or acquisition of the software.

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company reviews its long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model.

OTHER NON-CURRENT ASSETS

        Other non-current assets include deferred financing fees, net of accumulated amortization, of $6.4 million that are being amortized over the life of the related long-term debt.

OTHER CURRENT LIABILITIES

        Other current liabilities consist primarily of accrued interest, accrued royalty fees and income taxes payable. No individual amounts exceed five percent of total current liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying values of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short maturities of such instruments. The fair value of our convertible debt was $176.9 million on February 28, 2002 and $237.8 million on February 28, 2001.

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

        The Company generates revenue from sales outside the United States which are denominated in foreign currencies, typically the local currency of the selling business unit. There are certain economic, political, technological and regulatory risks associated with operating in foreign countries. Foreign sales and operations may be adversely affected by the imposition of governmental controls, foreign currency exchange rate fluctuations and economic and political instability.

REVENUE RECOGNITION

        Our revenue consists of software revenue, services revenue and support revenue. Software revenue is generally recognized upon execution of a software license agreement and shipment of the software, provided the fees are fixed and determinable and collection is considered probable in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition." Fees are allocated to the various elements of software license agreements based on historical fair value experience. If a software license agreement contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for software licenses are due within twelve months from the agreement date. Where software license agreements call for payment terms of twelve months or more from the agreement date, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. When we provide services that are considered essential to the functionality of software products sold or if software sold requires significant production, modification or customization, we account for the software and services revenue in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts", which requires us to use the percentage-of-completion method of revenue recognition. In these cases, software revenue is recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

        Implementation services are separately priced, are generally available from a number of suppliers and are typically not essential to the functionality of our software products. Implementation services, which include project management, system planning, design and implementation, customer configurations, and training, are typically billed on an hourly basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly basis are recognized as the work is performed. On fixed price contracts, services revenue is recognized using the percentage-of-completion method of accounting by relating hours incurred to date to total estimated hours at completion.

        Support revenue includes post contract support and the rights to unspecific software upgrades and enhancements. Maintenance revenues from customer support services are generally billed annually with the revenue being deferred and recognized ratably over the maintenance period.

ADVERTISING

        Advertising and promotional costs are expensed as incurred. Advertising and promotional expense is included in sales and marketing expense and amounted to $13.2 million, $13.2 million and $4.8 million in fiscal 2002, 2001 and 2000, respectively.

(BENEFIT FROM) PROVISION FOR INCOME TAXES

        The (benefit from) provision for income taxes is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

NET LOSS PER SHARE

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company's convertible subordinated debt. The dilutive effect of options and warrants of 5.6 million, 7.6 million and 3.8 million shares has not been considered in the computation of diluted loss per share in fiscal 2002, 2001 and 2000, respectively, because including these shares would be anti-dilutive due to the Company's reported net loss. The assumed conversion of the Company's convertible debt was excluded from the computation of diluted net loss per share for fiscal 2002 and 2001 since it was anti-dilutive.

STOCK-BASED COMPENSATION PLANS

        The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations using the intrinsic value based method of accounting. The Company has made the pro-forma net income and earnings per share disclosures in Note 7, calculated as if the Company accounted for its stock-based compensation plan using the fair value based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

        The Company adopted FASB Interpretation No. 44 ("FIN 44") effective July 1, 2000. In accordance with FIN 44, repriced stock options are accounted for as compensatory options using variable accounting treatment (see Note 7). In addition, deferred compensation is recorded for the intrinsic value of unvested stock options exchanged in a purchase business combination (see Note 11) and amortized over the vesting period.

NEW ACCOUNTING PRONOUNCEMENTS

        On March 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138. SFAS 133 requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have a material impact on the Company's financial statements.

        In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations." and Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets." SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and certain intangible assets with indefinite useful lives to remain on the balance sheet and not be amortized. In addition, SFAS 142 requires assembled workforce to be reclassified as goodwill. On an annual basis, and when there is reason to suspect that their values have been impaired, these assets must be tested for impairment and write-downs may be necessary. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. SFAS 142 will also require recognized intangible assets with finite lives to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite.

        In connection with the goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired at the date of adoption. To accomplish this, the Company will identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption and determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. Any impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        The Company will adopt the provisions of SFAS 141 and SFAS 142 as of March 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. Early adoption and retroactive application of these Standards are not permitted. However, any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a business combination initiated after June 30, 2001 is not amortized. Goodwill and intangible assets acquired in business combinations initiated before July 1, 2001 continued to be amortized until February 28, 2002. Effective March 1, 2002, the Company stopped amortizing goodwill, but will continue amortizing other intangible assets with finite lives. The Company will perform the initial goodwill impairment test required by SFAS 142 during its first quarter of fiscal 2003. Although it has not yet completed its analysis, the Company is not expecting an impairment loss to be recognized upon the adoption of SFAS 142. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's No. 30 ("APB 30"), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective March 1, 2002, and does not expect adoption of this standard to have any material impact on the Company's financial statements.

        In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", which was subsequently incorporated in Emerging Issues Task Force No. 01-14 ("EITF 01-14"). EITF 01-14 establishes that reimbursements received for "out-of-pocket" expenses such as airfare, hotel stays and similar costs should be characterized as revenue in the income statement. The Company adopted the guidance effective March 1, 2002 with the resulting effect of increased services revenue and increased operating expenses. The Company currently records "out-of-pocket" expense reimbursements as a reduction of cost of services. The Company will be required to reclassify these amounts to revenue in our comparative financial statements beginning in its first quarter of fiscal 2003. Application of EITF 01-14 will not result in any net impact to operating or net income in any past periods or future periods.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                             FEBRUARY 28,
                                              USEFUL LIVES                2002           2001
                                              ------------             ----------     ----------
Computer equipment and software      Two years                         $   36,277     $   27,312
Office furniture and equipment       Three to ten years                    13,508         10,986
Leasehold improvements               Shorter of lease term or               9,777          9,107
                                     useful life of the                ----------     ----------
                                     improvements

         Total                                                             59,562         47,405
Less: accumulated depreciation                                            (36,690)       (28,130)
                                                                       ----------     ----------

Total property and equipment                                           $   22,872     $   19,275
                                                                       ==========     ==========

        Depreciation expense for fiscal 2002, 2001 and 2000 was approximately $9.8 million, $7.0 million and $10.4 million, respectively.


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

        The Company capitalized software development costs of $10,479, $8,920 and $5,435 and recorded related amortization expense of $11,382, $9,486 and $9,006 for fiscal 2002, 2001 and 2000, respectively, in accordance with SFAS 86. The Company capitalized purchased licensed software and internally developed software costs, excluding amounts acquired, of $3,068, $2,750 and $329 and recorded related amortization of $981, $497 and $799 for fiscal 2002, 2001 and 2000, respectively, in accordance with SOP 98-1.

        The total amortization expense amounts for fiscal 2002, 2001 and 2000 include write-offs totaling approximately $1,516, $428 and $366, respectively, of previously capitalized software development costs. These capitalized costs were deemed to exceed their future net realizable value as a result of new technologies developed by the Company and acquired in connection with acquisitions.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands):

                                                   FEBRUARY 28,
                                              2002              2001
                                           ---------        ---------

Goodwill                                   $ 359,849        $ 354,297
Less: accumulated amortization               (89,851)         (18,646)
                                           ---------        ---------
Goodwill, net                              $ 269,998        $ 335,651
                                           =========        =========

Customer lists                                22,438           22,484
Acquired technology                           46,639           25,570
Assembled workforce                           19,469           11,759
Other                                          5,783            2,529
                                           ---------        ---------
Total                                         94,329           62,342
Less: accumulated amortization               (28,225)          (3,815)
                                           ---------        ---------
Other intangibles, net                     $  66,104        $  58,527
                                           =========        =========

Total intangibles                          $ 336,102        $ 394,178
                                           =========        =========

        In accordance with SFAS 142, the assembled workforce intangible asset will be reclassified to goodwill and the Company will no longer amortize goodwill effective March 1, 2002.


5. LONG-TERM DEBT

        5% Convertible Subordinated Notes. The Company completed a private placement of $250.0 million of 5% convertible subordinated notes (the "Notes") in October and November 2000. The Notes bear interest at 5.0% per annum which is payable semi-annually. The fair market value of the Notes was $176.9 million and $237.8 million on February 28, 2002 and February 28, 2001, respectively. The Notes mature in November 2007 and are convertible into approximately 5.7 million shares of the Company's common stock at a conversion price of $44.06, subject to adjustment under certain conditions. At any time on or after November 7, 2003, the Company may redeem the Notes in whole, or from time to time, in part, at the Company's option. Redemption can be made on at least 30 days' notice if the trading price or the Company's common stock for 20 trading days in a period of 30 consecutive days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

               REDEMPTION PERIOD                     REDEMPTION PRICE
----------------------------------------------     ------------------
November 7, 2003 through October 31, 2004                   103%
November 1, 2004 through October 31, 2005                   102%
November 1, 2005 through October 31, 2006                   101%
November 1, 2006 through maturity                           100%

        Line of Credit - The Company has an unsecured revolving credit facility with a commercial bank. The current agreement expires in February of 2003. Under its terms, the Company may request cash advances, letters of credit or both in an aggregate amount of up to $20.0 million. The Company may make borrowings under the facility for short-term working capital purposes or for acquisitions. The facility requires us to comply with various operating performance and liquidity covenants, restricts us from declaring or paying cash dividends and limits the size of acquisition-related borrowings. As of February 28, 2002, the Company was in compliance with all of its financial covenants, did not have any borrowings outstanding under its line of credit and had $15.9 million in letters of credit outstanding, primarily to secure our lease obligations for office space.

6. COMMITMENTS AND CONTINGENCIES

        Commitments - The Company leases office space, office equipment and automobiles under operating leases and various computers and other equipment under capital leases. Property acquired through capital leases amounted to $4,138 and $1,261 at February 28, 2002 and February 28, 2001, respectively, and has been included in computer equipment and software (Note 2). Total accumulated amortization relating to these leases was $1,262 and $950 as of February 28, 2002 and February 28, 2001, respectively.

        Rent expense for fiscal 2002, 2001 and 2000, was approximately $23,624, $17,158 and $9,712, respectively. The future minimum lease payments under these capital and operating leases for each of the succeeding fiscal years beginning March 1, 2002 are as follows (in thousands):

                                                   CAPITAL           OPERATING
FISCAL YEAR                                         LEASES             LEASES
-----------                                         ------             ------
2003                                             $     2,035       $   21,018
2004                                                   1,536           20,161
2005                                                       4           16,978
2006                                                      --           15,737
2007                                                      --           15,055
Thereafter                                                --           46,881
                                                 -----------       ----------

Total minimum lease payments                           3,575          135,830

Less amounts representing interest                     (199)               --

Less sublease income                                      --           (2,904)
                                                 -----------       -----------

Present value of net minimum lease payments      $     3,376 (1)   $  132,926
                                                 ===========       ===========

        (1) Approximately $1.9 million and $1.5 million is included in other current liabilities and long-term debt and capital leases, respectively, in the consolidated balance sheet as of February 28, 2002.

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

        The Company has previously reported its legal proceedings with Information Resources, Inc. ("IRI") arising from the acquisition of certain assets from IRI in March 1997. IRI's claims involving revenue streams was submitted to arbitration. IRI sought a total of $15.9 million in damages. The Company contended that the conditions to these amounts becoming due have never been satisfied and that no amounts were due to IRI, because, among other reasons, of a failure of consideration in the overall transaction.

        In December 2001, the Company and IRI settled their dispute. The Company agreed to pay to IRI an aggregate of approximately $8.6 million in various installments. The payment obligation had two components. The Company made cash payments totaling approximately $4.7 million in installments to IRI, the last of which was made on April 1, 2002. In addition, the Company issued 240,683 shares of its common stock to IRI in payment of the remaining $3.9 million on February 27, 2002.

        The Company had recorded a liability of approximately $5.5 million in prior years related to this matter. Such amount was included in other accrued liabilities in the consolidated balance sheet as of February 28, 2001. The $3.1 million difference between the $5.5 million accrued as of February 28, 2001 and the total settlement of $8.6 million was expensed in the third quarter of fiscal 2002.

        The Company previously reported our legal proceedings with Grocery Logistics Limited ("Grocery Logistics"). Grocery Logistics had claimed that the implementation of our software failed to meet the requirements of its contract for the supply of software, support, maintenance and training services. Acting through our insurance carrier, we recently settled the claim against us and our subsidiary, Manugistics U.K. The carrier paid the full amount of the settlement.


7. STOCKHOLDERS' EQUITY

PREFERRED STOCK

        The Company has authorized 9,240,506 shares of $.01 par value preferred stock. As of February 28, 2002, no preferred shares were outstanding.

COMMON STOCK

        The Company has authorized 300,000,000 shares of $.002 par value common stock. No cash dividends on common stock have been declared or paid in any of the fiscal years presented.

WARRANTS AND CUSTOMER STOCK ISSUANCES

        In connection with the acquisition of Talus Solutions, Inc. ("Talus") (see Note 11), the Company assumed warrants issued to purchase up to 65,000 shares of the Company's voting stock for certain past services rendered by outside consultants and the issuance of certain notes payable. On February 28, 2001, warrants to purchase 49,096 shares were exercised. As of February 28, 2002, warrants to purchase up to 15,904 shares were exercisable and have exercise prices ranging from $6.83 to $16.90 and expire between July 2004 and June 2005.


        Talus issued common stock to a customer at a price below fair value prior to the acquisition date. The fair value of the common stock issued by Talus, net of proceeds received, on December 21, 2000, the date of the Talus acquisition, was $1.9 million. This $1.9 million is being recognized as a reduction in revenue in proportion with the revenue recognized under the contract. The Company reduced revenue by $1.0 million in fiscal year 2002.


EMPLOYEE STOCK PURCHASE PLAN

        In October 1994, the Company adopted an employee stock purchase plan ("ESPP") that authorizes the Company to sell up to 3,000,000 shares of common stock to employees through voluntary payroll withholdings. The stock price to be paid by employees is equal to 85% or 95% of the lower of the average market price as reported on the National Association of Securities Dealers Automated Quotation System for either the first or last day of each six-month withholding period. Payroll deductions may not exceed the lesser of 10% of a participant's compensation or $25 per year. The number of shares purchased under this plan by employees totaled 113,137 shares, 103,003 shares and 246,986 shares in fiscal 2002, 2001 and 2000, respectively. The weighted average fair value of shares purchased in fiscal 2002, 2001 and 2000 was $23.84, $40.44 and $6.67, respectively.

STOCK OPTIONS

        Effective September 13, 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan ("2000 Plan") under which non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to 8.0 million new shares of common stock at prices not less than fair market value at the time of grant. Effective July 24, 1998, the Company adopted the 1998 Plan under which incentive and non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to 10.5 million new shares of common stock at prices not less than the fair market value at the time of grant. In April 2001, the Board of Directors of the Company adopted a proposed amendment to the 1998 Stock Option Plan ("1998 Plan") to increase the number of shares of Common Stock reserved for issuance to 20,475,800. In addition, the Board of Directors approved the termination of the 2000 Plan. The terms of the 2000 Plan remain in effect for options outstanding at the termination date. Prior to the adoption of the 1998 Plan, the Company had additional plans under which it granted stock options including the 1994 Employee Stock Option Plan ("1994 Plan"), the 1994 Outside Directors Non-qualified Stock Option Plan ("1994 Director Plan"), the 1994 Executive Incentive Stock Option Plan ("1994 Executive Plan") and the 1996 Employee Incentive Stock Option Plan ("1996 Plan"). No new options will be granted under these additional stock option plans, which will remain in effect with respect to options outstanding under such plans until such options are exercised, terminated or expire. As of February 28, 2002, the Company has cumulatively granted options on 4.4 million shares under the 2000 Plan, 13.2 million shares under the 1998 Plan, 12.3 million shares under the 1994 plan, 763,000 shares under the 1994 Director Plan, 369,332 shares under the 1994 Executive Plan and
3.3 million shares under the 1996 Plan.

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

        During fiscal 2001 and 2000, the Company granted non-qualified stock options in the amount of 770,000 and 7.3 million shares, respectively, to several of the Company's executive officers and employees. None were granted during fiscal 2002. These stock option grants were approved by the Company's Board of Directors and were not granted under any of the above-mentioned stock option plans. These shares vest and become exercisable over periods ranging from immediate vesting to monthly vesting over a period of five years from the date of grant.

        Effective January 29, 1999, the Company completed a stock option repricing program in which options to purchase a total of approximately 3.0 million shares of the Company's common stock were repriced. Under the repricing program, which was approved by the shareholders of the Company, outstanding options (other than those held by executive officers and directors) surrendered for repricing were exchanged for an equivalent number of repriced options. The exercise price of the repriced options is $4.38 per share (the fair market value of the common stock at that date) and the four-year vesting schedule of each option restarted on February 1, 1999. In conjunction with the Company's restructuring, the vesting period for the first two years was accelerated as previously provided for in the plan and approved by the Compensation Committee of the Board of Directors, pursuant to authority granted to it under the related option plans, due to certain earnings milestones being met in fiscal 2001 and 2000.

        Under FASB Interpretation No. 44 ("FIN 44"), which is retroactive to option repricings effected after December 15, 1998, companies are required to treat repriced options as compensatory options accounted for using variable accounting treatment. As a result, the Company will record non-cash stock compensation (benefit) expense, over the term of the option, based upon changes in the market price of its common stock over the market price at July 1, 2000. As of February 28, 2002, the Company had approximately 1.0 million repriced options outstanding. The Company recorded a benefit of $(8.0) million during fiscal 2002 and a charge of $11.1 million in fiscal 2001 related to repriced stock options.

        As part of the Talus acquisition (see Note 11), the Company assumed all outstanding stock options, which were converted into Manugistics' stock options. Options to purchase approximately 631,000 shares of Manugisitcs' common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $4.8 million in fiscal 2002 and $1.2 million during fiscal 2001.

        A summary of the status of the Company's stock option plans and changes during the fiscal years is presented below with share amounts in thousands:

                                                                    FEBRUARY 28 OR 29,
                                                                    ------------------
                                                     2002                   2001                    2000
                                                     ----                   ----                    ----

                                            OPTIONS TO             OPTIONS TO              OPTIONS TO
                                             PURCHASE   WTD. AVG.   PURCHASE   WTD. AVG.    PURCHASE  WTD. AVG.
                                              SHARES    EX. PRICE    SHARES    EX. PRICE     SHARES   EX. PRICE
                                              ------     -------     ------     -------      -----     -------
Outstanding at beginning of year              20,948     $ 17.49     15,970     $  6.83      8,846     $  5.95
Options assumed in acquisition                    --          --      1,345        7.50         --          --
Options granted at market value                5,407       10.91      7,835       35.67      9,760        5.92
Options granted greater than market value         --          --         --          --      2,200       11.68
Exercised                                     (1,683)       6.27     (2,887)       6.23     (2,408)       3.34
Cancelled                                     (2,312)      28.15     (1,315)      11.74     (2,428)       7.89
                                             -------                -------                -------

Outstanding at end of year                    22,360     $ 16.16     20,948     $ 17.49     15,970     $  6.83
                                             -------                -------                -------

Exercisable at end of year                     7,665     $ 13.76      4,603     $  8.26      2,852     $  6.23
                                             =======                =======                =======


        The weighted average fair value of options granted in fiscal 2002, 2001 and 2000 was $5.97, $35.16 and $6.98 per share, respectively. A summary of the weighted average remaining contractual life and the weighted average exercise price of options outstanding as of February 28, 2002 is presented below with share amounts in thousands:

                                   WEIGHTED AVG.
                      NUMBER         REMAINING        WEIGHTED AVG.      NUMBER       WEIGHTED AVG.
    RANGE OF       OUTSTANDING     CONTRACTUAL          EXERCISE      EXERCISABLE       EXERCISE
EXERCISE PRICES     AT 2/28/02         LIFE              PRICE        AT 2/28/02          PRICE
   $0.50 - $4.38       4,705           6.61            $   3.96          2,463          $   3.94
     4.44 - 6.38       5,750           8.64                5.59          1,236              5.12
   6.55  - 17.36       4,940           7.96               11.90          2,190             11.72
   17.44 - 40.50       4,917           8.60               32.13          1,246             31.77
   40.59 - 61.03       2,048           8.78               45.81            530             45.77
                    --------                                           -------

  $0.50 - $61.03      22,360           8.07            $  16.16          7,665          $  13.76
                    ========                                           =======


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


        Had compensation cost for these plans been recorded, the Company's net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

                                                         FEBRUARY 28 OR 29,
                                            2002                 2001                2000
                                         ----------           ----------          ----------
Net loss                                 $ (182,217)          $  (75,314)         $  (24,211)
Basic and diluted loss per share         $    (2.68)          $    (1.28)         $    (0.44)

        Fiscal 2002, 2001 and 2000 pro forma amounts include $945, $736 and $567, respectively, related to the purchases under the employee stock purchase plan.

        The fair value of options granted was estimated assuming no dividends and using the following weighted-average assumptions for each of the fiscal years presented:

                                             OPTIONS                                     ESPP
                                             -------                                     ----
                                 2002         2001         2000            2002          2001           2000
                             -----------  -----------  -----------     ------------  ------------   -------------
Risk-free interest  rates         3.63%        5.95%        5.63%            3.35%         5.97%          4.87%
Expected term                 3.11 years   3.26 years   3.83 years        6 months      6 months       6 months
Volatility                       .8282        .7690        .7216           .8268         .7531          .7000


8. RETIREMENT PLANS (IN THOUSANDS)

        The Company has two defined contribution retirement savings plans (one in the U.S. and another in the U.K.) under the terms of which the Company matches a percentage of the employees' qualified contributions. New employees are eligible to participate in the plans upon completing one month of service. The Company's contribution to the plans totaled $2,202, $1,774 and $1,595 for fiscal 2002, 2001 and 2000, respectively.

9. INCOME TAXES

        Income Tax Provision. The components of the income tax (benefit) provision are as follows (in thousands):

                                                           FEBRUARY 28 OR 29,
                                                   2002            2001           2000
                                                 --------        --------        --------
Current:
     Federal                                    $      --        $    257        $     69
     State                                            100             286               9
     Foreign                                        1,332           1,165             674
                                                 --------        --------        --------
     Total current                               $  1,432        $  1,708        $    752
                                                 ========        ========        ========

Deferred:
     Federal                                     $(21,973)       $  2,889            (936)
     State                                         (2,938)            387              --
     Foreign                                         (581)         (2,432)             --
                                                 --------        --------        --------
Total deferred                                   $(25,492)       $    844        $   (936)
                                                 ========        ========        ========

Total (benefit) provision for income taxes       $(24,060)       $  2,552        $   (184)
                                                 ========        ========        ========

        Loss before income taxes includes losses from foreign operations of approximately $15.6 million, $20.1 million and $20.6 million in fiscal 2002, 2001 and 2000, respectively.

        Deferred Income Taxes. The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                     FEBRUARY 28,
                                                2002             2001
                                             ---------        ---------
Deferred Tax Assets:
        Bad debt reserve/sales returns       $   1,812        $   1,766
        Accrued expenses                         4,152            5,458
        Operating loss carryforwards:
             Domestic                           82,429           58,435
             Foreign                            25,182           21,485
        Restructuring charges                    4,131            3,160
        Tax credit carryforwards                 6,041            4,706
        Stock-based transactions                 3,073            4,533
        Investment losses                        4,186               --
        Depreciation and amortization           20,327           18,912
        Other temporary differences              3,967            1,385
                                             ---------        ---------

Deferred tax assets                            155,300          119,840

   Less:  valuation allowance                 (112,469)         (97,643)
                                             ---------        ---------

Total deferred tax assets                       42,831           22,197

Deferred tax liabilities:
        Software development costs              (5,097)          (4,805)
        Acquired intangibles                   (16,210)         (22,203)
        Stock-based transactions                  (337)            (754)
        Other                                     (837)          (1,322)
                                             ---------        ---------

   Total deferred tax liabilities              (22,481)         (29,084)
                                             ---------        ---------

Net deferred tax assets (liabilities)        $  20,350        $  (6,887)
                                             =========        =========

        Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. The Company adjusts its valuation allowance from time to time based on such evaluations. Based upon the Company's historical taxable income, when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that future income will more likely than not be insufficient to cover all of its deferred tax assets. Management believes that an appropriate valuation allowance has been established at February 28, 2002 based upon the Company's estimates. Management will continue to monitor its estimates of future profitability based on evolving business conditions. The Company's valuation allowance related primarily to federal, state and foreign net operating loss carryforwards and tax credits where management has determined that it is more likely than not that these future tax benefits will not be utilized.

        Deferred tax assets of approximately $45.5 million pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income tax payable stemming from the utilization of these losses. When realized, the tax benefits of these credits and losses will be accounted for as a credit to stockholders equity rather than as a reduction of the income tax provision.

        Changes in the valuation allowance during fiscal 2002 are as follows (in thousands):

Balance, February 28, 2001                $  97,643
Stock option exercises                       13,579
Stock-based compensation                     (1,287)
Other                                         2,534
                                          ---------

Balance, February 28, 2002                $ 112,469
                                          =========

        At February 28, 2002, the Company had a total of approximately $207.7 million of U.S. federal and $76.1 million of foreign net operating losses available to offset future taxable income in those respective taxing jurisdictions. The federal net operating losses expire during the fiscal years 2011 to 2022. Approximately $25.5 million of the foreign net operating losses expire during the calendar years 2002 to 2012, while the remaining foreign net operating losses are available in perpetuity. The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside of the United States. Accordingly, no United States income tax on these earnings has been provided.

        The Company also has $4.5 million of research and development tax credit carryforwards, which expire between 2011 and 2022, and $1.3 million of foreign tax credit carryforwards that expire between 2002 and 2006.

        Statutory Rate Reconciliation. The difference between the reported amount of income tax (benefit) expense and the amount of income tax expense that would result from applying statutory U.S. federal tax rate of 35% is summarized as follows (in thousands):

                                                                              FEBRUARY 28 OR 29,
                                                                    2002            2001            2000
                                                                  --------        --------        --------
Benefit for income taxes computed at statutory rate               $(48,726)       $ (8,934)       $ (3,193)

 (Reduction) increase in taxes resulting from:
     State and foreign taxes, net of federal benefit                  (562)          1,482            (388)
     Net change in valuation allowance                              (1,894)          4,888           3,256
     Goodwill amortization                                          24,020           3,989              --
     Purchased research and development                                 --           3,403              --
     Meals, entertainment and other non-deductible expenses            421          (2,195)            545
     Other                                                           2,681             (81)           (404)
                                                                  --------        --------        --------

 (Benefit) provision for income taxes                             $(24,060)       $  2,552        $   (184)
                                                                  ========        ========        ========

10. OTHER (EXPENSE) INCOME

Other (expense) income consists of the following (in thousands):

                                                              FEBRUARY 28 OR 29,
                                                     2002            2001            2000
                                                   --------        --------        --------
Interest income                                    $  9,345        $  7,832        $  1,989
Interest expense                                    (12,614)         (4,458)           (104)
Converge, Inc. investment loss (see Note 12)        (10,150)             --              --
Other                                                (1,219)           (475)           (496)
                                                   --------        --------        --------

Total other (expense) income                       $(14,638)       $  2,899        $  1,389
                                                   ========        ========        ========

11. ACQUISITIONS

        During the three years ended February 28, 2002, we completed the following transactions:

SPACEWORKS, INC.

        On July 25, 2001, the Company acquired the intellectual property and certain other assets of SpaceWorks, Inc. ("the SpaceWorks Transaction") for $8.3 million in cash. SpaceWorks, Inc. software provided solutions that helped enable companies to automate complex order-management related activities. The SpaceWorks Transaction was accounted for as a purchase of developed technology, which is included in other intangible assets, net of accumulated amortization in the consolidated balance sheet as of February 28, 2002.

PARTMINER CSD, INC.

        On May 31, 2001, the Company acquired the collaborative sourcing and design assets of PartMiner CSD, Inc., as well as related assets from its parent, PartMiner, Inc. and its affiliates (the "CSD Acquisition") for $20.0 million in cash. PartMiner CSD, Inc. was a developer of product design and sourcing software. The CSD Acquisition included developed technology, existing customer contracts, personnel and other intangible assets. The CSD Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Intangible assets related to the CSD Acquisition include developed technology and goodwill. Contemporaneously, in a separate transaction, the Company entered into a software license agreement with Partminer, Inc. for various products for use in PartMiner's electronic components procurement and sourcing business.

ONE RELEASE, LLC.

        On May 17, 2001, the Company acquired certain assets of One Release, LLC and its affiliates (the "One Release Acquisition"), a software engineering services and systems business, for $4.3 million of common stock (135,793 shares). The Company may also pay up to an additional $1.0 million in shares of the Company's common stock as contingent consideration if certain performance criteria are attained during the first year after the acquisition date. Additional consideration, if any, would be recorded as goodwill. The One Release Acquisition was accounted for using the purchase method of accounting. The results of operations for One Release have been included in the Company's operations since the acquisition date. The Company allocated approximately $7.4 million to assembled workforce, which is included in other intangible assets, net of accumulated amortization, in the consolidated balance sheet as of February 28, 2002.

TALUS SOLUTIONS, INC.

General

        On December 21, 2000, the Company acquired Talus, a leading provider of pricing and revenue optimization software products and services. The Talus acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The results of operations for Talus have been included in the Company's financial statements since the acquisition date. The fair value of identifiable intangible assets was determined by a valuation using a combination of methods, including an income approach for developed technology and customer lists and a cost approach for assembled workforce. Identifiable intangible assets are being amortized over their estimated useful lives of four years for developed technology and seven years for customer lists.

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

        The value of the purchased in-process research and development was computed using discount rates ranging from 30% to 40% on the anticipated income stream of the related product revenue. The discounted cash flows was based on management's forecast of future revenue, costs of revenue and operating expenses related to the products and technologies purchased from Talus. The determined value was then adjusted to reflect only the value creation efforts of Talus prior to the close of the acquisition. At the time of the acquisition, the products and enhancements were 12.5% to 37.5% complete. The resulting value of purchased in-process research and development was further reduced by the estimated value of core technology. The purchased research and development charge of $8.6 million was expensed in fiscal 2001.

        The Company recorded a reduction of stockholders' equity of approximately $22.8 million for the intrinsic value of unvested stock options ("Deferred Compensation") assumed in the transaction as required by FIN 44. Deferred Compensation is being amortized by charges to operations over the vesting period of the options. Non-cash stock-based compensation associated with the Talus acquisition was approximately $4.8 million in fiscal 2002 and $1.2 million during fiscal 2001.

        The following is a summary of the allocation of the purchase price in the Talus acquisition (in thousands):

Identifiable intangible assets:
Developed technology                      $    22,000
Customer lists                                 19,200
Assembled workforce                            10,400
Purchased research and development              8,600
Deferred compensation                          22,790
Net assets acquired                             1,310
Deferred taxes                                (17,435)
Transaction costs                              (3,500)
Severance costs and office closure             (2,548)
Goodwill                                      341,203
                                          -----------
         Total                            $   402,020
                                          ===========

        The Company eliminated 28 positions in the acquisition integration plan, primarily affecting former senior management of Talus and certain administrative functions such as legal, human resources, marketing and finance.


        The following unaudited pro forma summary presents the Company's consolidated results of operations for the year ended February 28, 2001 as if the Talus acquisition had been consummated on March 1, 2000. The pro forma consolidated results of operations include certain pro forma adjustments including amortization of intangibles, amortization of deferred compensation and the elimination of the charge for purchased research and development and transaction costs incurred by Talus prior to the consummation of the acquisition. The pro forma consolidated results of operations do not reflect any cost savings associated with the integration plan noted above.

                         PRO FORMA FINANCIAL INFORMATION

        Pro forma results for the year ended February 28, 2001 is as follows (in thousands, except per share data):

                                             2001
                                         -----------
Revenue                                  $   297,073
Net loss                                    (106,970)
Net loss per basic and diluted share           (1.65)

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

        The Company may be required to make additional contingent payments of up to $27.9 million if certain revenue-based performance criteria are met during the 21-month period ended October 31, 2002. The additional contingent payments, if any, would be payable in cash or, in limited circumstances, shares of the Company's common stock. Additional consideration paid, if any, would be recorded as goodwill.

12. INVESTMENTS IN BUSINESS

        On May 30, 2001, the Company purchased approximately $10.2 million of preferred stock of Converge, Inc. (the "Converge Investment"). Converge, Inc. is a private marketplace exchange for components used by electronics and high technology manufacturers. Founding investors in Converge, Inc. include Agilent Technologies, Inc., Compaq Computer Corporation and Hewlett-Packard Company, among others. The Converge Investment is accounted for under the cost method of accounting for investments. In a separate transaction approximately two weeks prior to the Converge Investment, the Company entered into a software license agreement with Converge, Inc. for various products for use in its marketplace exchange business.

        During the third quarter of fiscal 2002, the Company recorded an impairment loss of approximately $10.2 million relating to an other-than-temporary decline in the fair value of its equity investment in Converge, Inc. The impairment was recorded to reflect the investment at fair value. As of February 28, 2002, the Company's recorded basis in the Converge Investment was reduced to $0 due to concerns about the ability of Converge to continue funding its operations in light of current market conditions in the high technology sector. The impairment loss is included in other (expense) income in the consolidated statements of operations and comprehensive loss for the fiscal year ended February 28, 2002 (see Note 10).


13. RESTRUCTURING OF OPERATIONS

        Fiscal 2002 Restructuring Plans. During June 2001, the Company adopted a restructuring plan in order to centralize certain of its product development functions in Rockville, MD from two remote offices. This resulted in the closure of one office and reduction of space occupied in another office, as well as the relocation and termination of approximately 10 and 40 employees, respectively. As a result, the Company recorded a restructuring charge related to the product development consolidation of approximately $2.4 million during fiscal 2002.


        During October 2001, the Company announced and implemented an additional restructuring plan designed to reduce expenses as a result of expected reduction in revenues caused primarily by client concerns about committing to large capital projects in the face of weakening global economic conditions. Actions taken included a reduction in the Company's workforce and a reduction in the amount of office space to be used in certain of the Company's leased facilities. Involuntary employee terminations totaled 123 across most business functions and geographic regions in fiscal 2002. All terminated employees were notified in fiscal 2002 and one was still employed by the company as of February 28, 2002. The Company recorded a charge for severance and related benefits of approximately $1.9 million during fiscal 2002. The Company recorded a facility charge of approximately $2.3 million during fiscal 2002 resulting from approximately $0.7 million related to the abandonment of leased office space in two offices as well as approximately $1.6 million from the expected loss of sublease rental income on office space closed in fiscal 1999. These costs include management's best estimates of the remaining lease obligations and loss of sublease rental income.

        Fiscal 1999 Restructuring Plan. During the third and fourth quarters of fiscal 1999, the Company implemented a restructuring plan ("1999 Plan") aimed at reducing costs and returning the Company to profitability. The 1999 Plan resulted in (i) a reduction of the Company's total workforce by 412 positions, across all divisions, primarily located in the United States, (ii) the abandonment of future lease commitments on office facilities that were closed as part of the 1999 Plan, and (iii) write-downs of operating assets, goodwill and capitalized software made in accordance with SFAS 121.


        The following table sets forth a summary of the restructuring charges, payments made against those charges and the remaining liabilities as of February 28, 2002 (in thousands):

                                     Balance as  Utilization  Balance as              Utilization     Accrual     Balance
                                     of Feb 29,    of cash    of Feb 28,    Charges     of cash      Non-Cash    as of Feb
                                        2000         FY01        2001         FY02       FY02          FY02       28, 2002
                                       -------     -------      -------     -------     -------      -------      -------
Lease obligations and terminations     $ 6,964     $(3,524)     $ 3,440     $ 3,653     $(1,617)     $     -      $ 5,476
Severance and related benefits             920        (920)           -       2,318      (2,074)           -          244
Relocation                                   -           -            -         497        (482)           -           15
Write-down of leasehold                      -           -            -         144           -         (144)           -
   improvements
                                       -------     -------      -------     -------     -------      -------      -------
Total                                  $ 7,884     $(4,444)     $ 3,440     $ 6,612     $(4,173)     $  (144)     $ 5,735 (1)
                                       =======     =======      =======     =======     =======      =======      =======

(1) $1.6 million and $4.1 million is included in other accrued current liabilities and other non-current liabilities, respectively, in the consolidated balance sheet as of February 28, 2002.

14. SEGMENT INFORMATION

        The Company and its subsidiaries are principally engaged in the design, development, marketing, licensing and support and implementation of an integrated suite of supply chain planning, supplier relationship management and pricing and revenue optimization software products. Substantially all revenue results from the licensing of the Company's software products and related consulting and support services. The Company's chief operating decision maker reviews financial information, presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.

        Revenue is attributable to geographic regions based on the location of the Company's customers. The following table presents total revenue and total long-lived assets by geographic region for fiscal 2002, 2001 and 2000:

                                          FEBRUARY 28 OR 29,
                                  2002           2001           2000
                                --------       --------       --------
                                           (IN THOUSANDS)
Revenue:
     United States              $222,470       $185,615       $ 91,344
     Europe                       61,288         49,856         41,271
     Asia/Pacific                 20,720         13,698         14,901
     Other                         5,668         18,795          4,917
                                --------       --------       --------

                                $310,146       $267,964       $152,433
                                ========       ========       ========
Long-lived Assets:
     United States              $383,231       $418,604       $ 34,996
     Europe                        3,625         12,683          4,197
     Asia/Pacific                  2,086          2,214          2,092
     Other                         3,663          7,530         11,639
                                --------       --------       --------

                                $392,605       $441,031       $ 52,924
                                ========       ========       ========

        No single customer accounted for 10% or more of the Company's revenue in fiscal 2002, 2001 or 2000.

15. SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for interest amounted to approximately $12,614, $460 and $104 in fiscal 2002, 2001 and 2000, respectively. Cash paid for income taxes amounted to approximately $1,638, $1,939 and $96, in fiscal 2002, 2001 and 2000, respectively.

        Supplemental information of non-cash operating activities is as follows:

Fiscal 2002.

- In connection with the IRI settlement, we issued common stock with a fair value of approximately $3.9 million (see Note 6).

Supplemental information of non-cash investing activities is as follows:

Fiscal 2002.

- In connection with the acquisition of One Release, we issued common stock with a fair value of approximately $4.3 million (see Note 11).

Fiscal 2001.

- In connection with the acquisition of Talus, we issued common stock with a fair value of approximately $340.0 million and assumed stock options and warrants with a fair value of approximately $58.5 million (see Note
        11); and

- in connection with the acquisition of STG, we issued common stock valued at approximately $4.5 million (see Note 11).

Supplemental information of non-cash financing activities is as follows:

Fiscal 2002.

-       We retired all of our 754,107 treasury shares during fiscal 2002; and

-       we recorded approximately $2.5 million in capital leases (see Note 6).

Fiscal 2001.

- A warrant for the purchase of 13,987 shares was exercised by a holder electing to surrender 31 shares.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly consolidated financial information for fiscal 2002 and 2001 follows:

                                             1ST QUARTER     2ND QUARTER      3RD QUARTER     4TH QUARTER
                                             -----------     -----------      -----------     -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        -------------------------------------
FISCAL 2002
-----------
Total revenue                                  $ 89,810        $ 70,964        $ 68,745        $ 80,627
Operating loss                                  (24,312)        (30,080)        (43,164)        (27,024)
Net loss                                        (23,426)        (21,664)        (44,980)        (25,088)
Basic and diluted loss per share               $  (0.35)       $  (0.32)       $  (0.66)       $  (0.36)
Shares used in basic and diluted share           67,041          67,884          68,142          68,750
computation

FISCAL 2001
-----------
Total revenue                                  $ 50,519        $ 58,150        $ 69,996        $ 89,299
Operating (loss) income                          (2,167)        (19,419)         11,307         (18,146)
Net (loss) income                                (1,151)        (19,684)          9,423         (16,666)
Basic (loss) income per share                  $  (0.02)       $  (0.34)       $   0.16        $  (0.26)
Shares used in basic share computation           56,866          57,298          57,969          64,420
Diluted (loss) income per share                $  (0.02)       $  (0.34)       $   0.14        $  (0.26)
Shares used in diluted share computation         56,866          57,298          66,224          64,420

        Included in the second and third quarters of fiscal 2002 are restructuring charges (see Note 13) and included in the third quarter of fiscal 2002 is the IRI settlement charge (see Note 6) and the Converge, Inc. investment impairment (see Note 12). Included in all quarters of fiscal 2002 and the second, third and fourth quarters of fiscal 2001 is non-cash stock compensation (benefits) charges related to the repricing of stock options (see Note 7), included in the fourth quarter of fiscal 2001 and all quarters of fiscal 2002 is the amortization of unvested stock options assumed in the acquisition of Talus (see Note 7). Included in the fourth quarter of fiscal 2001 are non-recurring charges for purchased research and development related to the acquisition of Talus and STG (see Note 11).

17. SUBSEQUENT EVENT

On April 26, 2002, the Company acquired certain assets of Western Data Systems of Nevada, Inc. ("WDS") for $26.2 million. WDS is a leading provider of application software and services to commercial aerospace, defense and maritime industries and the military. Approximately $2.6 million of the purchase price was paid in cash at closing. The remaining purchase price of $23.6 million is payable in shares of our common stock, cash, or a combination thereof at the Company's election. We have agreed to register for resale by WDS shares of our common stock issued as payment of the purchase price. If the Company elects to pay some or all of the remaining purchase price in shares of Manugistics' common stock, the number of shares to be issued will be determined by dividing the remaining $23.6 million (the "Negotiated Value") by the average closing price of Manugistics' common stock for the two consecutive trading days ending on the second trading day prior to the shares becoming registered for resale. If a registration statement for the shares is not declared effective within 180 days of the filing thereof, the Company would be required to pay the Negotiated
Value in cash.

        If, at the close of the ten trading day period beginning after the registration for resale of the shares becomes effective, the aggregate value of the shares issued to WDS (the "Trading Value"), using the average closing price of Manugistics' common stock during such ten trading day period (the "Trading Price"), is less than 95% of the Negotiated Value, the Company will be required to pay the difference between the Negotiated Value and the Trading Value (not to exceed $8.26 million) to WDS in cash, shares of Manugistics' common stock or a combination thereof at the Company's election. If the Company elects to pay the difference in shares of Manugistics' common stock, the number of shares to be issued will be determined by dividing the difference between the Negotiated Value and the Trading Value by the Trading Price. If, at the close of such ten trading day period, the Trading Value is more than 105% of the Negotiated Value, WDS will return shares to the Company in an amount determined in the same manner.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Stockholders of Manugistics Group, Inc. Rockville, MD

        We have audited the consolidated financial statements of Manugistics Group, Inc. and its subsidiaries (the Company) as of February 28, 2002 and 2001, and for each of the three years in the period ended February 28, 2002, and have issued our report thereon dated March 26, 2002 (April 26, 2002 as to Note 17); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Manugistics Group, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
McLean, VA

March 26, 2002
(April 26, 2002, as to Note 17)

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)

                                       BALANCE AT    CHARGED TO                  CHARGED TO     BALANCE AT
                                        BEGINNING     COSTS AND                     OTHER           END
                                        OF PERIOD     EXPENSES     WRITE-OFFS   ACCOUNTS (1)     OF PERIOD
                                        ---------     --------     ----------   ------------     ---------
Allowance for doubtful accounts
Year ended February 28, 2002             $5,604        $7,096       $(5,365)        $ 973         $8,308
Year ended February 28, 2001              1,875         7,448        (4,740)        1,021          5,604
Year ended February 29, 2000              6,299         1,251        (5,675)           --          1,875

(1) Allowance for doubtful accounts assumed in acquisitions.