Form 10-Q
period 2002-05-31
MANUGISTICS GROUP INC
filed 2002-07-15
CIK 908440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002
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
(Address of principal executive office) (Zip code)
(301) 255-5000
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

Yes   X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69.8 million shares of common stock, $.002 par value, as of July 8, 2002.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31, 2002	February 28, 2002

	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$208,702	$228,801
Marketable securities	4,267	4,259
Accounts receivable, net of allowance for doubtful accounts of $8,971 and $8,308 at May 31, 2002 and February 28, 2002, respectively	71,316	76,443
Deferred tax assets	9,064	9,061
Other current assets	9,589	11,471

Total current assets	302,938	330,035
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	31,585	22,872
Software development costs, net of accumulated amortization	14,521	14,506
Goodwill, net of accumulated amortization	283,604	269,998
Other intangible assets and non-current assets, net of accumulated amortization	88,089	73,940
Deferred tax assets	11,289	11,289

TOTAL ASSETS	$732,026	$722,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,684	$9,009
Accrued compensation	8,449	12,720
Deferred revenue	45,467	43,578
Other accrued liabilities	24,657	27,777

Total current liabilities	91,257	93,084
NON-CURRENT LIABILITES:
Long-term debt and capital leases	254,791	251,023
Other non-current liabilities	5,441	5,726

Total non-current liabilities	260,232	256,749
ACQUISITION CONSIDERATION PAYABLE	27,800	—
COMMITMENTS AND CONTINGENCIES (Note 4) STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock, $.002 par value per share; 300,000 shares authorized; 69,659 and 69,042 issued and outstanding at May 31, 2002 and February 28, 2002, respectively	139	138
Additional paid-in capital	634,220	629,861
Deferred compensation	(7,723)	(9,049)
Accumulated other comprehensive loss	(1,379)	(2,704)
Accumulated deficit	(272,520)	(245,439)

Total stockholders’ equity	352,737	372,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$732,026	$722,640

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended May 31,
	2002	2001

REVENUE:
Software	$24,516	$45,056
Services	26,865	27,533
Support	20,209	17,221
Reimbursed expenses	3,010	2,632

Total revenue	74,600	92,442

OPERATING EXPENSES:
Cost of revenue:
Cost of software	6,238	5,135
Amortization of acquired technology	2,911	1,580
Cost of services and support	25,821	23,340
Cost of reimbursed expenses	3,010	2,632
Non-cash stock compensation expense for cost of services and support	478	1,729

Total cost of services and support	29,309	27,701
Sales and marketing	30,978	33,999
Non-cash stock compensation expense for sales and marketing	387	2,512

Total cost of sales and marketing	31,365	36,511
Product development	17,532	16,435
Non-cash stock compensation expense for product development	86	1,186

Total cost of product development	17,618	17,621
General and administrative	7,190	7,798
Non-cash stock compensation expense for general and administrative	126	480

Total cost of general and administrative	7,316	8,278
Amortization of intangibles	852	19,928
Purchased research and development	3,800	—

Total operating expenses	99,409	116,754

LOSS FROM OPERATIONS	(24,809)	(24,312)
OTHER (EXPENSE) INCOME, NET	(2,193)	682

LOSS BEFORE INCOME TAXES	(27,002)	(23,630)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	79	(204)
NET LOSS	$(27,081)	$(23,426)

BASIC AND DILUTED LOSS PER SHARE	$(0.39)	$(0.35)
SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION	69,356	67,041

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended May 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,081)	$(23,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,598	26,705
Amortization of debt issuance costs	286	283
Purchased research and development	3,800	—
Deferred income taxes	(3)	(2,051)
Non-cash stock compensation expense	1,077	5,907
Other	92	(1,229)
Changes in assets and liabilities:
Accounts receivable	8,187	(3,946)
Other assets	1,657	387
Accounts payable	2,838	(3,134)
Accrued compensation	(5,730)	(5,493)
Other liabilities	(4,906)	(6,254)
Deferred revenue	(1,539)	5,137

Net cash used in operating activities	(10,724)	(7,114)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(3,093)	(20,956)
Investments in unconsolidated subsidiaries	—	(10,150)
Sales and purchases of marketable securities, net	(8)	53,013
Purchases of property and equipment	(5,977)	(2,335)
Capitalization and purchases of software	(3,833)	(2,838)

Net cash (used in) provided by investing activities	(12,911)	16,734

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(935)	(68)
Payments of debt issuance costs – convertible debt	—	(163)
Proceeds from exercise of stock options and employee stock plan purchases	3,346	4,435

Net cash provided by financing activities	2,411	4,204

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	1,125	163
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,099)	13,987
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	228,801	196,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,702	$210,349

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2002

1.	The Company and Significant Accounting Policies

     The Company

Manugistics Group, Inc. (the “Company”) is a leading global provider of Enterprise Profit Optimization™ (EPO) solutions. The Company provides solutions for supply chain management (SCM), supplier relationship management (SRM), pricing and revenue optimization (PRO) and service and parts management (S&PM). Our solutions help companies lower operating costs, improve customer service, increase revenues, enhance profitability and accelerate revenue and earnings growth.

     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim reporting and in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the period presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 2003.

These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 2002 included in the Annual Report on Form 10-K of the Company for that year filed with the Securities and Exchange Commission.

     Reclassification

Certain prior year information has been reclassified to conform to the current year presentation.

2.	New Accounting Pronouncements

On March 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets,” with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. In addition, SFAS 142 requires assembled workforce and other identifiable intangible assets to be reclassified as goodwill. On an annual basis, and when there is reason to suspect that their values have been impaired, these assets must be tested for impairment and write-downs may be necessary. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. In accordance with the standard, the Company stopped amortizing goodwill, including goodwill recorded in past business combinations, on March 1, 2002. SFAS 142 also requires recognized intangible assets with finite lives to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No 144 (“SFAS 144”) “Accounting for the Impairment of Long-Lived Assets.” Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the Standard until its life is determined to no longer be indefinite.

In connection with the goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired at the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption and determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount. As discussed below, the Company considers itself to have a single reporting unit. To the extent the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption.

The Company adopted the provisions of SFAS 141 and SFAS 142 on March 1, 2002 with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. Retroactive application of these Standards was not permitted. However, any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a business combination initiated after June 30, 2001 is not amortized. Goodwill and intangible assets acquired in business combinations initiated before July 1, 2001 were amortized until February 28, 2002. The Company performed the initial goodwill impairment test required by SFAS 142 during the first quarter of fiscal 2003. The Company considers itself to have a single reporting unit. Accordingly, all of our goodwill is associated with the entire Company. As of March 1, 2002, based on the Company’s market capitalization, there was no impairment of goodwill recorded upon implementation of SFAS 142. The Company will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount.

On March 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No 121 (“SFAS 121”) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No. 30 (“APB 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of but retains APB 30’s reporting requirement to report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. Adoption of this standard did not have any material impact on the Company’s financial statements.

On March 1, 2002, the Company adopted the provisions of Staff Announcement Topic No. D-103 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force No. 01-14 (“EITF 01-14”). EITF 01-14 establishes that reimbursements received for “out-of-pocket” expenses such as airfare, hotel stays and similar costs should be characterized as revenue in the income statement. Adoption of the guidance had the resulting effect of increased revenue and increased operating expenses. Prior to our adoption of this standard, the Company recorded “out-of-pocket” expense reimbursements as a reduction of cost of services. Accordingly, the Company reclassified these amounts to revenue in our comparative financial statements beginning in our first quarter of fiscal 2003. Application of EITF 01-14 did not result in any net impact to operating income or net income in any past periods and will not result in any net impact in future periods.

3.	Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method, the effect of the assumed conversion of the Company’s convertible subordinated debt and the effect of the potential issuance of common stock in connection with acquisitions. The dilutive effect of options and warrants of 5.2 million shares and 6.5 million shares were excluded from the calculation of diluted net loss per share for the three month periods ended May 31, 2002 and May 31, 2001, respectively, because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for the three months ended May 31, 2002 and May 31, 2001 since it was anti-dilutive. The Company’s convertible debt may be exchanged for up to approximately 5.7 million shares of the Company’s common stock in future periods. During the three months ended May 31, 2002, the Company acquired the assets and business of Western Data Systems of Nevada, Inc. (“WDS”) and Digital Freight Exchange, Inc. (“DFE”). The dilutive effect of the potential issuance of common stock related to the WDS and DFE acquisitions were excluded from the calculation of diluted net loss per share for the three months ended May 31, 2002 because including these potential shares would be anti-dilutive due to the Company’s net loss (see Note 7).

4.	Commitments and Contingencies

The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of these disputes or litigation will have a material effect on the Company’s business, operating results, financial condition and cash flows. The Company has established accruals related to such matters that are probable and reasonably estimable. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company’s business, operating results, financial condition and cash flows.

5.	Intangible Assets and Goodwill

Intangible assets as of May 31, 2002 and February 28, 2002 were as follows (amounts in thousands):

		Accumulated
	Gross Assets	Amortization	Net Assets

May 31, 2002
Acquired technology	$65,371	$(13,492)	$51,879
Customer lists	28,942	(5,272)	23,670

Total	$94,313	$(18,764)	$75,549

February 28, 2002
Acquired technology	$46,639	$(10,553)	$36,086
Customer lists	22,491	(4,368)	18,123

Total	$69,130	$(14,921)	$54,209

The changes in the carrying amount of goodwill for the three months ended May 31, 2002 are as follows (amounts in thousands):

Net Assets

Balance as of February 28, 2002	$269,998
Reclassification of assembled workforce as required by SFAS 142	7,102
WDS and DFE acquisitions	5,537
Other	967

Balance as of May 31, 2002	$283,604

Amortization expense related to goodwill and intangible assets was $3.8 million and $21.5 million for the three months ended May 31, 2002 and 2001, respectively. Estimated aggregate future amortization expense for intangible assets remaining as of May 31, 2002 and future fiscal years are as follows (amounts in thousands):

			Fiscal Year Ended February 28 or 29,

	2003	2004	2005	2006	2007	Thereafter	Total

Amortization expense	$13,725	$18,182	$17,205	$10,753	$9,889	$5,795	$75,549

In accordance with the provisions of SFAS 142 adopted on March 1, 2002, we stopped amortizing goodwill and assembled workforce. The following pro forma information presents net loss and loss per common share adjusted to exclude the goodwill and assembled workforce amortization expense of $19.2 million recognized during the three months ended May 31, 2001, net of taxes (amounts in thousands, except per share data):

	Three months ended May 31,
	2002	2001

Net loss:
As reported	$(27,081)	$(23,426)
Add: goodwill and assembled workforce amortization, net of taxes	—	18,323

Net loss, pro forma	$(27,081)	$(5,103)

Basic and diluted loss per share:
As reported	$(0.39)	$(0.35)
Add: goodwill and assembled workforce amortization, net of taxes	—	$0.27

Basic and diluted loss per share, pro forma	$(0.39)	$(0.08)

6.	Comprehensive Loss

Other comprehensive income (loss) relates primarily to foreign currency translation gains (losses) and unrealized gains (losses) on investments in marketable securities. The following table sets forth the comprehensive loss for the three-month periods ended May 31, 2002 and 2001 (amounts in thousands):

	Three Months Ended May 31,
	2002	2001

Net loss	$(27,081)	$(23,426)
Other comprehensive income (loss)	1,325	(1,842)

Total comprehensive loss	$(25,756)	$(25,268)

7.	Acquisitions

     Western Data Systems of Nevada, Inc.

On April 26, 2002, the Company acquired certain assets and assumed certain liabilities of WDS for $26.2 million. WDS is a leading provider of application software and services to commercial aerospace, defense and maritime industries and the military. Approximately $2.6 million of the purchase price was paid in cash at closing. The remaining purchase price of $23.6 million is payable in shares of the Company’s common stock, cash, or a combination thereof at the Company’s election. If the Company elects to pay some or all of the remaining purchase price in shares of its common stock, the number of shares to be issued will be determined by dividing the remaining $23.6 million (the “Negotiated Value”) by the average closing price of the common stock for the two consecutive trading days ending on the second trading day prior to the shares becoming registered for resale. Pursuant to the terms of the acquisition, the Company has filed a registration statement with the Securities and Exchange Commission to register for resale by WDS the Shares issuable to WDS in payment of the Negotiated Value. If the registration statement for the shares is not declared effective by November 25, 2002, the Company would be required to pay the Negotiated Value in cash.

If, at the close of the ten trading day period beginning after the registration for resale of the shares becomes effective, the aggregate value of the shares issued to WDS (the “Trading Value”), using the average closing price of the Company’s common stock during such ten trading day period (the “Trading Price”), is less than 95% of the Negotiated Value, the Company will be required to pay the difference between the Negotiated Value and the Trading Value (not to exceed $8.26 million) to WDS in cash, shares of the Company’s common stock or a combination thereof at the Company’s election. If the Company elects to pay the difference in shares of its common stock, the number of shares to be issued will be determined by dividing the difference between the Negotiated Value and the Trading Value by the Trading Price. If, at the close of such ten trading day period, the Trading Value is more than 105% of the Negotiated Value, WDS will return shares to the Company in an amount determined in the same manner.

The results of operations for WDS have been included in the Company’s operations since the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, which are subject to change as additional information is obtained. The allocation of the purchase price is subject to final determination based upon estimates and other evaluations of fair market value, identification and valuation of intangible assets and potentially based upon changes in the Company’s stock price. Intangible assets related to the WDS acquisition include $16.2 million of acquired technology to be amortized over five years, $6.4 million of customer lists to be amortized over seven years and $3.0 million of goodwill.

There were several in-process research and development projects at the time of the WDS acquisition. The efforts required to complete acquired in-process research and development include planning, designing, testing and other activities necessary to establish that the product or enhancement to existing products can be produced to meet desired functionality and technical performance requirements.

The value of the purchased in-process research and development was computed using discount rates ranging from 26% to 30% on the anticipated income stream of the related product revenue. The discounted cash flows were based on management’s forecast of future revenue, costs of revenue and operating expenses related to the products and technologies purchased from WDS. The determined value was then adjusted to reflect only the value creation efforts of WDS prior to the close of the acquisition. At the time of the acquisition, the products and enhancements were at various stages of completion, ranging from approximately 2% to 96% complete. The resulting value of purchased in-process research and development was further reduced by the estimated value of core technology. A purchased research and development charge of $3.8 million was recorded in the three months ended May 31, 2002.

     Digital Freight Exchange, Inc.

On May 23, 2002, the Company acquired substantially all of the assets of DFE for $4.5 million. DFE is a provider of collaborative logistics solutions that facilitate online, real-time bids for global transportation contracts. Approximately $0.3 million of the purchase price was paid in cash at closing. The remaining purchase price of $4.2 million is payable in shares of the Company’s common stock, cash, or a combination thereof at the Company’s election. The Company has agreed to register for resale by DFE shares of the Company’s common stock issued as payment of the purchase price. If the Company elects to pay some or all of the remaining purchase price in shares of the Company’s common stock, the number of shares to be issued will be determined by dividing the remaining $4.2 million (the “DFE Negotiated Value”) by the average closing price the Company’s common stock for the ten consecutive trading days ending on the third trading day prior to the shares becoming registered for resale. If a registration statement for the shares is not declared effective within 120 days following closing, DFE shall have the right to require the DFE Negotiated Value to be paid in cash.

8.	Restructuring

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

During October 2001, the Company announced and implemented an additional restructuring plan designed to reduce expenses as a result of expected reduction in revenues caused primarily by client concerns about committing to large capital projects in the face of weakening global economic conditions. Actions taken included a reduction in the Company’s workforce and a reduction in the amount of office space to be used in certain of the Company’s leased facilities. Involuntary employee terminations totaled 123 across most business functions and geographic regions in fiscal 2002. All terminated employees were notified in fiscal 2002 and none were still employed by the Company as of May 31, 2002. The Company recorded a charge for severance and related benefits of approximately $1.9 million during fiscal 2002. The Company recorded a facility charge of approximately $2.3 million during fiscal 2002 resulting from approximately $0.7 million related to the abandonment of leased office space in two offices as well as approximately $1.6 million from the expected loss of sublease rental income on office space closed in fiscal 1999. These costs include management’s best estimates of the remaining lease obligations and loss of sublease rental income.

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

The following table sets forth a summary of the restructuring charges, payments made against those charges and the remaining liabilities as of May 31, 2002 (in thousands):

	Balance as of Feb	Utilization of cash	Balance as of May
	28, 2002	May 31, 2002	31, 2002

Lease obligations and terminations	$5,476	$(290)	$5,186
Severance and related benefits	244	(39)	205
Relocation	15	(15)	—

Total	$5,735 (1)	$(344)	$5,391 (2)

(1)	$1.6 million and $4.1 million is included in other accrued current liabilities and other non-current liabilities, respectively, in the consolidated balance sheet as of February 28, 2002.

(2)	$1.5 million and $3.9 million is included in other accrued current liabilities and other non-current liabilities, respectively, in the consolidated balance sheet as of May 31, 2002.

9.	Income Taxes

Income tax expense of $79,000 was recorded for the three-month period ended May 31, 2002. Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. Based on the Company’s historical taxable income when adjusted for non-recurring items, net operating loss carryback potential and estimates of future profitability, management has concluded that future income will, more likely than not, be insufficient to cover all of its deferred tax assets. Management believes that an appropriate valuation allowance was recorded at May 31, 2002 based upon the Company’s estimates. The deferred tax asset recorded of $20.4 million at May 31, 2002, net of valuation allowance, is based on the Company’s historical taxable income and estimates of future profitability. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

10.	Supplemental Cash Flow Information

Total interest paid by the Company for the three months ended May 31, 2002 and 2001 was $6.3 million and $6.7 million, respectively.

Supplemental information of non-cash financing activities is as follows:

- We recorded approximately $5.1 million in capital leases during the three months ended May 31, 2002.

11.	Subsequent Events

On June 27, 2002, the Company announced plans to reduce its workforce and contractors by approximately 12%. The reduction in workforce and contractors will be achieved through a combination of attrition and involuntary terminations. In addition, the Company announced other cost containment measures including the consolidation of some smaller field offices, a mandatory unpaid vacation program for all U.S. employees during the first week of July and a voluntary week of unpaid vacation during our second quarter fiscal 2003 for our European employees. These cost containment measures have been devised to better align our cost structure with expected revenue. The Company expects to record a restructuring charge of approximately $10.0 million in the quarter ended August 31, 2002 for severance and related benefits associated with involuntary terminations, lease termination costs, contract termination costs and impairment losses on property and equipment.

     On June 27, 2002 the Company also announced that Richard Bergmann, President of the Company, has taken an indefinite personal leave of absence. As a result, all sales and services functions now report directly to Greg Owens Chairman and Chief Executive Officer. Mr. Owens has also assumed certain of Mr. Bergmann’s other responsibilities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements:

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report. The discussion and analysis contains forward-looking statements and are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made elsewhere in this report as a result of specified factors, including those set forth under the caption “Factors that May Affect Future Results.”

Overview:

     We are a leading global provider of Enterprise Profit Optimization™ (EPO) solutions. We provide solutions for supply chain management (SCM), supplier relationship management (SRM), pricing and revenue optimization (PRO) and service & parts management (S&PM). Our solutions help companies lower operating costs, improve customer service, increase revenues, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in how goods and services are brought to market (supplier relationship management and supply chain management), how they are sold (pricing and revenue optimization) and how they are serviced and maintained (service & parts management). EPO solutions provide additional benefits by combining the proven cost-reducing power of SRM, SCM and S&PM solutions with the revenue-enhancing capability of PRO solutions. These solutions integrate pricing, forecasting, and operational planning and execution to help companies enhance margins across their enterprises and extended trading networks.

     Our SCM solutions help companies plan, optimize and execute their supply chain processes. These processes include manufacturing, distribution and service operations, and collaboration with a company’s extended trading network of suppliers and customers. Our SRM solutions help improve the activities required to design, source, and procure goods and to collaborate more effectively with key suppliers of direct materials. Our PRO solutions help optimize a company’s demand chain, including pricing and promotions to all customers through all channels, with the aim of balancing the trade-offs between profitability and other strategic objectives such as market share. Our S&PM solutions help companies optimize and manage their service and parts operations by effectively planning and scheduling maintenance programs, parts, materials, tools, manpower and repair facilities to profitably provide the highest levels of customer service. We also provide strategic consulting, implementation and customer support services to our clients as part of our solutions.

     Increasing global competition, shortening product life cycles and more demanding customers are forcing businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. We were an early innovator in solutions that allow collaboration among our clients and their customers and suppliers. We focus the development of our technology on addressing the changing needs of companies in the markets we serve, including the need to do business in extended trading networks. We offer solutions to companies in many industries including apparel; automotive; chemical & energy; communications & high technology; consumer packaged goods; food & agriculture; footwear & textiles; forest products; government, aerospace & defense; industrials; life sciences; retail; third-party logistics; transportation; travel, transport & hospitality; and utilities. Our customer base of approximately 1,200 clients includes large, multinational enterprises such as 3Com Corporation; Boeing Co.; BP; Brown & Williamson Tobacco Corp.; Caterpillar Mexico S.A. de

C.V.; Cisco Systems Inc.; Coca-Cola Bottling Co. Consolidated; Compaq Computer Corporation; Delta Air Lines; DuPont; Fairchild Semiconductor; Ford Motor Company; Harley-Davidson, Inc.; Hormel Foods Corp.; Levi Strauss & Co.; Nestlé; Staples, Inc.; Texas Instruments Incorporated; and Unilever Home & Personal Care, USA; as well as mid-sized enterprises.

     As a result of progressive weakening of global economic conditions during fiscal 2002, the Company faced new challenges in its ability to grow revenue, improve operating performance and expand market share. The weakening macroeconomic environment included a recession in the United States economy that was fueled by substantial reductions in capital spending by corporations world-wide, especially spending on information technology. Economic conditions deteriorated more severely as a result of the terrorist attacks in the United States on September 11, 2001, subsequent bioterrorism threats and resulting political and military actions. During our second and third quarters of fiscal 2002, we experienced delays in consummating software license transactions, especially during the last few days of the quarter ended August 31, 2001. The delays were caused primarily by prospects’ concerns about committing to large capital projects in the face of uncertain global economic conditions. We believe that these concerns were heightened further by the terrorist attacks in the United States on September 11, 2001 making it difficult for us to accurately forecast our revenues while global economic conditions were uncertain. Late in our quarter ended November 30, 2001, we began to see improvements in closure rates on software license transactions. Our closure rates on software license transactions continued to improve during our quarter ended February 28, 2002, as evidenced by increases in software revenue as compared to our second and third quarters of fiscal 2002.

     As we entered the first quarter of fiscal 2003, global economic conditions and information technology spending appeared to be stabilizing. However, capital spending by corporations, especially spending on enterprise application software, appears to be lagging the overall economic recovery. In addition, we believe that market conditions overseas, especially in Europe, tend to lag the United States. As enterprise application software spending by United States and European corporations further slowed late in our quarter ended May 31, 2002, our financial performance was adversely affected.

     In response to the weakness in spending on enterprise application software, we have enacted a number of cost containment and cost reduction measures in our second quarter fiscal 2003, in addition to those implemented during fiscal 2002, to reduce our cost structure. We announced an overall 12% reduction in our workforce and contractors across the organization, the consolidation of some smaller field offices, a mandatory unpaid vacation for all U.S. employees during the first week in July and a voluntary week of unpaid leave during our second quarter fiscal 2003 for our European employees. We expect that these cost reduction measures will reduce our cost structure by approximately $40.0 million on an annualized basis and will result in a restructuring charge of approximately $10.0 million in the quarter ending August 31, 2002 for severance and related benefits associated with involuntary terminations, lease termination costs, contract termination costs and impairment losses on property and equipment.

Results of Operations:

The following table includes the condensed consolidated statements of operations data for the three months ended May 31, 2002 and 2001 expressed as a percentage of revenue:

	Three Months Ended May 31,
	2002	2001

REVENUE:
Software	32.9%	48.8%
Services	36.0%	29.8%
Support	27.1%	18.6%
Reimbursed expenses	4.0%	2.8%

Total revenue	100.0%	100.0%

	Three Months Ended May 31,
	2002	2001

OPERATING EXPENSES:
Cost of software	8.4%	5.6%
Amortization of acquired technology	3.9%	1.7%
Cost of services and support	34.6%	25.2%
Cost of reimbursed expenses	4.0%	2.8%
Sales and marketing	41.5%	36.8%
Product development	23.5%	17.8%
General and administrative	9.7%	8.4%
Amortization of intangibles	1.1%	21.6%
Purchased research and development	5.1%	—
Non-cash stock compensation expense	1.5%	6.4%

Total operating expenses	133.3%	126.3%

Loss from operations	(33.3)%	(26.3%)
Other (expense) income, net	(2.9)%	0.7%

Loss before income taxes	(36.2%)	(25.6%)
Provision for (benefit from) income taxes	0.1%	(0.3%)

Net loss	(36.3)%	(25.3%)

     The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation expense as follows (in thousands):

	Three Months Ended May 31,
	2002	2001

Cost of services and support	$478	$1,729
Sales and marketing	387	2,512
Product development	86	1,186
General and administrative	126	480

	$1,077	$5,907

See “Non-Cash Stock Compensation Expense” for further detail.

Use of Estimates and Critical Accounting Policies

     The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these and other items that require management’s estimates.

     We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software, valuation of long-lived assets, including intangible assets and impairment review of goodwill and deferred income taxes. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the financial statements and notes included in the Annual Report on Form 10-K of the Company for the fiscal year ended February 28, 2002.

Revenue Recognition

     Our revenue consists of software revenue, services revenue, support revenue and reimbursed expenses. Software revenue is generally recognized upon execution of a software license agreement and shipment of the software, provided the fees are fixed and determinable and collection is considered probable in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition.” Fees are allocated to the various elements of software license agreements based on historical fair value experience. If a software license agreement contains an undelivered element, the fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. In addition, if a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for software licenses are due within twelve months from the agreement date. Where software license agreements call for payment terms of twelve months or more from the agreement date, software revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. When we provide services that are considered essential to the functionality of software products sold or if software sold requires significant production, modification or customization, we account for the software and services revenue in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” which requires us to use the percentage-of-completion method of revenue recognition. In these cases, software revenue is recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

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

Allowance for Doubtful Accounts

     For each of the three years in the period ended February 28, 2002, our provision for doubtful accounts has ranged between approximately 1% and 3% of total revenues. We initially record the provision for doubtful accounts based on our historical experience of write-offs and adjust our allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, our historical write-offs, the credit worthiness of the customer, the economic conditions of the customer’s industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts.

Capitalized Software

     We capitalize the development cost of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to clients. Software development costs are amortized at the greater of the amount computed using either: (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release; or (b) the ratio that current gross revenue bears to total current and anticipated future gross revenue. Generally, an economic life of two years is used to capitalize software development costs.

Valuation of Long-Lived Assets, Including Intangible Assets and Impairment Review of Goodwill

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

     On March 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and, as a result, we no longer amortize goodwill. We performed the initial impairment review of our goodwill required by SFAS 142 during the first quarter of fiscal 2003 and no impairment loss was recognized upon adoption of SFAS 142. We will continue to perform additional impairment reviews annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There can be no assurance that at the time additional reviews are completed material impairment charges will not be recorded. Please refer to Note 2 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for further discussion of this accounting standard and see “Forward Looking Statements” and “Factors That May Affect Future Results.”

Deferred Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. However, adjustments could be required in the future if we determine that the amount to be realized is greater or less than the amount we have recorded. During the quarter ended May 31, 2002, we did not record a deferred income tax benefit to offset our loss before income taxes. Management concluded that based on our loss before income taxes during the quarter ended May 31, 2002, coupled with losses incurred during fiscal 2002 and a projected loss for fiscal 2003, it is more likely than not that current fiscal year tax losses will not be recovered in future periods. Management believes that an appropriate valuation allowance was recorded at May 31, 2002 based upon the Company’s estimates. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

Revenue:

     Software Revenue. Software revenue decreased 45.6%, or $20.5 million, during the three months ended May 31, 2002 compared to the same period in 2001. The decrease in software revenue was primarily due to economic uncertainty and a related decline in spending for enterprise application software, which resulted in a decrease in the number of completed software license transactions and average selling price (“ASP”).

     The following table summarizes our software transactions for the three months ended May 31, 2002 and May 31, 2001:

	Three Months Ended May 31,
	2002	2001

Significant Software Transactions (1)
Number of transactions	21	35
Average selling price (in thousands)	$1,101	$1,263

(1)	Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

     The following table summarizes the number of software transactions of $1.0 million or greater:

	Three Months Ended May 31,
	2002	2001

Software transactions $1.0 million – $2.49 million	6	7
Software transactions $2.5 million – $4.9 million	2	3
Software transactions $5.0 million or greater	0	2

Total software transactions $1.0 million or greater	8	12

     We believe the reduction in software transactions of $1.0 million or greater in fiscal 2002 is primarily the result of companies becoming more cautious and deliberate regarding commitments to large capital expenditures due to the uncertain global economic conditions.

     Services Revenue. Services revenue decreased 2.4%, or $0.7 million, during the three months ended May 31, 2002 compared to the same period in 2001. The decrease in services revenue during the three months ended May 31, 2002 was the result of the decrease in the number of completed software license transactions in fiscal 2002 and was somewhat offset by the services revenue from WDS. As a result of this factor, we believe that services revenue growth in fiscal 2003 will be lower that we have experienced in the past two fiscal years. Services revenue tends to track software license revenue in prior periods. See “Forward Looking Statements” and “Factors That May Affect Future Results.”

     Support Revenue. Support revenue increased 17.4%, or $3.0 million, during the three months ended May 31, 2002 compared to the same period in 2001. The increase in support revenue during the three months ended May 31, 2002 was due to the increase in the number of clients that have licensed our software products and entered into annual support arrangements coupled with renewals of annual support agreements by our existing client base. In the past, we have experienced high rates of renewed annual support contracts. There can no assurance that this renewal rate will continue. See “Forward Looking Statements” and “Factors That May Affect Future Results.”

     International Revenue. We market and sell our software and services internationally, primarily in Europe, Asia, Canada and Latin America. Revenue outside of the United States was 22.1% and 25.4% of total revenue, or $16.5 million and $23.5 million during the three months ended May 31, 2002 and 2001, respectively. The decrease in this revenue resulted from the progressive weakening of global economic conditions, especially in the European economies which resulted in delayed buying decisions by prospects and customers for our products. We believe increasing international revenue is important to growth in both revenue and profitability and may lower our overall exposure to unfavorable economic conditions in specific regions.

Operating Expenses:

     Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three months ended May 31, 2002 and 2001 (in thousands):

	Three Months Ended May 31,

	2002	2001

Amortization of capitalized software	$3,598	$3,003
Percentage of software revenue	14.7%	6.7%
Other costs of software	2,640	2,132
Percentage of software revenue	10.8%	4.7%

Total cost of software	$6,238	$5,135
Percentage of software revenue	25.5%	11.4%

     The increase in cost of software during the three months ended May 31, 2002 compared to the same period in 2001 was primarily a result of increased amortization of capitalized software resulting from an increase in the number of product development initiatives. Other costs of software increased during the three months ended May 31, 2002 compared to the same period in 2001 primarily as a result of increases in royalties paid to third parties as a result of the mix of software sold and increases in fixed royalty expenses that are not dependent on individual software transactions.

     Amortization of Acquired Technology. In connection with our acquisition of WDS in April 2002 and certain previous acquisitions, we acquired developed technology that we offer as part of our integrated solutions. Acquired technology is amortized over periods ranging from four to six years.

     Cost of Services and Support. Cost of services and support includes primarily personnel and third party contractor costs. Cost of services and support as a percentage of related revenue was 54.9% and 52.2% in the three months ended May 31, 2002 and 2001, respectively. Cost of services and support increased 10.6%, or $2.5 million, during the three months ended May 31, 2002 compared to the same period in 2001. The increase in cost of services and support was primarily attributable to the WDS acquisition in April 2002. The increase in cost of services and support as a percentage of related revenue in the three months ended May 31, 2002 reflects an overall growth in costs of services and support, as compared to the same period last year.

     Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased 8.9%, or $3.0 million during the three months ended May 31, 2002 compared to the same period in 2001. The decrease during the three months ended May 31, 2002 was primarily due to:

•	a decrease in the overall sales, marketing and business development employees primarily resulting from cost containment measures implemented in fiscal 2002; and

•	decreased sales commissions due to lower software revenue.

     This decrease was partially offset by:

•	an increase in promotional spending, advertising and public relations spending resulting from our annual United States user conference series called enVISION being held in our first quarter in fiscal 2003 versus the second quarter in fiscal 2002.

     Product Development. Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from personnel and third party contractors. The following table sets forth product development costs for the three months ended May 31, 2002 and 2001 (in thousands):

	Three Months Ended May 31,
	2002	2001

Gross product development costs	$21,120	$18,871
Percentage of total revenue	28.3%	20.4%
Less: Capitalized product development costs	3,588	2,436
Percentage of total revenue	4.8%	2.6%

Product development costs, as reported	$17,532	$16,435
Percentage of total revenue	23.5%	17.8%

     Gross product development costs increased 11.9%, or $2.2 million, during the three months ended May 31, 2002 compared to the same period in 2001. The increase in gross product development costs and capitalized product development costs was due to:

•	an increase in the overall product development employees principally resulting from acquisitions in fiscal 2002 and fiscal 2003;

•	increased number of product development initiatives; and

•	increased incremental gross and capitalized product development costs associated with our latest product release during the three months ended May 31, 2002.

     General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses decreased 7.8%, or $0.6 million, during the three months ended May 31, 2002 compared to the same period in 2001. The decrease was due primarily to a decrease in general and administrative employees, primarily resulting from cost containment measures implemented in fiscal 2002. The decrease was partially offset by an increase in costs resulting from the WDS acquisition in April 2002 and increased overhead related to our move to new headquarters facilities in the three months ended May 31, 2002.

     Amortization of Intangibles. Our acquisition of WDS in April 2002 and certain previous acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from two to seven years. Amortization of intangibles decreased by $19.1 million during the three months ended May 31, 2002 compared to the same period in 2001 primarily resulting from our adoption of SFAS 142 on March 1, 2002, which requires us to no longer amortize goodwill and assembled workforce.

     Purchased Research and Development. Our acquisition of WDS included the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. Accordingly, in the three months ended May 31, 2002, the portion of the purchase price for WDS allocated to purchased research and development of $3.8 million was expensed immediately in accordance with generally accepted accounting principles. Details of our acquisitions are included in Note 7 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this report

     Non-Cash Stock Compensation Expense. We recognized non-cash stock compensation expense of $1.1 million during the three months ended May 31, 2002 related to unvested stock options assumed in the Talus acquisition and $5.9 million during the three months ended May 31, 2001 primarily related to stock options that were repriced in January 1999 and unvested stock options assumed in the Talus acquisition. These amounts are included as a component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation.”

     Repriced Options:

     In January 1999, the Company repriced certain employee stock options, other than those held by executive officers or directors. Approximately 3.0 million options were repriced and the four-year vesting period started over. Under FIN 44, repriced options are subject to variable plan accounting, which requires compensation cost or benefit to be recorded each period based on changes in our stock price until the repriced options are exercised, forfeited or expire. This resulted in a charge of $0 and $4.6 million during the three months ended May 31, 2002 and 2001, respectively. The initial fair value used to measure the ongoing stock compensation charge or benefit was $22.19 based on the closing price of our common stock on June 30, 2000. Since our stock price at the beginning and end of the three months ended May 31, 2002 was below $22.19, no charge or benefit was recorded during the quarter. As of May 31, 2002, approximately 1.0 million repriced options were still outstanding with a remaining vesting period of approximately nine months. In future periods, we will record additional charges or benefits related to the repriced stock options still outstanding based on the change in our common stock price compared to the last reporting period. If our stock price at the beginning and end of any reporting period is below $22.19, no charge or benefit will be recorded.

     Unvested Stock Options — Talus Acquisition:

     As part of the Talus acquisition, we assumed all outstanding stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $1.1 million in the three months ended May 31, 2002 and $1.3 million during the three months ended May 31, 2001.

Other (Expense) Income, Net:

     Other (expense) income, net, includes interest income from cash equivalents and marketable securities, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense was $2.2 million during the three months ended May 31, 2002 compared to other income of $682,000 in the prior year period. This change relates primarily to lower interest income as a result of lower average invested cash and marketable securities and lower average interest rates in the three months ended May 31, 2002. Interest expense was approximately the same during the comparable periods.

Provision for (Benefit from) Income Taxes:

     We recorded income tax expense of $79,000 during the three months ended May 31, 2002. We did not record a deferred income tax benefit during the three months ended May 31, 2002 and do not expect to record a deferred income tax benefit in future quarters when we incur a loss.

     As of May 31, 2002, we had net deferred tax assets of $20.4 million. Realization of our net deferred tax assets is dependent upon the Company having sufficient taxable income in future periods to utilize our net operating loss carryforwards before they expire from 2002 to 2022. Continuing losses for tax purposes combined with a reduction in our anticipated taxable income in future periods could cause a portion of our net operating loss carryforwards to expire with a corresponding loss of the related deferred tax asset. Management believes that an appropriate valuation allowance was recorded at May 31, 2002 based upon the Company’s estimates. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

Net Loss:

     We reported a net loss of $27.1 million and $23.4 million for the three months ending May 31, 2002 and 2001, respectively. The increased net loss in the three months ended May 31, 2002 compared to the same period a year ago was primarily due to an increased operating loss (excluding non-cash charges) somewhat offset by the favorable effect of the non-amortization provisions of SFAS 142 beginning March 1, 2002 and decreased charges for non-cash stock compensation. Excluding the impact of amortization of acquired technology and intangibles, purchased research and development and non-cash stock compensation expense, and the related tax effect, we would have reported a net loss of $18.4 million for the three months ended May 31, 2002 and net income of $2.2 million for the three months ended May 31, 2001. The change is primarily due to the effects of economic uncertainty and a related decline in spending for enterprise application software, as discussed above.

Loss Per Common Share

     Loss per common share is computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings (loss) per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per common share include, when dilutive, (i) the effect of stock options and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period, and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. Future weighted-average shares outstanding calculations will be affected by these, among other, factors:

•	the ongoing issuance of common stock associated with stock option and warrant exercises;

•	the issuance of common shares associated with our employee stock purchase plan;

•	any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculations;

•	the issuance of common stock to effect business combinations should we enter into such transactions;

•	assumed or actual conversions of our convertible debt into common stock; and

•	the potential issuance of common stock related to the WDS and DFE acquisitions (see “Liquidity and Capital Resources”).

Liquidity and Capital Resources:

     Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our cash, cash equivalents and marketable securities in aggregate decreased $20.1 million during the three months ended May 31, 2002 to $213.0 million. Working capital decreased $25.3 million to $211.7 million at May 31, 2002. The decrease in cash, cash equivalents, marketable securities and working capital resulted primarily from a semi-annual interest payment on our convertible debt, cash payments for the WDS and DFE acquisitions, capital expenditures associated with the move to our new corporate headquarters, as well as a loss from operations.

     Cash used in operations was $10.7 million and $7.1 million for the three months ended May 31, 2002 and 2001, respectively. The change in operating cash flows of $3.6 million in the three months ended May 31, 2002 resulted primarily from the increase in the Company’s operating loss before non-cash items in the three months ended May 31, 2002 offset somewhat by lower use of cash for working capital needs. Days sales outstanding (“DSO”) in accounts receivable, which is calculated based on our first quarter revenue and excludes the impact of acquisitions, decreased to 83 days as of May 31, 2002 versus 86 days as of May 31, 2001.

     Cash (used in) provided by investing activities was $(12.9) million and $16.7 million during the three months ended May 31, 2002 and 2001, respectively. Investing activities consist primarily of the sales and purchases of marketable securities, purchases of property and equipment, purchases and capitalization of software and acquisitions and investments in businesses. Total purchases of property, equipment and software, including capitalized software, were $9.8 million during the three months ended May 31, 2002, an increase of $4.6 million over the comparable period in 2001. This increase was primarily due to the build out of our new corporate headquarters space during the three months ended May 31, 2002. Acquisitions and investments in businesses, net of cash acquired, of $3.1 million during the three months ended May 31, 2002 relates primarily to the WDS and DFE acquisitions. Acquisitions and investments in businesses, net of cash acquired, of $31.1 million during the three months ended May 31, 2001 relates primarily to the CSD acquisition and the investment in Converge, Inc. Sales of marketable securities, net of purchases, was $53.0 million during the three months ended May 31, 2001.

     Cash provided by financing activities was $2.4 million and $4.2 million during the three months ended May 31, 2002 and 2001, respectively. Cash provided by financing activities consisted primarily of proceeds from the exercise of stock options and employee stock plan purchases. We had no balance outstanding under our line of credit at May 31, 2002.

     As of May 31, 2002, we had $250.0 million in 5% convertible subordinated notes outstanding (the “Notes”). The Notes bear interest at 5.0% per annum, which is payable semi-annually. The Notes mature in November 2007 and are convertible by the holder into approximately 5.7 million shares of our common stock at a conversion price of $44.06 per share, subject to adjustment under certain conditions. On or after November 7, 2003, we may redeem the Notes in whole, or from time to time, in part, at our option. Redemption can be made on at least 30 days’ notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price

November 7, 2003 through October 31, 2004	103%
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

     We have a one-year committed unsecured revolving credit facility with a commercial bank for $20.0 million, as amended. Under its terms, we may request cash advances, letters of credit, or both. We may make borrowings under the facility for working capital purposes, acquisitions or otherwise. The facility requires us to comply with various operating performance and liquidity covenants, restricts us from declaring or paying cash dividends and limits the size of acquisition-related borrowings. As of May 31, 2002, we had $14.2 million in letters of credit outstanding under this line primarily to secure our lease obligations for office space. We were in compliance with all financial covenants as of May 31, 2002.

     The following summarizes our lease obligations and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

			Fiscal Year Ended February 28 or 29,

	2003	2004	2005	2006	2007	Thereafter	Total

Capital leases	$3,108	$2,966	$1,434	$1,430	$358	$—	$9,296
Operating leases	21,018	20,161	16,978	15,737	15,055	46,881	135,830

Total lease obligations	$24,126	$23,127	$18,412	$17,167	$15,413	$46,881	$145,126

     On January 16, 2001, we acquired STG Holdings, Inc. (“STG”). We may be required to make additional contingent payments to the former stockholders of STG of up to $27.9 million during fiscal 2003 if certain revenue-based performance criteria are met during the 21-month period ending October 31, 2002. Additional contingent payments, if any, would be payable in cash, or in limited circumstances, in common stock at our sole election. Management believes that additional contingent payments to STG are not likely. See “Forward Looking Statements” and “Factors That May Affect Future Results.”

     On April 26, 2002, we acquired the assets and business of WDS for a total of $26.2 million. Approximately $2.6 million of the purchase price was paid in cash at closing. The remaining purchase price of $23.6 million is payable in shares of our common stock, cash, or a combination thereof at our election and is included in acquisition consideration payable in the condensed consolidated balance sheet as of May 31, 2002. We have agreed to issue additional shares of our common stock to WDS (or to make a cash payment in lieu thereof) under certain circumstances relating to the trading price of the common stock subsequent to the effectiveness date of the registration statement which we have filed for the resale of the shares issuable in connection with the payment of the purchase price. Additional information relating to the acquisition appears in Note 7 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report and Item 2 (a) of Part II of this report.

     On May 23, 2002, we acquired the assets and business of DFE for a total of $4.5 million. Approximately $0.3 million of the purchase price was paid in cash at closing. The remaining purchase price of $4.2 million is payable in shares of our common stock, cash, or a combination thereof at our election and is included in acquisition consideration payable in the condensed consolidated balance sheet as of May 31, 2002. Additional information relating to the acquisition appears in Note 7 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report and Item 2 (a) of Part II of this report.

     In the future, we may pursue acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

     We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for the foreseeable future. We believe that the combination of cash and cash equivalents, marketable securities and anticipated cash flows from operations will be sufficient to satisfy our potential cash payment for the STG contingent consideration, the remaining consideration payable for the WDS and DFE acquisitions and expected capital expenditures, capital lease obligations and working capital needs for the next twelve months. However, weakening economic conditions or continued weak demand for enterprise application software in future periods could have a material adverse impact on our future operating results and liquidity. See “Forward Looking Statements” and “Factors That May Affect Future Results.”

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

RISKS RELATED TO OUR BUSINESS

CONTINUED ADVERSE CHANGES IN ECONOMIC, POLITICAL AND MARKET CONDITIONS IN THE UNITED STATES AND WORLD-WIDE COULD CAUSE FURTHER DECREASES IN DEMAND FOR OUR SOFTWARE AND RELATED SERVICES, WHICH COULD NEGATIVELY AFFECT OUR REVENUE AND OPERATING RESULTS.

     Our revenue and profitability depend on the overall demand for our software and related services. A regional and/or global adverse change in the economy and financial markets could result in the delay or reconsideration of customer purchases. Weak economic conditions have negatively impacted our financial results performance during the quarters ended August 31, 2001, November 30, 2001 and May 31, 2002. If demand for our software and related services decrease, our revenues may decrease and our operating results would be adversely affected, which may cause our stock price to fall.

THE TERRORIST ATTACKS THAT TOOK PLACE IN THE UNITED STATES ON SEPTEMBER 11, 2001 AND THE POST-ATTACK DOMESTIC AND GLOBAL ENVIRONMENT HAVE CREATED OR EXACERBATED ECONOMIC AND POLITICAL UNCERTAINTIES, SOME OF WHICH MAY HARM OUR BUSINESS AND PROSPECTS AND OUR ABILITY IN GENERAL TO CONDUCT BUSINESS IN THE ORDINARY COURSE.

     The terrorist attacks that took place in the United States on September 11, 2001, and thereafter in the United States and elsewhere in the world have adversely affected many businesses, including ours, in multiple ways. Further attacks and the anticipation of additional attacks could worsen the business climate. The national and global responses to these terrorist attacks, some of which are still being formulated, may materially adversely affect us in ways we cannot predict at present. Some of the possible material adverse impacts to our business include, but are not limited to:

•	the reduced ability to do business in the ordinary course, resulting from a variety of factors, including changes or disruptions in movement and sourcing of materials, goods and components or the possible interruption in the flow of information or monies;

•	a lengthening of our sales cycles and implementations, which might result from a number of factors, including among others changes in security measures for passenger air travel and reductions in available commercial flights which may make it more difficult for our sales force to schedule face-to-face meetings with prospects and to negotiate and consummate transactions;

•	increased credit and business risk for customers in industries that were severely impacted by the attacks, including passenger airlines and other travel and hospitality industries; and

•	possible reductions, delays or postponements, in capital expenditures as a result of changes in priorities and approval processes

AS A RESULT OF OUR SIGNIFICANT LOSSES IN RECENT FISCAL PERIODS AND SIGNIFICANT CHANGES IN OUR PRODUCTS AND SERVICES, YOU MAY HAVE DIFFICULTY EVALUATING OUR FUTURE PROSPECTS.

     We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses in fiscal 1999 and fiscal 2000 and a decline in revenue in fiscal 2000. Late in our second quarter of fiscal 2002 and into our third quarter of fiscal 2002, we again experienced declines in revenue, due to weakening economic conditions and the affects resulting from the terrorist attacks of September 11, 2001. In our first quarter of fiscal 2003 we again experienced a decline in revenues due to further weakening of economic conditions which severely impacted the timing of capital spending decisions by clients and prospects for computer software, particularly enterprise application software. Since April 1999, we enhanced our supply chain optimization products and services, expanded the scope of our product and service offerings to include supplier relationship management, service & parts management and pricing and revenue optimization and improved our direct sales organization. Our ability to improve our financial performance or maintain financial stability will be subject to a number of risks and uncertainties, including the following:

•	weakening economic conditions which adversely impacted our operating performance during the quarters ended August 31, 2001, November 30, 2001 and May 31, 2002 that may continue into the future;

•	slower growth in the markets for SRM, SCM, PRO and S&PM solutions than expected;

•	our ability to introduce new software products and services to respond to technological and client needs;

•	our ability to manage through difficult economic and political environments;

•	our ability to hire, integrate, train and deploy our direct sales force effectively;

•	our ability to expand our distribution capability through indirect sales channels;

•	our ability to successfully implement our cost reduction initiatives, including our ability to contain or reduce operating costs without adversely impacting revenue growth;

•	our ability to respond to competitive developments and pricing; and

•	our dependence on our current executive officers and key employees.

     If we fail to successfully address these risks and uncertainties, our business could be harmed and we could continue to incur significant losses.

WE HAVE EXPERIENCED SIGNIFICANT LOSSES IN RECENT YEARS. OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF NON-CASH CHARGES WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     We have recently incurred significant losses, including net losses of $27.1 in the three months ended May 31, 2002, $115.2 million during fiscal 2002, $28.1 million in fiscal 2001 and $8.9 million in fiscal 2000. We will incur non-cash charges in the future related to the amortization of intangible assets, including acquired technology and non-cash stock compensation expenses associated with our acquisition of Talus. We will also incur non-cash charges related to the amortization of certain intangible assets, including acquired technology, relating to the acquisition of WDS, DFE, STG Holdings, Inc., PartMiner Inc.’s CSD business and SpaceWorks Inc. In addition, we have incurred and may in the future incur non-cash stock compensation charges related to our stock option repricing. During fiscal 2002, we announced that we were required to write off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. We may also incur non-cash charges in future periods related to impairments of long-lived assets. We cannot assure you that our revenue will grow or that we will achieve profitability in the future. Our ability to increase revenue and achieve profitability will be affected by the other risks and uncertainties described in this section. Our failure to achieve profitability could cause our stock price to decline.

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

     Our revenue and operating results are difficult to predict and have become more difficult to predict since global economic uncertainties and political instability increased in fiscal 2002. We believe that period-to-period comparisons of our operating results will not necessarily be indicative of future performance. The factors that may cause fluctuations of our quarterly operating results include the following:

•	the size, timing and contractual terms of licenses and sales of our products and services;

•	customer financial constraints and credit-worthiness;

•	the potentially long and unpredictable sales cycle for our products;

•	technical difficulties in our software that could delay the introduction of new products or increase their costs;

•	introductions of new products or new versions of existing products by us or our competitors;

•	delay or deferral of customer purchases and implementations of our solutions due to weakening economic conditions which adversely impacted our operating performance during the quarters ended August 31, 2001, November 30, 2001 and May 31, 2002;

•	increased economic uncertainty and political instability world-wide following the terrorist attacks which began in the United States on September 11, 2001;

•	changes in prices or the pricing models for our products and services or those of our competitors;

•	changes in the mix of our software, services and support revenue;

•	changes in the mix of software products we sell and related impact on third-party royalty payments;

•	changes in the mix of sales channels through which our products and services are sold; and

•	changes in rules relating to revenue recognition or in interpretations of those rules.

     Due to fluctuations from quarter to quarter, our operating results may not meet the expectations of securities analysts or investors, as was the case for the quarters ended August 31, 2001 and May 31, 2002. If this occurs, the price of our common stock could suffer further significant declines.

IF OUR STOCK PRICE REMAINS NEAR OR LOWER THAN RECENT LEVELS FOR A SUSTAINED PERIOD OF TIME, WE MAY BE REQUIRED TO RECORD SIGNIFICANT NON-CASH CHARGES ASSOCIATED WITH GOODWILL IMPAIRMENTS.

     On March 1, 2002, we adopted SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only method. Effective March 1, 2002, the Company stopped amortizing goodwill, but will continue amortizing other intangible assets with finite lives. As required by the provisions of SFAS 142, we performed the initial goodwill impairment test required during our first quarter of fiscal 2003. We consider ourselves to have a single reporting unit. Accordingly, all of our goodwill is associated with our entire Company. As of March 1, 2002, based on the Company’s market capitalization, there was no impairment of goodwill recorded upon implementation of SFAS 142. The Company will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit. If our stock price remains near or lower than recent levels such that our market capitalization is less than stockholders’ equity for a sustained period of time, we may be required to record an impairment loss related to goodwill below its carrying amount.

VARIATIONS IN THE TIME IT TAKES US TO LICENSE OUR SOFTWARE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

     The time it takes to license our software to prospective clients varies substantially, but typically has ranged historically between four and twelve months. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the license of our products could cause significant variations in our revenue from quarter to quarter. These delays have occurred on a number of occasions in the past, including, most recently, in our quarters ended August 31, 2001, November 30, 2001 and May 31, 2002. Furthermore, these fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term and we devote significant time and resources to prospective clients. The length of our sales cycle depends on a number of factors, including the following:

•	the complexities of the SRM, SCM, PRO and S&PM problems our solutions address;

•	the breadth of the solution required by the client, including the technical, organizational and geographic scope of the license;

•	the evaluation and approval processes employed by the clients and prospects;

•	the sales channel through which the solution is sold;

•	the economic conditions in the United States and abroad;

•	increased economic uncertainty and political instability world-wide following the terrorist attacks which began in the United States on September 11, 2001; and

•	any other delays arising from factors beyond our control.

THE SIZE AND SCOPE OF OUR LARGEST CONTRACTS WITH CLIENTS HAVE INCREASED, WHICH MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

     Our clients and prospective clients are seeking to solve increasingly complex SRM, SCM, PRO and S&PM problems. Further, we are focused on providing more comprehensive solutions for our clients, as opposed to only licensing software. As the complexities of the problems our clients seek to solve increases, the size and scope of our contracts with clients increase, as evidenced by the increase in the number of software transactions of $5.0 million or greater in fiscal 2002 and 2001. We recorded six software transactions of $5.0 million or greater in fiscal 2002 as compared to three and zero software transactions of $5.0 million or greater in fiscal 2001 and 2000, respectively. We did not report any software transactions of $5.0 million or greater in the three months ended May 31, 2002. As a result, our operating results could fluctuate due to the following factors:

•	the complexities of the contracting processes of our clients and prospects;

•	contractual terms may vary widely, which may result in differing methods of accounting for revenue from each contract;

•	the sales cycles related to larger contracts may be longer and subject to greater delays; and

•	losses of, or delays in, concluding larger contracts could have a proportionately greater effect on our revenue for a particular period.

     Any of these factors could cause our revenue to decline or fluctuate significantly in any quarter and could cause a decline in our stock price.

A REDUCTION IN OUR REVENUE DERIVED FROM SOFTWARE LICENSES MAY RESULT IN REDUCED SERVICES AND MAINTENANCE REVENUES IN FUTURE PERIODS.

     Our ability to maintain or increase services and maintenance revenue primarily depends on our ability to increase the amount of software we license to customers. Decreases or slowdowns in licensing activity may impact our implementation service and maintenance service revenues in future periods.

A PORTION OF OUR REVENUE IS DERIVED FROM SOLUTION SUPPORT CONTRACTS. A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS COULD MATERIALLY HARM OUR BUSINESS.

     Our support revenue includes post-contract support and the rights to unspecified software upgrades and enhancements. Support revenue as a percentage of total revenue was 27.1% in the three months ended May 31, 2002 and 23.8%, 20.6% and 29.8% in fiscal 2002, 2001 and 2000, respectively. Support contracts are generally renewable annually at the option of our customers. In the past, we have experienced high rates of renewed annual support contracts from our customers. If our customers fail to renew their maintenance agreements at historical rates, our support revenues could materially decline and could cause a decline in our stock price.

WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING ACQUISITIONS IN THE PAST AND MAY EXPERIENCE PROBLEMS WITH FUTURE ACQUISITIONS THAT COULD MATERIALLY HARM OUR BUSINESS.

     Acquisitions involve the integration of companies that have previously operated independently. During the three months ended May 31, 2002, we acquired WDS and DFE. In connection with these and any future acquisitions, there can be no assurance that we will:

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

     We directly compete with other enterprise application software vendors including: Adexa, Inc., Aspen Technology, Inc., The Descartes Systems Group, Inc., Global Logistics Technologies, Inc., i2 Technologies, Inc., JDA Software, Inc. Khimetrics, Logility, Inc., Logisitics.com, Mercia, Metreo, PROS Revenue Management, Retek, Inc., Sabre, Inc., SAP AG, SynQuest and YieldStar Technology. In addition, some ERP companies such as Invensys plc (which acquired Baan Company N.V.), J.D. Edwards & Company, Oracle Corporation, PeopleSoft, Inc. and SAP AG have acquired or developed and are developing SCM, SRM, PRO and S&PM solutions. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than us, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and adversely affect our revenue growth and operating performance.

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

     We depend on companies such as Acta Technology, Inc., Peregrine Connectivity, Inc., Vignette Corporation, and webMethods, Inc. to integrate our software with software and platforms developed by third parties. If these companies are unable to develop or maintain software that effectively integrates our software and is free from errors, our ability to license our products and provide solutions could be impaired. The loss of any company that we use to integrate our software products could adversely affect our business, results of operations and financial condition.

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

WE HAVE ONLY RECENTLY ENTERED INTO OR ACQUIRED CONTRACTS WITH GOVERNMENTAL AGENCIES. THESE CONTRACTS OFTEN INVOLVE LONG PURCHASE CYCLES AND COMPETITIVE PROCUREMENT PROCESSES. IF WE FAIL TO MANAGE THESE CYCLES TO TIMELY CONCLUSIONS, THEY COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL PERFORMANCE.

     We have recently begun providing our solutions to government agencies and expect that a significant portion of our future revenue may be derived from government agency clients. Our WDS acquisition in April 2002 has increased the amount of revenue and customer relationships derived from government agencies. Obtaining government contracts may involve long purchase cycles, competitive bidding, qualification requirements, congressional appropriations, delays in funding, budgetary constraints and extensive specification development and price negotiations. In order to facilitate the sales of our commercial software and services to the federal government we hold a Government Services Administration Federal Supply Services Schedule for Information Technology (IT) and Management Organizational and Business Improvement Services (MOBIS). Each government agency maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Government agencies also often retain a significant portion of fees payable upon completion of a project and collection of such fees may be delayed for several months. Accordingly, our revenue could decline as a result of these government procurement processes.

     In addition, government agencies also may require us to reimburse the Government for the difference in prices they paid for our products if we subsequently sell the same products at discounts to other customers. In addition, it is possible that, in the future, some of our government contracts may be fixed price contracts which may prevent us from recovering costs incurred in excess of our budgeted costs. Fixed price contracts may require us to estimate the total project cost based on preliminary projections of the project’s requirements. The financial viability of any given project depends in large part on our ability to estimate such costs accurately and to complete the project on a timely basis. In the event our actual costs exceed the fixed contract cost, we will not be able to recover the excess costs. If we fail to properly anticipate costs on fixed price contracts, our profit margins will decrease. Some government contracts are also subject to termination or re-negotiation at the convenience of the government, which could result in a large decline in revenue in any given quarter. Multi-year contracts are contingent on overall budget approval by Congress and may be terminated due to lack of funds.

IF WE FAIL TO FIELD AN EFFECTIVE SALES ORGANIZATION, OUR ABILITY TO GROW WILL BE LIMITED, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

     We have reduced our sales force in fiscal 2002 and fiscal 2003 as a result of global economic uncertainties and political instability. In order to grow our revenue, our existing sales force will have to be more productive and we will have to expand our sales force in future periods. Our past efforts to expand our sales organization have required significant resources. New sales personnel require training and may take a long time to achieve full productivity. There is no assurance that we can attract and retain qualified sales people at levels sufficient to support our growth. Any failure to adequately sell our products could limit our growth and adversely affect our financial performance.

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

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

     We currently conduct operations in a number of countries around the world. These operations require significant management attention and financial resources and subject us to risks inherent in doing business internationally, such as:

•	regulatory requirements;

•	difficulties in staffing and managing foreign operations;

•	longer collection cycles;

•	foreign currency risk;

•	legal uncertainties regarding liability, ownership and protection of intellectual property;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities;

•	potentially adverse tax consequences; and

•	increased economic uncertainty and political instability following the terrorist attacks in the United States on September 11, 2001.

     Any of the above factors could adversely affect the success of our international operations. One or more of these factors could have a material adverse effect on our business and operating results.

CHANGES IN THE VALUE OF THE U.S. DOLLAR, AS COMPARED TO THE CURRENCIES OF FOREIGN COUNTRIES WHERE WE TRANSACT BUSINESS, COULD HARM OUR OPERATING RESULTS.

     In the three months ended May 31, 2002, 22.1% of our total revenue was derived from outside the United States. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. As our international operations expand, we expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our business and operating results.

IF WE LOSE OUR KEY PERSONNEL, THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER.

     Our success depends significantly on the continued service of our executive officers. Two of our executive officers have recently left the Company. Gregory Cudahy resigned in May 2002 and, our President, Richard Bergmann has taken an indefinite personal leave of absence that began on June 27, 2002. Andrew Hogenson, who has been with the Company since 1997, most recently as our Senior Vice President of Product Development, has replaced Gregory Cudahy. Gregory Owens, Chairman and Chief Executive Officer, has assumed certain of Richard Bergmann’s duties. We do not have fixed-term employment agreements with any of our executive officers, and we do not maintain key person life insurance on our executive officers. The loss of services of any of our executive officers for any reason could have a material adverse effect on our business, operating results, financial condition and cash flows.

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

EXPENSES ARISING FROM OUR PRIOR STOCK OPTION REPRICING MAY HAVE A MATERIAL ADVERSE IMPACT ON FUTURE PERFORMANCE.

     In response to the poor performance of our stock price between May 1998 and January 1999, the prior executive management team offered to reprice employee stock options, other than those held by our executive officers or directors, effective January 29, 1999, to bolster employee retention. As a result of our offer, options to acquire approximately 3.0 million shares were repriced, of which options to purchase a total of approximately 1.0 million shares are currently outstanding as of May 31, 2002. In addition, the four-year vesting period of the repriced options started over. The recently adopted FASB Interpretation No. 44 of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” requires us to record compensation expense or benefit associated with the change in the market price of these options. The changes in our common stock market price since the FASB-mandated measurement date of July 1, 2000 resulted in a non-cash stock benefit of $8.0 million being recorded during fiscal 2002 and an expense of $11.1 million being recorded in fiscal 2001. In each future quarter, we will record the additional expense or benefit related to the repriced stock options still outstanding, to the extent that our stock price is greater than $22.19, based on the change in our common stock price as compared to the measurement date. As a result, the repricing may continue to have a material adverse impact on reported financial results and could therefore negatively affect our stock price.

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

NEW LAWS OR REGULATIONS AFFECTING THE INTERNET OR COMMERCE IN GENERAL COULD REDUCE OUR REVENUE AND ADVERSELY AFFECT OUR GROWTH.

     Congress and other domestic and foreign governmental authorities have adopted and are considering legislation affecting the use of the Internet, including laws relating to the use of the Internet for commerce and distribution. The adoption or interpretation of laws regulating the Internet, or of existing laws governing such things as taxation of commerce, consumer protection, libel, property rights and personal privacy, could hamper the growth of the Internet and its use as a communications and commercial medium. If this occurs, companies may decide not to use our products or services, and our business, operating results and financial condition could suffer.

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

     Although we have no present plans to do so, we may incur substantial additional debt in the future. While the terms of our credit facility imposes certain limits on our ability to incur additional debt, we are permitted to incur additional debt subject to compliance with the terms and conditions set forth in the loan agreement. Moreover, the terms of the Notes set forth no limits on our ability to incur additional debt. If a significant amount of new debt is added to our current levels, the related risks described above could intensify.

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

RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

     The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly operating results;

•	weakening economic conditions;

•	increased economic and political uncertainty following the terrorist attacks in the United States on September 11, 2001;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the market for EPO, SRM, SCM, PRO and S&PM solutions;

•	changes in the performance and/or market valuations of our current and potential competitors and the software industry in general;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;

•	adverse or unfavorable publicity regarding us or our products;

•	adverse or unfavorable publicity regarding our competitors, including their products and implementation efforts;

•	additions or departures of key personnel;

•	our sales or anticipated sales of additional equity securities;

•	the potential issuance of common stock related to the WDS and DFE acquisitions; and

•	other events or factors that may be beyond our control.

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

RECENT ACQUISITIONS MAY RESULT IN SUBSTANTIAL ISSUANCES OF SHARES OF OUR COMMON STOCK AND POSSIBLE SALES OF THOSE SHARES INTO THE MARKET. IF ALL OR A PORTION OF THESE SHARES ARE SOLD SHORTLY AFTER THE REGISTRATION STATEMENTS BECOME EFFECTIVE, OUR STOCK PRICE MAY EXPERIENCE FURTHER SUBSTANTIAL DECLINES.

     In connection with our recent acquisitions of WDS and DFE, we may be issuing shares of our common stock in the aggregate value of $27.8 million. The number of shares to be issued will be determined by the market price of our common stock shortly prior to the time that registration statements for the resale of those shares are declared effective by the Securities and Exchange Commission. Because of recent sharp declines in our stock price, we may issue, in the aggregate, a substantial number of shares in connection with these acquisitions, which, based upon recent stock prices, could constitute between 7% to 10% of our outstanding shares on a pre-issuance basis. The Company has the option of paying all or a portion of the remaining acquisition obligations in cash. All of these shares will be registered for resale under the Securities Act. If all or a portion of these shares are sold shortly after the registration statements become effective, our stock price may experience further substantial declines. WDS may sell up to 300,000 shares per any trading day after any shares are issued to them (exclusive of block transactions or privately negotiated transactions). We have also agreed to issue additional shares of our common stock to WDS (or to make a cash payment in lieu thereof) under certain circumstances relating to the trading price of the common stock subsequent to the effectiveness date of the registration statement which we have filed for the resale of the shares issuable in connection with the payment of the purchase price.

SCHEDULED SALES OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK BY OUR EXECUTIVE OFFICERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Certain of our executive officers have entered into pre-established trading plans pursuant to which they sold a total of approximately 515,000 shares of our common stock in January 2001, approximately 253,000 shares in April 2001, approximately 318,000 shares in the three months ended August 31, 2001. Commencing in September 2001, some of these executive officers terminated their trading plans. Approximately 24,000 shares were sold under the remaining plans in the three months ended February 28, 2002 and approximately 22,000 shares were sold in the three months ended May 31, 2002. Our executive officers who presently maintain trading plans are scheduled to sell shares in future quarters, subject to the terms of their trading plans, which terms include price floors below which no shares or a reduced amount of shares will be sold. The quarterly sales will continue until the trading plans are modified or terminated. Certain of our other executive officers and directors may establish similar plans to sell shares on a quarterly basis. The sale of these shares may cause the market price of our stock to decline.

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.

     Our charter and our bylaws, in conjunction with Delaware law, contain provisions that could make it more difficult for a third party to obtain control of us even if doing so would be beneficial to stockholders. For example, our bylaws provide for a classified board of directors and allow our board of directors to expand its size and fill any vacancies without stockholder approval. Furthermore, our board has the authority to issue preferred stock and to designate the voting rights, dividend rate and privileges of the preferred stock all of which may be greater than the rights of common stockholders

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders’ equity. Revenue outside of the United States was 22.1% and 25.4% in the three months ended May 31, 2002 and 2001, respectively, derived from operations in Australia, Belgium, Brazil, Canada, China, France, Germany, Italy, Japan, Mexico, Netherlands, Singapore, Spain, Sweden, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our consolidated financial statements. None of the components of our financial statements were materially affected by exchange rate fluctuations during the three months ended May 31, 2002 and 2001. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

     Interest Rate Risk. Our marketable securities and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of

Directors. These instruments are denominated in U.S. dollars. The fair market value of marketable securities held was $4.3 million at both May 31, 2002 and February 28, 2002.

     We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Such operating cash balances held at banks outside of the United States are denominated in the local currency.

     The United States Federal Reserve Board influences the general market rates of interest. At May 31, 2002, the federal funds rate was 1.75%. During calendar 2001, the Federal Reserve Board decreased the federal funds rate several times, by 475 basis points, to 1.75%. These actions have led to a general market decline in interest rates.

     The weighted average yield on interest-bearing investments held as of May 31, 2002 and 2001 was approximately 2.0% and 4.3%, respectively. Based on our investment holdings at May 31, 2002, a 100 basis point decline in the average yield would reduce our annual interest income by $2.1 million.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of these disputes or litigation will have a material effect on the Company’s financial condition or results of operations. The Company has established accruals related to such matters that are probable and reasonably estimable. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company’s business, operating results, financial condition and cash flows.

Item 2. CHANGES IN SECURITIES

(a) Recent sales of unregistered securities

Western Data Systems Acquisition.

     The Acquisition. On April 26, 2002, the Company acquired substantially all of the assets of WDS pursuant to an Asset Purchase Agreement dated as of April 19, 2002, (the “WDS Purchase Agreement”), which was privately negotiated among the parties thereto. Approximately $2.6 million of the purchase price was paid in cash at closing. Under the WDS Purchase Agreement, the remaining purchase price of $23.6 million (the “Remaining WDS Purchase Price”) is payable in shares of the Company’s common stock, cash or a combination thereof, at the Company’s election.

     Issuance of Shares. If the Company pays any of the Remaining WDS Purchase Price in shares, the shares will be issued on the effective date of the registration statement filed by the Company to register the resale of the shares by WDS (the “WDS Resale Registration Statement”). If the Company pays the full Remaining WDS Purchase Price in shares of the Company’s common stock, the number of shares of the Company’s common stock issued to WDS on the effective date of the WDS Resale Registration Statement (the “WDS Shares”) will be determined by dividing $23.6 million (the “Negotiated Value”) by the average of the closing sales prices of the Company’s common stock as reported by the Nasdaq National Market System for the two consecutive trading days ending on the second trading day prior to the effective date of the WDS Resale Registration Statement. If the Company elects to pay all or any portion of the Remaining WDS Purchase Price in cash, the number of WDS shares issued, if any, will be reduced accordingly.

     Possible Issuance of Additional Shares. Pursuant to the WDS Purchase Agreement, the Company agreed to issue additional shares to WDS after the effective date of the WDS Resale Registration Statement (the “Additional Shares”) if the average of the closing sales prices of the Company’s common stock as reported by the Nasdaq National Market System for the ten trading day period beginning on the first trading day after the effective date of the WDS Resale Registration Statement (the “Average Value”) multiplied by the number of WDS Shares (the product of the Average Value times the number of WDS Shares hereafter referred to as the “Aggregate Ten Day Value”) is equal to or less than $22.42 million. If the Company is required to issue Additional Shares, the number of Additional Shares will be based upon the difference between (i) the Negotiated Value and (ii) the Aggregate Ten Day Value, divided by the Average Value, up to a maximum number of shares equal to $8.26 million divided by the Average Value. The Company may elect to make a cash payment in lieu of all or any portion of the Additional Shares. If the Aggregate Ten Day Value exceeds $24.78 million, WDS will be required to return to the Company the number of shares determined by dividing the difference between (i) the Aggregate Ten Day Value and (ii) the Negotiated Value by the Average Value. If the Company issues Additional Shares, the Additional Shares will be registered for resale on a subsequent registration statement. If the registration statement for the issuance of the shares representing the Negotiated Value is not declared effective by the SEC by November 25, 2002, the Company will be required to pay the Negotiated Value in cash.

     Exemption from Registration. The offer of the WDS Shares and the Additional Shares and the right to receive these shares were not and the issuance of these shares by the Company will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(2) of the Securities Act. The WDS Purchase Agreement and a related Registration Rights Agreement impose certain restrictions on the resale or other transfer of the WDS Shares necessary for the availability of the Section 4(2) exemption. No underwriters were involved in connection with the sale of the WDS Shares under the WDS Purchase Agreement. The Company has filed the WDS Resale Registration Statement. If the Company issues Additional Shares of its common stock, the Company is also obligated to register such shares for resale under the Securities Act.

Digital Freight Exchange Acquisition.

     On May 23, 2002, the Company acquired substantially all of the assets of DFE pursuant to an Asset Purchase Agreement dated as of May 7, 2002 (the “Digital Purchase Agreement”), which was privately negotiated among the parties thereto. Approximately $0.3 million of the purchase price was paid in cash at closing. Under the Digital Purchase Agreement, the remaining purchase price of $4.2 million (the “Remaining Digital Purchase Price”) is payable in shares of the Company’s common stock, cash, or a combination thereof, at the Company’s election. If the Company pays any of the Remaining Digital Purchase Price in shares of its common stock, the shares will be issued on the effective date of the registration statement to be filed by the Company to register the resale of the shares issued to DFE (the “Digital Resale Registration Statement”). If the full Remaining Digital Purchase Price is paid in shares of the Company’s common stock, the number of shares issued to DFE on the effective date of the Digital Resale Registration Statement (the “Digital Shares”) will be determined by dividing $4.2 million by the average of the closing sales prices of the Company’s common stock as reported by the Nasdaq National Market System for the ten consecutive trading days ending on the third business day prior to the effective date of the Digital Resale Registration Statement. If the Company elects to pay all or any portion of the Remaining Digital Purchase Price in cash, the number of Digital Shares issued, if any, will be reduced accordingly. If the Digital Resale Registration Statement is not declared effective by the SEC by September 20, 2002, the Company will be required to pay the Remaining Digital Purchase Price in cash.

     The offer of the Digital Shares and the right to receive those shares were not and the issuance of the Digital Shares by the Company will not be registered under the Securities Act in reliance on Section 4(2) of the Securities Act. The Digital Purchase Agreement and a related Registration Rights Agreement impose certain restrictions on the resale or other transfer of the Digital Shares necessary for the availability of the Section 4(2) exemption. No underwriters were involved in connection with the sale of the Digital Shares under the Digital Purchase Agreement. The Company currently intends to file the Digital Resale Registration Statement to register the Digital Shares for resale by Digital and permitted transferees.

     One Release Acquisition.

     The Company acquired substantially all of the assets of One Release, LLC and its affiliates, pursuant to an Asset Purchase Agreement dated as of May 17, 2001, which was privately negotiated among the parties thereto. Under terms of the purchase agreement, the Company agreed to issue up to $1.0 million in contingent consideration if One Release met certain performance criteria. On May 17, 2002, the Company issued 66,979 shares of common stock valued at $1.0 million as additional consideration as One Release met the performance criteria during the 12-month period ended May 17, 2002.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits
10	Amendment to the Amended and Restated Financing Agreement and Form of Revolving Promissory Note dated July 12, 2002 by the Company in favor of Bank of America, N.A.
(b)	Reports on Form 8-K
There were no current reports on Form 8-K filed during the quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2002.

MANUGISTICS GROUP, INC.
(Registrant)

Date:	July 15, 2002
/s/Raghavan Rajaji
Raghavan Rajaji
Executive Vice President and
Chief Financial Officer
(Principal financial officer)
/s/ Jeffrey T. Hudkins
Jeffrey T. Hudkins
Vice President, Controller and
Chief Accounting Officer
(Principal accounting officer)