Form 10-Q/A
period 2002-05-31
MANUGISTICS GROUP INC
filed 2002-07-19
CIK 908440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

     The purpose of this amendment is to provide additional disclosure for Part I, Item 1, Financial Information and is not intended to update other information presented in this report as originally filed, except where specifically noted. The amendment reflects the transitional disclosure requirements related to Statement of Financial Accounting Standards (“SFAS 142”) “Goodwill and Other Intangible Assets.” On March 1, 2002, the Company adopted SFAS 142. SFAS 142 eliminates the amortization of goodwill and assembled workforce. The standard does not call for the restatement of prior period earnings, but does require transitional disclosure for earnings per share and adjusted net income under the revised rules. The transitional disclosure can be found in Note 5 in the Notes to Condensed Consolidated Financial Statements.

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

     On March 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 142 requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. In addition, SFAS 142 requires assembled workforce and other identifiable intangible assets to be reclassified as goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. In accordance with the standard, the Company stopped amortizing goodwill, including goodwill recorded in past business combinations, and assembled workforce, on March 1, 2002. SFAS 142 does not require for the restatement of prior period earnings, but does require transitional disclosure for earnings per share and adjusted net income under the revised rules.

     A reconciliation of net loss and loss per share in the Consolidated Statements of Operations and Comprehensive Loss to the pro forma amounts adjusted for the exclusion of goodwill and assembled workforce amortization is presented below. For purposes of calculation of the tax effect, the Company assumed a 39.68% statutory tax rate applied to the deductible goodwill and assembled workforce. The pro forma results reflecting the exclusion of goodwill and assembled workforce amortization have been prepared only to demonstrate the impact of goodwill and assembled workforce amortization on net loss and loss per share and are for comparative purposes only.

     The following pro forma information presents net loss and loss per common share adjusted to exclude the goodwill and assembled workforce amortization expense of $19.2 million recognized during the three months ended May 31, 2001, and $83.2 million, $14.6 million and $2.3 million, recognized during fiscal 2002, 2001 and 2000, respectively (amounts in thousands, except per share data):

	For the three months ended May 31,		For the fiscal years ended February 28 or 29,

	2002	2001	2002	2001	2000

Net loss:
As reported	$(27,081)	$(23,426)	$(115,158)	$(28,078)	$(8,945)
Add: goodwill and assembled workforce amortization, net of taxes	—	18,323	77,394	13,317	1,381

Net loss, pro forma	$(27,081)	$(5,103)	$(37,764)	$(14,761)	$(7,564)

Basic and diluted loss per share:
As reported	$(0.39)	$(0.35)	$(1.69)	$(0.48)	$(0.16)
Add: goodwill and assembled workforce amortization, net of taxes	—	$0.27	$1.13	$0.23	$0.02

Basic and diluted loss per share, pro forma	$(0.39)	$(0.08)	$(0.56)	$(0.25)	$(0.14)

Shares used in basic and diluted loss per share calculation	69,356	67,041	67,986	58,955	54,972

6.	Comprehensive Loss

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 19, 2002.

MANUGISTICS GROUP, INC.
(Registrant)

Date:	July 19, 2002
/s/Raghavan Rajaji
Raghavan Rajaji
Executive Vice President and
Chief Financial Officer
(Principal financial officer)
/s/ Jeffrey T. Hudkins
Jeffrey T. Hudkins
Vice President, Controller and
Chief Accounting Officer
(Principal accounting officer)