Form 10-Q
period 2002-08-31
MANUGISTICS GROUP INC
filed 2002-10-15
CIK 908440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                 9715 Key West Avenue, Rockville, Maryland 20850
               (Address of principal executive office) (Zip code)
                                 (301) 255-5000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69.9 million shares of common stock, $.002 par value, as of October 8, 2002.

                MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                                                    PAGE
                                                                                                    ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited) -
           August 31, 2002 and February 28, 2002                                                     3

           Condensed Consolidated Statements of Operations (Unaudited) -
           Three and six months ended August 31, 2002 and 2001                                       4

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Six months ended August 31, 2002 and 2001                                                 5

           Notes to Condensed Consolidated Financial Statements (Unaudited) -
           August 31, 2002                                                                           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations     13

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                 39

Item 4.    Controls and Procedures                                                                   40

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                         41

Item 4.    Submission of Matters to a Vote of Security Holders                                       41

Item 6.    Exhibits and Reports on Form 8-K                                                          41

           SIGNATURES                                                                                42

           CERTIFICATIONS -SECTION 302                                                               43

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       August 31, 2002    February 28, 2002
                                                                                       ---------------    -----------------
                                                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                            $ 189,544           $ 228,801
     Marketable securities                                                                    8,475               4,259
                                                                                          ---------           ---------
           Total cash, cash equivalents and marketable securities                           198,019             233,060
     Accounts receivable, net of allowance for doubtful accounts of $8,445 and
       $8,308 at August 31, 2002 and February 28, 2002, respectively                         66,226              76,443
     Deferred tax assets                                                                         --               9,061
     Other current assets                                                                     7,862              11,471
                                                                                          ---------           ---------
           Total current assets                                                             272,107             330,035

NON-CURRENT ASSETS:
     Property and equipment, net of accumulated depreciation                                 33,689              22,872
     Software development costs, net of accumulated amortization                             14,276              14,506
     Goodwill, net of accumulated amortization                                              283,625             269,998
     Other intangible assets and non-current assets, net of accumulated                      81,707              73,940
           amortization
     Deferred tax assets                                                                         --              11,289
                                                                                          ---------           ---------

TOTAL ASSETS                                                                              $ 685,404           $ 722,640
                                                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                     $  11,311           $   9,009
     Accrued compensation                                                                     7,415              12,720
     Deferred revenue                                                                        40,355              43,578
     Acquisition consideration payable                                                       27,800                  --
     Accrued liabilities and other                                                           27,965              27,777
                                                                                          ---------           ---------
           Total current liabilities                                                        114,846              93,084
                                                                                          ---------           ---------

NON-CURRENT LIABILITIES:
     Convertible debt                                                                       250,000             250,000
     Long-term debt and capital leases                                                        5,014               1,023
     Other non-current liabilities                                                            8,371               5,726
                                                                                          ---------           ---------
           Total non-current liabilities                                                    263,385             256,749
                                                                                          ---------           ---------

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY:
     Preferred stock                                                                             --                  --
     Common stock, $.002 par value per share; 300,000 shares authorized; 69,875 and 69,042 issued and outstanding at August 31, 2002 and February 28,
           2002, respectively                                                                   140                 138
     Additional paid-in capital                                                             633,480             629,861
     Deferred compensation                                                                   (5,036)             (9,049)
     Accumulated other comprehensive loss                                                    (1,174)             (2,704)
     Accumulated deficit                                                                   (320,237)           (245,439)
                                                                                          ---------           ---------

           Total stockholders' equity                                                       307,173             372,807
                                                                                          ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 685,404           $ 722,640
                                                                                          =========           =========

See accompanying notes to the condensed consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                          AUGUST 31,              AUGUST 31,
                                                                                       2002        2001        2002        2001
                                                                                     --------   ---------   ---------   ---------
REVENUE:
   Software                                                                          $ 18,112   $  24,809   $  42,628   $  69,865
   Services                                                                            27,617      27,521      54,482      55,054
   Support                                                                             21,246      18,634      41,455      35,855
   Reimbursed expenses                                                                  2,954       2,810       5,964       5,442
                                                                                     --------   ---------   ---------   ---------
       Total revenue                                                                   69,929      73,774     144,529     166,216
                                                                                     --------   ---------   ---------   ---------

OPERATING EXPENSES:
Cost of revenue:
   Cost of software                                                                     4,892       4,963      11,130      10,098
   Amortization of acquired technology                                                  3,577       2,319       6,488       3,899
                                                                                     --------   ---------   ---------   ---------
   Total cost of software                                                               8,469       7,282      17,618      13,997
                                                                                     --------   ---------   ---------   ---------

   Cost of services and support                                                        25,281      24,274      51,102      47,614
   Cost of reimbursed expenses                                                          2,954       2,810       5,964       5,442
   Non-cash stock compensation expense (benefit) for cost of services and support         427      (2,654)        905        (925)
                                                                                     --------   ---------   ---------   ---------
   Total cost of services and support                                                  28,662      24,430      57,971      52,131
                                                                                     --------   ---------   ---------   ---------

Sales and marketing                                                                    24,277      30,114      55,255      64,113
Non-cash stock compensation expense (benefit) for sales and marketing                     123      (5,215)        510      (2,703)
                                                                                     --------   ---------   ---------   ---------
Total cost of sales and marketing                                                      24,400      24,899      55,765      61,410
                                                                                     --------   ---------   ---------   ---------

Product development                                                                    16,681      20,326      34,213      36,761
Non-cash stock compensation expense (benefit) for product development                      99      (2,694)        185      (1,508)
                                                                                     --------   ---------   ---------   ---------
Total cost of product development                                                      16,780      17,632      34,398      35,253
                                                                                     --------   ---------   ---------   ---------

General and administrative                                                              7,092       6,997      14,282      14,795
Non-cash stock compensation expense (benefit) for general and administrative              196        (807)        322        (327)
                                                                                     --------   ---------   ---------   ---------
Total cost of general and administrative                                                7,288       6,190      14,604      14,468
                                                                                     --------   ---------   ---------   ---------

Amortization of intangibles                                                             1,004      21,002       1,856      40,930
Restructuring and impairment charges                                                    8,837       2,419       8,837       2,419
Purchased research and development                                                         --          --       3,800          --
                                                                                     --------   ---------   ---------   ---------
Total operating expenses                                                               95,440     103,854     194,849     220,608
                                                                                     --------   ---------   ---------   ---------

LOSS FROM OPERATIONS                                                                  (25,511)    (30,080)    (50,320)    (54,392)
OTHER EXPENSE, NET                                                                     (1,526)       (865)     (3,719)       (183)
                                                                                     --------   ---------   ---------   ---------
LOSS BEFORE INCOME TAXES                                                              (27,037)    (30,945)    (54,039)    (54,575)
PROVISION FOR (BENEFIT FROM) INCOME TAXES                                              20,680      (9,281)     20,759      (9,485)
                                                                                     --------   ---------   ---------   ---------
NET LOSS                                                                             $(47,717)  $ (21,664)  $ (74,798)  $ (45,090)
                                                                                     ========   =========   =========   =========


BASIC AND DILUTED LOSS PER SHARE                                                     $  (0.68)  $   (0.32)  $   (1.08)  $   (0.67)

SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION                            69,812      67,884      69,518      67,548

See accompanying notes to the condensed consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      Six Months Ended August 31,
                                                                                        2002              2001
                                                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                              $ (74,798)       $ (45,090)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       21,053           55,035
     Amortization of debt issuance costs                                                    573              569
     Purchased research and development                                                   3,800               --
     Deferred income taxes                                                               20,350          (11,448)
     Non-cash stock compensation expense (benefit)                                        1,922           (5,463)
     Asset impairment charges                                                             1,449               --
     Other                                                                                  109              501
     Changes in assets and liabilities:
           Accounts receivable                                                           13,187           13,555
           Other assets                                                                   3,375            3,656
           Accounts payable                                                               1,455           (2,781)
           Accrued compensation                                                          (6,764)         (10,211)
           Other liabilities                                                              1,569           (6,170)
           Deferred revenue                                                              (6,651)           4,668
                                                                                      ---------        ---------
                Net cash used in operating activities                                   (19,371)          (3,179)
                                                                                      ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisitions, net of cash acquired                                                  (3,828)         (29,573)
     Investments in unconsolidated subsidiaries                                              --          (10,150)
     (Purchases) sales of marketable securities, net                                     (4,216)          85,254
     Purchases of property and equipment                                                (11,099)          (6,555)
     Capitalization and purchases of software                                            (6,618)          (7,673)
                                                                                      ---------        ---------
                Net cash (used in) provided by investing activities                     (25,761)          31,303
                                                                                      ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on line of credit                                                         1,165               --
     Payments of long-term debt, capital lease obligations and convertible debt
           issuance costs                                                                (1,385)            (273)
     Proceeds from exercise of stock options and employee stock plan purchases            4,615            8,243
                                                                                      ---------        ---------
                Net cash provided by financing activities                                 4,395            7,970
                                                                                      ---------        ---------

EFFECTS OF EXCHANGE RATES ON CASH  BALANCES                                               1,480             (634)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (39,257)          35,460
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          228,801          196,362
                                                                                      ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 189,544        $ 231,822
                                                                                      =========        =========

See accompanying notes to the condensed consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 AUGUST 31, 2002

1.    The Company and Basis of Presentation

      THE COMPANY

                  Manugistics Group, Inc. (the "Company") is a leading global provider of Enterprise Profit Optimization(TM) (EPO) solutions. The Company provides solutions for supply chain management (SCM), supplier relationship management (SRM), pricing and revenue optimization (PRO) and service and parts management (S&PM). Our solutions help companies lower operating costs, improve customer service, increase revenues, enhance profitability and accelerate revenue and earnings growth.

      BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim reporting and in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the periods presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 2003.

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

2.    New Accounting Pronouncements

                  On March 1, 2002, the Company adopted the provisions of
            Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets," with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. Therefore, the Company stopped amortizing goodwill, including goodwill recorded in past business combinations, on March 1, 2002. In addition, SFAS 142 requires assembled workforce and certain other identifiable intangible assets to be reclassified as goodwill. On an annual basis, and when there is reason to suspect that values may have been impaired, goodwill must be tested for impairment and write-downs may be necessary. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 142 also requires recognized intangible assets with finite lives to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment of Long-Lived Assets."

                  SFAS 142 required the Company to perform an assessment of
            whether there was an indication that goodwill was impaired at the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. The first test for potential impairment requires the Company to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the

            Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value (which includes factors such as, but not limited to, the Company's market capitalization, control premium and recent stock price volatility) of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption.

                  The Company performed the initial goodwill impairment test required by SFAS 142 during the first quarter of fiscal 2003. The Company considers itself to have a single reporting unit. Accordingly, all of our goodwill is associated with the entire Company. As of March 1, 2002, based on the Company's implied fair value, there was no impairment of goodwill. The Company will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of the Company's reporting unit to below its carrying amount.

                  During the quarter ended August 31, 2002, the Company
            experienced adverse changes in its stock price resulting from a decline in our financial performance and adverse business conditions that have affected the technology industry, especially application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002 and determined that, based upon the implied fair value of the Company as of August 31, 2002, there was no impairment of goodwill. The Company will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of the Company's reporting unit to below its carrying amount. Based on continued adverse changes in our stock price since August 31, 2002 and adverse business conditions that continue to affect the application software industry, the Company will also perform a test for goodwill impairment at November 30, 2002. There can be no assurance that at the time additional reviews are completed material impairment charges will not be recorded.

                  Effective March 1, 2002, as required by SFAS 142, we have
            ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001. Goodwill and intangible assets acquired in business combinations initiated before July 1, 2001 were amortized until February 28, 2002. SFAS 142 does not require the restatement of prior period earnings, but does require transitional disclosure for earnings per share and adjusted net income under the revised rules (see Note 5).

                  On March 1, 2002, the Company adopted the provisions of SFAS
            144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's Opinion No. 30 ("APB 30"), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB 30's reporting requirement to report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. Adoption of this standard did not have any material impact on the Company's financial statements.

                  On March 1, 2002, the Company adopted the provisions of Staff
            Announcement Topic No. D-103 "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," which was subsequently incorporated in Emerging Issues Task Force No. 01-14 ("EITF 01-14"). EITF 01-14 establishes that reimbursements received for "out-of-pocket" expenses such as airfare, hotel stays and similar costs should be characterized as revenue in the income statement. Adoption of the guidance had the resulting effect of increased revenue and increased operating expenses. Prior to our adoption of this standard, the Company recorded "out-of-pocket" expense reimbursements as a reduction of cost of services. Accordingly, the Company reclassified these amounts to revenue in our comparative financial statements beginning in our first quarter of fiscal 2003. Application of EITF 01-14 did not result in any net impact to operating income or net income in any past periods and will not result in any net impact in future periods.

                  In June 2002, the FASB issued Statement of Financial
            Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

            Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 and also establishes that fair value is the objective for initial measurement of the liability. We will adopt the provisions of SFAS 146 for exit or disposal activities, if any, that are initiated after December 31, 2002 in accordance with the transition rules. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146 and liabilities that a company previously recorded under EITF 94-3 are not effected. We are currently evaluating this new standard but expect that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken after December 31, 2002.

3.    Net Loss Per Share

                  Basic net loss per share is computed using the weighted
            average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method, the effect of the assumed conversion of the Company's convertible subordinated debt and the effect of the potential issuance of common stock in connection with acquisitions. The dilutive effect of options and warrants of 0.5 million shares and 5.7 million shares for the three month periods ended August 31, 2002 and 2001, respectively, and 3.6 million shares and 6.1 million shares for the six month periods ended August 31, 2002 and 2001, respectively, were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company's reported net loss. The assumed conversion of the Company's convertible debt was excluded from the computation of diluted net loss per share for the three and six months ended August 31, 2002 and 2001 since it was anti-dilutive. The Company's convertible debt may be exchanged for up to approximately 5.7 million shares of the Company's common stock in future periods. During the six months ended August 31, 2002, the Company acquired the assets and business of Western Data Systems of Nevada, Inc. ("WDS") and Digital Freight Exchange, Inc. ("DFE") (see Note 7). The dilutive effect of the potential issuance of common stock related to the WDS and DFE acquisitions were excluded from the calculation of diluted net loss per share for the three and six months ended August 31, 2002 because including these potential shares would be anti-dilutive due to the Company's net loss.

4.    Commitments and Contingencies

                  The Company is involved in disputes and litigation in the
            normal course of business. The Company does not believe that the outcome of existing disputes or litigation will have a material effect on the Company's business, operating results, financial condition or cash flows. The Company has established accruals for losses related to such matters that are probable and reasonably estimable. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company's business, operating results, financial condition and cash flows.

5.    Intangible Assets and Goodwill

                  Intangible assets as of August 31, 2002 and February 28, 2002 were as follows (amounts in thousands):

                                               ACCUMULATED
                                GROSS ASSETS   AMORTIZATION    NET ASSETS
                                ------------   ------------    ----------
       AUGUST 31, 2002
         Acquired technology       $65,357       $(17,056)       $48,301
         Customer lists             28,979         (6,314)        22,665
                                   -------       --------        -------
       Total                       $94,336       $(23,370)       $70,966
                                   =======       ========        =======

       FEBRUARY 28, 2002
         Acquired technology       $46,639       $(10,553)       $36,086
         Customer lists             22,491         (4,368)        18,123
                                   -------       --------        -------
       Total                       $69,130       $(14,921)       $54,209
                                   =======       ========        =======

     The changes in the carrying amount of goodwill for the six months ended August 31, 2002 are as follows (amounts in thousands):

                                                                      NET ASSETS
                                                                      ----------
BALANCE AS OF FEBRUARY 28, 2002                                        $269,998
  Reclassification of assembled workforce as required by SFAS 142         7,101
  WDS and DFE acquisitions                                                5,547
  Other                                                                     979
                                                                       --------
BALANCE AS OF AUGUST 31, 2002                                          $283,625
                                                                       ========

                  Amortization expense related to goodwill and intangible assets was $4.6 million and $23.3 million for the three months ended August 31, 2002 and 2001, respectively, and $8.3 million and $44.8 million for the six months ended August 31, 2002 and 2001, respectively. Estimated aggregate future amortization expense for intangible assets remaining for the six-month period ended February 28, 2003 and future fiscal years are as follows (amounts in thousands):

                                       FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                       ------------------------------------
                        2003     2004      2005      2006      2007   THEREAFTER   TOTAL
                        ----     ----      ----      ----      ----   ----------   -----
Amortization expense   $9,186   $18,182   $17,205   $10,753   $9,889    $5,751    $70,966

                  Summarized below are the effects on net loss and net loss per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (amounts in thousands, except per share data):

                                              For the three months ended       For the six months ended
                                                      August 31,                      August 31,
                                              --------------------------       ------------------------
                                                 2002            2001            2002            2001
                                               --------        --------        --------        --------
Net loss:
  As reported                                  $(47,717)       $(21,664)       $(74,798)       $(45,090)
  Add: goodwill and assembled workforce
     amortization, net of taxes                      --          18,981              --          37,304
                                               --------        --------        --------        --------
Net loss, pro forma                            $(47,717)       $ (2,683)       $(74,798)       $ (7,786)
                                               ========        ========        ========        ========

Basic and diluted loss per share:
  As reported                                  $  (0.68)       $  (0.32)       $  (1.08)       $  (0.67)
  Add: goodwill and assembled workforce
     amortization, net of taxes                      --        $   0.28              --        $   0.55
                                               --------        --------        --------        --------
 Basic and diluted loss per share, pro forma   $  (0.68)       $  (0.04)       $  (1.08)       $  (0.12)
                                               ========        ========        ========        ========

Shares used in basic and diluted loss per
     share calculation                           69,812          67,884          69,518          67,548

      Please refer to Note 2 for further discussion of SFAS 142.


6.    Comprehensive Loss

                  Other comprehensive income (loss) relates primarily to foreign currency translation income (losses) and unrealized gains (losses) on investments in marketable securities. The following table sets forth the comprehensive loss for the three and six month periods ended August 31, 2002 and 2001, respectively (amounts in thousands):

                                        Three months ended August 31,     Six months ended August 31,
                                        -----------------------------     ---------------------------
                                           2002             2001             2002             2001
                                         --------         --------         --------         --------
Net loss                                 $(47,717)        $(21,664)        $(74,798)        $(45,090)
Other comprehensive income (loss)             205              197            1,530           (1,645)
                                         --------         --------         --------         --------
     Total comprehensive loss            $(47,512)        $(21,467)        $(73,268)        $(46,735)
                                         --------         --------         --------         --------

7.    Acquisitions

      Western Data Systems of Nevada, Inc.

                  On April 26, 2002, the Company acquired certain assets and assumed certain liabilities of WDS for $26.2 million. WDS is a leading provider of application software and services to commercial aerospace, defense and maritime industries and the military. Approximately $2.6 million of the purchase price was paid in cash at closing. The remaining purchase price of $23.6 million is payable in shares of the Company's common stock, cash, or a combination thereof at the Company's election. If the Company elects to pay some or all of the remaining purchase price in shares of its common stock, the number of shares to be issued will be determined by dividing the remaining $23.6 million (the "Negotiated Value") by the average closing price of the common stock for the two consecutive trading days ending on the second trading day prior to the shares becoming registered for resale. Based on the Company's stock price in recent weeks, it is likely that the Company will elect to pay the remaining consideration in cash. Pursuant to the terms of the acquisition, the Company has filed a registration statement with the Securities and Exchange Commission to register for resale by WDS the shares issuable to WDS in payment of the Negotiated Value. If the registration statement for the shares is not declared effective by November 25, 2002, the Company would be required to pay the Negotiated Value in cash.

                  If, at the close of the ten trading day period beginning after the registration for resale of the shares becomes effective, the aggregate value of the shares issued to WDS (the "Trading Value"), using the average closing price of the Company's common stock during such ten trading day period (the "Trading Price"), is less than 95% of the Negotiated Value, the Company will be required to pay the difference between the Negotiated Value and the Trading Value (not to exceed $8.26 million) to WDS in cash, shares of the Company's common stock or a combination thereof at the Company's election. If the Company elects to pay the difference in shares of its common stock, the number of shares to be issued will be determined by dividing the difference between the Negotiated Value and the Trading Value by the Trading Price. If, at the close of such ten trading day period, the Trading Value is more than 105% of the Negotiated Value, WDS will return shares to the Company in an amount determined in the same manner.

                  The results of operations for WDS have been included in the
            Company's operations since the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The allocation of the purchase price is subject to final determination based upon potential changes in the Company's stock price in the event some or all of the Negotiated Value is paid with common stock. Intangible assets related to the WDS acquisition include $16.2 million of acquired technology to be amortized over five years, $6.4 million of customer lists to be amortized over seven years and $3.3 million of goodwill.

                  There were several in-process research and development
            projects at the time of the WDS acquisition. The efforts required to complete acquired in-process research and development include planning, designing, testing and other activities necessary to establish that the product or enhancement to existing products can be produced to meet desired functionality and technical performance requirements. The value of the purchased in-process research and development was computed using discount rates ranging from 26% to 30% on the anticipated income stream of the related product revenue. The discounted cash flows were based on management's forecast of future revenue, costs of revenue and operating expenses related to the products and technologies purchased from WDS. The determined value was then adjusted to reflect only the value creation efforts of WDS prior to the close of the acquisition. At the time of the acquisition, the products and enhancements were at various stages of completion, ranging from approximately 2% to 96% complete. The resulting value of purchased in-process research and development was further reduced by the estimated value of core technology. A purchased research and development charge of $3.8 million was recorded in the six months ended August 31, 2002.

                  On May 23, 2002, the Company acquired substantially all of the assets of DFE for $4.5 million. DFE is a provider of collaborative logistics solutions that facilitate online, real-time bids for global transportation contracts. Approximately $0.3 million of the purchase price was paid in cash at closing. The remaining purchase price of $4.2 million was paid in cash in September 2002. Approximately $675,000 of the purchase price is being held in escrow for the satisfaction of indemnification claims under the terms of the acquisition agreements.

8.       Restructuring and Impairment Charges

                  Fiscal 2003 Restructuring Plan. During the three months ended August 31, 2002, the Company announced and implemented a restructuring plan designed to better align our cost structure with expected revenue. Actions taken included a reduction in the Company's workforce by approximately 9%, a reduction in the number of contractors and the consolidation of some smaller field offices. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 123 employees across most business functions and geographic regions. All terminated employees were notified by August 31, 2002. The Company recorded a charge for severance and related benefits of approximately $2.8 million during the three months ended August 31, 2002. The Company also recorded a facility charge of approximately $4.2 million during the three months ended August 31, 2002, related to the abandonment of leased office space and the consolidation of some smaller field offices. These costs include management's best estimates of expected sublease income.

                  In accordance with SFAS 144, the Company recorded an impairment charge relating to the restructuring of approximately $0.2 million during the three months ended August 31, 2002. The restructuring impairment charge consisted primarily of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the closure of certain facilities.

                  Fiscal 2003 Impairment Charge. In accordance with SFAS 144, the Company recorded an impairment charge of approximately $1.2 million during the three months ended August 31, 2002. The impairment relates to the discontinued use of a portion of the Company's sales force automation software, which is being replaced with another tool. The remaining net book value at August 31, 2002 of $0.7 million will be amortized over its remaining useful life of approximately one year.

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

                  During October 2001, the Company announced and implemented an additional restructuring plan designed to reduce expenses as a result of expected reduction in revenues caused primarily by client concerns about committing to large capital projects in the face of weakening global economic conditions. We believe that these concerns were heightened further by the terrorist attacks in the United States on September 11, 2001 making it difficult for us to accurately forecast our revenues while global economic conditions were uncertain. Actions taken included a reduction in the Company's workforce and a reduction in the amount of office space to be used in certain of the Company's leased facilities. Involuntary employee terminations totaled 123 across most business functions and geographic regions through November 30, 2001. All terminated employees were notified by November 30, 2001. The Company recorded a charge for severance and related benefits of approximately $1.9 million during fiscal 2002. The Company recorded a facility charge of approximately $2.3 million during fiscal 2002 resulting from approximately $0.7 million related to the abandonment of leased office space in two offices as well as approximately $1.6 million from the expected loss of sublease rental income on office space closed in fiscal 1999. These costs include management's best estimates of the remaining lease obligations and loss of sublease rental income.

                  The following table sets forth a summary of the restructuring and impairment charges, payments made against those charges and the remaining liabilities as of August 31, 2002 (in thousands):

                                                                                           Non-cash
                                                                                            asset
                                                                                           disposal
                                     Utilization                           Utilization     Balance
                                       of cash               Charges        of cash        losses
                                       in three   Balance    in three      in three       in three       Balance
                        Balance         months     as of     months         months         months         as of
                        as of Feb     ended May    May       ended Aug.    ended Aug.    ended Aug.       Aug.
                        28, 2002     31, 2002      31, 2002    31, 2002     31, 2002     31, 2002       31, 2002



Lease obligations and   $ 5,476       $  (290)   $ 5,186     $ 4,211      $  (413)       $  --        $ 8,984(3)
         terminations
Severance and related       244           (39)       205       2,763       (2,066)          --            902
  benefits
Impairments charges        --            --         --         1,449         --           (1,449)        --
Other                        15           (15)      --           414          (61)          (259)          94
                        ---------     -------    -------     -------      -------        -------      ---------
Total                   $ 5,735(1)    $  (344)   $ 5,391     $ 8,837      $(2,540)       $(1,708)     $ 9,980(2)
                        =======       =======    =======     =======      =======        =======      =======



         (1) $1.6 million and $4.1 million are included in other accrued current liabilities and other non-current liabilities, respectively, in the consolidated balance sheet as of February 28, 2002.

         (2) $2.5 million and $7.5 million are included in other accrued current liabilities and other non-current liabilities, respectively, in the consolidated balance sheet as of August 31, 2002.

         (3)      Certain lease obligations extend through fiscal year 2009.

9.       Income Taxes

                  Income tax expense of $20.7 million and $20.8 million was recorded for the three and six-month periods ended August 31, 2002, respectively. Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. Based on various factors including cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of our expected loss for fiscal 2003 and estimates of future profitability, management has concluded that future income will, more likely than not, be insufficient to recover its net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets (primarily net operating loss carryforwards), we recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the three and six months ended August 31, 2002, respectively. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

10.      Supplemental Cash Flow Information

                  The Company paid total interest of $6.3 million and $6.7 million during the six months ended August 31, 2002 and 2001, respectively.

                  Supplemental information of non-cash financing activities is as follows:

                  - We recorded approximately $4.7 million and $0.5 million in capital leases during the six months ended August 31, 2002 and 2001, respectively.

11.      Subsequent Events

                  On September 26, 2002, the Company announced plans to further reduce its workforce and contractors by approximately 10% to 12%. The reduction in workforce and contractors will be achieved through a combination of attrition and involuntary terminations. In addition, the Company announced other cost reduction measures including reductions in discretionary spending. These cost reduction measures have been devised to better align our cost structure with expected revenue. The Company expects to record a restructuring charge of approximately $2 to $4 million in the quarter ending November 30, 2002 for severance and related benefits associated with involuntary terminations and possibly lease termination costs and impairment losses on property and equipment. See "Forward Looking Statements" and "Factors That May Affect Future Results."

                  Richard Bergmann, our former President, who had been on a personal leave of absence since June 2002, resigned effective October 15, 2002. All sales and services functions now report directly to Gregory Owens, Chairman and Chief Executive Officer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS:

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THE DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS AND ARE MADE IN RELIANCE UPON SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AND OTHER FORWARD-LOOKING STATEMENTS MADE ELSEWHERE IN THIS REPORT AS A RESULT OF SPECIFIED FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS."

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

         Increasing global competition, shortening product life cycles and more demanding customers are forcing businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. We were an early innovator in solutions that allow collaboration among our clients and their customers and suppliers. We focus the development of our technology on addressing the changing needs of companies in the markets we serve, including the need to do business in extended trading networks. We offer solutions to companies in many industries including apparel; automotive; chemical & energy; communications & high technology; consumer packaged goods; food & agriculture; footwear & textiles; forest products; government, aerospace & defense; industrials; life sciences; retail; third-party logistics; transportation; travel, transport & hospitality; and utilities. Our customer base of approximately 1,200 clients includes large, multinational enterprises such as 3Com Corporation; AT&T; Amazon.com; BMW; Boeing Co.; BP; Brown & Williamson Tobacco Corp.; Caterpillar Mexico S.A. de C.V.; Circuit City; Cisco Systems Inc.; Coca-Cola Bottling Co. Consolidated; Compaq Computer Corporation; Continental Airlines; DaimlerChrysler; Delta Air Lines; Diageo; DuPont; Fairchild Semiconductor; Ford Motor Company; General Electric; Harley-Davidson, Inc.; Hormel Foods Corp.; Kraft Foods, Inc.; Levi Strauss & Co.; Nestle; Staples, Inc.; RadioShack Corporation; Texas Instruments Incorporated; and Unilever Home & Personal Care, USA; as well as mid-sized enterprises.

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

         As we entered into fiscal 2003, global economic conditions and information technology spending appeared to be stabilizing. However, capital spending by corporations, especially spending on enterprise application software, continues to be weak. In addition, we believe that market conditions overseas, especially in Europe, tend to lag the United States. As enterprise application software spending by United States and European corporations further slowed late in our quarter ended May 31, 2002 and into our quarter ended August 31, 2002, our financial performance was adversely affected.

         In response to the weakness in spending on enterprise application software, we have enacted a number of cost containment and cost reduction measures in our second and third quarters of fiscal 2003, in addition to those implemented during fiscal 2002, to reduce our cost structure. In our second quarter of fiscal 2003, we reduced our workforce by 9% across the organization, reduced the number of contractors, implemented a mandatory unpaid vacation for all U.S. employees during the first week in July and a voluntary week of unpaid leave during our second quarter of fiscal 2003 for our European employees and consolidated some of our smaller field offices. These cost containment and cost reduction measures resulted in restructuring and impairment charges of approximately $8.8 million in the quarter ending August 31, 2002 for severance and related benefits associated with involuntary terminations, lease termination costs, contract termination costs and impairment charges on our sales force automation software, property, equipment and leasehold improvements. Our implementation of cost containment and cost reduction initiatives during the quarter ended August 31, 2002 better aligned our operating cost structure with the anticipated reduction in revenue levels due to the downturn in the global economy. This is evidenced by the decrease in total expenditures, when adjusted for non-cash items and restructuring and impairment charges, as compared to total revenues. In the three months ended August 31, 2002, total operating expenses, excluding non-cash items (amortization of developed technology and intangibles, non-cash stock compensation expense, purchased research and development and impairment charges) and restructuring charges, decreased 10.6% sequentially, or $9.6 million, compared to a sequential decrease in total revenues of 6.3%, or $4.7 million.

         We have enacted additional cost reduction measures in our third quarter of fiscal 2003, including a 10% - 12% reduction in our workforce and contractors across the organization, implemented a mandatory unpaid vacation for all U.S. employees during the first week in September and a voluntary week of unpaid leave during our third quarter of fiscal 2003 for our European employees and further reduced discretionary spending. We expect that the cost reduction measures implemented in our third quarter of fiscal 2003 will reduce our cost structure by approximately $5 to $7 million per quarter and will result in a restructuring charge of approximately $2 to $4 million in the quarter ending November 30, 2002 for severance and related benefits associated with involuntary terminations and possible lease termination costs and impairment losses on property and equipment.

         In the aggregate, we expect that all cost containment and cost reduction measures implemented in fiscal 2003 will reduce our cost structure by approximately $60 to $68 million on an annualized basis.

Results of Operations:

         The following table includes the condensed consolidated statements of operations data for the three and six months ended August 31, 2002 and 2001 expressed as a percentage of revenue:

                                                        Three months ended August 31,           Six months ended August 31,
                                                         2002                  2001             2002                  2001
                                                        -----                 -----            -----                  -----
REVENUE:

     Software                                           25.9%                 33.6%            29.5%                  42.0%
     Services                                           39.5%                 37.3%            37.7%                  33.1%
     Support                                            30.4%                 25.3%            28.7%                  21.6%
     Reimbursed expenses                                 4.2%                  3.8%             4.1%                   3.3%
                                                        -----                 -----            -----                  -----
         Total revenue                                 100.0%                100.0%           100.0%                 100.0%
                                                        -----                 -----            -----                  -----

OPERATING EXPENSES:

     Cost of software                                    7.0%                  6.7%             7.7%                   6.1%
     Amortization of acquired technology                 5.1%                  3.1%             4.5%                   2.3%
     Cost of services and support                       36.2%                 32.9%            35.4%                  28.6%
     Cost of reimbursed expenses                         4.2%                  3.8%             4.1%                   3.3%
     Sales and marketing                                34.7%                 40.8%            38.2%                  38.6%
     Product development                                23.9%                 27.6%            23.7%                  22.1%
     General and administrative                         10.1%                  9.5%             9.9%                   8.9%
     Amortization of intangibles                         1.4%                 28.5%             1.3%                  24.6%
     Restructuring and impairment charges               12.6%                  3.3%             6.1%                   1.5%
     Purchased research and development                  --                    --               2.6%                     --
     Non-cash stock compensation expense (benefit)       1.2%                (15.4)%            1.3%                  (3.3)%
                                                        -----                 -----            -----                  -----
         Total operating expenses                      136.5%                140.8%           134.8%                 132.7%
                                                        -----                 -----            -----                  -----
Loss from operations                                   (36.5)%               (40.8%)          (34.8)%                (32.7%)
Other expense, net                                      (2.2)%                (1.2)%           (2.6)%                 (0.1)%
                                                        -----                 -----            -----                  -----
Loss before income taxes                               (38.7%)               (41.9%)          (37.4%)                (32.8%)
Provision for (benefit from) income taxes               29.6%                (12.6%)           14.4%                  (5.7%)
                                                        -----                 -----            -----                  -----
Net loss                                               (68.2)%               (29.4%)          (51.8)%                (27.1%)
                                                       =====                 =====            =====                  =====

         The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation expense (benefit) as follows (in thousands):

                               Three months ended August 31,       Six months ended August 31,
                               ---------------------------          ---------------------------
                                 2002                2001           2002                   2001
                               --------           --------          --------           --------

Cost of services and support   $    427           $ (2,654)         $    905           $   (925)
Sales and marketing                 123             (5,215)              510             (2,703)
Product development                  99             (2,694)              185             (1,508)
General and administrative          196               (807)              322               (327)
                               --------           --------          --------           --------
                               $    845           $(11,370)         $  1,922           $ (5,463)
                               ========           ========          ========           ========

See "Non-Cash Stock Compensation Expense (Benefit)" for further detail.


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

         The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these and other items that require management's estimates.

         We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software, valuation of long-lived assets, including intangible assets and impairment review of goodwill and deferred income taxes. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the audited financial statements and notes included in the Annual Report on Form 10-K of the Company for the fiscal year ended February 28, 2002.

Revenue Recognition

         Our revenue consists of software revenue, services revenue, support revenue and reimbursed expenses. Software revenue is generally recognized upon execution of a software license agreement and shipment of the software, provided the fees are fixed and determinable and collection is considered probable in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions ("SOP 97-2")," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition." If the Company determines that the arrangement fee is not fixed or determinable at the outset of the customer arrangement, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable. If the Company determines that collectibility is not probable at the outset of the customer arrangement, the Company defers the revenue and recognizes the revenue when payment is received. If a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right.

         Fees are allocated to the various elements of software license agreements based on "vendor specific objective evidence" ("VSOE") for all elements of a software arrangement. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and, for support services, is additionally measured by the renewal rate. If the Company does not have VSOE for one of the delivered elements of an arrangement, but does have VSOE for all undelivered elements, the Company uses the residual method to record revenue. Under the residual method, the Company defers revenue for the fair value of its undelivered elements and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 have been met.

         Typically, payments for software licenses are due within twelve months from the agreement date. Where software license agreements call for payment terms of twelve months or more from the agreement date, software revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. When we provide services that are considered essential to the functionality of software products sold or if software sold requires significant production, modification or customization, we account for the software and services revenue in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts," which requires us to use the percentage-of-completion method of revenue recognition. In these cases, software revenue is recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

         Implementation services are separately priced, generally available from a number of suppliers and typically not essential to the functionality of our software products. Implementation services, which include project management, systems planning, design and implementation, customer configurations and training are typically billed on an hourly basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly basis are recognized as the work is performed. On fixed price contracts, services revenue is recognized using the percentage-of-completion method of accounting by relating labor hours incurred to date to total estimated labor hours at completion.

         Support revenue includes post-contract support and the rights to unspecific software upgrades and enhancements. Support revenue from customer support services are generally billed annually with the revenue being deferred and recognized ratably over the maintenance period.

Allowance for Doubtful Accounts

         For each of the three years in the period ended February 28, 2002, and for the six months ended August 31, 2002, our provision for doubtful accounts has ranged between approximately 1% and 3% of total revenues. We initially record the provision for doubtful accounts based on our historical experience of write-offs and adjust our allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, our historical write-offs, the credit worthiness of the customer, the economic conditions of the customer's industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company's future provision for doubtful accounts. The provision for doubtful accounts is included in sales and marketing expense (for software license receivables) and cost of services and support, in the condensed consolidated statement of operations.

Capitalized Software

         We capitalize the development cost of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to clients. Software development costs are amortized at the greater of the amount computed using either: (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release; or (b) the ratio that current gross revenue bears to total current and anticipated future gross revenue. Generally, an economic life of two years is used to amortize capitalized software development costs.

Valuation of Long-Lived Assets, Including Intangible Assets and Impairment Review of Goodwill

         We assess the impairment of long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Other intangible assets, including acquired technology, are amortized over periods ranging from two to seven years.

         On March 1, 2002, we adopted SFAS 142 and as a result, we no longer amortize goodwill. We performed the initial impairment review of our goodwill required by SFAS 142 during the first quarter of fiscal 2003 and no impairment loss was recognized. During the quarter ended August 31, 2002, we experienced adverse changes in our stock price resulting from a decline in our financial performance and adverse business conditions that have affected the technology industry, especially application software companies. Based on these factors, we performed a test for goodwill impairment on August 31, 2002 and determined that based on the implied fair value (which includes factors such as, but not limited to, the Company's market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002, there was no impairment of goodwill. We will continue to perform additional impairment reviews annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on continued adverse changes in our stock price since August 31, 2002 and adverse business conditions that continue to affect the application software industry, the Company will also perform a test for goodwill impairment at November 30, 2002. There can be no assurance that at the time additional reviews are completed material impairment charges will not be recorded. Please refer to Note 2 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for further discussion of SFAS 142 and see "Factors That May Affect Future Results - Risks Related to Our Business."

Deferred Income Taxes

         We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." We assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded. During the three and six months ended August 31, 2002, we did not record a deferred income tax benefit to offset our loss before income taxes. Based on various factors, including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of our expected loss for fiscal 2003 and estimates of future profitability, management has concluded that future income will, more likely than not, be insufficient to recover its net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets (primarily net operating loss carryforwards), we recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the three and six months ended August 31, 2002. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

REVENUE:

         Software Revenue. Software revenue decreased 27.0%, or $6.7 million, and 39.0%, or $27.2 million for the three and six months ended August 31, 2002, respectively, as compared to the same periods in 2001. The decrease in software revenue was primarily due to the continued weakness of the global economy and related decline in spending for enterprise application software, which resulted in a decrease in the average selling price ("ASP") for our software for the three and six months ended August 31, 2002 and a decrease in software transactions for the six months ended August 31, 2002.

         The following table summarizes our software transactions for the three and six months ended August 31, 2002 and August 31, 2001:

                                            Three Months Ended     Six Months Ended
                                               August 31,              August 31,
                                            2002       2001        2002        2001
                                          ------      ------      ------      ------
Significant Software Transactions (1)

Number of transactions                        27          22          48          57
Average selling price (in thousands)      $  614      $1,074      $  827      $1,190


(1) Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

         The following table summarizes the number of software transactions of $1.0 million or greater:

                                                           Three Months Ended         Six Months Ended
                                                                August 31,              August 31,
                                                            2002        2001         2002         2001
                                                            ----        ----         ----         ----
Software transactions $1.0 million - $2.49 million            4           2          10           9

Software transactions $2.5 million - $4.9 million             0           0           2           3

Software transactions $5.0 million or greater                 0           2           0           4
                                                            ----        ----         ----         ----
Total software transactions $1.0 million or greater           4           4          12          16


         We believe the reduction in software transactions of $1.0 million or greater in the six months ended August 31, 2002 is primarily the result of companies becoming more cautious and deliberate regarding commitments to large capital expenditures due to the uncertain global economic conditions, as evidenced by:

         - the decrease in the number of software transactions of $2.5 million or greater in the six months ended August 31, 2002 as compared to the same period in 2001; and

         - customers licensing fewer software modules in the six months ended August 31, 2002 as compared to the same period in 2001.

         Services Revenue. Services revenue increased 0.3%, or $0.1 million, and decreased 1.0%, or $0.6 million during the three and six months ended August 31, 2002, respectively, compared to the same periods in 2001. The decrease in services revenue during the six months ended August 31, 2002 was the result of the decrease in the number of completed software license transactions in fiscal 2002 and fiscal 2003, and was somewhat offset by the services revenue from WDS. As a result of the decline in the number of completed software license transactions in fiscal 2002 and fiscal 2003, we believe that services revenue in fiscal 2003 will be lower than fiscal 2002. Services revenue tends to track software license revenue in prior periods. See "Forward Looking Statements" and "Factors That May Affect Future Results."

         Support Revenue. Support revenue increased 14.0%, or $2.6 million, and $15.6%, or $5.6 million during the three and six months ended August 31, 2002, respectively, compared to the same period in 2001. The increase in support revenue during the three and six months ended August 31, 2002 was due to the increase in the base of clients that have licensed our software products and entered into annual support arrangements coupled with renewals of annual support agreements by our existing client base and the WDS acquisition. In the past, we have experienced high rates of renewed annual support contracts. There can be no assurance that this renewal rate will continue. See "Forward Looking Statements" and "Factors That May Affect Future Results."

         International Revenue. We market and sell our software and services internationally, primarily in Europe, Asia, Canada and Latin America. Revenue outside of the United States was 23.9% and 28.2% of total revenue, or $16.7 million and $20.8 million, during the three months ended August 31, 2002 and 2001, respectively, and 23.0% and 26.6% of total revenue, or $33.3 million and $44.3 million, during the six months ended August 31, 2002 and 2001, respectively. The decrease in this revenue resulted from the progressive weakening of global economic conditions, especially in the European economies which resulted in delayed buying decisions by prospects and customers for our products. We believe increasing international revenue is important and may lower our overall exposure to unfavorable economic conditions in specific regions.

OPERATING EXPENSES:

         Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three and six months ended August 31, 2002 and 2001 (in thousands):

                                           Three Months Ended August 31,        Six Months Ended August 31,
                                          2002                     2001             2002              2001
                                        ----------              ----------       ----------          ---------

Amortization of capitalized software    $    2,814              $    2,951       $    6,412          $   5,954
  Percentage of software revenue              15.5%                   11.9%            15.0%               8.5%
Other costs of software                      2,078                   2,012            4,718              4,144
  Percentage of software revenue              11.5%                    8.1%            11.1%               5.9%
                                        ----------              ----------       ----------          ---------
Total cost of software                  $    4,892              $    4,963       $   11,130          $  10,098
  Percentage of software revenue              27.0%                   20.0%            26.1%              14.5%

         The decrease in cost of software during the three months ended August 31, 2002 compared to the same period in 2001 was primarily a result of decreased amortization of capitalized software. The increase in cost of software during the six months ended August 31, 2002 was primarily the result of increased other costs of software and increased amortization of capitalized software. The increase in other costs of software during the six months ended August 31, 2002 was the result of increases in royalties paid to third parties as a result of the mix of software sold and increases in fixed royalty expenses that are not dependent on individual software transactions. Amortization of capitalized software does not vary with software revenue.

         Amortization of Acquired Technology. In connection with our acquisition of WDS in April 2002 and certain previous acquisitions, we acquired developed technology that we offer as part of our integrated solutions. Acquired technology is amortized over periods ranging from four to six years.

         Cost of Services and Support. Cost of services and support primarily includes personnel and third party contractor costs. Cost of services and support as a percentage of related revenue was 51.7% and 52.6% in the three months ended August 31, 2002 and 2001, respectively, and 53.3% and 52.4% during the six months ended August 31, 2002 and 2001, respectively. Cost of services and support increased 4.1%, or $1.0 million, and 7.3%, or $3.5 million during the three and six months ended August 31, 2002, respectively, compared to the same periods in 2001. The increase in cost of services and support was primarily attributable to an increase in support royalties paid to third parties and the WDS acquisition in April 2002, somewhat offset by the implementation of our cost containment and cost reduction initiatives. The decrease in cost of services and support as a percentage of related revenue in the three months ended August 31, 2002 reflects an increase in the proportion of this revenue derived from support services, which historically have higher margins than implementation services.

         Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased 19.4%, or $5.8 million, and 13.8%, or $8.9 million, during the three and six months ended August 31, 2002, respectively, compared to the same periods in 2001. The decreases during the three and six months ended August 31, 2002 were primarily due to:

         - an overall decrease in the number of sales, marketing and business development employees primarily resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2002 and fiscal 2003;

         - a decrease in wages due to the mandatory unpaid leave program for all U.S. employees and a voluntary unpaid leave program for all international employees in our second quarter of fiscal 2003;

         -        a decrease in sales commissions due to lower software revenue;
                  and

         - a decrease in promotional spending, travel, advertising and public relations spending resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2002 and fiscal 2003.

         Product Development. Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third party contractors. The following table sets forth product development costs for the three and six months ended August 31, 2002 and 2001 (in thousands):

                                               Three Months Ended August 31,      Six Months Ended August 31,
                                                   2002              2001            2002               2001
                                               ----------        ----------       ---------         ----------
Gross product development costs                $   19,314        $   23,117       $  40,434         $   41,988
  Percentage of total  revenue                      27.6%             31.3%           28.0%              25.3%
Less:  Capitalized product development costs       2,633             2,791           6,221              5,227
  Percentage of total  revenue                       3.8%              3.8%            4.3%               3.1%
                                               ----------        ----------       ---------         ----------
Product development costs, as reported         $   16,681        $   20,326       $  34,213         $   36,761
  Percentage of total  revenue                      23.9%             27.6%           23.7%              22.1%

         Gross product development costs decreased 16.5%, or $3.8 million, and 3.7%, or $1.6 million, during the three and six months ended August 31, 2002, respectively, compared to the same periods in 2001. This was primarily due to:

         - an increase in the proportion of our development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India's lower wage scale.;

         - a decrease in wages due to the mandatory unpaid leave program for all U.S. employees in our second quarter of fiscal 2003; and

         - a decrease in the average number of contractors in the United States resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2002 and fiscal 2003, respectively.

         This decrease was somewhat offset by an increase in gross product development costs resulting from the WDS acquisition in April 2002.

         The decrease in capitalized product development costs in the three months ended August 31, 2002 was due primarily to the decreases listed above. The increase in capitalized product development costs in the six months ended August 31, 2002 was due to increased costs associated with our latest product release completed in May 2002, somewhat offset by the decreases listed above.

         General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses increased 1.4%, or $0.1 million, and decreased 3.5%, or $0.5 million, during the three and six months ended August 31, 2002, respectively, compared to the same periods in 2001. The changes in the three and six months ended August 31, 2002 was due to an increase in costs resulting from the WDS acquisition in April 2002, partially offset by a decrease in the number of general and administrative employees resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2002 and fiscal 2003.

         Amortization of Intangibles. Our acquisition of WDS in April 2002 and certain previous acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from two to seven years. Amortization of intangibles decreased by $20.0 million and $39.1 million during the three and six months ended August 31, 2002 compared to the same periods in 2001. This decrease resulted from our adoption of SFAS 142 on March 1, 2002, which requires that we no longer amortize goodwill and assembled workforce. Details of our amortization of intangibles are included in Note 5 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

         Restructuring and Impairment Charges. We adopted restructuring plans in both the second quarter of fiscal 2003 and the second quarter of fiscal 2002. In connection with our decision to implement these plans, we incurred a charge of $8.8 million in the three and six months ended August 31, 2002, respectively, and $2.4 million in the three and six months ended August 31, 2001, respectively. The charges in fiscal 2003 were primarily attributable to severance and related benefits, remaining lease obligations and impairment of long-lived assets incurred on or prior to August 31, 2002. The charges in fiscal 2002 were primarily attributable to severance and related benefits, employee relocation costs and remaining lease obligations incurred on or prior to August 31, 2001. Details of our restructuring and impairment charges are included in
Note 8 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

         Purchased Research and Development. Our acquisition of WDS included the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. Accordingly, in the six months ended August 31, 2002, $3.8 million of the purchase price for WDS was allocated to purchased research and development and expensed immediately in accordance with generally accepted accounting principles. Details of our acquisitions are included in Note 7 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

         Non-Cash Stock Compensation Expense (Benefit). We recognized non-cash stock compensation expense of $0.8 million and $1.9 million during the three and six months ended August 31, 2002 related to unvested stock options assumed in the Talus acquisition and $(11.4) million and $(5.5) million during the three and six months ended August 31, 2001 primarily related to stock options that were repriced in January 1999 and unvested stock options assumed in the Talus acquisition. These amounts are included as a component of stockholders' equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation."

         Repriced Options:

         In January 1999, the Company repriced certain employee stock options, other than those held by executive officers or directors. Approximately 3.0 million options were repriced and the four-year vesting period started over. Under FIN 44, repriced options are subject to variable plan accounting, which requires compensation cost or benefit to be recorded each period based on changes in our stock price until the repriced options are exercised, forfeited or expire. This resulted in a benefit of $0 and $12.6 million, and $0 and $8.0 million during the three and six months ended August 31, 2002 and 2001, respectively. The initial fair value used to measure the ongoing stock compensation charge or benefit was $22.19 based on the closing price of our common stock on June 30, 2000. Since our stock price at the beginning and end of the three months ended August 31, 2002 was below $22.19, no charge or benefit was recorded during the quarter. As of August 31, 2002, approximately 0.9 million repriced options were still outstanding with a remaining vesting period of approximately six months. In future periods, we will record additional charges or benefits related to the repriced stock options still outstanding based on the change in our common stock price compared to the last reporting period. If our stock price at the beginning and end of any reporting period is below $22.19, no charge or benefit will be recorded.

         Unvested Stock Options - Talus Acquisition:

         As part of the Talus acquisition, we assumed all outstanding stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $0.8 million and $1.9 million in the three and six months ended August 31, 2002, respectively, and $1.2 million and $2.5 million during the three and six months ended August 31, 2001, respectively.

Other Expense, Net:

         Other expense, net, includes interest income from cash equivalents and marketable securities, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense was $1.5 million during the three months ended August 31, 2002 compared to other expense of $865,000 in the prior year period, and was $3.7 million during the six months ended August 31, 2002 compared to other expense of $183,000 in the prior year period. This change relates primarily to lower interest income as a result of lower average invested cash and marketable securities and lower average interest rates in the three and six months ended August 31, 2002, somewhat offset by foreign currency translation gains in the three and six months ended August 31, 2002. Interest expense was approximately the same during the comparable periods.

Provision for (Benefit) from Income Taxes:

         We recorded income tax expense of $20.7 million and $20.8 million during the three and six months ended August 31, 2002. We did not record a deferred income tax benefit during the three and six months ended August 31, 2002 and do not expect to record a deferred income tax benefit in future quarters when we incur a loss.

         During the three months ended August 31, 2002, management concluded that based on various factors including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of our expected loss for fiscal 2003 and estimates of future profitability, future income will, more likely than not, be insufficient to cover its net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets (primarily net operating loss carryforwards), we recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the three and six months ended August 31, 2002. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

Net Loss:

         We reported a net loss of $47.7 million and $21.7 million, and $74.8 million and $45.1 million for the three and six months ending August 31, 2002 and 2001, respectively. The increased net loss in the three and six months ended August 31, 2002 compared to the same periods a year ago was primarily due to an increased operating loss (excluding non-cash charges and restructuring and impairment charges) and income tax charges in the fiscal 2003 periods compared to income tax benefits in the fiscal 2002 periods, somewhat offset by the favorable effect of the non-amortization provisions of SFAS 142 beginning March 1, 2002. Excluding the impact of amortization of acquired technology and intangibles, restructuring and impairment charges, purchased research and development charges associated with acquisitions, non-cash stock compensation expense (benefit), a charge to record valuation allowances against deferred tax assets and the related tax effect, we would have reported a net loss of $13.1 million and $10.7 million, and $31.5 million and $8.5 million for the three and six months ended August 31, 2002 and 2001, respectively. The change is primarily due to the effects of economic uncertainty and a related decline in spending for enterprise application software, as discussed above.

Loss Per Common Share

         Loss per common share is computed in accordance with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings (loss) per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per common share include, when dilutive, (i) the effect of stock options and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares, and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. Future weighted-average shares outstanding calculations will be affected by these, among other, factors:

         - the on-going issuance of common stock associated with stock option and warrant exercises;

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

         - assumed or actual conversions of our convertible debt into common stock; and

         - the potential issuance of common stock related to the WDS acquisition (see Note 7 in the Notes to our Condensed Consolidated Financial Statements and "Liquidity and Capital Resources").

Liquidity and Capital Resources:

         Historically, we have financed our operations and met our capital expenditure requirements primarily through cash flows provided from operations, long-term borrowings and sales of equity securities. Our cash, cash equivalents and marketable securities in the aggregate decreased $35.0 million during the six months ended August 31, 2002 to $198.0 million. Working capital decreased $79.7 million to $157.3 million at August 31, 2002. The decrease in cash, cash equivalents, marketable securities and working capital resulted primarily from a semi-annual interest payment on our convertible debt, cash payments paid at closing for the WDS and DFE acquisitions, capital expenditures associated with the move to our new corporate headquarters, as well as a loss from operations. Working capital was also negatively impacted by the WDS and DFE aggregate acquisition consideration payable of $27.8 million and the valuation allowance recorded for the full amount of our net deferred tax assets, including $9.1 million of current deferred tax assets.

         Cash used in operations was $19.4 million and $3.2 million for the six months ended August 31, 2002 and 2001, respectively. The $16.2 million change in operating cash flows in the six months ended August 31, 2002 resulted primarily from the increase in the Company's operating loss before non-cash items in the six months ended August 31, 2002. Days sales outstanding ("DSO") in accounts receivable, which is calculated based on our second quarter revenue, decreased to 85 days as of August 31, 2002 versus 88 days as of August 31, 2001.

         Cash (used in) provided by investing activities was $(25.8) million and $31.3 million during the six months ended August 31, 2002 and 2001, respectively. Investing activities consist primarily of the sales and purchases of marketable securities, purchases of property and equipment, purchases and capitalization of software and acquisitions and investments in businesses. Total purchases of property, equipment and software, including capitalized software, were $17.7 million during the six months ended August 31, 2002, an increase of $3.5 million over the comparable period in 2001. This increase was primarily due to the completion of the buildout of our new corporate headquarters space during fiscal 2003. Acquisitions and investments in businesses, net of cash acquired, of $3.8 million during the six months ended August 31, 2002 relate primarily to the WDS and DFE acquisitions. Acquisitions and investments in unconsolidated subsidiaries, net of cash acquired, of $39.7 million during the six months ended August 31, 2001 relate primarily to the acquisitions of Partminer Inc.'s CSD business and certain assets of SpaceWorks, Inc. and an investment in Converge, Inc. Purchases of marketable securities, net of sales, was $4.2 million during the six months ended August 31, 2002 compared to net sales of $85.3 million during the six months ended August 31, 2001.

         Cash provided by financing activities was $4.4 million and $8.0 million during the six months ended August 31, 2002 and 2001, respectively. Cash provided by financing activities in the six months ended August 31, 2002 and 2001 consisted primarily of proceeds from the exercise of stock options and employee stock plan purchases.

         As of August 31, 2002, we had $250.0 million in 5% convertible subordinated notes outstanding (the "Notes"). The Notes bear interest at 5.0% per annum, which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $126.9 million and $176.9 million as of August 31, 2002 and February 28, 2002, respectively. The Notes mature in November 2007 and are convertible by the holder into approximately 5.7 million shares of our common stock at a conversion price of $44.06 per share, subject to adjustment under certain conditions. On or after November 7, 2003, we may redeem the Notes in whole, or from time to time, in part, at our option. Redemption can be made on at least 30 days' notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

             Redemption Period                  Redemption Price
             -----------------                  ----------------
November 7, 2003 through October 31, 2004             103%
November 1, 2004 through October 31, 2005             102%
November 1, 2005 through October 31, 2006             101%
November 1, 2006 through maturity                     100%


         We have a one-year committed unsecured revolving credit facility with a commercial bank for $20.0 million, as amended, that expires on February 28, 2003. Under its terms, we may request cash advances, letters of credit, or both. We may make borrowings under the facility for working capital purposes, acquisitions or otherwise. The facility requires us to comply with various operating performance, minimum net worth and liquidity covenants, restricts us from declaring or paying cash dividends and limits the amount of cash paid for acquisitions. As of August 31, 2002, we had $14.4 million in letters of credit outstanding under this line primarily to secure our lease obligations for office space. We were in compliance with all financial covenants as of August 31, 2002. In the event that we violate financial covenants under this credit facility in the future, the bank can require us to provide cash collateral for outstanding letters of credit or borrowings. We may pay cash in November 2002 for the remaining $23.6 million of consideration payable for the WDS acquisition. The credit facility only allows us to pay up to $15.0 million in cash per acquisition. We are in the process of obtaining a waiver or amendment to the credit facility for this potential covenant violation. However, there can be no assurance that we will be able to obtain such a waiver or amendment.

         In April 2002, the Company entered into a credit agreement with a commercial bank, under which the Company may borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to the greater of the three year treasury note rate plus 5% or 8.25%, and are repaid monthly over a 36 month period. During the three months ended August 31, 2002, the Company borrowed $1.2 million under this credit facility. The Company may utilize the facility to fund additional equipment purchases of up to $3.8 million through December 31, 2002. We were in compliance with all financial covenants as of August 31, 2002.

         The following summarizes our lease obligations and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                                          FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                          ------------------------------------
                                                 2003      2004     2005      2006      2007     THEREAFTER    TOTAL
                                                 ----      ----     ----      ----      ----     ----------    -----
       Capital leases                           $ 2,800   $ 2,846  $ 1,314   $ 1,310    $   546     $    --    $  8,816
       Operating leases                          21,018    20,161   16,978    15,737     15,055      46,881     135,830
                                                 ------    ------   ------    ------     ------      ------     -------
          Total lease obligations               $23,818   $23,007  $18,292   $17,047    $15,601     $46,881    $144,646

         On January 16, 2001, we acquired STG Holdings, Inc. ("STG"). We may be required to make additional contingent payments to the former stockholders of STG of up to $27.9 million during fiscal 2003 if certain revenue-based performance criteria are met during the 21-month period ending October 31, 2002. Additional contingent payments, if any, would be payable in cash, or in limited circumstances, in common stock at our election. Management believes that additional contingent payments to the former stockholders of STG are not likely. See "Forward Looking Statements" and "Factors That May Affect Future Results."

         On April 26, 2002, we acquired the assets and business of WDS for a total of $26.2 million. Approximately $2.6 million of the purchase price was paid in cash at closing. The remaining purchase price of $23.6 million is payable in shares of our common stock, cash, or a combination thereof at our election and is included in acquisition consideration payable in the condensed consolidated balance sheet as of August 31, 2002. We have agreed to issue additional shares of our common stock to WDS (or to make a cash payment in lieu thereof) under certain circumstances relating to the trading price of the common stock subsequent to the effectiveness date of the registration statement which we have filed for the resale of the shares issuable in connection with the payment of the purchase price. However, based on our stock price in recent weeks, it is likely that the Company will elect to pay the remaining consideration in cash. Additional information relating to the acquisition appears in Note 7 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

         On May 23, 2002, we acquired the assets and business of DFE for a total of $4.5 million. Approximately $0.3 million of the purchase price was paid in cash at closing. The remaining purchase price of $4.2 million was paid in cash in September 2002.

         In the future, we may pursue acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

         We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for the foreseeable future. We believe that the combination of cash and cash equivalents, marketable securities and anticipated cash flows from operations will be sufficient to satisfy our potential cash payment for the STG contingent consideration, the remaining consideration payable for the WDS acquisition and expected capital expenditures, capital lease obligations and working capital needs for the next twelve months. However, weakening economic conditions or continued weak demand for enterprise application software in future periods could have a material adverse impact on our future operating results and liquidity. Although we have no current plans to do so, we may elect to obtain additional equity financing if we are able to raise it on terms favorable to us. See "Forward Looking Statements" and "Factors That May Affect Future Results."

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

RISKS RELATED TO OUR BUSINESS

CONTINUED ADVERSE CHANGES IN GLOBAL ECONOMIC, POLITICAL AND MARKET CONDITIONS COULD CAUSE FURTHER DECREASES IN DEMAND FOR OUR SOFTWARE AND RELATED SERVICES, WHICH COULD NEGATIVELY AFFECT OUR REVENUE AND OPERATING RESULTS.

         Our revenue and operating performance depend on the overall demand for our software and related services. A regional and/or global adverse change in the economy and financial markets could result in the delay or reconsideration of customer purchases. Weak economic conditions have materially adversely affected our financial results performance during the quarters ended August 31, 2001, November 30, 2001, May 31, 2002 and August 31,

2002. If demand for our software and related services continues to decrease, our revenues may decrease and our operating results would be adversely affected, which may cause our stock price to fall.

THE TERRORIST ATTACKS THAT TOOK PLACE IN THE UNITED STATES ON SEPTEMBER 11, 2001 AND THE POST-ATTACK DOMESTIC AND GLOBAL ENVIRONMENT HAVE CREATED OR EXACERBATED ECONOMIC AND POLITICAL UNCERTAINTIES, SOME OF WHICH HAVE HARMED OUR BUSINESS AND PROSPECTS AND COULD HARM OUR ABILITY IN GENERAL TO CONDUCT BUSINESS IN THE ORDINARY COURSE.

         The terrorist attacks that took place in the United States on September 11, 2001, and thereafter in the United States and elsewhere in the world and the resulting military actions have adversely affected many businesses, including ours, in multiple ways. Further terrorist attacks, the anticipation of additional terrorist attacks and future developments relating to these events could further worsen the business climate. The potential national and global responses to these terrorist attacks, including military actions, may materially adversely affect us in ways we cannot predict at present. Some of the possible material adverse impacts to our business include, but are not limited to:

         - further possible reductions, delays or postponements, in capital expenditures as a result of changes in priorities and approval processes;

         - the reduced ability to do business in the ordinary course, resulting from a variety of factors, including changes or disruptions in movement and sourcing of materials, goods and components or the possible interruption in the flow of information or monies;

         - a lengthening of our sales cycles and implementations, which might result from a number of factors, including among others changes in security measures for passenger air travel and reductions in available commercial flights which may make it more difficult for our sales force to schedule face-to-face meetings with prospects and to negotiate and consummate transactions; and

         - increased credit and business risk for customers in industries that were severely impacted by the attacks, including passenger airlines and other travel and hospitality industries.

AS A RESULT OF OUR SIGNIFICANT LOSSES IN RECENT FISCAL PERIODS, YOU MAY HAVE DIFFICULTY EVALUATING OUR FUTURE PROSPECTS.

         We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses in fiscal 1999 and fiscal 2000 and a decline in revenue in fiscal 2000. Late in our second quarter of fiscal 2002 and into our third quarter of fiscal 2002, we experienced declines in revenue, due to weakening economic conditions and the affects resulting from the terrorist attacks of September 11, 2001. In our first two quarters of fiscal 2003 we again experienced a decline in revenues due to further weakening of economic conditions which severely impacted the timing of capital spending decisions by clients and prospects for computer software, particularly enterprise application software. Our ability to improve our financial performance or maintain financial stability will be subject to a number of risks and uncertainties, including the following:

         - weakening economic conditions which materially adversely impacted our operating performance during the quarters ended August 31, 2001, November 30, 2001, May 31, 2002 and August 31, 2002 that may continue into the future;

         - slower growth in the markets for SRM, SCM, PRO and S&PM solutions than expected;

         - our ability to introduce new software products and services to respond to technological and client needs;

         - our ability to manage through difficult economic and political environments;

         - our ability to hire, integrate, train and deploy our direct sales force effectively;

         - our ability to expand our distribution capability through indirect sales channels;

         - our ability to implement our cost reduction initiatives, including our ability to contain or reduce operating costs without adversely impacting revenue growth;

         - our ability to respond to competitive developments and pricing; and

         - our dependence on our current executive officers and key employees.

         If we fail to successfully address these risks and uncertainties, our business could be harmed and we could continue to incur significant losses.

WE HAVE EXPERIENCED SIGNIFICANT LOSSES IN RECENT YEARS. OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF SIGNIFICANT NON-CASH CHARGES WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

         We have recently incurred significant losses, including net losses of $74.8 in the six months ended August 31, 2002, $115.2 million during fiscal 2002, $28.1 million in fiscal 2001 and $8.9 million in fiscal 2000. We will incur significant non-cash charges in the future related to the amortization of intangible assets, including acquired technology, relating to the WDS, DFE, STG, PartMiner Inc.'s CSD business, SpaceWorks, Inc. and Talus acquisitions and non-cash stock compensation expenses associated with our acquisition of Talus. In addition, we have incurred and may in the future incur non-cash stock compensation charges related to our stock option repricing. During fiscal 2002, we announced that we were required to write off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. In the three months ended August 31, 2002, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. We may also incur non-cash charges in future periods related to impairments of long-lived assets. We cannot assure you that our revenue will grow or that we will achieve profitability in the future. Our ability to increase revenue and achieve profitability will be affected by the other risks and uncertainties described in this section. Our failure to achieve profitability could cause our stock price to decline.

OUR OPERATING RESULTS FLUCTUATE, AND IF WE FAIL TO MEET THE EXPECTATIONS OF THE INVESTMENT COMMUNITY IN ANY PERIOD, OUR STOCK PRICE COULD SUFFER FURTHER SIGNIFICANT DECLINES.

         Our revenue and operating results are difficult to predict and have become more difficult to predict since global economic uncertainties and political instability increased in fiscal 2002 and fiscal 2003. We believe that period-to-period comparisons of our operating results will not necessarily be indicative of future performance. The factors that may cause fluctuations of our quarterly operating results include the following:

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

         - delay or deferral of customer purchases and implementations of our solutions due to weakening economic conditions which adversely impacted our operating performance during the quarters ended August 31, 2001, November 30, 2001, May 31, 2002 and August 31, 2002;

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

         On March 1, 2002, we adopted SFAS 142, which changed the accounting for goodwill from an amortization method to an impairment-only method. Effective March 1, 2002, the Company stopped amortizing goodwill, but will continue amortizing other intangible assets with finite lives. As required by the provisions of SFAS 142, we performed the initial goodwill impairment test required during our first quarter of fiscal 2003. We consider ourselves to have a single reporting unit. Accordingly, all of our goodwill is associated with our entire Company. As of March 1, 2002, based upon the Company's implied fair value, there was no impairment of goodwill recorded upon implementation of SFAS 142.

         During the quarter ended August 31, 2002, we experienced adverse changes in our stock price resulting from a decline in our financial performance and adverse business conditions that have affected the technology industry, especially application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company's market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002, there was no impairment of goodwill. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price remains near or lower than recent levels such that the implied fair value of the Company is significantly less than stockholders' equity for a sustained period of time, among other factors, we may be required to record an impairment loss related to goodwill below its carrying amount. Based on continued adverse changes in our stock price since August 31, 2002 and adverse business conditions that continue to affect the application software industry, We will also perform a test for goodwill impairment at November 30, 2002.

IN FISCAL 2002 AND IN THE SIX MONTHS ENDED AUGUST 31, 2002, WE HAVE TAKEN CERTAIN RESTRUCTURING CHARGES AND HAVE ENACTED COST CONTAINMENT AND COST REDUCTION MEASURES IN RESPONSE TO THE DOWNTURN IN THE GLOBAL ECONOMY. IF OUR RESTRUCTURING PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, OR IF THE GLOBAL ECONOMY CONTINUES TO EXPERIENCE WEAKNESS, WE MAY SUFFER MATERIAL HARM TO OUR BUSINESS.

    As a result of progressive weakening of global economic conditions during fiscal 2002 and in the first two quarters of fiscal 2003, we faced new challenges in our ability to grow revenue, improve operating performance and expand market share. In response to the global downturn in the economy and the related impact on our financial performance, we implemented restructuring plans and cost containment and cost reduction measures to reduce our cost structure, which included workforce reductions and mandatory unpaid leave programs. In our fiscal year 2002 and in our second quarter of fiscal 2003, we recorded restructuring and impairment charges of $6.6 million and $8.8 million, respectively. We expect to record a restructuring charge of approximately $2 to $4 million in the quarter ending November 30, 2002 as a result of the restructuring plan announced during our third quarter of fiscal 2003. If we fail to achieve the desired results of our restructuring plans and our cost containment and cost reduction measures or if the global economy continues to experience weakness, we may suffer material harm to our business.

     Our cost containment and cost reduction measures may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce, reduced employee morale and decreased productivity. The recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. As a result of these factors, our remaining personnel may seek alternate employment, such as with larger, more established companies or companies that they perceive as having less volatile stock prices. Continuity of personnel can be a very important factor in sales and implementation of our software and completion of our product development efforts. Attrition beyond our planned reduction in workforce could have a material adverse effect on our business, operating results, financial condition and cash flows.

VARIATIONS IN THE TIME IT TAKES US TO LICENSE OUR SOFTWARE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

     The time it takes to license our software to prospective clients varies substantially, but typically has ranged historically between three and twelve months. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the license of our products could cause significant variations in our revenue from quarter to quarter. These delays have occurred on a number of occasions in the past, including, most recently, in our quarters ended August 31, 2001, November 30, 2001, May 31, 2002 and August 31, 2002. Furthermore,
these fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term and we devote significant time and resources to prospective clients. The length of our sales cycle depends on a number of factors, including the following:

      - the complexities of the SRM, SCM, PRO and S&PM client challenges our solutions address;

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

THE SIZE AND SCOPE OF OUR LARGEST CONTRACTS WITH CLIENTS HAVE INCREASED IN RECENT YEARS, WHICH MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     Our clients and prospective clients are seeking to solve increasingly complex SRM, SCM, PRO and S&PM challenges. Further, we are focused on providing more comprehensive solutions for our clients, as opposed to only licensing software. As the complexities of the problems our clients seek to solve increases, the size and scope of our contracts with clients increase, as evidenced by the increase in the number of software transactions of $5.0 million or greater in fiscal 2002 and 2001. We recorded six software transactions of $5.0 million or greater in fiscal 2002 as compared to three and zero software transactions of $5.0 million or greater in fiscal 2001 and 2000, respectively. We did not report any software transactions of $5.0 million or greater in the six months ended August 31, 2002. As a result, our operating results could fluctuate due to the following factors:

      - the complexities of the contracting processes of our clients and prospects;

      - contractual terms may vary widely, which may result in differing methods of accounting for revenue from each contract;

      - the sales cycles related to larger contracts may be longer and subject to greater delays; and

      - losses of, or delays in concluding, larger contracts could have a proportionately greater effect on our revenue for a particular period.

     Any of these factors could cause our revenue to decline or fluctuate significantly in any quarter and could cause a decline in our stock price.

A REDUCTION IN OUR REVENUE DERIVED FROM SOFTWARE LICENSES MAY RESULT IN REDUCED SERVICES AND SUPPORT REVENUES IN FUTURE PERIODS.

    Our ability to maintain or increase services and support revenue primarily depends on our ability to increase the amount of software we license to customers. Decreases or slowdowns in licensing activity may impact our implementation service and support revenues in future periods.

A PORTION OF OUR REVENUE IS DERIVED FROM SUPPORT CONTRACTS. A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS COULD MATERIALLY HARM OUR BUSINESS.

    Our support revenue includes post-contract support and the rights to unspecified software upgrades and enhancements. Support revenue as a percentage of total revenue was 28.7% in the six months ended August 31, 2002 and 23.8%, 20.6% and 29.8% in fiscal 2002, 2001 and 2000, respectively. Support contracts are generally renewable annually at the option of our customers. In the past, we have experienced high rates of renewed annual support contracts from our customers. If our customers fail to renew their support agreements at historical rates, our support revenues could materially decline.

WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING ACQUISITIONS IN THE PAST AND MAY EXPERIENCE PROBLEMS WITH FUTURE ACQUISITIONS THAT COULD MATERIALLY HARM OUR BUSINESS.

     Acquisitions involve the integration of companies that have previously operated independently. During our first quarter of fiscal 2003, we acquired the assets and businesses of WDS and DFE. In connection with these and any future acquisitions, there can be no assurance that we will:

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

IF THE MARKET FOR OUR PRODUCTS DOES NOT CONTINUE TO GROW, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED.

     Substantially all of our software, service and support revenue have arisen from, or are related directly to, our SRM, SCM, PRO and S&PM solutions. We expect to continue to be dependent upon these solutions in the future, and any factor adversely affecting the solutions or the markets for SRM, SCM, PRO and S&PM solutions, in general, would materially and adversely affect our ability to generate revenue. While we believe the markets for SRM, SCM, PRO and S&PM solutions will continue to expand as the economy improves, they may grow more slowly than in the past. If the markets for our solutions do not grow as rapidly as we expect, revenue growth, operating margins, or both, could be adversely affected.

COMPANIES MAY RE-EVALUATE THEIR SUPPLIER AND CLIENT RELATIONSHIPS AND SOME MAY ADJUST THEIR SERVICE LEVELS AND OTHER SUPPLY CHAIN MANAGEMENT SETTINGS AND LEVELS IN A MANNER THAT MAY HAVE AN ADVERSE AFFECT ON OUR ABILITY TO SELL OUR SRM, SCM, PRO AND S&PM SOLUTIONS.

Companies may re-evaluate the nature of their relationships with suppliers and clients. They may adjust their service levels and other supply chain management settings and levels to address risks arising out of the terrorists attacks and resulting military actions and the increased economic and political uncertainties in ways that may adversely affect the benefits historically achieved through use of our solutions, which could have a material adverse affect on our ability to market and sell our SRM, SCM, PRO and S&PM solutions.

OUR MARKETS ARE VERY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased, and we expect it to increase in the future. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Some competitors are offering enterprise application software that compete with our applications at no charge as components of bundled products or on a stand alone basis. Further, our current or prospective clients and partners may become competitors in the future. Increased competition could result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could materially and adversely affect our growth and operating performance.

MANY OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO, AND THEREFORE, WE MAY BE AT A DISADVANTAGE IN COMPETING WITH THEM.

      We directly compete with other enterprise application software vendors including: Adexa, Inc., Aspen Technology, Inc., The Descartes Systems Group, Inc., Global Logistics Technologies, Inc., i2 Technologies, Inc., JDA Software, Inc., Khimetrics, Logility, Inc., Logisitics.com, Mercia, Metreo, PROS Revenue Management, Retek, Inc., Sabre, Inc., SAP AG, SynQuest and YieldStar Technology. In addition, some ERP companies such as Invensys plc (which acquired Baan Company N.V.), J.D. Edwards & Company, Oracle Corporation, PeopleSoft,

Inc. and SAP AG have acquired or developed and are developing SCM, SRM, PRO and S&PM solutions. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than us, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and adversely affect our revenue growth and operating performance.

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

     Furthermore, it may be difficult for us to replace any third-party software if we lose the ability to license or support the third-party software. Any impairment in our relationship with these third parties could adversely impact our business, results of operations and financial condition.

WE ARE SUBSTANTIALLY DEPENDENT ON THIRD PARTIES TO INTEGRATE OUR SOFTWARE WITH OTHER SOFTWARE PRODUCTS AND PLATFORMS. IF ANY OF THESE THIRD PARTIES SHOULD CEASE TO PROVIDE INTEGRATION SERVICES TO US, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

      We depend on companies such as Acta Technology, Inc., Peregrine Connectivity, Inc., Tibco Software, Inc., Vignette Corporation, and webMethods, Inc. to integrate our software with software and platforms developed by third parties. If these companies are unable to develop or maintain software that effectively integrates our software and is free from errors, our ability to license our products and provide solutions could be impaired. In September 2002, Peregrine Connectivity, Inc., filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Although they have received financing which will fund their ongoing business operations, the loss of the services of Peregrine Connectivity, Inc., or of any other company that we use to integrate our software products could adversely affect our business, results of operations and financial condition.

OUR EFFORTS TO DEVELOP AND SUSTAIN RELATIONSHIPS WITH VENDORS SUCH AS SOFTWARE COMPANIES, CONSULTING FIRMS, RESELLERS AND OTHERS TO IMPLEMENT AND PROMOTE OUR SOFTWARE PRODUCTS MAY FAIL, WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

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

AS A RESULT OF THE WDS ACQUISITION, AN INCREASED PERCENTAGE OF OUR REVENUE WILL BE DERIVED FROM CONTRACTS WITH THE GOVERNMENT. GOVERNMENT CONTRACTS ARE SUBJECT TO COST AUDITS BY THE GOVERNMENT AND TERMINATION FOR THE CONVENIENCE OF THE GOVERNMENT. A GOVERNMENT AUDIT OR GOVERNMENT TERMINATION OF ANY OF OUR CONTRACTS WITH THE GOVERNMENT COULD MATERIALLY HARM OUR BUSINESS.

    Although we have existing engagements for the Defense Logistics Agency, United States Navy and United States Airforce, the WDS acquisition will significantly increase the percentage of our revenue derived from contracts with the Government. Government contractors are commonly subject to various audits and investigations by Government agencies. One agency that oversees or enforces contract performance is the Defense Contract Audit Agency ("DCAA"). The DCAA generally performs a review of a contractor's performance on its contracts, its pricing practices, costs and compliance with applicable laws, regulations and standards and to verify that costs have been properly charged to the Government. Although the DCAA has completed an initial review of our accounting practices and procedures allowing us to invoice the government, it has yet to exercise its option to perform an audit of our actual invoicing of Government contracts. These audits may occur several years after completion of the audited work. If an audit were to identify significant unallowable costs, we could have a material charge to our earnings or reduction to our cash position as a result of the audit and this could materially harm our business.

    In addition, Government contracts may be subject to termination by the Government for its convenience, as well as termination, reduction or modification in the event of budgetary constraints or any change in the Government's requirements. If one of our time-and-materials or fixed-priced contracts were to be terminated for the Government's convenience, we would only receive the purchase price for items delivered prior to termination, reimbursement for allowable costs for work-in-progress and an allowance for profit on the contract, or an adjustment for loss if completion of performance would have resulted in a loss. Government contracts are also conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis, even though the contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually only partially funded and Congress must annually determine if additional funds will be appropriated to the program. As a result, long-term contracts are subject to cancellation if appropriations for future periods become unavailable. We have not historically experienced any significant material adverse effects as a result of the Government's failure to fund programs awarded to us. If the Government were to terminate some or all of our contracts or reduce and/or cancel appropriations to a program we have a contract with, our business could be materially harmed.

IF WE FAIL TO FIELD AN EFFECTIVE SALES ORGANIZATION, OUR ABILITY TO GROW WILL BE LIMITED, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

     We have reduced our sales force in fiscal 2002 and fiscal 2003 as a result of weakening economic conditions. In order to grow our revenue, our existing sales force will have to be more productive, and we will likely expand our sales force in future periods. Our past efforts to expand our sales organization have required significant resources. New sales personnel require training and may take a long time to achieve full productivity. There is no assurance that we will successfully attract and retain qualified sales people at levels sufficient to support our growth. Any failure to adequately sell our products could limit our growth and adversely affect our financial performance.

THE LIMITED ABILITY OF LEGAL PROTECTIONS TO SAFEGUARD OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY.

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of confidentiality procedures, contractual provisions, patent, copyright, trademark and trade secret laws. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. We are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Furthermore, our competitors may independently develop technology similar to ours.

OUR PRODUCTS MAY INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO INCUR UNEXPECTED COSTS OR PREVENT US FROM SELLING OUR PRODUCTS.

     The number of intellectual property claims in our industry may increase as the number of competing products grows and the functionality of products in different industry segments overlaps. In recent years, there has been a tendency by software companies to file substantially increasing numbers of patent applications, including those for business methods and processes. We have no way of knowing what patent applications third parties have filed until the application is filed or until a patent is issued. Patent applications are often published within 18 months of filing, but it can take as long as three years or more for a patent to be granted after an application has been filed. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any of these claims, with or without merit, could be time-consuming to address, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements might not be available on terms acceptable to us or at all, which could materially and adversely affect our business.

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL
CONDITION.

     We currently conduct operations in a number of countries around the world. These operations require significant management attention and financial resources and subject us to risks inherent in doing business internationally, such as:

      -     regulatory requirements;

      - difficulties in managing foreign operations and appropriate levels of staffing ;

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

     In the six months ended August 31, 2002, 23.0% of our total revenue was derived from outside the United States. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. As our international operations expand, we expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our business and operating results.

IF WE LOSE OUR KEY PERSONNEL, THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER.

     Our success depends significantly on the continued service of our executive officers. Two of our executive officers have recently left the Company. Gregory Cudahy, former Executive Vice President of Pricing and Revenue

Management resigned in May 2002. Richard Bergmann, our former President, who had been on a personal leave of absence since June 2002, resigned effective October 15, 2002. Andrew Hogenson, who has been with the Company since 1997, most recently as our Senior Vice President of Product Development, has replaced Gregory Cudahy. Gregory Owens, Chairman and Chief Executive Officer, has assumed certain of Richard Bergmann's duties. We do not have fixed-term employment agreements with any of our executive officers, and we do not maintain key person life insurance on our executive officers. The loss of services of any of our executive officers for any reason could have a material adverse effect on our business, operating results, financial condition and cash flows.

THE FAILURE TO HIRE AND RETAIN QUALIFIED PERSONNEL WOULD HARM OUR BUSINESS.

     We believe that our success also will depend significantly on our ability to attract, integrate, motivate and retain highly skilled technical, managerial, sales, marketing and services personnel. Competition for skilled personnel is intense, and there can be no assurance that we will be successful in attracting, motivating and retaining the personnel required to grow and operate profitably. In addition, the cost of hiring and retaining skilled employees is high. Failure to attract and retain highly skilled personnel could materially and adversely affect our business. An important component of our employee compensation is stock options. Recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plan. As a result, our personnel may seek employment with larger, more established companies or companies that they perceive as having less volatile stock prices. Sustained levels or further declines in our stock price could adversely affect our ability to attract and retain employees, as it has in the past.

WE MAY BE SUBJECT TO FUTURE LIABILITY CLAIMS, AND THE REPUTATIONS OF OUR COMPANY AND PRODUCTS MAY SUFFER.

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

IF REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE CHANGED, WE MAY BE FORCED TO CHANGE OUR BUSINESS PRACTICES.

    We currently account for the issuance of stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as a compensation expense. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation or benefits we would have to pay to them. In addition, such a change could have a material effect on our operating results.

IT MAY BECOME INCREASINGLY EXPENSIVE TO OBTAIN AND MAINTAIN INSURANCE.

     We obtain insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive and when insurance coverage is offered, the deductible for which we are responsible is larger and premiums have increased substantially. As a result, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could have a material effect on our operating results.

RISKS RELATED TO OUR INDUSTRY

LACK OF GROWTH OR DECLINE IN INTERNET USAGE COULD BE DETRIMENTAL TO OUR FUTURE OPERATING RESULTS.

     The growth of the Internet has increased demand for SRM, SCM, PRO and S&PM solutions, as well as created markets for new and enhanced product offerings. Therefore, our future sales and profits are substantially dependent upon the Internet as a viable commercial medium. The continued success of the Internet as a viable commercial medium may be adversely affected for a number of reasons, including:

      - potentially inadequate development of network infrastructure, delayed development of enabling technologies, performance improvements and security measures;

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

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION

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

WE MAY CHOOSE TO PURCHASE A PORTION OF OUR CONVERTIBLE SUBORDINATED NOTES IN THE OPEN MARKET OR AUTHORIZE A STOCK REPURCHASE PROGRAM WHICH COULD ADVERSELY EFFECT OUR FINANCIAL CONDITION.

    Although we have no present plans to do so, we may choose to purchase a portion of our convertible subordinated notes outstanding from time to time in the open market in future periods. We may also authorize a stock repurchase program where we would buy back shares of our common stock from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions. Either of these actions would be contingent on approval of our Board of Directors and on compliance with the conditions of applicable securities laws. While the terms of our revolving credit facility imposes certain limits on our ability to repurchase our debt and equity securities, we are permitted to do so subject to compliance with the terms and conditions set forth in the loan agreement. Purchases of convertible subordinated notes or stock repurchases in the open market would be funded from available cash and cash equivalents and could have a materially adverse effect on our liquidity and financial condition.

RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE.

     The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

      - actual or anticipated variations in quarterly operating results and continuing losses;

      -     continued weak economic conditions;

      - increased economic and political uncertainty following the terrorist attacks in the United States on September 11, 2001;

      -     announcements of technological innovations;

      -     new products or services offered by us or our competitors;

      -     changes in financial estimates and ratings by securities analysts;

      - conditions or trends in the market for SRM, SCM, PRO and S&PM solutions;

      - changes in the performance and/or market valuations of our current and potential competitors and the software industry in general;

      - our announcement or a competitors announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

      - adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;

      -     adverse or unfavorable publicity regarding us or our products;

      - adverse or unfavorable publicity regarding our competitors, including their products and implementation efforts;

      -     additions or departures of key personnel;

      -     sales or anticipated sales of additional equity securities;

      - the potential issuance of common stock related to the WDS acquisition; and

      -     other events or factors that may be beyond our control.


     In addition, the stock markets in general, The Nasdaq National Market and the equity markets for software companies in particular, have experienced extraordinary price and volume volatility in recent years including significant declines recently. Such volatility has adversely affected the stock prices for many companies irrespective of or disproportionately to the operating performance of these companies. These broad market and industry factors may materially and adversely further affect the market price of our common stock, regardless of our actual operating performance.

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.

     Our charter and our bylaws, in conjunction with Delaware law, contain provisions that could make it more difficult for a third party to obtain control of us even if doing so would be beneficial to stockholders. For example, our bylaws provide for a classified board of directors and allow our board of directors to expand its size and fill any vacancies without stockholder approval. Furthermore, our board has the authority to issue preferred stock and to designate the voting rights, dividend rate and privileges of the preferred stock, all of which may be greater than the rights of common stockholders

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders' equity. Revenue outside of the United States was 23.9% and 28.2% for the three months ended August 31, 2002 and 2001, respectively, and 23.0% and 26.6% for the six months ended August 31, 2002 and 2001, respectively. Revenue outside the United States was derived from operations in Australia, Belgium, Brazil, Canada, China, France, Germany, Italy, Japan, Mexico, Netherlands, Singapore, Spain, Sweden, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our consolidated financial statements. None of the components of our financial statements were materially affected by exchange rate fluctuations during the three and six months ended August 31, 2002 and 2001. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

     Interest Rate Risk. Our marketable securities and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of marketable securities held was $8.5 million and $4.3 million at August 31, 2002 and February 28, 2002, respectively.

     We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Such operating cash balances held at banks outside of the United States are denominated in the local currency.

     The United States Federal Reserve Board influences the general market rates of interest. During calendar 2001, the Federal Reserve Board decreased the federal funds rate several times, by 475 basis points, to 1.75%. At August 31, 2002, the federal funds rate was 1.75%. These actions have led to a general market decline in interest rates.

     The weighted average yield on interest-bearing investments held as of August 31, 2002 and 2001 was approximately 1.8% and 3.7%, respectively. Based on our investment holdings at August 31, 2002, a 100 basis point decline in the average yield would reduce our annual interest income by $2.0 million.

     ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

     Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of these disputes or litigation will have a material effect on the Company's financial condition or results of operations. The Company has established accruals for losses related to such matters that are probable and reasonably estimable. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company's business, operating results, financial condition and cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 25, 2002, we held our 2002 Annual Meeting of Stockholders. At the meeting, stockholders voted on the following:

      -     The election of two Class I directors, with terms expiring in 2005,
            J. Michael Cline (with 51,588,662 affirmative votes and 1,810,119 votes withheld) and Lynn C. Fritz (with 51,654,942 affirmative votes and 1,743,839 votes withheld.) No other matters were submitted to stockholders for action at the annual meeting.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

10.1 Loan and Security Agreement dated April 12, 2002 by the Company in favor of Silicon Valley Bank.

10.2 Termination of Employment Agreement dated October 15, 2002 between the Company and Richard F. Bergmann.



(b)   Reports on Form 8-K

1. On June 5, 2002, we filed a Current Report on Form 8-K reporting our issuance of a press release after the close of trading on June 4, 2002 announcing our preliminary financial results for the three months ended May 31, 2002 and our announcement of certain additional information in the related teleconference.

2. On June 28, 2002, we filed a Current Report on Form 8-K reporting that Richard Bergmann, President of the Company, was taking a personal leave of absence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2002.

MANUGISTICS GROUP, INC.
(Registrant)






Date:    October 15, 2002
         ----------------

                                        /s/Raghavan Rajaji
                                        ------------------
                                        Raghavan Rajaji
                                        Executive Vice President and
                                           Chief Financial Officer
                                        (Principal financial officer)

                                        /s/ Jeffrey T. Hudkins
                                        ------------------
                                        Jeffrey T. Hudkins
                                        Vice President, Controller and
                                           Chief Accounting Officer
                                        (Principal accounting officer)

                                 CERTIFICATIONS

I, Gregory J Owens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Manugistics Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002                 By: /s/ Gregory J. Owens
--------------------------------------------------------------------------------
                                            Gregory J. Owens
                                            Chairman and Chief Executive Officer
                                            Principal Executive Officer

I, Raghavan Rajaji, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Manugistics Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002                 By:  /s/ Raghavan Rajaji
--------------------------------------------------------------------------------
                                             Raghavan Rajaji
                                             Executive Vice President and Chief
                                             Financial Officer (Principal
                                                Financial Officer)

The certification required by Section 906 of the Sarbanes-Oxley Act of 2002 is being furnished to the Securities and Exchange Commission under separate correspondence concurrently with this filing.