Form 10-Q
period 2002-11-30
MANUGISTICS GROUP INC
filed 2003-01-14
CIK 908440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X  No
                                   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: approximately 70.1 million shares of common stock, $.002 par value, as of January 7, 2003.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION                                                         PAGE
                                                                                           ----
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets (Unaudited) -                             3
             November 30, 2002 and February 28, 2002

             Condensed Consolidated Statements of Operations (Unaudited) -                   4
             Three and nine months ended November 30, 2002 and 2001

             Condensed Consolidated Statements of Cash Flows (Unaudited) -                   5
             Nine months ended November 30, 2002 and 2001

             Notes to Condensed Consolidated Financial Statements (Unaudited) -              6
             November 30, 2002

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of     15
             Operations

Item 3.      Quantitative and Qualitative Disclosure About Market Risk                      43

Item 4.      Controls and Procedures                                                        44

PART II      OTHER INFORMATION

Item 5.      Other Information                                                              44

Item 6.      Exhibits and Reports on Form 8-K                                               44

             SIGNATURES                                                                     46

             CERTIFICATIONS -SECTION 302                                                    47

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                           November 30,     February 28,
                                                                               2002            2002
                                                                           ------------     ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                              $ 127,468       $ 228,801
     Marketable securities                                                      5,315           4,259
                                                                            ---------       ---------
         Total cash, cash equivalents and marketable securities               132,783         233,060
     Accounts receivable, net of allowance for doubtful accounts of
         $8,836 and $8,308 at November 30, 2002 and February 28, 2002,
         respectively                                                          63,922          76,443
     Deferred tax assets                                                           --           9,061
     Other current assets                                                      10,203          11,471
                                                                            ---------       ---------
         Total current assets                                                 206,908         330,035

NON-CURRENT ASSETS:
     Property and equipment, net of accumulated depreciation                   32,616          22,872
     Software development costs, net of accumulated amortization               13,416          14,506
     Restricted cash                                                           14,096              --
     Goodwill, net of accumulated amortization                                283,613         269,998
     Acquired technology, net of accumulated amortization                      44,724          36,086
     Other intangible assets and non-current assets, net of
         accumulated amortization                                              31,234          37,854
     Deferred tax assets                                                           --          11,289
                                                                            ---------       ---------

TOTAL ASSETS                                                                $ 626,607       $ 722,640
                                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $   9,919       $   9,009
     Accrued compensation                                                       6,566          12,720
     Deferred revenue                                                          35,204          43,578
     Accrued liabilities and other                                             28,836          27,777
                                                                            ---------       ---------
         Total current liabilities                                             80,525          93,084
                                                                            ---------       ---------

NON-CURRENT LIABILITES:
     Convertible debt                                                         250,000         250,000
     Long-term debt and capital leases                                          4,939           1,023
     Other non-current liabilities                                              9,954           5,726
                                                                            ---------       ---------
         Total non-current liabilities                                        264,893         256,749
                                                                            ---------       ---------

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY:
     Preferred stock                                                               --              --
     Common stock, $.002 par value per share; 300,000 shares
         authorized; 69,880 and 69,042 issued and outstanding at
         November 30, 2002 and February 28, 2002, respectively                    140             138
     Additional paid-in capital                                               632,959         629,861
     Deferred compensation                                                     (3,534)         (9,049)
     Accumulated other comprehensive loss                                      (2,137)         (2,704)
     Accumulated deficit                                                     (346,239)       (245,439)
                                                                            ---------       ---------

         Total stockholders' equity                                           281,189         372,807
                                                                            ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 626,607       $ 722,640
                                                                            =========       =========

See accompanying notes to the condensed consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  THREE MONTHS                   NINE MONTHS
                                                                               ENDED NOVEMBER 30,             ENDED NOVEMBER 30,
                                                                               2002          2001            2002            2001
                                                                            ---------     ---------       ---------       ---------
REVENUE:
     Software                                                               $  14,084     $  22,150       $  56,712       $  92,015
     Services                                                                  25,132        27,575          79,614          82,629
     Support                                                                   20,412        19,020          61,867          54,875
     Reimbursed expenses                                                        2,736         2,266           8,700           7,708
                                                                            ---------     ---------       ---------       ---------
         Total revenue                                                         62,364        71,011         206,893         237,227
                                                                            ---------     ---------       ---------       ---------

OPERATING EXPENSES:
Cost of revenue:
     Cost of software                                                           4,365         4,750          15,495          14,848
     Amortization of acquired technology                                        3,576         2,654          10,064           6,553
                                                                            ---------     ---------       ---------       ---------
     Total cost of software                                                     7,941         7,404          25,559          21,401
                                                                            ---------     ---------       ---------       ---------

     Cost of services and support                                              23,707        23,598          74,809          71,212
     Cost of reimbursed expenses                                                2,736         2,266           8,700           7,708
     Non-cash stock compensation expense (benefit) for cost of
         services and support                                                     390           535           1,296            (390)
                                                                            ---------     ---------       ---------       ---------
     Total cost of services and support                                        26,833        26,399          84,805          78,530
                                                                            ---------     ---------       ---------       ---------

 Sales and marketing                                                           20,593        26,889          75,849          91,002
 Non-cash stock compensation expense (benefit) for sales and marketing            209           537             718          (2,166)
                                                                            ---------     ---------       ---------       ---------
 Total cost of sales and marketing                                             20,802        27,426          76,567          88,836
                                                                            ---------     ---------       ---------       ---------

 Product development                                                           14,095        17,232          48,308          53,993
 Non-cash stock compensation expense (benefit) for product development             59           115             244          (1,393)
                                                                            ---------     ---------       ---------       ---------
 Total cost of product development                                             14,154        17,347          48,552          52,600
                                                                            ---------     ---------       ---------       ---------

 General and administrative                                                     7,056         6,375          21,338          21,170
 Non-cash stock compensation expense (benefit) for general and
    administrative                                                                 96           116             418            (211)
                                                                            ---------     ---------       ---------       ---------
 Total cost of general and administrative                                       7,152         6,491          21,756          20,959
                                                                            ---------     ---------       ---------       ---------

Amortization of intangibles                                                     1,005        21,800           2,861          62,730
Restructuring and impairment charges                                            8,159         4,193          16,996           6,612
Purchased research and development                                                 --            --           3,800              --
IRI settlement                                                                     --         3,115              --           3,115
                                                                            ---------     ---------       ---------       ---------
Total operating expenses                                                       86,046       114,175         280,896         334,783
                                                                            ---------     ---------       ---------       ---------

LOSS FROM OPERATIONS                                                          (23,682)      (43,164)        (74,003)        (97,556)
OTHER EXPENSE, NET                                                             (1,629)      (12,250)         (5,348)        (12,433)
                                                                            ---------     ---------       ---------       ---------
LOSS BEFORE INCOME TAXES                                                      (25,311)      (55,414)        (79,351)       (109,989)
PROVISION FOR (BENEFIT FROM) INCOME TAXES                                         692       (10,434)         21,450         (19,919)
                                                                            ---------     ---------       ---------       ---------
NET LOSS                                                                    $ (26,003)    $ (44,980)      $(100,801)      $ (90,070)
                                                                            =========     =========       =========       =========


BASIC AND DILUTED LOSS PER SHARE                                            $   (0.37)    $   (0.66)      $   (1.45)      $   (1.33)

SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION
                                                                               69,876        68,142          69,683          67,736

See accompanying notes to the condensed consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        Nine Months Ended November 30,
                                                                             2002            2001
                                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $(100,801)      $ (90,070)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                           31,718          84,384
     Amortization of debt issuance costs                                        859             855
     Purchased research and development                                       3,800              --
     Deferred income taxes                                                   20,350         (22,389)
     Non-cash stock compensation expense (benefit)                            2,677          (4,160)
     Loss on investments                                                         42          10,604
     Asset impairment charges                                                 2,484              --
     Other                                                                      249           1,034
     Changes in assets and liabilities:
         Accounts receivable                                                 15,491           7,057
         Other assets                                                         1,476           2,002
         Accounts payable                                                        63          (1,253)
         Accrued compensation                                                (7,612)         (9,559)
         Other liabilities                                                    4,096          (3,089)
         Deferred revenue                                                   (11,802)         (1,055)
                                                                          ---------       ---------
             Net cash used in operating activities                          (36,910)        (25,639)
                                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisitions, net of cash acquired                                     (32,063)        (30,644)
     Restricted cash                                                        (14,096)             --
     Investment in business                                                      --         (10,150)
     Proceeds from sale of investment                                            --             362
     (Purchases) sales of marketable securities, net                         (1,056)         90,254
     Purchases of property and equipment                                    (13,539)         (8,323)
     Capitalization and purchases of software                                (8,868)        (10,674)
                                                                          ---------       ---------
             Net cash (used in) provided by investing activities            (69,622)         30,825
                                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on line of credit                                             2,310              --
     Payments of long-term debt, capital lease obligations and
         convertible debt issuance costs                                     (2,118)           (296)
     Proceeds from exercise of stock options and employee stock plan
         purchases                                                            4,617           8,567
                                                                          ---------       ---------
             Net cash provided by financing activities                        4,809           8,271
                                                                          ---------       ---------

EFFECTS OF EXCHANGE RATES ON CASH  BALANCES                                     390          (1,018)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (101,333)         12,439
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              228,801         196,362
                                                                          ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 127,468       $ 208,801
                                                                          =========       =========

See accompanying notes to the condensed consolidated financial statements.

                    MANUGISTICS GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 30, 2002

1.   The Company and Basis of Presentation

     THE COMPANY

               Manugistics Group, Inc. (the "Company") is a leading global provider of supply chain management (SCM) and pricing and revenue optimization (PRO) solutions. The Company also provides solutions for supplier relationship management (SRM) and service and parts management (S&PM). Our solutions help companies lower operating costs, improve customer service, increase revenue, enhance profitability and accelerate revenue and earnings growth.

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

               During the quarters ended August 31, 2002 and November 30, 2002, we experienced adverse changes in our stock price resulting from a decline in our financial performance and adverse business conditions that have affected the technology industry, especially application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002 and November 30, 2002 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company's market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price remains near or lower than recent levels such that the implied fair value of the Company is significantly less than stockholders' equity for a sustained period of time, among other factors, we may be required to record an impairment loss related to goodwill below its carrying amount. We will perform a test for goodwill impairment at February 28, 2003, which is our annual date for goodwill impairment review.

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

               In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF

          94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 and also establishes that fair value is the objective for initial measurement of the liability. We will adopt the provisions of SFAS 146 for exit or disposal activities, if any, that are initiated after December 31, 2002 in accordance with the transition rules. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146 and liabilities that a company previously recorded under EITF 94-3 are not effected. The effects of adoption would relate solely to exit or disposal activities undertaken after December 31, 2002.

3.   Net Loss Per Share

               Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method, the effect of the assumed conversion of the Company's convertible subordinated debt and the effect of the potential issuance of common stock in connection with acquisitions. The dilutive effect of options and warrants of 0.1 million shares and 2.8 million shares for the three month periods ended November 30, 2002 and 2001, respectively, and 2.7 million shares and 5.5 million shares for the nine month periods ended November 30, 2002 and 2001, respectively, were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company's reported net loss. The assumed conversion of the Company's convertible debt was excluded from the computation of diluted net loss per share for the three and nine months ended November 30, 2002 and 2001 since it was anti-dilutive. The Company's convertible debt may be exchanged for up to approximately 5.7 million shares of the Company's common stock in future periods.

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

5.   Intangible Assets and Goodwill

               Intangible assets subject to amortization as of November 30, 2002 and February 28, 2002 were as follows (amounts in thousands):

                                              ACCUMULATED
                              GROSS ASSETS    AMORTIZATION      NET ASSETS
                              ------------    ------------      ----------
NOVEMBER 30, 2002
  Acquired technology           $ 65,351        $(20,627)        $ 44,724
  Customer relationships          28,982          (7,322)          21,660
                                --------        --------         --------
Total                           $ 94,333        $(27,949)        $ 66,384
                                ========        ========         ========

FEBRUARY 28, 2002
  Acquired technology           $ 46,639        $(10,553)        $ 36,086
  Customer relationships          22,491          (4,368)          18,123
                                --------        --------         --------
Total                           $ 69,130        $(14,921)        $ 54,209
                                ========        ========         ========

               The changes in the carrying amount of goodwill for the nine months ended November 30, 2002 are as follows (amounts in thousands):

                                                                     NET ASSETS
                                                                     ----------
BALANCE AS OF FEBRUARY 28, 2002                                       $269,998
  Reclassification of assembled workforce as required by SFAS 142        7,101
  WDS and DFE acquisitions (see Note 7)                                  5,547
  Other                                                                    967
                                                                      --------
BALANCE AS OF  NOVEMBER 30, 2002                                      $283,613
                                                                      ========

               Amortization expense related to goodwill and other intangible assets was $4.6 million and $24.5 million for the three months ended November 30, 2002 and 2001, respectively, and $12.9 million and $69.3 million for the nine months ended November 30, 2002 and 2001, respectively. Estimated aggregate future amortization expense for intangible assets remaining for the three-month period ending February 28, 2003 and future fiscal years are as follows (amounts in thousands):

                            THREE MONTHS
                         ENDING FEBRUARY 28,              FISCAL YEAR ENDING FEBRUARY 28 OR 29,
                         -------------------              -------------------------------------
                                2003           2004      2005        2006      2007     THEREAFTER     TOTAL
                                ----           ----      ----        ----      ----     ----------     -----
Amortization expense          $ 4,581        $ 18,182   $ 17,205   $ 10,753   $ 9,889     $ 5,774    $ 66,384

               Summarized below are the effects on net loss and net loss per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (amounts in thousands, except per share data):

                                                   For the three months           For the nine months
                                                    ended November 30,             ended November 30,
                                                  -----------------------       -------------------------
                                                    2002           2001              2002          2001
                                                  --------       --------       -----------      --------
Net loss:
  As reported                                     $(26,003)      $(44,980)      $  (100,801)     $(90,070)
  Add: goodwill and assembled workforce
    amortization, net of taxes                          --         18,660                --        55,964
                                                  --------       --------       -----------      --------
Net loss, pro forma                               $(26,003)      $(26,320)      $  (100,801)      (34,106)
                                                  ========       ========       ===========      ========

Basic and diluted loss per share:
  As reported                                     $  (0.37)      $  (0.66)      $     (1.45)     $  (1.33)
  Add: goodwill and assembled workforce
    amortization, net of taxes                          --       $   0.27                --      $   0.83
                                                  --------       --------       -----------      --------
Basic and diluted loss per share, pro forma       $  (0.37)      $  (0.39)      $     (1.45)     $  (0.50)
                                                  ========       ========       ===========      ========

Shares used in basic and diluted loss
    per share calculation                           69,876         68,142            69,683        67,736

     Please refer to Note 2 for further discussion of SFAS 142.

6.   Comprehensive Loss

               Other comprehensive (loss) income relates to foreign currency translation adjustment and unrealized gains (losses) on investments in marketable securities. The following table sets forth the comprehensive loss for the three and nine month periods ended November 30, 2002 and 2001, respectively (amounts in thousands):

                                    Three months ended November 30,  Nine months ended November 30,
                                          2002            2001            2002            2001
                                       ---------       ---------       ---------       ---------
Net loss                               $ (26,003)      $ (44,980)      $(100,801)      $ (90,070)
Other comprehensive (loss) income           (963)             24             567          (1,621)
                                       ---------       ---------       ---------       ---------
     Total comprehensive loss          $ (26,966)      $ (44,956)      $(100,234)      $ (91,691)
                                       =========       =========       =========       =========

7.   Acquisitions

     Western Data Systems of Nevada, Inc.

               On April 26, 2002, the Company acquired certain assets and assumed certain liabilities of WDS for $26.2 million in cash. WDS was a leading provider of application software and services to 135 customers in commercial aerospace, defense and maritime industries and the military. Approximately $2.6 million of the purchase price was paid in cash at closing. The remaining purchase price of $23.6 million was paid in cash in November 2002. Approximately $3.9 million of the purchase price is being held in escrow for the satisfaction of indemnification claims under the terms of the acquisition agreement. During the year ended and as of January 31, 2002, WDS had revenue of approximately $28.0 million and had approximately 160 employees.

               The results of operations for WDS have been included in the Company's operations since the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Intangible assets related to the WDS acquisition include $16.2 million of acquired technology to be amortized over five years, $6.4 million of customer relationships to be amortized over seven years and $3.3 million of goodwill.

               In connection with the acquisition of WDS, we allocated $3.8 million, or 14.5% of the purchase price to in-process research and development projects. There were several in-process research and development projects at the time of the WDS acquisition. At the acquisition date, WDS was evaluating the efforts required to complete acquired in-process research and development projects including planning, designing, testing and other activities necessary to establish that the product or enhancements to existing products could be produced to meet desired functionality and technical performance requirements. This was being done in conjunction with the enhancement of three software products. The most significant of these projects was the completion of the Buying Advantage product, which is an advanced internet-based direct procurement solution designed for large aerospace and defense companies, mid-sized suppliers and maintenance, repair and overhaul facilities in industry and government. It enables single-site or multi-site organizations to leverage the supplier community as a strategic asset through aggregated sourcing and buying, increased buyer efficiencies and through efficient collaboration and integration with suppliers. This results in reduced lead-time and cost and improved responsiveness. The value assigned to Buying Advantage was $3.3 million.

               The value of the purchased in-process research and development was computed using discount rates ranging from 26% to 30% on the anticipated income stream of the related product revenue using the income approach appraisal method. The discounted cash flows were based on management's forecast of future revenue, costs of revenue and operating expenses related to the products and technologies purchased from WDS. The determined value was then adjusted to reflect only the value creation efforts of WDS prior to the close of the acquisition. At the time of the acquisition, the products and enhancements were at various stages of completion, ranging from approximately 5% to 96% complete and future costs to complete the projects were anticipated to be $2.8 million. Anticipated completion dates ranged from one month to 15 months. The resulting value of purchased in-process research and development was further reduced by the estimated value of core technology. A purchased research and development charge of $3.8 million was recorded in the nine months ended November 30, 2002.

               The estimated revenue for the in-process projects were expected to commence in calendar 2002 and 2003 upon project completion and to decline over four years as new products and technologies enter the market. The discount rate utilized was higher than our weighted-average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of the technology and the uncertainty of technological advances that were unknown at the time of the acquisition. The original research and development projects are still in the process of being completed in accordance with the plans outlined above.

     Digital Freight Exchange, Inc.

               On May 23, 2002, the Company acquired substantially all of the assets of DFE for $4.5 million. DFE is a provider of collaborative logistics solutions that facilitate online, real-time bids for global transportation contracts. Approximately $0.3 million of the purchase price was paid in cash at closing. The remaining purchase price of $4.2 million was paid in cash in September 2002. Approximately $675,000 of the purchase price is being held in escrow for the satisfaction of indemnification claims under the terms of the acquisition agreement.

8.   Restructuring and Impairment Charges

               Fiscal 2003 Restructuring and Impairment Charges.

               Plan FY03Q2 Restructuring Charges. During the three months ended August 31, 2002, the Company announced and implemented a restructuring plan designed to better align our cost structure with expected revenue. Actions taken included a reduction in the Company's employee workforce by approximately 9%, a reduction in the number of contractors and the consolidation of some smaller field offices. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 123 employees across most business functions and geographic regions. All terminated employees were notified by August 31, 2002. The Company recorded a charge for severance and related benefits of approximately $2.8 million during the three months ended August 31, 2002. The Company also recorded a facility charge of approximately $4.2 million during the three months ended August 31, 2002, related to the abandonment of leased office space and the consolidation of some smaller field offices. These costs include management's best estimates of expected sublease income. The Company also recorded a charge of approximately $0.3 million during the three months ended August 31, 2002, related to contract termination costs.

               In accordance with SFAS 144, the Company recorded write-down relating to the restructuring of approximately $0.2 million during the three months ended August 31, 2002. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the closure of certain facilities.

               Plan FY03Q2 Impairment Charges. In accordance with SFAS 144, the Company recorded an impairment charge of approximately $1.2 million during the three months ended August 31, 2002 related to the discontinued use of a portion of the Company's sales force automation software, which is being replaced with another tool. The remaining net book value at August 31, 2002 of $0.7 million is being amortized over its remaining useful life of approximately one year.

               The following table sets forth a summary of Plan FY03Q2 restructuring and impairment charges, payments made against those charges and the remaining liabilities as of November 30, 2002 (in thousands):

                                                                Adjustments                  Non-cash
                                                                  to Plan                     asset
                                                                  FY03Q2      Utilization    disposal
                                                   Charges in    charges in   of cash in    losses in
                                       Balance     three months  three months six months     six months   Balance as
                                       as of Feb    ended Aug.   ended Nov.    ended Nov.    ended Nov.    of Nov.
             PLAN FY03Q2               28, 2002     31, 2002     30, 2002      30, 2002      30, 2002      30, 2002
                                       --------     --------    ------------  -----------   ------------  ----------
Lease obligations and terminations      $    --      $ 4,211      $   (32)      $   (60)      $    --       $ 4,119
Severance and related benefits               --        2,818           48        (2,534)           --           332
Impairment charges and write-downs           --        1,449           --            --        (1,449)           --
Other                                        --          290          (44)          (99)         (135)           12
                                        -------      -------      -------       -------       -------       -------
Total                                   $    --      $ 8,768      $   (28)      $(2,693)      $(1,584)      $ 4,463
                                        =======      =======      =======       =======       =======       =======

               Plan FY03Q3 Restructuring Charges. During the three months ended November 30, 2002, the Company announced and implemented an additional restructuring plan designed to further align our cost structure with expected revenue. Actions taken included a reduction in the Company's employee workforce by approximately 12%, a reduction in contractors, the consolidation of some smaller field offices and lease termination costs. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 163 employees, 144 of which were involuntary, across most business functions and geographic regions. All terminated employees were notified by November 30, 2002 and 20 were still employed on November 30, 2002. The Company recorded a charge for severance and related benefits of approximately $3.6 million during the three months ended November 30, 2002. The Company also recorded a facility charge of approximately $3.3 million during the three months ended November 30, 2002, related to the abandonment of leased office space and the consolidation of some smaller field offices. These costs include management's best estimates of expected sublease income. The Company also recorded other charges of approximately $0.3 million related to contract termination costs.

               In accordance with SFAS 144, the Company recorded a write down relating to the restructuring of approximately $1.0 million during the three months ended November 30, 2002. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the closure of certain facilities.

               The following table sets forth a summary of Plan FY03Q3 restructuring and impairment charges, payments made against those charges and the remaining liabilities as of November 30, 2002 (in thousands):

                                                                               Non-cash
                                                                                asset
                                                                               disposal
                                                                 Utilization   losses in
                                                    Charges in    of cash in     three
                                       Balance     three months  three months    months      Balance as
                                       as of Feb    ended Nov.     ended Nov.  ended Nov.    of Nov. 30,
         PLAN FY03Q3                   28, 2002      30, 2002      30, 2002     30, 2002        2002
                                       ---------   ------------  ------------  ----------    -----------
Lease obligations and terminations      $    --      $ 3,305      $   (66)      $    --       $ 3,239
Severance and related benefits               --        3,585       (1,323)           --         2,262
Impairment charges and write-downs           --        1,035           --        (1,035)           --
Other                                        --          262           (7)           --           255
                                        -------      -------      -------       -------       -------
Total                                   $    --      $ 8,187      $(1,396)      $(1,035)      $ 5,756
                                        =======      =======      =======       =======       =======

               Fiscal 2002 Restructuring Charges.

               Plan FY02Q2 Restructuring Charges. During June 2001, the Company adopted a restructuring plan in order to centralize certain of its product development functions in Rockville, MD from two remote offices. This resulted in the closure of one office and reduction of space occupied in another office, as well as the relocation and termination of approximately 10 and 40 employees, respectively. As a result, the Company recorded a restructuring charge related to the product development consolidation of approximately $2.4 million during the three months ended August 31, 2001.

               The following table sets forth a summary of Plan FY02Q2 restructuring charges, payments made against those charges and the remaining liabilities as of November 30, 2002 (in thousands):

                                                  Utilization
                                                  of cash in
                                       Balance    nine months   Balance as
                                      as of Feb    ended Nov.    of Nov.
         PLAN FY02Q2                   28, 2002     30, 2002    30, 2002
                                      ---------   -----------   ----------
Lease obligations and terminations      $1,072      $ (278)      $  794
Severance and related benefits              93         (93)          --
Impairment charges and write-downs          --          --           --
Other                                       15         (15)          --
                                        ------      ------       ------
Total                                   $1,180      $ (386)      $  794
                                        ======      ======       ======

               Plan FY02Q3 Restructuring Charges ("Plan FY02Q3"). During October 2001, the Company announced and implemented an additional restructuring plan designed to reduce expenses as a result of expected reduction in revenue caused by client concerns about committing to large capital projects in the face of weakening global economic conditions. We believe that these concerns were heightened further by the terrorist attacks in the United States on September 11, 2001 making it difficult for us to accurately forecast our revenues while global economic conditions were uncertain. Actions taken included a reduction in the Company's employee workforce and a reduction in the amount of office space to be used in certain of the Company's leased facilities. Involuntary employee terminations totaled 123 across most business functions and geographic regions through November 30, 2001. All terminated employees were notified by November 30, 2001. The Company recorded a charge for severance and related benefits of approximately $1.9 million during the three months ended November 30, 2001. The Company recorded a facility charge of approximately $2.3 million during the three months ended November 30, 2001 resulting from approximately $0.7 million related to the abandonment of leased office space in two offices as well as approximately $1.6 million from the expected loss of sublease rental income on office space closed in fiscal 1999. These costs include management's best estimates of the remaining lease obligations and loss of sublease rental income.

               The following table sets forth a summary of Plan FY02Q3 restructuring charges, payments made against those charges and the remaining liabilities as of November 30, 2002 (in thousands):

                                                Adjustments
                                                 to Plan
                                                   FY02Q3     Utilization
                                                 charges in   of cash in
                                    Balance as  three months  nine months  Balance as
                                     of Feb 28,  ended Aug.   ended Nov.    of Nov.
        PLAN FY02Q3                     2002     31, 2002      30, 2002     30, 2002
                                        ----     --------      --------     --------
Lease obligations and terminations      $ 517      $  --        $(195)        $ 322
Severance and related benefits            151         69          (41)          179
Impairment charges and write-downs         --         --           --            --
Other                                      --         --           --            --
                                        -----      -----        -----         -----
Total                                   $ 668      $  69        $(236)        $ 501
                                        =====      =====        =====         =====

               Fiscal 1999 Restructuring Charges

               Plan FY99 Restructuring Charges ("Plan FY99"). During the third and fourth quarters of fiscal 1999, the Company implemented a restructuring plan aimed at reducing costs and returning the Company to profitability. Actions taken included a reduction in the Company's workforce of 412 employees across all business functions in the United States, the abandonment of future lease commitments on office facilities that were closed and write-downs of operating assets, goodwill and capitalized software made in accordance with SFAS 121.

               The following table sets forth a summary of Plan FY99 restructuring charges, payments made against those charges and the remaining liabilities as of November 30, 2002 (in thousands):

                                                     Utilization
                                                     of cash in
                                         Balance     nine months     Balance as
                                        as of Feb     ended Nov.       of Nov.
           PLAN FY99                     28, 2002     30, 2002        30, 2002
                                         --------     --------        --------
Lease obligations and terminations        $3,708        $ (379)        $3,329
Severance and related benefits                --            --             --
Impairment charges and write-downs            --            --             --
Other                                        179           (70)           109
                                          ------        ------         ------
Total                                     $3,887        $ (449)        $3,438
                                          ======        ======         ======


               The following table sets forth a summary of total restructuring and impairment charges, payments made against those charges and the remaining liabilities as of November 30, 2002 (in thousands):


                                                      Charges and                     Non-cash
                                                      adjustments   Utilization        asset
                                                       to charges     of cash         disposal
                                                        in nine       in nine        losses in
                                          Balance       months         months        nine months       Balance as
                                         as of Feb     ended Nov.     ended Nov.      ended Nov.        of Nov.
           ALL PLANS                     28, 2002       30, 2002      30, 2002         30, 2002        30, 2002
                                         --------       -------       --------         --------        --------
Lease obligations and terminations        $ 5,297        $ 7,484        $  (978)        $    --         $11,803  (3)
Severance and related benefits                244          6,520         (3,991)             --           2,773
Impairment charges and write-downs             --          2,484             --          (2,484)             --
Other                                         194            508           (191)           (135)            376
                                          -------        -------        -------         -------         -------
Total                                     $ 5,735  (1)   $16,996        $(5,160)        $(2,619)        $14,952  (2)
                                          =======        =======        =======         =======         =======

               (1) $1.6 million and $4.1 million are included in other accrued current liabilities and other non-current liabilities, respectively, in the consolidated balance sheet as of February 28, 2002.

               (2) $6.0 million and $9.0 million are included in other accrued current liabilities and other non-current liabilities, respectively, in the consolidated balance sheet as of November 30, 2002.

               (3)  Certain lease obligations extend through fiscal year 2009.

9.   Income Taxes

               Income tax expense of $0.7 million and $21.5 million was recorded for the three and nine-month periods ended November 30, 2002, respectively. Management regularly evaluates the realizability of its deferred tax assets given the nature of its operations and the tax jurisdictions in which it operates. Based on various factors including cumulative losses for fiscal 2001, 2002 and 2003, when adjusted for non-recurring items, the size of our expected loss for fiscal 2003 and estimates of future profitability, management has concluded that future income will, more likely than not, be insufficient to recover its net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets ( net operating loss carryforwards), we recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the nine months ended November 30, 2002. Despite the valuation allowance, these deferred tax assets and the future tax-deductible benefits related to these deferred tax assets will remain available to offset future taxable income. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.


10.  Credit Facility and Restricted Cash

               We have a one-year committed revolving credit facility with Bank of America, N.A. ("BOA") for $20.0 million, as amended, that expires on February 28, 2003. Under its terms, we may request cash advances, letters of credit, or both. We may make borrowings under the facility for working capital purposes, acquisitions or otherwise. The facility requires us to comply with various operating performance, net worth, leverage and liquidity covenants, restricts us from declaring or paying cash dividends and limits the amount of cash paid for acquisitions. The financial covenants under this facility are as follows:

               - Consolidated EBITDA (as defined in the credit facility, as amended) must be equal to or greater than negative 2.5% of consolidated stockholders' equity for the fiscal quarters ended February 28, 2002 and May 31, 2002, not less than negative $16.0 million for the quarter ended August 31, 2002, not less than negative $5.0 million for quarter ending November 30, 2002 and not less than $0 for the quarter ended February 28, 2003;

               - Cash, cash equivalents and marketable securities ("liquidity") cannot be less than $125 million;

               - Consolidated stockholders' equity cannot be less than $250 million plus 50% of consolidated net income (if greater than $0) plus 100% of increases in stockholders' equity after February 28, 2002 as a result of issuance of common stock; and.

               - Leverage ratio ((total liabilities (excluding convertible debt) plus outstanding letters of credit) divided by stockholders' equity) cannot exceed 50%.

               As of November 30, 2002, we had $14.1 million in letters of credit outstanding under this line to secure our lease obligations for office space. We were in compliance with all financial covenants as of November 30, 2002 except for the consolidated EBITDA covenant. We are in the process of obtaining a waiver for this violation. In event BOA does not grant a waiver, they can terminate their commitment to make further loans and letter of credit extensions under the credit facility. We paid cash in November 2002 for the remaining $23.6 million of consideration payable for the WDS acquisition. The credit facility only allowed us to pay up to $15.0 million in cash per acquisition prior to being amended in November 2002 to allow for the WDS acquisition payment. Prior to receiving this amendment to the credit facility, BOA required the Company to deposit sufficient cash to provide collateral for outstanding letters of credit. The Company has classified such amounts as restricted cash in the condensed consolidated balance sheet as of November 30, 2002.

11.  Supplemental Cash Flow Information.

               The Company paid total interest of $12.7 million and $12.6 million during the nine months ended November 30, 2002 and 2001, respectively.

               Supplemental information of non-cash financing activities is as follows:

               We recorded approximately $4.5 million and $0.5 million in capital leases during the nine months ended November 30, 2002 and 2001, respectively.

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

          Overview:

               We are a leading global provider of supply chain management and pricing and revenue optimization solutions. We also provide solutions for supplier relationship management, and service & parts management. Our solutions help companies lower operating costs, improve customer service, increase revenue, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in how goods and services are brought to market, how they are sold and how they are serviced and maintained. Our Enterprise Profit Optimization(TM) solutions, which combine the proven cost-reducing power of our solutions with the revenue-enhancing capability of pricing and revenue optimization solutions, provide additional benefits by providing businesses with the ability to simultaneously optimize cost and revenue to enhance profitability on an enterprise-wide basis. These solutions integrate pricing, forecasting, and operational planning and execution to help companies enhance margins across their enterprises and extended trading networks.

               Our supply chain management solutions help companies plan, optimize and execute their supply chain processes. These processes include manufacturing, distribution and service operations, and collaboration with a company's extended trading network of suppliers and customers. Our supplier relationship management solutions help improve the activities required to design, source, and procure goods and to collaborate more effectively with key suppliers of direct materials. Our pricing and revenue optimization solutions help optimize a company's demand chain, including pricing and promotions to all customers through all channels, with the aim of balancing the trade-offs between profitability and other strategic objectives such as market share. Our service & parts management solutions help companies optimize and manage their service and parts operations by effectively planning and scheduling maintenance programs, parts, materials, tools, manpower and repair facilities to profitably provide the highest levels of customer service. We also provide strategic consulting, implementation and customer support services to our clients as part of our solutions.

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

               As a result of deterioration in the markets for our products and services due to the progressive weakening of global economic conditions during fiscal 2002, the Company faced new challenges in its ability to grow revenue, improve operating performance and expand market share. The weakening macroeconomic environment included a recession in the United States economy that was fueled by substantial reductions in capital spending by corporations world-wide, especially spending on information technology. Economic conditions deteriorated more severely in response to the terrorist attacks in the United States on September 11, 2001, subsequent bioterrorism threats and resulting political and military actions. During our second and third quarters of fiscal 2002, we experienced delays in consummating software license transactions, especially during the last few days of the quarter ended August 31, 2001. The delays were caused by prospects' concerns about committing to large capital projects in the face of uncertain global economic conditions. We believe that these concerns were heightened further by the terrorist attacks in the United States on September 11, 2001 making it difficult for us to accurately forecast our revenues while global economic conditions were uncertain. Late in our quarter ended November 30, 2001, we began to see improvements in closure rates on software license transactions. Our closure rates on software license transactions continued to improve during our quarter ended February 28, 2002, as evidenced by increases in software revenue as compared to our second and third quarters of fiscal 2002.

               As we entered into fiscal 2003, global economic conditions and information technology spending appeared to be stabilizing. However, capital spending by corporations, especially spending on enterprise application software, continued to be weak. In addition, we believe that market conditions overseas, especially in Europe, tend to lag the United States. As enterprise application software spending by United States and European corporations further slowed late in our quarter ended May 31, 2002 and into our quarters ended August 31, 2002 and November 30, 2002, our financial performance was adversely affected. The lengthening of sales cycles in recent quarters, especially the second and third quarters of fiscal 2002 and fiscal 2003 to date have caused our software revenue and total revenue to be much lower than the second half of fiscal 2001 and the first quarter of fiscal 2002, adversely affecting our operating performance. Demand for our pricing and revenue optimization and our supplier relationship management products has been more severely impacted than our supply chain management and service & parts management products for which there are more mature markets. Although our markets in most industries and geographies have deteriorated, industries most severely impacted include, among others, manufacturing, chemical & energy, high technology and travel, transportation & hospitality. Industries less affected include automotive, consumer packaged goods, food & agriculture, life sciences and retail, as consumer spending, especially in the United States, has remained stable. Our clients and prospects in these markets have continued to invest in application software, including our offerings, although at reduced rates. The Company has not lost any major customers or contracts in recent quarters that have negatively impacted revenue. The Company has experienced a decline in the average selling price ("ASP") per software license transaction over the past three-quarters. This is attributable to the Company having no software license transactions greater than $5.0 million during the nine months ended November 30, 2002 as compared to four in the comparable prior period and customers generally licensing fewer software modules. Currently, it is unclear when or if our average selling price per license transaction will decrease, stabilize or increase. We believe market conditions will continue to be challenging for us in the near-term as longer sales cycles and delays in decision making on software purchases may persist.

               In response to the weakness in spending on enterprise application software, we enacted a number of cost containment and cost reduction measures in our second and third quarters of fiscal 2003, in addition to those implemented during fiscal 2002, to reduce our cost structure. In our second quarter of fiscal 2003, we reduced our employee workforce by 9% across the organization, reduced the number of contractors, implemented a mandatory unpaid leave program for all U.S. employees during the first week in July and a voluntary week of unpaid leave during our second quarter of fiscal 2003 for our European employees and consolidated some of our smaller field offices. These cost containment and cost reduction measures resulted in restructuring and impairment charges of approximately $8.8 million in the quarter ending August 31, 2002 for severance and related benefits associated with involuntary terminations, lease termination costs, contract termination costs and impairment charges on our sales force automation software, property, equipment and leasehold improvements.

               In our third quarter of fiscal 2003, we reduced our employee workforce by an additional 12% across the organization, further reduced the number of contractors, implemented another mandatory unpaid leave program for all U.S. employees during the first week in September and another voluntary week of unpaid leave during our third quarter of fiscal 2003 for our European employees, consolidated some of our smaller field offices and further reduced discretionary spending. These cost containment and cost reduction measures resulted in restructuring and impairment charges of approximately $8.2 million in the quarter ending November 30, 2002 for severance and related benefits associated with involuntary terminations, lease termination costs, and impairment charges on property, equipment and leasehold improvements.

               Our implementation of cost containment and cost reduction initiatives during our second and third quarters of fiscal 2003 better aligned our operating cost structure with the anticipated revenue levels due to the downturn in the global economy. This is evidenced by the decrease in total expenditures, when adjusted for non-cash items and restructuring and impairment charges, as compared to total revenue. Total operating expenses, for our third quarter of fiscal 2003, excluding non-cash items (amortization of developed technology and intangibles, non-cash stock compensation expense, purchased research and development and impairment charges) and restructuring charges, decreased 20.1%, or $18.2 million, from the total for our first quarter of fiscal 2003, compared to a decrease in total revenues of 16.4%, or $12.2 million, over the same period.

               In the aggregate, we expect that all cost containment and cost reduction measures implemented in fiscal 2003 will reduce our cost structure by approximately $80 million on an annualized basis.


          Results of Operations:

               The following table includes the condensed consolidated statements of operations data for the three and nine months ended November 30, 2002 and 2001 expressed as a percentage of revenue:

                                                   Three months ended November 30,  Nine months ended November 30,
                                                          2002           2001           2002           2001
                                                         ------         ------         ------         ------
REVENUE:
     Software                                              22.6%          31.2%          27.4%          38.8%
     Services                                              40.3%          38.8%          38.5%          34.8%
     Support                                               32.7%          26.8%          29.9%          23.1%
     Reimbursed expenses                                    4.4%           3.2%           4.2%           3.2%
                                                         ------         ------         ------         ------

         Total revenue                                    100.0%         100.0%         100.0%         100.0%
                                                         ------         ------         ------         ------

OPERATING EXPENSES:
     Cost of software                                       7.0%           6.7%           7.5%           6.3%
     Amortization of acquired technology                    5.7%           3.7%           4.9%           2.8%
     Cost of services and support                          38.0%          33.2%          36.2%          30.0%
     Cost of reimbursed expenses                            4.4%           3.2%           4.2%           3.2%
     Sales and marketing                                   33.0%          37.9%          36.7%          38.4%
     Product development                                   22.6%          24.3%          23.3%          22.8%
     General and administrative                            11.3%           9.0%          10.3%           8.9%
     Amortization of intangibles                            1.6%          30.7%           1.4%          26.4%
     Restructuring and impairment charges                  13.1%           5.9%           8.2%           2.8%
     Purchased research and development                      --             --            1.8%            --
     Non-cash stock compensation expense (benefit)          1.2%           1.8%           1.3%          (1.8)%
     IRI settlement                                          --            4.4%            --            1.3%
                                                         ------         ------         ------         ------

         Total operating expenses                         138.0%         160.8%         135.8%         141.1%
                                                         ------         ------         ------         ------

Loss from operations                                      (38.0)%        (60.8%)        (35.8)%        (41.1%)
Other expense, net                                         (2.6)%        (17.3)%         (2.6)%         (5.2)%
                                                         ------         ------         ------         ------

Loss before income taxes                                  (40.6%)        (78.0%)        (38.4%)        (46.4%)
Provision for (benefit from) income taxes                   1.1%         (14.7%)         10.4%          (8.4%)
                                                         ------         ------         ------         ------

Net loss                                                  (41.7)%        (63.3%)        (48.7)%        (38.0%)
                                                         ======         ======         ======         ======

               The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation expense (benefit) as follows (in thousands):

                                 Three months ended November 30,  Nine months ended November 30,
                                 -------------------------------  ------------------------------
                                       2002            2001            2002             2001
                                     -------         -------         -------          -------
Cost of services and support         $   390         $   535         $ 1,296          $  (390)
Sales and marketing                      209             537             719           (2,166)
Product development                       59             115             244           (1,393)
General and administrative                96             116             418             (211)
                                     -------         -------         -------          -------
                                     $   754         $ 1,303         $ 2,677          $(4,160)
                                     =======         =======         =======          =======

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

               We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software, valuation of long-lived assets, including intangible assets and impairment review of goodwill, deferred income taxes and restructuring-related expenses. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the audited financial statements and notes included in the Annual Report on Form 10-K of the Company for the fiscal year ended February 28, 2002.


          Revenue Recognition

               Our revenue consists of software revenue, services revenue, support revenue and reimbursed expenses. Software revenue is generally recognized upon execution of a software license agreement and shipment of the software, provided the fees are fixed and determinable and collection is considered probable in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions ("SOP 98-9")," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition." If the Company determines that the arrangement fee is not fixed or determinable at the outset of the customer arrangement, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable. If the Company determines that collectibility is not probable at the outset of the customer arrangement, the Company defers the revenue and recognizes the revenue when payment is received. If a software license contains customer acceptance criteria or a cancellation right, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Fees are allocated to the various elements of software license agreements using the residual method, based on vendor specific objective evidence ("VSOE") of fair value of any undelivered elements of the arrangement. VSOE of fair value for support services is measured by the renewal rate. VSOE of fair value for implementation services is based upon separate sales of services at stated hourly rates by level of consultant. Under the residual method, the Company defers revenue for the fair value of its undelivered elements based on VSOE of fair value and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 have been met.

               Typically, payments for software licenses are due within twelve months from the agreement date. Where software license agreements call for payment terms of twelve months or more from the agreement date, software revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. When we provide services that are considered essential to the functionality of software products sold or if software sold requires significant production, modification or customization, we recognize revenue on a percentage-of-completion basis in accordance with SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." In these cases, revenue is recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

               Implementation services are separately priced and sold, generally available from a number of suppliers and typically are not essential to the functionality of our software products. Implementation services, which include project management, systems planning, design and implementation, customer configurations and training are typically billed on an hourly basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly basis are recognized as the work is performed. On fixed price contracts, services revenue is recognized using the percentage-of-completion method of accounting by relating labor hours incurred to date to total estimated labor hours.

               Support revenue includes post-contract customer support and the rights to unspecific software upgrades and enhancements. Support revenue from customer support services are generally billed annually with the revenue being deferred and recognized ratably over the support period.

               To date, the number of fixed price services engagements and services engagements considered to be essential to the functionality of our software products (both situations requiring use of the percentage-of-completion method) have been insignificant. However, if we enter into more of these types of arrangements in the future, our reported revenue and operating performance will be subject to increased levels of estimates and uncertainties.

               The estimation process inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software and services revenue and related expenses reported in our Condensed Consolidated Financial Statements. A number of internal and external factors can affect our estimates to complete client engagements including skill level and experience of project managers and staff assigned to engagements and continuity and attrition level of implementation consulting staff. Changes in the estimated stage of completion of a particular project could create variability in our revenue and results of operations if we are required to increase or decrease previously recognized revenue related to a particular project or we expect to incur a loss on the project.

          Allowance for Doubtful Accounts

               For each of the three years in the period ended February 28, 2002, and for the nine months ended November 30, 2002, our provision for doubtful accounts has ranged between approximately 1% and 3% of total revenue. We initially record the provision for doubtful accounts based on our historical experience of write-offs and adjust our allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, our historical write-off experience, the credit worthiness of the customer, the economic conditions of the customer's industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company's future provision for doubtful accounts. If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. Based on our total revenue reported for the quarter ended November 30, 2002, our provision for doubtful accounts would change by $0.6 million in any given quarter for a 1% change in proportion of total revenue. The provision for doubtful accounts is included in sales and marketing expense (for software license receivables) and cost of services and support (for services and support revenue), in the condensed consolidated statement of operations.

        Capitalized Software Development Costs

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

                In future periods, if we determine that technological feasibility occurs at a later date, such as coincident with general product release to clients, we may not capitalize any software development costs, which have ranged between $2.1 million and $3.6 million per quarter during fiscal 2001 through fiscal 2003. This would increase our reported operating expenses in the short-term. The estimated economic life of our capitalized software development costs is subject to change in future periods based on our experience with the length of time our products or enhancements are being or are expected to be used. A change in the expected economic life of our capitalized software development costs of six months would change our quarterly operating expenses by $(0.6) million to $1.0 million.

        Valuation of Long-Lived Assets, Including Intangible Assets and Impairment Review of Goodwill

                We assess the impairment of long-lived assets, including intangible assets and internally developed software, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. In addition, at each balance sheet due date, the Company compares the net realizable value of capitalized software development costs to the unamortized capitalized costs. To the extent the unamortized capitalized costs exceed the net realizable value, the excess amount is written off. Other intangible assets, including acquired technology, are amortized over periods ranging from two to seven years.

                Evaluating long-lived assets for impairment involves judgments as to when an asset may potentially be impaired. We consider there to be a risk of impairment if there is a significant decrease in the market value of an asset, there is a significant change in the extent or intended use of an asset, or generated or forecasted operating or cash flow losses indicate continuing losses from an asset used to produce revenue.

                As of November 30, 2002 our net book value of long-lived assets, consisted of the following (in thousands):


           Property and equipment                              $ 32,616
           Software development costs                            13,416
           Software developed for internal use                    2,653
           Goodwill                                             283,613
           Acquired technology                                   44,724
           Customer relationships                                21,660
                                                                 ------
                                                                398,682
                                                                =======


                The estimated economic useful life of our long-lived and intangible assets is subject to change in future periods based upon the intended use of the asset or period of time revenues are expected to be generated. On March 1, 2002, we adopted SFAS 142 and as a result, we no longer amortize goodwill. We performed the initial impairment review of our goodwill required by SFAS 142 during the first quarter of fiscal 2003 and no impairment losses were recognized. During the quarters ended August 31, 2002 and November 30, 2002, we experienced adverse changes in our stock price resulting from a decline in our financial performance and adverse business conditions that have affected the technology industry, especially application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002 and November 30, 2002 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company's market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price remains near or lower than recent levels such that the implied fair value of the Company is significantly less than stockholders' equity for a sustained period of time, among other factors, we may be required to record an impairment loss related to goodwill below its carrying amount. We will perform a test for goodwill impairment at February 28, 2003, which is our annual date for goodwill impairment review. Please refer to Note 2 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this report for further discussion of SFAS 142 and see "Factors That May Affect Future Results - Risks Related to Our Business."

                Determining the implied fair value of goodwill involves judgments as to when an impairment may exist, as well as estimates used to compute the implied fair value. If the estimates used to calculate the implied fair value of goodwill were to change such that the fair value dropped below stockholders' equity, this could result in an impairment charge for some or all of our goodwill balance.

        Deferred Income Taxes

                We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." We assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded. During the nine months ended November 30, 2002, we did not record a deferred income tax benefit to offset our loss before income taxes. Based on various factors, including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of our expected loss for fiscal 2003 and estimates of future profitability, management has concluded that future income will, more likely than not, be insufficient to recover its net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets (net operating loss carryforwards), we recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the nine months ended November 30, 2002. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

        Restructuring-Related Expenses

                The Company's restructuring charges are comprised primarily of:
        (i) severance and associated employee benefits related to the involuntary reduction of the Company's workforce; (ii) lease termination costs and/or costs associated with permanently vacating its facilities ("abandonment"); and (iii) impairment costs related to certain long-lived assets and leasehold improvements abandoned. The Company accounts for the costs associated with the reduction of the Company's workforce in accordance with EITF 94-3. Accordingly, the Company records the liability related to involuntary termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations, and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities. The Company accounts for lease termination costs in accordance with EITF 94-3. Accordingly, the Company records the costs associated with lease termination and/or abandonment when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan; (ii) the plan specifically identifies all activities that will not be continued, including the method of disposition and location of those activities, and the expected date of completion; (iii) the period of time to implement the plan does not indicate changes to the plan are likely; and (iv) the leased property has no substantive future use or benefit to the Company. The Company records the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income or the expected lease termination fees or penalties. The Company accounts for costs related to long-lived assets abandoned in accordance with SFAS 144 and, accordingly, charges to expense the net carrying value of the long-lived assets when the Company ceases to use the assets.

                Inherent in the estimation of the costs related to the Company's restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish lease abandonments. Changing business and real estate market conditions may affect the assumptions related to the timing and extent of the Company's ability to sublease vacated space. The Company reviews the status of restructuring liabilities on a quarterly basis and, if appropriate, records changes to its restructuring liabilities based on management's most current estimates.

        REVENUE:

                Software Revenue. Software revenue decreased 36.4%, or $8.1 million, and 38.4%, or $35.3 million for the three and nine months ended November 30, 2002, respectively, as compared to the same periods in 2001. The decrease in software revenue was due to the continued weakness of the global economy and related decline in spending for enterprise application software, which resulted in a decrease in the ASP for our software for the three and nine months ended November 30, 2002 and a decrease in the number of significant software transactions consummated during the three and nine months ended November 30, 2002.

                The following table summarizes our significant software transactions consummated during the three and nine months ended November 30, 2002 and November 30, 2001:

                                          Three Months Ended              Nine Months Ended
                                             November 30,                   November 30,
                                          2002           2001           2002            2001
                                       ------------    ----------     ----------     -----------
Significant Software Transactions (1)
-------------------------------------
Number of transactions                           22           24             70              81
Average selling price (in thousands)          $ 596        $ 843          $ 754         $ 1,087



        (1) Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

        The following table summarizes the number of software transactions of $1.0 million or greater:

                                                   Three Months Ended              Nine Months Ended
                                                      November 30,                    November 30,
                                                   2002            2001           2002           2001
                                                ------------     ---------      ----------    -----------
Software transactions $1.0 million - $2.49
  million                                            3              8              13             17
Software transactions $2.5 million - $4.9
  million                                            0              1               2              4
Software transactions $5.0 million or greater        0              0               0              4
                                                ------------     ---------      ----------    -----------
Total software transactions $1.0 million or
  greater                                            3              9              15             25
                                                ------------     ---------      ----------    -----------


                We believe the reduction in software transactions of $1.0 million or greater in the three and nine months ended November 30, 2002 is the result of companies becoming more cautious and deliberate regarding commitments to large capital expenditures, especially spending for enterprise application software, due to the uncertain global economic conditions, as evidenced by:

                - the decrease in the number of software transactions of $2.5 million or greater in the three and nine months ended November 30, 2002 as compared to the same period in 2001; and

                - customers licensing fewer software modules in the nine months ended November 30, 2002 as compared to the same period in 2001.

                Services Revenue. Services revenue decreased 8.9%, or $2.4 million, and decreased 3.6%, or $3.0 million during the three and nine months ended November 30, 2002, respectively, compared to the same periods in 2001. The decrease in services revenue during the three and nine months ended November 30, 2002 was the result of the decrease in the number of completed software license transactions in fiscal 2002 and fiscal 2003, and was offset by the services revenue from WDS. As a result of the decline in the number of completed software license transactions in fiscal 2002 and fiscal 2003, we believe that services revenue in fiscal 2003 will be lower than fiscal 2002. Services revenue tends to track software license revenue in prior periods. See "Forward Looking Statements" and "Factors That May Affect Future Results."

                Support Revenue. Support revenue increased 7.3%, or $1.4 million, and 12.7%, or $7.0 million during the three and nine months ended November 30, 2002, respectively, compared to the same period in 2001. The increase in support revenue during the three and nine months ended November 30, 2002 was due to the increase in the base of clients that have licensed our software products and entered into annual support arrangements coupled with renewals of annual support agreements by our existing client base and the WDS acquisition. In the past, we have experienced high rates of renewed annual support contracts. There can be no assurance that this renewal rate will continue. See "Forward Looking Statements" and "Factors That May Affect Future Results."

                International Revenue. We market and sell our software and services internationally, primarily in Europe, Asia, Canada and Latin America. Revenue outside of the United States was 27.8% and 30.5% of total revenue, or $17.3 million and $21.6 million, during the three months ended November 30, 2002 and 2001, respectively, and 24.5% and 27.8% of total revenue, or $50.6 million and $65.9 million, during the nine months ended November 30, 2002 and 2001, respectively. The decrease in this revenue resulted from the progressive weakening of global economic conditions, especially in the European economies, which resulted in delayed buying decisions by prospects and customers for our products.

        OPERATING EXPENSES:

                Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three and nine months ended November 30, 2002 and 2001 (in thousands):

                                           Three Months Ended               Nine Months Ended
                                              November 30,                    November 31,
                                          2002             2001            2002           2001
                                       ------------     -----------     -----------    -----------
Amortization of capitalized software   $    2,911       $    2,568      $    9,323     $    8,522
  Percentage of software revenue            20.7%            11.6%           16.4%           9.3%
Other costs of software                     1,454            2,182           6,172          6,326
  Percentage of software revenue            10.3%             9.9%           10.9%           6.9%
                                       ------------     -----------     -----------    -----------
Total cost of software                 $    4,365       $    4,750      $   15,495     $   14,848
  Percentage of software revenue            31.0%            21.4%           27.3%          16.1%

                The decrease in cost of software during the three months ended November 30, 2002 compared to the same period in 2001 was the result of decreased royalty fees due to lower software revenue, offset by higher amortization of capitalized software development costs. The increase in cost of software during the nine months ended November 30, 2002 was the result of increased amortization of capitalized software development costs. Amortization of capitalized software development costs does not vary with software revenue.

                Amortization of Acquired Technology. In connection with our acquisition of WDS in April 2002 and certain previous acquisitions, we acquired developed technology that we offer as part of our integrated solutions. Acquired technology is amortized over periods ranging from four to six years. Including the impact of our fiscal 2003 acquisitions, we expect amortization of acquired technology to be approximately $3.6 million per quarter through our fourth quarter fiscal 2005.

                Cost of Services and Support. Cost of services and support primarily includes personnel and third party contractor costs. Cost of services and support as a percentage of related revenue was 52.1% and 50.6% in the three months ended November 30, 2002 and 2001, respectively, and 52.9% and 51.8% during the nine months ended November 30, 2002 and 2001, respectively. Cost of services and support remained flat during the three months ended November 30, 2002, compared to the same period in 2001, and increased 5.1%, or $3.6 million, during the nine months ended November 30, 2002, compared to the same period in 2001. The increase in cost of services and support during the nine months ended November 30, 2002 was attributable to an increase in support royalties paid to third parties and the WDS acquisition in April 2002, offset by the implementation of our cost containment and cost reduction initiatives.

                Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased 23.4%, or $6.3 million, and 16.7%, or $15.2 million, during the three and nine months ended November 30, 2002, respectively, compared to the same periods in 2001. The decreases during the three and nine months ended November 30, 2002 were due to:

                - an overall decrease in the average number of sales, marketing and business development employees to 208 and 230 for the three and nine months ended November 30, 2002 compared to 254 and 259 for the same periods in fiscal 2002. This was the result of cost containment and cost reduction measures implemented in the second half of fiscal 2002 and fiscal 2003;

                - a decrease in sales commissions due to lower software revenue; and

                - a decrease in promotional spending, travel, advertising and public relations spending resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2002 and fiscal 2003.

                Product Development. Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third party contractors. The following table sets forth product development costs for the three and nine months ended November 30, 2002 and 2001 (in thousands):

                                                   Three Months Ended              Nine Months Ended
                                                      November 30,                    November 30,
                                                   2002           2001            2002           2001
                                                -----------    -----------      ----------    -----------
Gross product development costs                 $   16,202     $   19,716       $  56,636     $   61,704
  Percentage of total  revenue                       26.0%          27.8%           27.4%          26.0%
Less:  Capitalized software development costs        2,107          2,484           8,328          7,711
  Percentage of total  revenue                        3.4%           3.5%            4.0%           3.3%
                                                -----------    -----------      ----------    -----------
Product development costs, as reported          $   14,095     $   17,232       $  48,308     $   53,993
  Percentage of total  revenue                       22.6%          24.3%           23.3%          22.8%

                Gross product development costs decreased 17.8%, or $3.5 million, and 8.2%, or $5.1 million, during the three and nine months ended November 30, 2002, respectively, compared to the same periods in 2001. This was due to:

                - an increase in the proportion of our development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India's lower wage scale;

                - a decrease in wages during the nine months ended November 30, 2002 due to the mandatory unpaid leave program for all U.S. employees in our second and third quarters of fiscal 2003; and

                - a decrease in the average number of contractors in the United States resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2002 and in fiscal 2003, respectively.

                This decrease was offset by an increase in gross product development costs resulting from the WDS acquisition in April 2002.

                The decrease in capitalized software development costs in the three months ended November 30, 2002 was due to the decreases listed above. The increase in capitalized product development costs in the nine months ended

        November 30, 2002 was due to increased costs associated with our latest product release completed in May 2002, offset by the decreases listed above.

                General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses increased 10.7%, or $0.7 million, and increased 0.8%, or $0.2 million, during the three and nine months ended November 30, 2002, respectively, compared to the same periods in 2001. The changes in the three and nine months ended November 30, 2002 was due to an increase in costs resulting from the WDS acquisition in April 2002 and increases in professional services fees, partially offset by a decrease in the average number of general and administrative employees resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2002 and fiscal 2003.

                Amortization of Intangibles. Our acquisition of WDS in April 2002 and certain previous acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from two to seven years. Amortization of intangibles decreased by $20.8 million and $59.9 million during the three and nine months ended November 30, 2002 compared to the same periods in 2001. This decrease resulted from our adoption of SFAS 142 on March 1, 2002, which requires that we no longer amortize goodwill and assembled workforce. Details of our amortization of intangibles are included in Note 5 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

                Restructuring and Impairment Charges. We adopted restructuring plans in the second and third quarters of fiscal 2003 and the second and third quarters of fiscal 2002. In connection with our decision to implement these plans, we incurred charges of $8.2 million and $17.0 million in the three and nine months ended November 30, 2002, respectively, and $4.2 million and $6.6 million in the three and nine months ended November 30, 2001, respectively.

                The following table sets forth a summary of restructuring and impairment charges, net of adjustments, for the three and nine months ended November 30, 2002 and 2001 (in thousands):


                                                   Three Months Ended              Nine Months Ended
                                                      November 30,                    November 30,
                                                   2002           2001            2002           2001
                                                -----------    -----------      ----------    -----------
Severance and related benefits                  $    3,633     $    1,893       $   6,520     $    2,318
Lease obligations and terminations                   3,273          2,300           7,484          3,653
Impairment charges                                   1,035             --           2,484            144
Other                                                  218             --             508            497
                                                ----------     ----------       ---------     ----------
Total restructuring and impairment charges      $    8,159     $    4,193       $  16,996     $    6,612
                                                ==========     ==========       =========     ==========


                The impact to reported basic and diluted earnings per share as a result of the restructuring and impairment charges was $0.12 and $0.24 for the three and nine months ended November 30, 2002, respectively, and $0.04 and $0.06 for the three and nine months ended November 30, 2001, respectively.

                As a result of the adoption of our restructuring plans in fiscal 2003, we expect our operating expenses to be reduced by approximately $80.0 million annually. Details of our restructuring and impairment charges are included in Note 8 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

                Purchased Research and Development. Our acquisition of WDS included the purchase of technology that has not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. Accordingly, in the nine months ended November 30, 2002, $3.8 million of the purchase price for WDS was allocated to purchased research and development and expensed immediately in accordance with generally accepted accounting principles. Details of our acquisitions are included in Note 7 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this report.

                Non-Cash Stock Compensation Expense (Benefit). We recognized non-cash stock compensation expense of $0.8 million and $2.7 million during the three and nine months ended November 30, 2002 related to unvested stock options assumed in the acquisition of Talus Solutions, Inc. ("Talus") and $1.3 million and $(4.2) million during the three and nine months ended November 30, 2001 related to stock options that were repriced in January 1999 and unvested stock options assumed in the Talus acquisition. These amounts are included as a component of stockholders' equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation."

                Repriced Options:

                In January 1999, the Company repriced certain employee stock options, other than those held by executive officers or directors. Approximately 3.0 million options were repriced and the four-year vesting period started over. Under FIN 44, repriced options are subject to variable plan accounting, which requires compensation cost or benefit to be recorded each period based on changes in our stock price until the repriced options are exercised, forfeited or expire. This resulted in a benefit of $0 and $8.0 million during the three and nine months ended November 30, 2001, respectively. The initial fair value used to measure the ongoing stock compensation charge or benefit was $22.19 based on the closing price of our common stock on June 30, 2000. Since our stock price at the beginning and end of our first, second and third quarters of fiscal 2003 was below $22.19, no charge or benefit was recorded during the three and nine months ended November 30, 2002. As of November 30, 2002, approximately 0.9 million repriced options were still outstanding with a remaining vesting period of approximately three months. In future periods, we will record additional charges or benefits related to the repriced stock options still outstanding based on the change in our common stock price compared to the last reporting period. If our stock price at the beginning and end of any reporting period is below $22.19, no charge or benefit will be recorded.

                Unvested Stock Options - Talus Acquisition:

                As part of the Talus acquisition, we assumed all outstanding stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $0.8 million and $2.7 million in the three and nine months ended November 30, 2002, respectively, and $1.3 million and $3.7 million during the three and nine months ended November 30, 2001, respectively.

                IRI Settlement. In December 2001, the Company and Information Resources, Inc. ("IRI") settled a dispute for $8.6 million. We had previously recorded a liability of approximately $5.5 million in prior years related to this matter. The $3.1 million difference between the $5.5 million previously accrued and the total settlement of $8.6 million was expensed in the third quarter of fiscal 2002.

        OTHER EXPENSE, NET:

                Other expense, net, includes interest income from cash equivalents and marketable securities, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense was $1.6 million during the three months ended November 30, 2002 compared to other expense of $12.3 million in the prior year period, and was $5.3 million during the nine months ended November 30, 2002 compared to other expense of $12.4 million in the prior year period. This change relates to the Company recording an impairment loss of approximately $10.2 million relating to an other-than temporary decline in the fair value of its equity investment in Converge, Inc. during the three and nine months ended November 30, 2001, as well as lower interest income as a result of lower average invested cash and marketable securities and lower average interest rates in the three and nine months ended November 30, 2002. This was offset by foreign currency translation gains in the nine months ended November 30, 2002. Interest expense was approximately the same during the comparable periods.

        PROVISION FOR (BENEFIT) FROM INCOME TAXES:

                We recorded income tax expense of $0.7 million and $21.5 million during the three and nine months ended November 30, 2002. We did not record a deferred income tax benefit during the three and nine months ended November 30, 2002 and do not expect to record a deferred income tax benefit in future quarters when we incur a loss.

                During the nine months ended November 30, 2002, management concluded that based on various factors including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of our expected loss for fiscal 2003 and estimates of future profitability, future income will, more likely than not, be insufficient to cover its net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets (net operating loss carryforwards), we recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the nine months ended November 30, 2002. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

        NET LOSS:

                We reported a net loss of $26.0 million and $45.0 million, and $100.8 million and $90.1 million for the three and nine months ending November 30, 2002 and 2001, respectively. The increased net loss in the nine months ended November 30, 2002 compared to the same period a year ago was due to an increased operating loss (excluding non-cash charges and restructuring and impairment charges) and income tax charges in the fiscal 2003 periods compared to income tax benefits in the fiscal 2002 periods, offset by the favorable effect of the non-amortization provisions of SFAS 142 beginning March 1, 2002. Excluding the impact of amortization of acquired technology and intangibles, restructuring and impairment charges, purchased research and development charges associated with acquisitions, non-cash stock compensation expense (benefit), the Converge Investment impairment, the IRI settlement, a charge to record valuation allowances against deferred tax assets and the related tax effect, we would have reported net losses of $12.5 million and $7.6 million, and $44.1 million and $16.1 million for the three and nine months ended November 30, 2002 and 2001, respectively. The change is due to the effects of economic uncertainty and a related decline in spending for enterprise application software, as discussed above.

        LOSS PER COMMON SHARE:

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

                - the issuance of common stock to effect business combinations should we enter into such transactions; and

                - assumed or actual conversions of our convertible debt into common stock.

        LIQUIDITY AND CAPITAL RESOURCES:

                Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings and sales of equity securities. Our cash, cash equivalents and marketable securities in the aggregate decreased $100.3 million during the nine months ended November 30, 2002 to $132.8 million. Working capital decreased $110.6 million to $126.4 million at November 30, 2002. The decrease in cash, cash equivalents and marketable securities and working capital resulted from cash payments paid for the WDS and DFE acquisitions, two semi-annual interest payments on our convertible debt, capital expenditures associated with the move to our new corporate headquarters, a cash restriction requirement related to our line of credit with BOA (see Note 10 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this report), as well as losses from operations. Working capital was also negatively impacted by the valuation allowance recorded for the full amount of our net deferred tax assets, including $9.1 million of current deferred tax assets.

                Cash used in operations was $36.9 million and $25.6 million for the nine months ended November 30, 2002 and 2001, respectively. The $11.3 million change in operating cash flows in the nine months ended November 30, 2002 resulted from the increase in the Company's operating loss before non-cash items in the nine months ended November 30, 2002. Days sales outstanding ("DSO") in accounts receivable, which is calculated based on our third quarter revenue, decreased to 92 days as of November 30, 2002 versus 100 days as of November 30, 2001.

                Cash (used in) provided by investing activities was $(69.6) million and $30.8 million during the nine months ended November 30, 2002 and 2001, respectively. Investing activities consist of the sales and purchases of marketable securities, cash used as collateral for outstanding letters of credit which are classified as restricted cash on the condensed consolidated balance sheet as of November 30, 2002, purchases of property and equipment, purchases and capitalization of software and acquisitions and investments in businesses. Total purchases of property, equipment and software, including capitalization of software, were $22.4 million during the nine months ended November 30, 2002, an increase of $3.4 million over the comparable period in 2001. This increase was due to the completion of the buildout of our new corporate headquarters space during fiscal 2003. Acquisitions and investments in businesses, net of cash acquired, of $32.1 million during the nine months ended November 30, 2002 relate to the WDS and DFE acquisitions. Acquisitions and investments in businesses, net of cash acquired, of $40.8 million during the nine months ended November 30, 2001 relate to the acquisitions of Partminer Inc.'s CSD business and certain assets of SpaceWorks, Inc. and an investment in Converge, Inc. Purchases of marketable securities, net of sales, was $1.1 million during the nine months ended November 30, 2002 compared to net sales of $90.3 million during the nine months ended November 30, 2001.

                Cash provided by financing activities was $4.8 million and $8.3 million during the nine months ended November 30, 2002 and 2001, respectively. Cash provided by financing activities in the nine months ended November 30, 2002 consisted of borrowings on our equipment line of credit and proceeds from the exercise of stock options and employee stock plan purchases. Cash provided by financing activities in the nine months ended November 30, 2001 consisted of proceeds from the exercise of stock options and employee stock plan purchases.

                As of November 30, 2002, we had $250.0 million in 5% convertible subordinated notes outstanding (the "Notes"). The Notes bear interest at 5.0% per annum, which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $128.4 million and $176.9 million as of November 30, 2002 and February 28, 2002, respectively, based on market quotes. The Notes mature in November 2007 and are convertible by the holder into approximately 5.7 million shares of our common stock at a conversion price of $44.06 per share, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock, we subdivide, combine or reclassify our common stock, we issue rights to our common stockholders to purchase our common stock at less than market price, we make certain distributions of securities, cash or other property to our common stockholders(other than ordinary cash dividends), or we make certain repurchases of our common stock. The Notes do not have any financial covenants. On or after November 7, 2003, we may redeem the Notes in whole, or from time to time, in part, at our option. Redemption can be made on at least 30 days' notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price,expressed as a percentage of the principal amount, is:

             Redemption Period                  Redemption Price
             -----------------                  ----------------
November 7, 2003 through October 31, 2004             103%
November 1, 2004 through October 31, 2005             102%
November 1, 2005 through October 31, 2006             101%
November 1, 2006 through maturity                     100%


                We have a one-year committed revolving credit facility with a BOA for $20.0 million, as amended, that expires on February 28, 2003. Under its terms, we may request cash advances, letters of credit, or both. We may make borrowings under the facility for working capital purposes, acquisitions or otherwise. The facility requires us to comply with various operating performance, minimum net worth, leverage and liquidity covenants, restricts us from declaring or paying cash dividends and limits the amount of cash paid for acquisitions. The financial covenants under this facility are as follows:

                - Consolidated EBITDA (as defined in the credit facility, as amended) must be equal to or greater than negative 2.5% of consolidated stockholders' equity for the fiscal quarters ended February 28, 2002 and

                        May 31, 2002, not less than negative $16.0 million for the quarter ended August 31, 2002 and not be less than negative $5.0 million for quarter ending after November 30, 2002 and not less than $0 for the quarter ended February 28, 2003;

                - Cash, cash equivalents and marketable securities ("liquidity") cannot be less than $125 million;

                - Consolidated stockholders' equity cannot be less than $250 million plus 50% of consolidated net income (if greater than $0) plus 100% of increases in stockholders' equity after February 28, 2002 as a result of issuance of common stock; and

                - Leverage ratio ((total liabilities (excluding convertible debt) plus outstanding letters of credit) divided by stockholders' equity) cannot exceed 50%.

                As of November 30, 2002, we had $14.1 million in letters of credit outstanding under this line to secure our lease obligations for office space. We were in compliance with all financial covenants as of November 30, 2002 except for the consolidated EBITDA covenant. We are in the process of obtaining a waiver for this violation. In event BOA does not grant a waiver, they can terminate their commitment to make further loans and letter of credit extensions under the credit facility. We paid cash in November 2002 for the remaining $23.6 million of consideration payable for the WDS acquisition. The credit facility only allowed us to pay up to $15.0 million in cash per acquisition prior to being amended in November 2002 to allow for the WDS acquisition payment. Prior to receiving this amendment to the credit facility, BOA required the Company to deposit sufficient cash to provide collateral for outstanding letters of credit. The Company has classified such amounts as restricted cash in the condensed consolidated balance sheet as of November 30, 2002.

                In April 2002, the Company entered into a credit agreement with Silicon Valley Bank, as amended, under which the Company could borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to the greater of the three year treasury note rate plus 5% or 8.25%, and are repaid monthly over a 36 month period. During the nine months ended November 30, 2002, the Company borrowed $2.3 million under this credit facility. The facility allowed for borrowings through December 31, 2002. We were in compliance with all financial covenants as of November 30, 2002. The Company's currently negotiating an unsecured credit facility with another commercial lender to replace our credit facility with BOA. The Company expects this credit facility to close no later than January 17, 2003 and to eliminate the cash restriction under the BOA credit facility by February 28, 2003.

                The following summarizes our lease obligations and the effect these obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                                                  FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                                  ------------------------------------
                                                 2003      2004     2005      2006      2007     THEREAFTER    TOTAL
                                                 ----      ----     ----      ----      ----     ----------    -----
       Capital leases                          $  2,721  $  2,716  $ 1,314   $ 1,310   $    546    $     --    $  8,607
       Operating leases                          21,018    20,161   16,978    15,737     15,055      46,881     135,830
                                                 ------    ------   ------    ------     ------      ------     -------
          Total lease obligations              $ 23,739  $ 22,877  $18,292   $17,047   $ 15,601    $ 46,881    $144,437
                                               ========  ========  =======   =======   ========    ========    ========

                On January 16, 2001, we acquired STG Holdings, Inc. ("STG"). We may be required to make additional contingent payments to the former stockholders of STG of up to $27.9 million during fiscal 2003 if certain revenue-based performance criteria were met during the 21-month period ending October 31, 2002. Additional contingent payments, if any, would be payable in cash, or in limited circumstances, in common stock at our election. We are in the process of finalizing the calculations related to the contingent consideration. Management believes that additional contingent payments to the former stockholders of STG are not likely. See "Forward Looking Statements" and "Factors That May Affect Future Results."

                In the future, we may pursue acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease in our liquidity and working capital to the extent we pay with cash.

                We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for the foreseeable future. We believe that the combination of cash and cash equivalents, marketable securities, and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for the next twelve months. However, weakening economic conditions or continued weak demand for enterprise application software in future periods could have a material adverse impact on our future operating results and liquidity. Although we have no current plans to do so, we may elect to obtain additional equity financing if we are able to raise it on terms favorable to us. See "Forward Looking Statements" and "Factors That May Affect Future Results."

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

            RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION

        OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

                In November 2000, we completed a convertible debt offering of $250.0 million in 5% subordinated convertible notes (the "Notes") that are due November 2007. Our indebtedness could have important consequences for investors. For example, it could:

                - increase our vulnerability to general adverse economic and industry conditions;

                -       limit our ability to obtain additional financing;

                - require the dedication of a substantial portion of our cash flows from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of capital to fund our operations, working capital, capital expenditures, acquisitions and other general corporate purposes;

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

        WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

                We will be required to generate cash sufficient to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $12.5 million annually with $250.0 million of principal due November 2007. As of November 30, 2002, the remaining principal and interest payments due under the Notes was $312.5 million. Our cash, cash equivalents and marketable securities were $132.8 million as of November 30, 2002. We will have to generate $179.7 million of net cash flow through any combination of normal operations of the

        Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have net losses, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

        WE MAY VIOLATE FINANCIAL COVENANTS UNDER OUR CREDIT FACILITY WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

                During fiscal 2003, our financial performance has made it difficult for us to achieve the financial covenants under our credit facility with BOA. During November 2002, we were required to cash collateralize $14.1 million of outstanding letters of credit under the BOA credit facility as a result of violating a financial covenant. Also, we violated the consolidated EBITDA covenant under the BOA credit facility for the quarter ended November 30, 2002.

                We expect to enter into a new unsecured credit facility with another commercial lender no later than January 17, 2003 to replace the BOA credit facility, which should eliminate the cash restriction described above. However, if our future financial performance results in a violation of financial covenants in future periods, we could be required to provide cash collateral for outstanding borrowings or letters of credit, which would adversely impact our liquidity and financial condition.


                          RISKS RELATED TO OUR BUSINESS

        ADVERSE ECONOMIC AND POLITICAL CONDITIONS HAVE CAUSED A DETERIORATION OF THE MARKETS FOR OUR PRODUCTS AND SERVICES WHICH HAS NEGATIVELY AFFECTED AND COULD FURTHER NEGATIVELY AFFECT OUR FINANCIAL PERFORMANCE.

                Our revenue and operating results depend on the overall demand for our software and related services. Regional and global adverse changes in the economy and political unrest have caused a deterioration of the markets for our products and services. This has resulted in reductions, delays and postponements of customer purchases, which materially adversely affected our financial results performance during the quarters ended August 31, 2001, November 30, 2001, May 31, 2002, August 31, 2002 and November 30, 2002. Demand for our pricing and revenue optimization and our supplier relationship management products has been more severely impacted than our supply chain management and service & parts management products for which there are more mature markets. Although our markets in most industries and geographies have deteriorated, industries most severely impacted include, among others, chemicals and energy, high technology, manufacturing and travel, transportation & hospitality. Industries less affected include automotive, consumer packaged goods, food & agriculture, life sciences and retail. If these adverse conditions continue or worsen, we would likely experience further reductions, delays, and postponements of customer purchases further negatively impacting our financial performance.

                National and global responses to future terrorist attacks or similar developments, including military actions or war, would likely materially adversely affect demand for our software and services because of the economic and political effects on our markets and by interrupting the ability of our customers to do business in the ordinary course, as a result of a variety of factors, including, among others, changes or disruptions in movement and sourcing of materials, goods and components or the possible interruption in the flow of information or monies.


        WE HAVE EXPERIENCED SIGNIFICANT LOSSES IN RECENT YEARS DUE TO OPERATIONAL DIFFICULTIES IN FISCAL 1999 AND THE FIRST HALF OF FISCAL 2000 AND TO A DETERIORATION OF OUR MARKETS RESULTING FROM WEAKENING ECONOMIC CONDITIONS COMMENCING IN FISCAL 2002.

                We have recently incurred significant losses. We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses in fiscal 1999 and fiscal 2000 and a decline in revenue in fiscal 2000. Thereafter, our financial performance began to improve under our new management team. However, beginning late in our second quarter of fiscal 2002, weakening economic conditions resulted in a deterioration in our markets. We experienced sequential declines in software and total revenue during our second and third quarters of fiscal 2002. Further weakening of economic conditions, which severely impacted the timing of capital spending decisions for computer software, particularly enterprise application software, further negatively impacted the markets for our products and services. This again resulted in significant sequential quarterly declines in software and total revenue in our first three-quarters of fiscal 2003. The losses incurred during these periods were $96.1 million in fiscal 1999, $8.9 million in fiscal 2000, $28.1 million in fiscal 2001, $115.2 million in fiscal 2002, and $100.8 million in the nine months ended November 30, 2002. Our ability to improve our financial performance will depend on a stabilization or improvement of economic conditions resulting in increased demand for our solutions or our ability to align our cost structure with revenue without retarding our ability to grow revenue in future periods. If market conditions for our solutions do not improve or if we do not successfully align our cost structure with our revenue without retarding our ability to grow revenue, our business could be harmed, and we could continue to incur significant losses. .

        IF OUR STOCK PRICE REMAINS NEAR OR LOWER THAN RECENT LEVELS FOR A SUSTAINED PERIOD OF TIME, WE MAY BE REQUIRED TO RECORD SIGNIFICANT NON-CASH CHARGES ASSOCIATED WITH GOODWILL IMPAIRMENT.

                On March 1, 2002, we adopted SFAS 142, which changed the accounting for goodwill from an amortization method to an impairment-only method. Effective March 1, 2002, the Company stopped amortizing goodwill but will continue amortizing other intangible assets with finite lives. As required by the provisions of SFAS 142, we performed the initial goodwill impairment test required during our first quarter of fiscal 2003. We consider ourselves to have a single reporting unit. Accordingly, all of our $283.6 million in goodwill as of November 30, 2002 is associated with our entire Company. As of March 1, 2002, based upon the Company's implied fair value, there was no impairment of goodwill recorded upon implementation of SFAS 142.

                During the quarters ended August 31, 2002 and November 30, 2002, we experienced adverse changes in our stock price resulting from a decline in our financial performance and adverse business conditions that have affected the technology industry, especially application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002 and November 30, 2002 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company's market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price remains near or lower than recent levels such that the implied fair value of the Company is significantly less than stockholders' equity for a sustained period of time, among other factors, we may be required to record an impairment loss related to goodwill below its carrying amount. We will perform a test for goodwill impairment at February 28, 2003, which is our annual date for goodwill impairment review.


        OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF SIGNIFICANT NON-CASH CHARGES WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

                We will incur significant non-cash charges in the future related to the amortization of intangible assets, including acquired technology relating to the Western Data Systems of Nevada, Inc. ("WDS"), Digital Freight Exchange, Inc. ("DFE"), STG Holdings, Inc. ("STG"), PartMiner Inc.'s CSD business, SpaceWorks, Inc. and Talus acquisitions and non-cash stock compensation expenses associated with our acquisition of Talus. In addition, we have incurred and may in the future incur non-cash stock compensation charges related to our stock option repricing. During fiscal 2002, we announced that we were required to write off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. In the three months ended August 31, 2002, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. We may also incur non-cash charges in future periods related to impairments of long-lived assets. To achieve profitability we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.


                OUR OPERATING PERFORMANCE HAS BEEN NEGATIVELY IMPACTED BY THE PROGRESSIVE WEAKENING OF GLOBAL ECONOMIC CONDITIONS WHICH RESULTED IN A DETERIORATION OF OUR MARKETS. IN FISCAL 2002 AND IN THE NINE MONTHS ENDED NOVEMBER 30, 2002, WE HAVE RECORDED CERTAIN RESTRUCTURING CHARGES AND HAVE ENACTED COST CONTAINMENT AND COST REDUCTION MEASURES IN RESPONSE TO THE DOWNTURN IN OUR MARKETS. IF OUR RESTRUCTURING PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, OR IF OUR MARKETS CONTINUE TO EXPERIENCE WEAKNESS, WE MAY SUFFER MATERIAL HARM TO OUR BUSINESS.

                Because of the downturn in our markets as a result of progressive weakening of global economic conditions during fiscal 2002 and in the first three-quarters of fiscal 2003, we faced new challenges in our ability to grow revenue, improve operating performance and expand market share. In response to the impact on our financial performance, we implemented restructuring plans and cost containment and cost reduction measures to reduce our cost structure, which included, among other things, workforce reductions and mandatory unpaid leave programs. In our fiscal year 2002 and in our second and third quarters of fiscal 2003, we recorded restructuring and impairment charges of $6.6 million, $8.8 million and $8.2 million, respectively. Although we have no present plans to do so, we may initiate further restructuring plans in future periods requiring restructuring and impairment charges. If we fail to achieve the desired results of our restructuring plans and our cost containment and cost reduction measures or if our markets continue to experience weakness, we may suffer material harm to our business.

                WE HAVE REDUCED OUR WORKFORCE AS PART OF OUR RECENT COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO FIELD AND RETAIN A QUALIFIED WORKFORCE OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

                We believe that our success depends on our ability to motivate and retain highly skilled technical, managerial, sales, marketing and services personnel. Competition for skilled personnel can be intense, and there can be no assurance that we will be successful in attracting, motivating and retaining the personnel required to improve our financial performance and grow. In addition, the cost of hiring and retaining skilled employees is high. Failure to attract and retain highly skilled personnel could materially and adversely affect our business.

                Our recent cost containment and cost reduction initiatives may yield unintended consequences, such as attrition beyond our planned reduction in workforce, reduced employee morale and decreased productivity. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. As a result of these factors, our remaining personnel may seek alternate employment, such as with larger, more established companies or companies that they perceive as having less volatile stock prices or better prospects. Continuity of personnel is a very important factor in sales and implementation of our software and our product development efforts. Attrition beyond our planned reduction in workforce could have a material adverse effect on our financial performance.

        OUR PRESIDENT, EXECUTIVE VICE PRESIDENT OF PRICING AND REVENUE MANAGEMENT AND PRESIDENT OF EUROPEAN OPERATIONS HAVE RESIGNED IN FISCAL 2003. THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER IF WE LOSE ADDITIONAL KEY PERSONNEL.

                Our success depends significantly on the continued service of our executive officers. Three of our executive officers have recently left the Company. Gregory Cudahy, former Executive Vice President of Pricing and Revenue Management resigned in May 2002. Richard Bergmann, our former President, who had been on a personal leave of absence since June 2002, resigned effective October 15, 2002. Terrence A. Austin, our former Executive Vice President of European Operations, resigned effective January 6, 2003. Andrew Hogenson, who has been with the Company since 1997, most recently as our Senior Vice President of Product Development, has replaced Gregory Cudahy. Gregory Owens, Chairman and Chief Executive Officer, has assumed certain of Richard Bergmann's duties. Jean-Claude Walravens, who has been with the Company since 1999, most recently as our Vice President Sales, Southern Europe, has replaced Mr. Austin as our Senior Vice President and President of European Operations. We do not have fixed-term employment agreements with any of our executive officers, and we do not maintain key person life insurance on our executive officers. The loss of services of any of our executive officers for any reason could have a material adverse effect on our business, operating results, financial condition and cash flows.


        WE HAVE REDUCED OUR SALES FORCE AS PART OF OUR RECENT COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO FIELD AN EFFECTIVE SALES ORGANIZATION, OUR ABILITY TO GROW WILL BE LIMITED, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

                We have reduced our sales force in fiscal 2002 and fiscal 2003 as a result of the deterioration in our markets.. Decreasing software revenues and mandatory leave programs have resulted in reduced compensation earned by members of our sales force, which may result in further voluntary attrition of our sales force over time. In order to grow our revenue, our existing sales force will have to be more productive, and we will likely expand our sales force when the markets for our products and solutions improve. Our past efforts to expand our sales organization have required significant resources. New sales personnel require training and may take a long time to achieve full productivity. There is no assurance that we will successfully attract and retain qualified sales people at levels sufficient to support growth. Any failure to adequately sell our products could limit our growth and adversely affect our financial performance.


        THE SALES CYCLES FOR OUR PRODUCTS AND SERVICES CAN BE LONG AND UNPREDICTABLE. VARIATIONS IN THE TIME IT TAKES US TO LICENSE OUR SOFTWARE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

                The time it takes to license our software to prospective clients varies substantially, but typically has ranged historically between three and twelve months. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the licensing of our products could cause significant variations in our revenue from quarter to quarter. These delays have occurred on a number of occasions in the past and materially adversely affected our financial performance, including, most recently, in our quarters ended August 31, 2001, November 30, 2001, May 31, 2002, August 31, 2002 and November 30, 2002.
        Furthermore, these fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term, and we devote significant time and resources to prospective clients. The length of our sales cycle depends on a number of factors, including the following:

                - the complexities of client challenges our solutions address;

                - the size, timing and complexity of contractual terms of licenses and sales of our products and services;

                - wide variations in contractual terms, which may result in deferred recognition of revenue;

                -       customer financial constraints and credit-worthiness;

                - the breadth of the solution required by the client, including the technical, organizational and geographic scope of the license;

                - the evaluation and approval processes employed by the clients and prospects, which recently become more complex and lengthy;

                -       economic, political and market conditions; and

                - any other delays arising from factors beyond our control.

        CHANGES IN THE SIZE OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

                The size of our software transactions fluctuates. Fluctuations in the size of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our products and services. Losses of, or delays in concluding, larger software transactions have had and could have a proportionately greater effect on our revenue and financial performance for a particular period. For example, we recorded no software transaction of $5.0 or greater in fiscal 2000, three software transactions of $5.0 million or greater in fiscal 2001, six software transactions of $5.0 million or greater in fiscal 2002, and no software transactions of $5.0 million or greater in the nine months ended November 30, 2002. During this same time period, we recorded 14 software transactions of $1.0 or greater in fiscal 2000, 47 software transactions of $1.0 or greater in fiscal 2001, 38 software transactions of $1.0 or greater in fiscal 2002 and 15 software transactions of $1.0 or greater in the nine months ended November 30, 2002. As a result of these changes in the size of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may cause significant fluctuations in the future.

        WE EXPERIENCED DECLINES IN SOFTWARE REVENUE IN FISCAL 2002 AND THE FIRST THREE-QUARTERS OF FISCAL 2003. A REDUCTION IN OUR REVENUE DERIVED FROM SOFTWARE LICENSES HAS AND MAY IN THE FUTURE RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

                Our ability to maintain or increase services revenue depends on our ability to maintain or increase the amount of software we license to customers. During our fourth quarter fiscal 2002 and third quarter fiscal 2003 we have experienced a decline in services revenue as a result of decreasing software revenue. Additional decreases or slowdowns in licensing may further adversely impact our services and support revenues in future periods.

        IN OUR THIRD QUARTER OF FISCAL 2003 WE EXPERIENCED A SEQUENTIAL DECLINE IN SUPPORT REVENUE COMPARED TO OUR SECOND QUARTER OF FISCAL 2003 RESULTING FROM BOTH THE RECENT DECLINE IN SOFTWARE REVENUE AND CLIENTS NOT RENEWING OR PARTIALLY RENEWING EXISTING SUPPORT CONTRACTS. FURTHER DECLINES IN SOFTWARE REVENUE, A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS, OR BOTH, COULD MATERIALLY HARM OUR BUSINESS.

                Our support revenue includes post-contract support and the rights to unspecified software upgrades and enhancements. Support contracts are generally renewable annually at the option of our customers. In the past, we have experienced high rates of renewed annual support contracts from our customers. If our customers fail to renew or to fully renew their support contracts at historical rates, our support revenue could materially decline.

        WE HAVE A RECENT HISTORY OF SUPPLEMENTING OUR INTERNAL REVENUE GROWTH THROUGH ACQUISITIONS OF BUSINESSES AND TECHNOLOGY. ACQUISITIONS INCREASE BUSINESS RISK. WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING ACQUISITIONS IN THE PAST.

                Acquisitions involve the integration of companies that have previously operated independently and increase the business risk of the acquiror. In February 1998 and June 1998 we made two acquisitions. The integration of the products and operations of these two acquisitions was negatively impacted by operational difficulties the Company was experiencing at the time. As a result, the products and operations of one of these acquisitions were never integrated and the Company abandoned the products acquired and the integration of the products and operations of the other was significantly retarded. In fiscal 2001 and 2002 we acquired the products and operations of Talus, STG, OneRelease and Partminer, Inc.'s CSD business and the technology of SpaceWorks. During our first quarter of fiscal 2003, we acquired the assets and businesses of WDS and DFE. In connection with these and any future acquisitions, there can be no assurance that we will:

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

                Although we are not currently contemplating any acquisitions, future acquisitions may result in a dilution to existing shareholders to the extent we issue shares of our common stock as consideration or reduced liquidity and capital resources to the extent we use cash as consideration.

        IF THE MARKETS FOR OUR PRODUCTS DO NOT GROW OR FURTHER DECLINE, OUR BUSINESS WILL BE MATERIALLY AND ADVERSELY AFFECTED.

                Substantially all of our software, services and support revenue have arisen from, or are related directly to, our solutions. We expect to continue to be dependent upon these solutions in the future, and any factor adversely affecting the markets for our solutions would materially and adversely affect our ability to generate revenue. While we believe the markets for our solutions will expand as the economy improves, they may grow more slowly than in the past or anticipated. If the markets for our solutions further decline or do not grow as rapidly as we expect, revenue growth, operating margins, or both, could be adversely affected. The markets for our solutions have been and may continue to be adversely affected by continuing or further deteriorating economic or political conditions.

        OUR MARKETS ARE VERY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

                The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the deterioration in our markets, and we expect it to increase in the future. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Some competitors are offering enterprise application software that competes with our applications at little or no charge as components of bundled products or on a stand-alone basis. Smaller niche software companies have been and will likely continue to develop unique offerings that compete effectively with some of our solutions. Further, our current or prospective clients and partners may become competitors in the future. Increased competition has resulted and in the future could result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could materially and adversely affect our growth and operating performance.

        MANY OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO, AND THEREFORE, WE MAY BE AT A DISADVANTAGE IN COMPETING WITH THEM.

                We directly compete with other enterprise application software vendors including: Adexa, Inc., Aspen Technology, Inc., The Descartes Systems Group, Inc., Global Logistics Technologies, Inc., i2 Technologies, Inc., JDA Software, Inc., Khimetrics, Logility, Inc., Logisitics.com (recently acquired by Manhattan Associates), Mercia, Metreo, PROS Revenue Management, Retek, Inc., Sabre, Inc., SAP AG, Viewlocity, Inc. (formerly SynQuest) and YieldStar Technology. In addition, some Enterprise Resource Planning ("ERP") software companies such as Invensys plc , J.D. Edwards & Company, Oracle Corporation, PeopleSoft, Inc. and SAP AG have acquired or developed and are developing solutions that compete with ours. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than us, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and adversely affect our financial performance.

        IF THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES FAILS TO KEEP PACE WITH OUR INDUSTRY'S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

                The markets for our solutions are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards. The Company has historically been successful in keeping pace with these changes, but if we fail to do so in the future, our products and services may be rendered obsolete. Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We recently released a web-native version of certain of our products and will continue to develop and release web-native versions of our products. We may not possess sufficient resources to continue to make further necessary investments in technology. Recent cutbacks in our workforce could lengthen the time necessary to develop our products. In addition, we may not successfully identify new software opportunities or develop and bring new software to market in a timely and efficient manner.

                Our growth and future operating results will depend, in part, upon our ability to continue to enhance existing applications and develop and introduce new applications or capabilities that:

                - meet or exceed technological advances in the marketplace;

                - meet changing market and client requirements, including rapid realization of benefits and the need to rapidly manage and analyze increasingly large volumes of data;

                -       comply with changing industry standards;

                -       achieve market acceptance;

                -       integrate third-party software effectively; and

                -       respond to competitive offerings.

                If we are unable, for technological or other reasons, to develop and introduce new and enhanced software in a timely manner, we may lose existing clients and fail to attract new clients, which may adversely affect our financial performance.

        DEFECTS IN OUR SOFTWARE OR PROBLEMS IN THE IMPLEMENTATION OF OUR SOFTWARE COULD LEAD TO CLAIMS FOR DAMAGES BY OUR CLIENTS, LOSS OF REVENUE OR DELAYS IN THE MARKET ACCEPTANCE OF OUR SOLUTIONS.

                Our software is complex. This complexity can make it difficult to detect errors or failure in our software prior to implementation. We may not discover errors in our software until our customers install and use a given product or until the volume of services that a product provides increases. When our software is installed, the environment into which it is installed is frequently complex and typically contains a wide variety of systems and third-party software, to which our software must be integrated. This can make the process of implementation difficult and lengthy. As a result, some customers may have difficulty or be unable to implement our products successfully within anticipated timeframes or otherwise achieve the expected benefits. These problems may result in claims for damages suffered by our clients, a loss of, or delays in, the market acceptance of our solutions, client dissatisfaction and potentially lost revenue and collection difficulties during the period required to correct these errors.

        WE UTILIZE THIRD-PARTY SOFTWARE THAT WE INCORPORATE INTO AND INCLUDE WITH OUR PRODUCTS AND SOLUTIONS, AND IMPAIRED RELATIONS WITH THESE THIRD PARTIES, DEFECTS IN THIRD-PARTY SOFTWARE OR THE INABILITY TO ENHANCE THEIR SOFTWARE OVER TIME COULD HARM OUR BUSINESS.

                We incorporate and include third-party software into and with our products and solutions. We are likely to incorporate and include additional third-party software into and with our products and solutions as we expand our product offerings. If our relations with any of these third-party software providers is impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the software capabilities.


        WE UTILIZE THIRD PARTIES TO INTEGRATE OUR SOFTWARE WITH OTHER SOFTWARE PRODUCTS AND PLATFORMS. IF ANY OF THESE THIRD PARTIES SHOULD CEASE TO PROVIDE INTEGRATION SERVICES TO US, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

                We depend on companies such as Business Objectives, Peregrine (now Inovus), Tibco Software, Inc., Vignette Corporation, and webMethods, Inc. to integrate our software with software and platforms developed by third parties. If relations with any of these third-parties is impaired, and if we are unable to secure a replacement on a timely basis, our business could be harmed. If these companies are unable to develop or maintain software that effectively integrates our software and is free from defects, our ability to license our products and provide solutions could be impaired and our business could be harmed. There can be no assurance that those third-parties will continue to invest the appropriate level of resources in their products and services to maintain and enhance their software's capabilities.

        OUR EFFORTS TO DEVELOP AND SUSTAIN RELATIONSHIPS WITH VENDORS SUCH AS SOFTWARE COMPANIES, CONSULTING FIRMS, RESELLERS AND OTHERS TO IMPLEMENT AND PROMOTE OUR SOFTWARE PRODUCTS MAY FAIL, WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

                We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others that we believe can play important roles in marketing our products and solutions. We are currently investing, and intend to continue to invest, significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with which we are developing or maintaining marketing relationships have commercial relationships with our competitors. Therefore, there can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially and adversely affect our financial performance.

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


        THE LIMITED ABILITY OF LEGAL PROTECTIONS TO SAFEGUARD OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY.

                Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of confidentiality procedures, contractual provisions, patent, copyright, trademark and trade secret laws. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, particularly in certain foreign countries, including, among others, The Peoples Republic of China. We are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Furthermore, our competitors may independently develop technology similar to ours.

        OUR PRODUCTS MAY INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO INCUR UNEXPECTED COSTS OR PREVENT US FROM SELLING OUR PRODUCTS.

                The number of intellectual property claims in our industry may increase as the number of competing products grows and the functionality of products in different industry segments overlaps. In recent years, there has been a tendency by software companies to file substantially increasing numbers of patent applications, including those for business methods and processes. We have no way of knowing what patent applications third parties have filed until the application is filed or until a patent is issued. Patent applications are often published within 18 months of filing, but it can take as long as three years or more for a patent to be granted after an application has been filed. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any of these claims, with or without merit, could be time-consuming to address, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements might not be available on terms acceptable to us or at all, which could materially and adversely affect our financial performance.

        OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

                We currently conduct operations in Australia, Belgium, Brazil, Canada, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, Taiwan, The Netherlands, The Peoples Republic of China, Singapore, Sweden and the United Kingdom. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. These operations require significant management attention and financial resources and additionally subject us to risks inherent in doing business internationally, such as:

                - failure to properly comply with foreign laws and regulations applicable to our foreign activities;

                - failure to properly comply with U.S. laws and regulations relating to the export of our products and services;

                - difficulties in managing foreign operations and appropriate levels of staffing;

                -       longer collection cycles;

                -       tariffs and other trade barriers;

                - seasonal reductions in business activities, particularly throughout Europe;

                - proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences; and

                - increasing political instability and adverse economic conditions in many of these countries.

                Our failure to properly comply or address any of the above factors could adversely affect the success of our international operations and could have a material adverse effect on our financial performance.

        CHANGES IN THE VALUE OF THE U.S. DOLLAR, IN RELATION TO THE CURRENCIES OF FOREIGN COUNTRIES WHERE WE TRANSACT BUSINESS, COULD HARM OUR OPERATING RESULTS.

                In the nine months ended November 30, 2002, 24.5% of our total revenue was derived from outside the United States. Our primary international operations are located throughout Europe and Asia-Pacific. We also have operations in Brazil, Canada and Mexico. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. For example, we opened offices in Hong Kong, Malaysia and Mainland China recently. We expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our financial performance.


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

        IF REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE CHANGED, WE MAY BE FORCED TO CHANGE OUR BUSINESS PRACTICES.

                We currently account for the issuance of stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as a compensation expense. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation or benefits we would have to pay to them. In addition, such a change could have a material effect on our financial performance.

        IT MAY BECOME INCREASINGLY EXPENSIVE TO OBTAIN AND MAINTAIN INSURANCE.

                We obtain insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive and when insurance coverage is offered, the deductible for which we are responsible is larger and premiums have increased substantially. As a result, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could have a material effect on our financial performance.

                          RISKS RELATED TO OUR INDUSTRY

        OUR FUTURE GROWTH IS SUBSTANTIALLY DEPENDENT ON THE CONTINUED SUCCESS OF THE INTERNET AS A RELIABLE AND SECURE COMMERCIAL MEDIUM. THE FAILURE OF THE INTERNET AS A RELIABLE AND SECURE COMMERCIAL MEDIUM WOULD BE DETRIMENTAL TO OUR FINANCIAL PERFORMANCE.

                The growth of the Internet increased demand for our solutions, as well as created markets for new and enhanced product offerings. Therefore, our future sales and financial performance are substantially dependent upon the Internet as a reliable and secure commercial medium. The continued success of the Internet as a reliable and secure commercial medium may be adversely affected for a number of reasons, including:

                - potentially inadequate development of network infrastructure, delayed development of enabling technologies, performance improvements and security measures;

                - sustained disruptions in the accessibility, security and reliability;

                - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

                -       increased taxation and governmental regulation; or

                - changes in, or insufficient availability of, communications services to support the Internet, resulting in slower Internet user response times.

                The occurrence of any of these factors could require us to modify our technology and our business strategy. We have expended significant amounts of resources to develop and deploy our products using the internet as a medium. Any such modifications could require us to expend significant additional amounts of resources. In the event that the Internet does not remain a viable and secure commercial medium, our financial performance could be materially and adversely affected.

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

                        RISKS RELATED TO OUR COMMON STOCK

        OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE. WE HAVE RECENTLY EXPERIENCED SIGNIFICANT DECLINES IN OUR STOCK PRICE DUE TO OUR POOR FINANCIAL PERFORMANCE.

                The trading price of our common stock has been and is likely to be highly volatile. Our stock price has been and could continue to be subject to wide fluctuations in response to a variety of factors, including the following:

                - actual or anticipated variations in quarterly operating results and continuing losses;

                - continued or deteriorating adverse economic, political and market conditions;

                -       announcements of technological innovations;

                - new products or services offered by us or our competitors;

                - changes in financial estimates and ratings by securities analysts;

                - changes in the performance, market valuations, or both, of our current and potential competitors and the software industry in general;

                - our announcement or a competitors' announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

                - adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;

                - adverse or unfavorable publicity regarding us, or our products and services or implementations;

                - adverse or unfavorable publicity regarding our competitors, including their products and implementations;

                -       additions or departures of key personnel;

                - sales or anticipated sales of additional debt or equity securities; and

                -       other events or factors that may be beyond our control.

                In addition, the stock markets in general, The Nasdaq National Market and the equity markets for software companies in particular, have experienced extraordinary price and volume volatility in recent years. Such volatility has adversely affected the stock prices for many companies irrespective of, or disproportionately to, the operating performance of these companies. These broad market and industry factors may materially and adversely further affect the market price of our common stock, regardless of our actual operating performance.

        OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.

                Our charter and our bylaws, in conjunction with Delaware law, contain provisions that could make it more difficult for a third party to obtain control of us even if doing so would be beneficial to stockholders. For example, our bylaws provide for a classified board of directors and allow our board of directors to expand its size and fill any vacancies without stockholder approval. Furthermore, our board has the authority to issue preferred stock and to designate the voting rights, dividend rate and privileges of the preferred stock, all of which may be greater than the rights of common stockholders.


        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

                Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders' equity. Revenue outside of the United States was 27.8% and 30.5% for the three months ended November 30, 2002 and 2001, respectively, and 24.5% and 27.8% for the nine months ended November 30, 2002 and 2001, respectively. Revenue outside the United States is derived from operations in Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, Netherlands, Singapore, Spain, Sweden, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our consolidated financial statements. None of the components of our financial statements were materially affected by exchange rate fluctuations during the three and nine months ended November 30, 2002 and 2001. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

                Interest Rate Risk. Our marketable securities and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of marketable securities held was $5.3 million and $4.3 million at November 30, 2002 and February 28, 2002, respectively.

                We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Such operating cash balances held at banks outside of the United States are denominated in the local currency.

                The United States Federal Reserve Board influences the general market rates of interest. During calendar 2001, the Federal Reserve Board decreased the federal funds rate several times, by 475 basis points, to 1.75%. During the three months ended November 30, 2002, the federal funds rate was further reduced by 50 basis points to 1.25%. These actions have led to a general market decline in interest rates.

                The weighted average yield on interest-bearing investments held as of November 30, 2002 and 2001 was approximately 1.4% and 2.9%, respectively. Based on our investment holdings at November 30, 2002, a 100 basis point decline in the average yield would reduce our annual interest income by $1.5 million.


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


                           PART II - OTHER INFORMATION

                ITEM 5. OTHER INFORMATION

                Relationship with Warburg Pincus. In October 2002, we appointed William H. Janeway, a Vice-Chairman of Warburg Pincus LLC, a private equity investment firm, as a Class III director of our Board of Directors, with a term expiring in 2004. In connection with Dr. Janeway's appointment to the Board, we entered into an agreement with Warburg Pincus Private Equity VIII, L.P. in which we consented to the acquisition by Warburg Pincus and certain of its affiliates of up to 19.9% of our common stock and agreed that for as long as Warburg
        Pincus and is affiliates beneficially own at least ten percent (10%) of our common stock, we would nominate and use our best efforts to have elected to our Board one person designated by Warburg Pincus and reasonably acceptable to us. In addition, Warburg Pincus agreed that, for the duration of the standstill period, neither it nor its affiliates would acquire more than 19.9% of our common stock.

        The standstill period is the earlier of:

        -       three years;
        - the date on which another person acquires more than 15% of our common stock with our consent and on terms more favorable than those obtained by Warburg Pincus; or
        - the date on which we fail to perform our agreements with respect to the acquisition of additional shares by Warburg Pincus and the election of a director designated by Warburg Pincus.

                At the time the agreement was entered into, Warburg Pincus and certain of its affiliates held approximately 10.9% of our common stock.


        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits



        10.1 Second Amendment to the Amended and Restated Financing Agreement and Form of Revolving Promissory Note dated November 22, 2002 by the Company in favor of Bank of America, N.A.

        10.2 Termination of Employment Agreement dated January 3, 2003 between the Company and Terrance A. Austin.

        10.3 Standstill Agreement dated October 24, 2002 between Manugistics Group, Inc and Warburg Pincus Private Equity VIII, L.P., which is incorporated by reference Exhibit 10 of our Current Report on Form 8-K filed on October 25, 2002.



(b)      Reports on Form 8-K

1. On October 25, 2002, we filed a Current Report on Form 8-K announcing the appointment of Dr. William H. Janeway of Warburg Pincus LLC to the Company's Board of Directors and the resignation of Dr. Hau Lee from the Company's Board of Directors. The Company also announced that, in connection with Dr. Janeway's appointment to the Board, the Company had consented to the acquisition of up to 19.9% of the common stock of the Company by Warburg Pincus Private Equity VIII, L.P. and certain of its affiliates.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2003.

MANUGISTICS GROUP, INC.
(Registrant)


----------------------



Date:    January 14, 2003

                                         /s/Raghavan Rajaji
                                        -------------------
                                         Raghavan Rajaji
                                         Executive Vice President and
                                            Chief Financial Officer
                                         (Principal financial officer)

                                         /s/ Jeffrey T. Hudkins
                                        -----------------------
                                         Jeffrey T. Hudkins
                                         Vice President, Controller and
                                            Chief Accounting Officer
                                         (Principal accounting officer)

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


Dated: January 14, 2003            By:      /s/ Gregory J. Owens
===============================================================================
                                           Gregory J. Owens
                                           Chairman and Chief Executive Officer
                                           Principal Executive Officer

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



Dated: January 14, 2003                 By:      /s/ Raghavan Rajaji
============================================================================
                                                Raghavan Rajaji
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)




The certification required by Section 906 of the Sarbanes-Oxley Act of 2002 is being furnished to the Securities and Exchange Commission under separate correspondence concurrently with this filing.