Form 10-K
period 2003-02-28
MANUGISTICS GROUP INC
filed 2003-05-29
CIK 908440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes [X]	No [ ]

     As of August 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $235.0 million. As of April 29, 2003, the number of shares outstanding of the Registrant’s common stock was approximately 70.1 million, based on information provided by the Registrant’s transfer agent.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 28, 2003.

PART I

Item 1 BUSINESS.

     The disclosures set forth in this annual report are qualified by the sections captioned “Forward-Looking Statements” and “Factors That May Affect Future Results” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report, and other cautionary statements set forth elsewhere in this annual report.

     Overview:

     We are a leading global provider of supply chain management and pricing and revenue optimization software. We also provide software for supplier relationship management and service & parts management. We have a solutions-based approach to client delivery — selling configured sets of our software products that address the specific supply and demand chain business processes that our clients want to improve. Our software helps companies lower operating costs, improve customer service, increase revenue, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our Enterprise Profit Optimization™ solutions (“EPO”), which combine the proven cost-reducing power of our supply chain management software solutions with the revenue-enhancing capability of pricing and revenue optimization software, provide additional benefits by providing businesses with the ability to simultaneously optimize cost and revenue to enhance profitability on an enterprise-wide basis. These solutions integrate pricing, forecasting, and operational planning and execution to help companies enhance margins across their enterprises and extended trading networks.

     Our supply chain management software helps companies plan, optimize and execute their supply chain processes. These processes include manufacturing, distribution and service operations and collaboration with a company’s extended trading network of suppliers and customers. Our pricing and revenue optimization software helps optimize a company’s demand chain, including pricing and promotions to all customers through all channels, with the aim of balancing the trade-offs between profitability and other strategic objectives such as market share. Our supplier relationship management software helps improve the activities required to design, source, and procure goods and to collaborate more effectively with key suppliers of direct materials. Our service & parts management solutions help companies optimize and manage their service and parts operations by effectively planning and scheduling maintenance programs, parts, materials, tools, manpower and repair facilities to profitably provide the highest levels of customer service. We also provide strategic consulting, implementation and customer support services to our clients as part of our overall solution.

     Increasing global competition, shortening product life cycles and more demanding customers are forcing businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. We focus the development of our software on addressing the changing needs of companies in the markets we serve, including the need to do business in extended trading networks. We offer solutions to companies in many industries including automotive; chemical & energy; communications & high technology; consumer packaged goods; food & beverage; government, aerospace & defense; industrials; life sciences; retail; third-party logistics; and travel, transportation & hospitality. Our customer base of approximately 1,200 clients includes large, multinational enterprises such as 3Com Corporation; AT&T; Boeing Co.; BP; Brown & Williamson Tobacco Corp.; Caterpillar Mexico S.A. de C.V.; Cisco Systems Inc.; Coca-Cola Bottling Co. Consolidated; Continental Airlines; Delta Air Lines; DHL Aviation NV/SA; DuPont; Fairchild Semiconductor; Ford Motor Company; Harley-Davidson, Inc.; Hormel Foods Corp.; Kraft Foods, Inc.; Levi Strauss & Co.; Nestlé; RadioShack Corporation; Texas Instruments Incorporated; and Unilever Home & Personal Care, USA; as well as mid-sized enterprises.

     The Company was incorporated in Delaware in 1986. Our fiscal year end is February 28th or 29th. We completed our initial public offering of common stock in 1993, a secondary public offering of common stock in 1997 and a private placement of convertible subordinated notes in 2000. We subsequently registered the convertible subordinated notes early in fiscal 2002. We have invested significant resources to develop new software, to enhance existing software and to acquire additional software products and solutions through acquisitions.

     A summary of our acquisitions over the past five fiscal years follows:

Company	Date	Description

Digital Freight Exchange, Inc.	May 2002	Collaborative transportation logistics services
Western Data Systems of Nevada, Inc.	April 2002	Maintenance, repair and overhaul and make-to-order software
SpaceWorks Inc. (acquired technology only)	July 2001	Order management software
PartMiner CSD, Inc.	May 2001	Product design and sourcing software
One Release, LLC	May 2001	Software development services
STG Holdings, Inc.	January 2001	Advanced factory planning, scheduling and simulation software
Talus Solutions, Inc.	December 2000	Pricing and revenue optimization software
TYECIN Systems, Inc.	June 1998	Supply chain planning and simulation software for the semiconductor industry

Fiscal 2003 Acquisitions:

     Digital Freight Exchange, Inc. On May 23, 2002, the Company acquired substantially all of the assets of Digital Freight Exchange, Inc. (“DFE”) for $4.5 million in cash. DFE was a provider of collaborative transportation logistics services that facilitate online, real-time bids for global transportation contracts. Approximately $0.3 million of the purchase price was paid in cash at closing. The remaining purchase price of $4.2 million was paid in cash in September 2002. Approximately $675,000 of the purchase price is being held in escrow for the satisfaction of indemnification claims under the terms of the acquisition agreement.

     Western Data Systems of Nevada, Inc. On April 26, 2002, we acquired certain assets and assumed certain liabilities of Western Data Systems of Nevada, Inc. (“WDS”) for $26.2 million in cash. At the time of the acquisition, WDS was a leading provider of application software and services to 135 customers in commercial aerospace, defense and maritime industries and the military. The WDS acquisition added to our offering of service & parts management solutions that address the complex business operations inherent to asset intensive industries. WDS software includes capabilities ranging from predictive system failure forecasting and parts optimization, to finite capacity and labor resource scheduling, to maintenance, repair and overhaul (“MRO”) shop planning and execution, and direct materials purchase management. During the year ended and as of January 31, 2002, WDS had revenue of approximately $28.0 million and 160 employees. Approximately $2.6 million of the purchase price was paid in cash at closing. The remaining purchase price of $23.6 million was paid in cash in November 2002. Approximately $3.9 million of the purchase price is being held in escrow for the satisfaction of indemnification claims under the terms of the acquisition agreement.

Industry Background:

     An effective supply chain management and pricing and revenue optimization strategy can make companies more competitive and profitable. In addition, we believe that companies must pursue the further integration of the supply-side and demand-side of their business in order to respond to increased global competition, to differentiate themselves from their competitors and to increase their share of their markets. We combine our traditional supply chain management and our pricing and revenue optimization strengths with our supplier relationship management and service & parts management solutions to enable companies to improve their cost position and enhance their revenue, ultimately improving profitability. Once implemented, our solutions can provide our clients with greater access to information, clearer visibility of what is taking place in their sales, service and supply channels and a consolidated view of client requirements, further optimizing their extended supply and demand networks.

     Clients are using our solutions to share information within their companies and among their trading partners in their supply chains. The sharing of information enables our clients to coordinate more effectively with their trading partners, which helps our clients meet or exceed the rapidly changing requirements of their customers. Our solutions address the supply chain needs of enterprises and trading networks and the business processes that enable responsive and intelligent decision-making. These processes include design, source, buy, make, store, move, price, market, sell and service. Our solutions are focused on managing decisions, events and plans and have the flexibility to be configured to the unique requirements of different industries. In addition, our solutions allow companies to use the internet as a medium for business collaboration and to monitor, measure and improve their business processes over time.

Strategy:

     Our objectives are to (i) enhance our position as a leading global provider of supply chain management (“SCM”) and pricing and revenue optimization (“PRO”) solutions and (ii) leverage our leadership position in SCM and PRO to our supplier relationship management, service & parts management and EPO solutions. Our strategy to achieve our objective includes the following elements:

     EXPAND AND DIFFERENTIATE OUR SOLUTIONS — We have significant experience and expertise in supply chain management and pricing and revenue optimization, enhanced by our relationships with clients, industry experts and third-party alliances, which we believe will work to our advantage as we develop and expand our solutions. We believe that there is a significant opportunity to apply pricing and revenue optimization solutions to manufacturing and other non-reservation based industries, as evidenced by clients such as AT&T, Fairchild Semiconductor, Ford Motor Company and UPS. In the past, revenue optimization was used primarily in service and reservation-based industries such as passenger airlines, hotels, media and entertainment and car rental. We intend to extend the capabilities and scope of our supply chain management, pricing and revenue optimization, supplier relationship management, service & parts management and EPO solutions to help solve a broader range of business challenges and to improve processes within and among companies. We believe the emerging market for EPO solutions will be a large and important market, and that our industry domain expertise and extensive capabilities will differentiate us from our competitors.

     PROVIDE ADVANCED TECHNOLOGICAL INNOVATION — Using our extensive experience and domain expertise, plus our commitment of substantial resources for research and development, we develop advanced technological software solutions and offer them to our clients and prospects. In addition, we will consider tactical and strategic acquisitions of other companies and technologies in order to shorten the time it takes us to bring solutions to market, further differentiate ourselves from our competitors and to enhance or expand our existing offerings. See “Product Development.”

     DEVELOP STRATEGIC ALLIANCES AND NEW BUSINESS RELATIONSHIPS — We focus our resources on the development and enhancement of our core competencies and combine them with the competencies of third parties, such as leading consulting firms and technology providers that provide advanced capabilities to complement our core focus areas. This strategy permits us to offer our clients industry-leading solutions that can better meet their needs. We continue to expand and enhance our current solutions and our ability to implement them through these alliances.

     EXPAND CURRENT VERTICAL MARKETS AND EXPLORE NEW ONES — We continue to expand our presence in and focus on markets in a broad range of sectors such as automotive; chemical & energy; communications & high technology; consumer packaged goods; food & beverage; government, aerospace & defense; industrials; life sciences; retail; third-party logistics; and travel, transportation & hospitality. This strategy provides us with a diverse customer base and increases the number of potential new customers in future periods. We believe our vertical market diversification will be a key factor in helping us achieve our growth objectives in the future and helps mitigate against the effects of adverse changes in individual vertical markets. We also evaluate opportunities outside of our current vertical markets as we seek to expand the penetration of our supply chain management, pricing and revenue optimization, supplier relationship management, service & parts management and EPO solutions.

Products:

     Our products can be grouped in four categories: Manugistics NetWORKS planning applications, Manugistics NetWORKS collaborative applications, NetWORKS execution applications and Manugistics WebConnect integration applications.

     The Manugistics NetWORKS family of products is designed to coordinate, optimize, measure and analyze across each of the key business processes — design, source, buy, make, store, move, price, market, sell and service.

     Manugistics NetWORKS Planning Applications..

     Manugistics NetWORKS planning applications include the core optimization technologies and algorithms of our demand and pricing management, logistics management, manufacturing management, fulfillment management, and supply management solutions, which incorporate many years of research and development in advanced mathematical modeling. Our NetWORKS planning applications are designed to facilitate strategic, tactical and operational decision-making. Strategic decisions typically consider a time-frame of quarters to years. Tactical decisions typically consider a time-frame of weeks to months. Operational decisions typically consider a time-frame of minutes to days. Descriptions of the NetWORKS planning applications follow:

     NetWORKS ATTRIBUTE BASED PLANNING — NetWORKS Attribute Based Planning™ optimizes production plans across multi-site manufacturing environments, simultaneously considering the complex business constraints and business goals of the unique client environment helping enable companies to reduce manufacturing costs while maximizing customer service. It also provides an intuitive decision-support system using advanced reporting capabilities to help summarize key business metrics.

     NetWORKS DEMAND — NetWORKS Demand™ forecasts future customer demand with a high degree of accuracy, alerting a company to potential supply problems and finding patterns of demand that traditional forecasting solutions do not detect.

     NetWORKS FULFILLMENT — NetWORKS Fulfillment™ matches time-phased storage and flow of supply to demand, enabling companies to minimize inventory and reduce logistics costs while maximizing customer service.

     NetWORKS MAINTENANCE, REPAIR AND OVERHAUL — NetWORKS Maintenance, Repair and Overhaul™ (“MRO”) is a complete repair and overhaul operations management and accounting system foundation designed for MRO facilities throughout the supply chain in complex manufacturing environments such as aerospace and defense. NetWORKS MRO improves customer repair and overhaul turn-around-time by leveraging and focusing on current organizational agility and operations, building on current business processes or by introducing new streamlined processes and improved policies to achieve higher standards of customer service. It provides manufacturers within the supply chain with the information, planning tools and management controls they need to maximize on-time customer delivery performance to ensure customer satisfaction.

     NetWORKS MASTER PLANNING — NetWORKS Master Planning™ orchestrates global, multi-site supply plans by allocating constrained resources such as resource capacity, availability of raw materials, inflow and outflow (throughput) of facilities, transportation and availability of components and labor to improve customer service and increase profit margins.

     NetWORKS PRECISION PRICING — NetWORKS Precision Pricing™ predicts the responses of customer segments to a company’s products and prices. Based on the predicted customer response, the software determines the optimal list price for each product in each customer segment to enhance profit, increase market share, or achieve other strategic goals.

     NetWORKS PRODUCTION PLANNING — NetWORKS Production Planning™, through its advanced modeling techniques, reduces manufacturing cycle time by enabling clients to coordinate purchasing and production with demand by comprehensively synchronizing and optimizing the flow of materials through the enterprise. NetWORKS Production Planning quickly identifies the operation’s constraints and provides planners with the tools to make optimal planning decisions.

     NetWORKS PRODUCTION SCHEDULING — NetWORKS Production Scheduling™ uses reality-based modeling and logical constraint-based algorithms to significantly reduce manufacturing cycle time and improve customer service by identifying and optimizing constrained resources and focusing on due-date delivery performance and Just-In-Time (JIT) synchronization of material flow.

     NetWORKS PROMOTIONS — NetWORKS Promotions™ predicts the impact of proposed sales promotions using historical data and statistically-derived market response models and recommends the appropriate promotion to meet business objectives and enhance profit while considering product costs, cross-product cannibalization, buy-forward dilution and cross-channel dilution.

     NetWORKS REVENUE OPTIMIZATION APPLICATIONS — Manugistics revenue optimization applications include NetWORKS Airline Revenue Optimizer™, NetWORKS Cargo Revenue Optimizer™ and NetWORKS Hospitality Revenue Optimizer™. These applications are specifically designed for the travel, transport and hospitality industries. Our products are designed to optimize revenues and enhance profits while considering product perishability and capacity utilization.

     NetWORKS SEQUENCING — NetWORKS Sequencing™ optimizes single and multi-site production environments by generating production schedules that respect the complex rules of manufacturing operations. User-defined scheduling objectives allow NetWORKS Sequencing to be configured to reflect the manufacturing strategies at each location of use. It also considers manufacturing cycle time reduction to minimize work-in-progress inventories and increase output.

     NetWORKS STRATEGY — NetWORKS Strategy™ enables enterprises and extended trading networks to design supply chain networks. By modeling end-to-end trading partner relationships, this product helps users determine the most profitable supply chain strategy, including the optimal choice of trading partners, optimal inventory levels, optimal lane volumes and appropriate seasonal pre-builds and product mix. It also helps determine optimal production, storage and distribution locations.

     NetWORKS SUPPLY — NetWORKS Supply™ helps facilitate the effective management of the flow of material among trading partners on complex bills of material, while simultaneously providing intelligent substitution and configuration of materials that are in short supply or unavailable.

     NetWORKS TARGET PRICING — NetWORKS Target Pricing™ systematically integrates market information, cost information, customer information and strategic goals to forecast the most profitable price quotation. In arriving at a pricing recommendation, the solution uses advanced statistical methods to balance the probability of winning a deal with its total contribution to profit.

     NetWORKS TRANSPORT — NetWORKS Transport™ is designed to simultaneously optimize transportation plans and execute all inbound, outbound and intercompany transportation moves, including freight payment, tracking and reporting. With a competitive advantage in multi-point to multi-point transportation planning, NetWORKS Transport helps enable the sharing of optimized transportation plans with carriers and manufacturers via the internet.

     STATGRAPHICS — STATGRAPHICS™ contains a comprehensive set of statistical tools to control, manage and improve the quality of production processes in manufacturing companies. STATGRAPHICS uses statistical quality control and design of experiments to implement quality management in individual locations throughout an enterprise or manufacturing plant.

     Manugistics NetWORKS Collaborative Applications.

     Our collaborative applications provide collaboration and communication that extend our intelligent engines into business processes that are created in concert with trading partners. These products enable businesses to expand their supply chains into true extended trading networks. Descriptions of our collaborative applications follow:

     NetWORKS ANALYTICS — NetWORKS Analytics™ is based on industry-standard online analytical processing (OLAP) technology that enables business reporting and analysis and trading network performance measurement. Its multi-dimensional analyses increase the speed, accuracy and efficiency of knowledge discovery and facilitate proactive decision-making by providing analyses that are specific to business processes.

     NetWORKS COLLABORATE — NetWORKS Collaborate™ is a comprehensive tool that enables clients to collaboratively plan, monitor and measure their trading relationships. NetWORKS Collaborate is a business-to-business, eCommerce application that ensures the creation and maintenance of joint business plans with trading partners, monitors the execution of those plans and measures their success.

     NetWORKS MARKET MANAGER — NetWORKS Market Manager™ provides a global view of all market activities for a product, location, or product family, simplifying the process of coordinating market activity information related to market promotions. Promotions, deals, discounts and coupons are used by NetWORKS Market Manager™ to provide a global view into market activities throughout the various stages of the market activity process.

     NetWORKS MONITOR — NetWORKS Monitor™ allows clients to monitor and manage their pre-defined critical planning and execution information and it provides robust technology for alerting all appropriate trading partners when problems occur. NetWORKS Monitor provides a web-based portal for all information about problems (called exceptions) across the entire trading network, enables role-based security for interaction with that data and provides recommendations and automatic steps for resolving those exceptions.

     NetWORKS REPORTING — NetWORKS Reporting™, from one central web-based portal, provides views of critical information on the supply pipeline and the status of orders. Using role-based security, trading partners can view orders and actions relevant to their responsibilities within the trading network.

     Manugistics NetWORKS Execution Applications.

     Our execution applications support key business transactions between trading partners. Descriptions of our execution applications follow:

     NetWORKS COMMIT — NetWORKS Commit™ helps enable reliable, real-time commitments for delivery of products by simultaneously performing checks on the availability of resources, including inventory, production, materials, manufacturing scheduling, distribution and transportation and then immediately allocating appropriate resources needed to meet customer requests.

     NetWORKS COMPONENT MANAGEMENT — NetWORKS Component Management™ helps enable clients to create a comprehensive view of their component base by consolidating component data that typically resides in various databases across multiple divisions. This comprehensive view of the component base helps reduce costs and increase productivity by quickly identifying part redundancies and rationalizing the supply base.

     NetWORKS DELIVERY MANAGEMENT — NetWORKS Delivery Management™ assists the buying organization in the management of inbound freight orders by providing complete visibility to purchase orders and their associated deliveries from order origination to destination and enables suppliers to confirm delivery information such as dates and quantities in a web-based collaborative environment.

     NetWORKS DISTRIBUTED PROCUREMENT — NetWORKS Distributed Procurement™ operates on a stand-alone basis, connects to any existing ERP system, and connects to any public or private e-Marketplace environment. Companies can leverage their existing IT investments and unify corporate-level strategic sourcing capabilities while maintaining site-level control and flexibility. NetWORKS Distributed Procurement reduces the administrative costs associated with the procurement process by fully or partially automating tasks. Based on configurable business rules, this automation enables buyers to focus more of their time on value-added activities such as supplier sourcing, development, and management.

     NetWORKS MAKE-TO-ORDER — NetWORKS Make-to-Order™ is a plant operations and accounting system foundation designed for complex manufacturing environments such as aerospace and defense. NetWORKS Make-to-Order improves customer manufacturing operations throughput by leveraging and focusing on their current organizational agility and operations, building on their current business processes or by introducing new streamlined processes. It provides manufacturers within the supply chain with the information, planning tools and management controls they need to maximize on-time customer delivery performance to ensure customer satisfaction.

     NetWORKS ORDER MANAGEMENT — NetWORKS Order Management™ is designed to help manage the total life cycle of each customer order through a single order management interface that brings together from the various systems the critical information that is required for an effective online and offline order management process. It allows the client to establish a direct selling site that services customers through multiple online and traditional channels, and it enables connectivity to backend distribution systems and partners.

     NetWORKS PROCUREMENT — NetWORKS Procurement™ is an advanced internet-based direct procurement solution designed for complex manufacturing environments such as aerospace and defense, mid-sized suppliers and MRO facilities in industry and government. It enables single-site or multi-site organizations to leverage the supplier community as a strategic asset through aggregated sourcing and buying, increased buyer efficiencies and through efficient collaboration and integration with suppliers. This results in reduced lead-time and cost and improved responsiveness.

     Manugistics WebConnect Integration Applications.

     Our Manugistics WebConnect integration applications help integrate disparate systems across an enterprise and with external trading partners. A description follows:

     WebConnect INTEGRATION SUITE — Our WebConnect integration suite uses leading-edge enterprise application integration (EAI), extract-transform-load (ETL) and business-to-business (B2B) integration technology and provides pre-built, configurable connectors to common enterprise systems provided by companies such as SAP AG. WebConnect provides automated data transformation and mapping between Manugistics and other systems along with graphical integration tools that allow users to easily update and maintain these integrations. WebConnect also coordinates business processes and messaging among disparate systems and provides coordination and messaging for integration with external trading partners and heterogeneous trading network environments.

     Solutions Based Approach.

     We sell configured sets of our software products that address the specific supply and demand chain business process issues that our clients want to improve. This approach helps deliver greater value to our clients. These solutions typically consist of NetWORKS products spanning planning, collaboration, execution and integration capabilities. We are presently focused on commercializing or enhancing the following set of solutions:

DEMAND AND PRICING MANAGEMENT SOLUTIONS Collaborative Demand Planning Demand Classification Demand Planning Market Activity Management Price List Optimization Profitable Promotions Management	ORDER & FULFILLMENT MANAGEMENT SOLUTIONS
Collaborative Supplier Managed Inventory
Dynamic Deployment
Fulfillment & Inventory Optimization
Fulfillment Network Design & Optimization
Order and Inventory Visibility
Order Management/Available to Promise/Capable to Promise
Profitable Order Commitment/Contract Pricing
Sales & Operations Planning

LOGISTICS MANAGEMENT SOLUTIONS
Domestic Planning & Execution (Load Tender & Status
Management)
Freight Payment Management
International Planning & Optimization with Activity Management
Logistics Optimization Tuning
Logistics Sourcing/Bid Optimization
Private Fleet Management
Real-Time Visibility & Performance Analysis with Trading
Partner Connectivity
Tour Design
SERVICE & PARTS MANAGEMENT SOLUTIONS Field Service Execution Parts Optimization Repair Shop Execution Repair Shop Planning Strategic Service & Parts Planning
MANUFACTURING MANAGEMENT SOLUTIONS
Attribute-Based Planning and Scheduling
Collaborative Manufacturing Management
Manufacturing Optimization Tuning/Recalibration
Manufacturing Scheduling
Single & Multi-Site Manufacturing Planning
Supply Chain Planning
Supply Network Design & Total Cost Evaluation	SUPPLY MANAGEMENT SOLUTIONS
Collaborative Supply Management (Multi-Tier)
Component Management
Material Planning & Optimization
PO Delivery Management
Procurement Execution
Spend Analysis & Strategic Sourcing/Contract Management
Supply Classification

Implementation Services:

     A key element of our business strategy is to provide clients with comprehensive solutions for their internal and external supply and demand chains by offering implementation services for our products. When implementing our software, clients typically make changes to their business processes and overall operations, including their planning and pricing functions. To assist clients in making these changes, we offer a wide range of implementation services. These services include supply chain, supplier relationship, pricing and revenue and service & parts management consulting services to help our clients achieve their objectives. Our implementation services also include business operations consulting, change management consulting and end-user and system administrator education and training. These services help clients redesign their operations to take full advantage of our software.

     These implementation services are priced and sold separately from our software products and are provided primarily on a time and materials basis. Our consulting services group consisted of 339 employees as of February 28, 2003.

Client Support and Application Hosting Service:

     Our comprehensive solutions include global support to clients. Most of our clients enter into annual solution support agreements for post-contract customer support and the right to unspecified software upgrades and enhancements. Support includes in-depth support services, product maintenance and a web-based knowledge management tool for tips and techniques and online support. Upgrades include new features and functionality as well as core technology enhancements. Our client support personnel also collect information that we use to assist us in developing new products, enhancing existing products and in identifying market demand. Our application hosting service helps our clients increase the speed at which they realize the benefits of our products by reducing internal resource requirements such as costs of hardware, infrastructure, security, training and technology and operating in proven technical environments. As of February 28, 2003, our client support and application hosting service group consisted of 67 employees.

Product Development:

     We direct our efforts in product development to:

–	the development of new products;

–	enhancements of existing products;

–	enhancement of our products for use in different languages;

–	increasing the breadth and depth of our product functionality to address increasingly complex customer challenges quickly;

–	increasing the performance of our software and its ability to address increasingly large-scaled problems; and

–	development of products tailored to the specific requirements of particular industries.

     To date, our products, including product documentation, have been developed by our internal staff and third-party contractors and have been supplemented by acquisitions and complementary business relationships.

     In developing new products or enhancements, we work closely with current and prospective clients, as well as with other industry leaders, to make sure that our products address the needs of the markets we serve. We believe that this collaboration will lead to improved software and will result in superior products that are likely to be in greater demand in the market. We maintain committees of users, developers and marketers of our products, who, among other things, define and rank issues associated with products and discuss priorities and directions for their enhancement.

     For new applications and major enhancements, we also conduct a launch program, which allows clients to review design specifications and prototypes and to participate in product testing. We have established channels for client feedback, which include periodic surveys and focus groups. In addition, our product development staff works closely with our marketing, sales, support and services groups to develop products that meet the needs of our current and prospective clients. As of February 28, 2003, our product development resources included 362 employees and 113 third-party contractors, 83 of which were working out of our product development facilities in India. Gross product development costs were $73.6 million, $81.0 million and $49.8 million in fiscal 2003, 2002 and 2001, respectively. Gross product development costs in total over the last five fiscal years were $298.3 million.

     We have made substantial investments in product development and we will continue to make the expenditures for product development that we believe are necessary for rapidly delivering new products, features and functions. We believe that getting products to market quickly, without compromising quality, is critical to the success of our business.

Sales and Marketing:

     Our sales operation for North and South America is headquartered at our office in Rockville, MD and includes field offices in Atlanta, GA; Wayne, PA; Itasca, IL; Irving, TX; Detroit, MI; Calabasas, CA; San Carlos, CA; and Sao Paulo, Brazil. Our direct sales organization focuses on licensing supply chain management, pricing and revenue optimization, supplier relationship management, service & parts management and EPO solutions to large, multi-national enterprises, as well as to mid-sized enterprises with a variety of supply chain, pricing and extended trading network issues.

     We license our solutions in regions outside of the Americas primarily through foreign subsidiaries. Our British, German, French, Belgian, Dutch and Swedish subsidiaries, located in Bracknell, England; Munich, Germany; Paris, France; Brussels, Belgium; Utrecht, The Netherlands; and Stockholm, Sweden, respectively, provide direct sales, services and support primarily to clients located in continental Europe and the United Kingdom. We have established subsidiaries in Tokyo and Osaka, Japan; Singapore; Shanghai, The Peoples Republic of China; Hong Kong; Kuala Lumpur, Malaysia; and Sydney, Australia. We also maintain offices in Taipei, Taiwan. We adapt our solutions for use in international markets by addressing different languages, different standards of weights and measures and other operational considerations. In fiscal 2003, approximately 25.0% of our total revenue came from sales made to clients outside the United States. Details of our geographic revenue are in Note 15 — “Segment Information” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

     We also use indirect sales channels to market our software, consisting of complementary software vendors, third-party alliances and distributorships. See “— Alliances.” Using these channels, we seek to increase the market penetration of our software through joint marketing and sales activities. These relationships enhance our sales resources in target markets and expand our expertise in bringing our solutions to prospects and clients. We also license our STATGRAPHICS product in the U.S. and in other countries through independent distributors, national resellers and local dealers.

     We support our sales activities by conducting a variety of marketing programs, including our annual conference called enVISION, which provides a forum for executives and managers to exchange ideas and best practices regarding technological innovations in supply chain management, pricing and revenue optimization, supplier relationship management and service & parts management. We also maintain client steering committees to involve our clients in the ongoing development of our solutions. We also participate in industry conferences such as those organized by the American Production and Inventory Control Specialists (APICS) organization, Supply Chain World, Retail Systems and Auto-Tech and in numerous pricing and revenue optimization conferences, such as HITEC and PPS. In addition, we participate in solution demonstration seminars and client conferences hosted by complementary software vendors. We also conduct Manugistics brand awareness and lead-generation programs including advertising, direct mail, public relations, seminars, telemarketing and ongoing client communication programs.

     As of February 28, 2003, we had 242 employees engaged in sales and marketing activities.

Alliances:

     Our alliance program is based on delivering maximum value to our global base of clients. We ally ourselves with leading companies that provide consulting and implementation services, software and technology and hardware that complement our solutions.

     We have strategic alliances pursuant to written agreements with industry-leading software and technology providers. These include Agile Software; Avolent; Blue Martini Software; Business Objects; Celarix; Centric Software; Cognos; e7th; Frictionless Commerce; Imany; Inovis; Neuron Data; Proclarity; Savvion; Shipnow; Tele Atlas North America; TIBCO Software; Vendavo; Viacore; Vignette; webMethods; and Workplace plc, with whom we have software license, distribution and strategic relationship agreements; Azerity: Chrome: KCI Computing; MatrixOne; Mestec; MXI; Softface; TIP Technologies; and Vastera, with whom we have joint marketing and sales referral agreements; and IBM; Hewlett Packard; Microsoft; and Sun Microsystems, with whom we have various development support and hardware lease agreements. We have entered into an Independent Software Vendor (“ISV”) agreement with BEA Systems and an original equipment manufacturer (“OEM”) software agreement with IBM. In addition, Manugistics has entered into agreements with Nomis Solutions and The Rainmaker Group which grant them the right to resell specific Manugistics products. Manugistics maintains agreements with a number of technology providers whose products are embedded and shipped with one or more Manugistics products. These include ActiveState; Actuate; DataDirect Technologies; eXcelon; ILOG; IONA Technologies; MapInfo; Numerical Algorithms Group (NAG); Quest Software; Recursion Software; Rogue Wave Software; and Verity.

     We work with leading systems integrators, business strategy and management consultancies that provide a wide range of consulting expertise such as implementation of software solutions, process and change management and strategic business services. We maintain close relationships with major consulting firms worldwide to extend our delivery and solution capability for our clients. We have also developed strategic alliances pursuant to written agreements with consulting and systems integration partners such as Accenture, AT Kearney, Bearing Point (formerly KPMG Consulting), Cap Gemini Ernst & Young, IBM Business Consulting Services and other leading consultancies to provide implementation and business process assistance to our clients. We have augmented this with several geographic and regional alliances and cooperate with other professional services firms on a client-by-client basis.

Clients:

     Various combinations of our supply chain management, pricing and revenue optimization, supplier relationship management, service & parts management and EPO software have been licensed by organizations worldwide in industries such as automotive; chemical & energy; communications & high technology; consumer packaged goods; food & beverage; government, aerospace & defense; industrials; life sciences; retail; third-party logistics; and travel, transportation & hospitality. Here is a sample of some of our clients that have either licensed software products from us or our distributors, or purchased support, consulting, or other services or both or actively used our software during fiscal 2003. See “Sales and Marketing.”

Automotive
Caterpillar Mexico S.A. de C.V.
Deere & Co.
Ford Motor Company
Harley-Davidson, Inc.
Mistubishi Motor Sales of America
Nissan
Subaru of America, Inc.

Chemical & Energy
Airgas, Inc.
BP
DuPont
Fuji Photo Film, USA
Rohm & Haas
Vulcan Materials Co.

Communications & High Technology
3Com Corporation
AT&T
Cisco Systems, Inc.
Fairchild Semiconductor
Hewlett Packard Company
Lexmark
Motorola PCS
Texas Instruments Incorporated
Vodafone Ltd.	Consumer Packaged Goods
Brown & Williamson Tobacco Corp.
Levi Strauss & Co.
Oxford Industries, Inc.
Unilever Home & Personal Care, USA

Food & Beverage
Coca-Cola Bottling Co. Consolidated
Great Atlantic & Pacific Tea Company
Hormel Foods Corp.
Kraft Foods, Inc.
Labatt’s Brewing Company
Nestlé
Remy Cointreau
Winn-Dixie Stores, Inc.

Government, Aerospace & Defense
Boeing Co.
EDS (NAVTrans)
Kaman Aerospace

Industrials
Hon Industries, Inc.
Pechiney Plastic Packaging	Life Sciences
AstraZeneca
Smith & Nephew

Retail
Canadian Tire Corp., Ltd.
Eroski S. Coop
Gebr. Heinemann KG
HEB Grocery Company LP
Radioshack, Corporation
Spalding Sports Worldwide, Inc.
Target Corporation
The Limited, Inc.
The TJX Companies
Toys “R” Us, Inc.

Third-Party Logistics
Agora Europe S.A.
DHL Aviation NV/SA
PSA Logistics PTE Ltd.
Tronicus

Travel, Transportation & Hospitality
Continental Airlines
Delta Air Lines
Great North Eastern Railway
Harrah’s Entertainment, Inc.
Omni Hotels
Princess Cruises
Thompson Travel Group

Competition:

     The markets for our solutions are very competitive. Other application software vendors offer products that compete directly with some of our products. These include, but are not limited to, such vendors as Adexa; Aspen Technology; The Descartes Systems Group; Global Logistics Technologies; i2 Technologies; JDA Software; Khimetrics; Logility; Logistics.com (recently acquired by Manhattan Associates); Mercia; Metreo; PROS Revenue Management; Retek; SAP; Viewlocity (formerly SynQuest); and YieldStar Technology. Certain Enterprise Resource Planning vendors (“ERP”), in addition to SAP, all of which are substantially larger than Manugistics, have acquired or developed supply chain management and supplier relationship management software companies, products, or functionality or have announced intentions to develop and sell supply chain management and supplier relationship management solutions. Such vendors include Invensys, J.D. Edwards & Company; Oracle and PeopleSoft.

     The principal competitive factors in the markets in which we compete include product functionality and quality, domain expertise, integration technologies, product suite integration and related services such as customer support and implementation services. Other factors important to clients and prospects include:

–	customer service and satisfaction;

–	the ability to provide client references;

–	compliance with industry standards and requirements;

–	the ability of the solution to generate business benefits;

–	rapid paybacks and large returns on investment;

–	availability in foreign languages;

–	vendor financial stability and reputation; and

–	to some extent, price.

     We believe that our principal competitive advantages are our comprehensive, integrated solutions, our list of referenceable clients, the ability of our solutions to generate business benefits for clients, our substantial investment in product development, our domain expertise in our markets, our quick implementations, rapid paybacks and large returns on investment, our client support services and our extensive knowledge of supply chain management, pricing and revenue optimization solutions, supplier relationship management and service & parts management.

Software license, support and implementation service agreements and pricing:

     Software license fees consist principally of fees generated from licenses of our software products. In consideration of the payment of license fees, we generally grant nonexclusive, nontransferable, perpetual licenses, which are primarily business unit, user-specific and geographically restricted. Software license fee arrangements vary depending upon the type of software product being licensed and the customer’s computer environment. Software license fees are based primarily on which products are licensed, the complexity of the problem being addressed, the size of the client’s business and the number of users and locations. The amount of software license fees may reach many millions of dollars for initiatives that are very large in scope and complexity.

     Clients may obtain solution support for an annual fee. We have three levels of support that our customers choose from to best accommodate their needs: Standard, Premium and Signature. Support fees are calculated on an escalated scale, based on the level of service chosen and the size of the related software license fees. Support fees are generally billed annually and are subject to changes in support list prices. We also provide implementation services, systems administration, training and hosting of our software applications and other related services, generally on a time and materials basis. This allows our clients to determine the level of support or services appropriate for their needs.

Proprietary rights and licenses:

     We regard our software as proprietary and rely on a combination of trade secret, patent, copyright and trademark laws, license agreements, confidentiality and non-compete agreements with our employees and nondisclosure and other contractual requirements imposed on our clients, consulting partners and others to help protect proprietary rights in our products. We distribute our supply chain management, pricing and revenue optimization, supplier relationship management, service & parts management and EPO software under software license agreements, which typically grant clients nonexclusive, nontransferable licenses to our products and have perpetual terms unless the term is limited or the license is terminated for breach. Under such typical license agreements, we retain all rights to market our products.

     Use of our software is usually restricted to the internal operations of our clients and to designated users. In sales to virtual service providers, the licensed software is restricted to the internal operations of our client and to designated users and the processing of their clients individually specified client data. Use is subject to terms and conditions that prohibit unauthorized reproduction or transfer of the software. We also seek to protect the source code of our software as a trade secret and as an unpublished, copyrighted work.

Employees:

     As of February 28, 2003, we had 1,133 full-time regular employees and 193 full-time and part-time third-party contractors. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are generally good. All of our employees sign non-compete agreements as a condition of employment.

Available Information:

     We make available, free of charge at www.manugistics.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 2. PROPERTIES.

     Our principal sales, marketing, product development, support and administrative facilities are located in Rockville, MD, where we lease approximately 280,000 square feet of office space under a lease agreement which expires on June 30, 2012. We are currently in negotiations to sublease approximately 30% of our corporate headquarters space. We expect to sublease the space by August 31, 2003.

     In addition, we lease office space for our 28 sales, service and product development offices located in North America, South America, Europe and Asia/Pacific, pursuant to leases that expire between calendar 2003 and calendar 2019. We believe that our current existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations. Please refer to Note 7 in Notes to Consolidated Financial Statements included elsewhere in this Annual Report for information regarding our lease obligations.

Item 3. LEGAL PROCEEDINGS.

     We are involved from time to time in disputes and other litigation in the ordinary course of business. We do not believe that the outcome of any pending disputes or litigation will have a material adverse effect on our business, operating results, financial condition and cash flows. However, the ultimate outcome of these matters, as with dispute resolution and litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to us. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, operating results, financial condition and cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, age and position held by each of the executive officers of Manugistics Group, Inc. and Manugistics, Inc., its principal operating subsidiary, are as follows:

Name	Age	Position

Gregory J. Owens	43	Chairman, President and Chief Executive Officer

Jeffrey L. Holmes	53	Executive Vice President, President of Government, Aerospace and Defense Operations

Jeffrey L. McKinney	39	Executive Vice President, President of Americas Operations

Raghavan Rajaji	56	Executive Vice President and Chief Financial Officer

Michael Christensen	40	Senior Vice President, President of Asia-Pacific Operations

Andrew J. Hogenson	39	Senior Vice President, Pricing and Revenue Optimization

James J. Jeter	44	Senior Vice President, Global Marketing

Lori Mitchell-Keller	36	Senior Vice President, Market Strategy

Everett G. Plante	42	Senior Vice President, Engineering and Technology Solutions

Timothy T. Smith	39	Senior Vice President, General Counsel and Secretary

Jean-Claude Walravens	50	Senior Vice President, President of European Operations

Jeffrey T. Hudkins	37	Vice President, Controller and Chief Accounting Officer

     Mr. Owens has served as Chief Executive Officer and a member of our Board of Directors since joining Manugistics in April 1999. He has served as Chairman of the Board of Directors since February 2001. Mr. Owens has also served as President of the Company from April 1999 through November 2000 and since June 2002. From 1997 to April 1999, Mr. Owens served as the Global Managing Partner for the Accenture Supply Chain Practice. Mr. Owens has also served as a member of the Board of Directors of Serena Software, Inc. since April 2002 and S1 Corporation since January 2003.

     Mr. Holmes has served as Executive Vice President and President of Government, Aerospace & Defense Operations since March 2003. From April 2002 through March 2003, Mr. Holmes served as Senior Vice President, Service & Parts Management and Government, Aerospace & Defense. From September 1999 through April 2002, Mr. Holmes was Senior Vice President, Government and Public Sector. From April 1999 to September 1999, he served as Senior Vice President, North American Sales Operations. From October 1998 to April 1999, he served as Vice President, Industry Solutions. From January 1997 to October 1998, he served as Vice President, Consumer Products Industry Marketing.

     Mr. McKinney has served as Executive Vice President and President of Americas Operations since September 2002. From May 2002 to September 2002, Mr. McKinney served as Senior Vice President, Supply Chain Management and Supplier Relationship Management. From September 2001 through April 2002, he served as Senior Vice President, Supply Chain Management. From March 1998 to September 2001, he served as Senior Vice President, Global Business Consulting.

     Mr. Rajaji has served as Executive Vice President and Chief Financial Officer since December 1999. From September 1995 to December 1999, he served as Senior Vice President, Chief Financial Officer and Treasurer at BancTec, Inc.

     Mr. Christensen has served as Senior Vice President and President of Asia Pacific Operations since September 2001. From December 1999 to August 2001 he served as Vice President for Manugistics Northern Europe. From May 1997 to December 1999 he served as Vice President for Supply Chain — Americas at Maersk Logistics, a leading global logistics services provider.

     Mr. Hogenson has served as Senior Vice President, Pricing and Revenue Optimization since April 2002. From October 2000 to April 2002, Mr. Hogenson was Senior Vice President, Product Development. From October 1999 through October 2000, he served as Vice President, Transportation, Products and Solutions. From March 1997 to October 1999, he served as Senior Manager of the Accenture Strategy Practice Group.

     Mr. Jeter has served as Senior Vice President, Global Marketing since August 1999. From July 1998 to August 1999, he served as Vice President and Managing Director of European Operations for Iomega Corporation, a provider of personal storage solutions for digital information. From December 1997 to July 1998, Mr. Jeter served as Vice President, Managing Director of Iomega’s Asia Pacific operation.

     Ms. Mitchell-Keller has served as Senior Vice President, Market Strategy since July 2001. From March 2001 to July 2001, she served as Senior Vice President of Product and Solutions Marketing. From January 1999 to March 2001, Ms. Mitchell-Keller served as Vice President of Product Marketing. From March 1998 to January 1999, Ms. Mitchell-Keller served as Director of Product Management. From October 1997 to March 1998, she served as Business Manager of Demand and Supply Planning.

     Mr. Plante has served as Senior Vice President, Engineering and Technology Solutions since January 2002. From June 1999 to September 2001, he served as Vice President and Chief Information Officer of Enron Broadband, Inc. From May 1994 to June 1999, Mr. Plante served as Senior Director, Supply Chain Systems at COMPAQ Computer Corporation.

     Mr. Smith has served as Senior Vice President, General Counsel and Secretary from January 2000 through February 2002 and since July 2002. He served as Vice President and General Counsel for Land Rover North America, Inc. an automobile importer and distributor, from June 1998 to December 1999. He was Associate Corporate Counsel for Dart Group Corporation, a retail holding company, from May 1995 to May 1998.

     Mr. Walravens has served as Senior Vice President and President of European Operations since January 2003. From December 1999 to December 2002, Mr. Walravens was Group Vice President, Southern Europe. From August 1997 to November 1999, he served as Vice President, Europe, at Numetrix (acquired by JD Edwards & Company).

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

     There are no family relationships among any of the executive officers or directors of Manugistics Group, Inc. Executive officers of Manugistics Group, Inc. are elected by the Board of Directors (the “Board”) on an annual basis and serve at the discretion of the Board.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock, $.002 par value per share, trades on The Nasdaq Stock Market under the symbol “MANU”. The following table sets forth the high and low sales prices in dollars per share for the respective quarterly periods over the last two fiscal years, as reported in published financial sources. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal 2003	High	Low

First Quarter	$22.75	$7.50
(ended May 31, 2002)
Second Quarter	8.07	2.50
(ended August 31, 2002)
Third Quarter	4.50	1.54
(ended November 30, 2002)
Fourth Quarter	4.30	2.06
(ended February 28, 2003)

Fiscal 2002	High	Low

First Quarter	$41.90	$15.38
(ended May 31, 2001)
Second Quarter	42.38	11.65
(ended August 31, 2001)
Third Quarter	13.70	4.94
(ended November 30, 2001)
Fourth Quarter	22.70	11.07
(ended February 28, 2002)

     As of April 29, 2003, there were approximately 419 stockholders of record of our common stock, according to information provided by our transfer agent.

     We have never declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. It is our present intention to retain any future earnings to provide funds for the operation and expansion of our business. In addition, we have a one-year unsecured revolving credit facility with Silicon Valley Bank (“SVB”) that is scheduled to expire on January 31, 2004. We will seek to renew this credit facility before expiration. During the term of the credit facility, we are subject to a covenant not to declare or pay cash dividends to holders of our common stock under certain conditions. Future payment of cash dividends, if any, will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to the covenants contained in any outstanding credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Item 6. SELECTED FINANCIAL DATA.

     Our selected consolidated financial data for each of the five fiscal years in the period ended February 28, 2003 and each of our last eight fiscal quarters are set forth below. This data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The selected financial data for each of the years in the three-year period ended February 28, 2003, and as of February 28, 2003 and 2002, are derived from our consolidated financial statements that have been included in this Annual Report. The selected financial data as of February 28 or 29, 2001, 2000 and 1999, the years ended February 28 or 29, 2000 and 1999, and in each of our last eight fiscal quarters are derived from consolidated financial statements that have not been included in this annual report.

	Fiscal Year Ended February 28 or 29,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Software	$74,899	$129,772	$139,316	$60,421	$73,802
Services	102,144	106,522	73,333	46,516	65,212
Support	84,075	73,852	55,315	45,496	38,550
Reimbursed expenses	11,268	9,741	8,199	7,499	9,793

Total revenue	272,386	319,887	276,163	159,932	187,357

Operating expenses:
Cost of revenue:
Cost of software	19,127	21,144	19,146	11,811	11,661
Amortization of acquired technology	13,623	9,168	1,122	147	145
Cost of services and support	98,055	92,083	59,149	43,783	50,076
Cost of reimbursed expenses	11,268	9,741	8,199	7,499	9,793
Sales and marketing	95,627	120,437	115,610	61,439	103,006
Product development	63,055	70,477	40,830	29,150	49,389
General and administrative	27,885	28,522	22,925	15,837	19,828
Amortization of intangibles	3,866	86,279	15,082	2,290	2,118
Goodwill impairment charge	96,349	—	—	—	1,354
Purchased research and development and acquisition-related expenses	3,800	—	9,724	—	3,095
Restructuring and other impairment charges (benefit)	19,184	6,612	—	(1,506)	32,421
Non-cash stock compensation expense (benefit)	3,426	(3,111)	12,801	—	—
IRI settlement	—	3,115	—	—	—

Total operating expenses	455,265	444,467	304,588	170,450	282,886

Loss from operations	(182,879)	(124,580)	(28,425)	(10,518)	(95,529)
Other (expense) income, net	(7,942)	(14,638)	2,899	1,389	2,362

Loss before income taxes	(190,821)	(139,218)	(25,526)	(9,129)	(93,167)
Provision for (benefit from) income taxes	21,418	(24,060)	2,552	(184)	2,945

Net loss	$(212,239)	$(115,158)	$(28,078)	$(8,945)	$(96,112)

Basic and diluted loss per share	$(3.04)	$(1.69)	$(0.48)	$(0.16)	$(1.82)

	Fiscal Year Ended February 28 or 29,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities	$137,735	$233,060	$300,308	$51,547	$43,362
Working capital	119,791	236,951	300,668	36,831	31,138
Restricted cash	12,980	—	—	—	—
Goodwill and other intangible assets	251,742	336,102	394,178	7,317	9,382
Total assets	529,373	722,640	847,261	151,907	172,336
Long-term debt and capital leases	254,795	251,023	250,133	283	454
Total stockholders’ equity	172,082	372,807	470,321	86,718	85,722

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(in thousands, except per share data)
Fiscal 2003
Revenue
Software	$24,516	$18,112	$14,084	$18,187
Services	26,865	27,617	25,132	22,530
Support	20,209	21,246	20,412	22,208
Reimbursed expenses	3,010	2,954	2,736	2,568

Total Revenue	74,600	69,929	62,364	65,493

Cost of software	6,238	4,892	4,365	3,632
Cost of services and support	25,821	25,281	23,707	23,246
Reimbursed expenses	3,010	2,954	2,736	2,568
Sales and marketing	30,978	24,277	20,593	19,779
Product development	17,532	16,681	14,095	14,747
General and administrative	7,190	7,092	7,056	6,547
Other operating expenses (1)	8,640	14,263	13,494	103,851
Operating loss	(24,809)	(25,511)	(23,682)	(108,877)
Net loss	(27,081)	(47,717)	(26,003)	(111,438)
Basic and diluted loss per share	($0.39)	($0.68)	($0.37)	($1.59)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(in thousands, except per share data)
Fiscal 2002
Revenue
Software	$45,056	$24,809	$22,150	$37,757
Services	27,533	27,521	27,575	23,893
Support	17,221	18,634	19,020	18,977
Reimbursed expenses	2,632	2,810	2,267	2,032

Total Revenue	92,442	73,774	71,012	82,659

Cost of software	5,135	4,963	4,750	6,296
Cost of services and support	23,340	24,274	23,598	20,871
Reimbursed expenses	2,632	2,810	2,267	2,032
Sales and marketing	33,999	30,114	26,889	29,435
Product development	16,435	20,326	17,232	16,484
General and administrative	7,798	6,997	6,375	7,352
Other operating expenses (1)	27,415	14,370	33,065	27,213
Operating loss	(24,312)	(30,080)	(43,164)	(27,024)
Net loss	(23,426)	(21,664)	(44,980)	(25,088)
Basic and diluted loss per share	($0.35)	($0.32)	($0.66)	($0.36)

(1)	Other operating expenses include amortization of intangibles and acquired technology, non-cash stock compensation expense (benefit), goodwill impairment charges, restructuring and other impairment charges (benefits), purchased research and development and acquisition related expenses and the IRI settlement.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this annual report. The discussion and analysis contains forward-looking statements and are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made elsewhere in this annual report as a result of specified factors, including those set forth under the caption “Factors that May Impact Future Results.”

Business Overview:

     We are a leading global provider of supply chain management and pricing and revenue optimization software. We also provide software for supplier relationship management and service & parts management. We have a solutions-based approach to client delivery — selling configured sets of our software products that address the specific supply and demand chain business processes that our clients want to improve. Our software helps companies lower operating costs, improve customer service, increase revenue, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our Enterprise Profit Optimization™ solutions, which combine the proven cost-reducing power of our supply chain management software solutions with the revenue-enhancing capability of pricing and revenue optimization software, provide additional benefits by providing businesses with the ability to simultaneously optimize cost and revenue to enhance profitability on an enterprise-wide basis. These solutions integrate pricing, forecasting, and operational planning and execution to help companies enhance margins across their enterprises and extended trading networks.

     Our supply chain management software helps companies plan, optimize and execute their supply chain processes. These processes include manufacturing, distribution and service operations and collaboration with a company’s extended trading network of suppliers and customers. Our pricing and revenue optimization software helps optimize a company’s demand chain, including pricing and promotions to all customers through all channels, with the aim of balancing the trade-offs between profitability and other strategic objectives such as market share. Our supplier relationship management software helps improve the activities required to design, source, and procure goods and to collaborate more effectively with key suppliers of direct materials. Our service & parts management solutions help companies optimize and manage their service and parts operations by effectively planning and scheduling maintenance programs, parts, materials, tools, manpower and repair facilities to profitably provide the highest levels of customer service. We also provide strategic consulting, implementation and customer support services to our clients as part of our overall solution.

     Increasing global competition, shortening product life cycles and more demanding customers are forcing businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. We focus the development of our software on addressing the changing needs of companies in the markets we serve, including the need to do business in extended trading networks. We offer solutions to companies in many industries including automotive; chemical & energy; communications & high technology; consumer packaged goods; food & beverage; government, aerospace & defense; industrials; life sciences; retail; third-party logistics; and travel, transportation & hospitality. Our customer base of approximately 1,200 clients includes large, multinational enterprises such as 3Com Corporation; AT&T; Boeing Co.; BP; Brown & Williamson Tobacco Corp.; Caterpillar Mexico S.A. de C.V.; Cisco Systems Inc.; Coca-Cola Bottling Co. Consolidated; Continental Airlines; Delta Air Lines; DHL Aviation NV/SA; DuPont; Fairchild Semiconductor; Ford Motor Company; Harley-Davidson, Inc.; Hormel Foods Corp.; Kraft Foods, Inc.; Levi Strauss & Co.; Nestlé; RadioShack Corporation; Texas Instruments Incorporated; and Unilever Home & Personal Care, USA; as well as mid-sized enterprises.

     As a result of deterioration in the markets for our products and services due to the progressive weakening of global economic conditions beginning in fiscal 2002 and continuing in fiscal 2003, we have new challenges in our ability to stabilize revenue and operating performance and to expand market share. The weak macroeconomic environment over the past two years has included a recession in the United States economy that was fueled by substantial reductions in capital spending by corporations world-wide, especially spending on information technology. During our second and third quarters of fiscal 2002, we first experienced delays in consummating software license transactions. While the global economy declined during much of fiscal 2002, there were indications late in the year that an end to the economic slow-down appeared to be forthcoming. Late in our fourth quarter of fiscal 2002, we experienced improvements in closure rates on software license transactions, as evidenced by an increase in software revenue as compared to our second and third quarters of fiscal 2002. As we entered into fiscal 2003, global economic conditions and information technology spending appeared to be stabilizing. However, capital spending by corporations, especially spending on enterprise application software, continued to be weak. We also believe market conditions overseas, especially in Europe, tend to lag market conditions in the United States.

     We believe that the primary reasons for the decrease in information technology spending in fiscal 2002 and 2003 related to concerns of our clients and prospects about committing to large capital projects in the face of uncertain global economic conditions and the impact of these conditions on their respective businesses. As a result, organizations intensified their efforts to identify and realize potential cost savings, in part, by restricting their software procurement to well-defined current needs. In addition, in the years preceding the global economic slowdown, many corporations made capital expenditures in anticipation of future growth that did not materialize, thereby reducing their capital expenditure needs in our fiscal 2002 and fiscal 2003 years. Geopolitical concerns and uncertainties, such as the war on terrorism, the events leading up to, and the subsequent war with Iraq and other hostilities in various parts of the world appear to have exacerbated corporations’ caution regarding their capital spending.

     Our financial performance was adversely affected in fiscal 2003 as a result of these economic conditions and uncertainties and the resulting decrease in enterprise application software spending by United States and European corporations. The lengthening of sales cycles and reductions in capital spending in recent quarters caused our software revenue and total revenue to decrease in fiscal 2003, adversely affecting our operating performance. Demand for our pricing and revenue optimization and our supplier relationship management products has been more severely impacted than our supply chain management and service & parts management products for which there are more mature markets. Although our markets in most industries and geographies have deteriorated, industries most severely impacted include, among others, manufacturing, chemical & energy, high technology and travel, transportation & hospitality. Industries less affected include government, aerospace & defense and automotive, consumer packaged goods, food & beverage, life sciences and retail, as consumer spending, especially in the United States, has remained relatively stable. Our clients and prospects in these markets have continued to invest in application software, including our offerings, although at reduced levels. Customers are generally licensing fewer software modules than in past years. We have not lost any major customers or contracts in recent quarters that have negatively impacted revenue. As a result of these factors, we experienced a 29.8% decline in the average selling price (“ASP”) per significant software license transaction and a 50% decline in the number of software license transactions of $1.0 million and greater in fiscal 2003 as compared to fiscal 2002. Currently, it is unclear when or if our average selling price per license transaction will decrease, stabilize or increase. We expect market conditions will continue to be challenging for us in the near-term as longer sales cycles and delays in decision making on software purchases may persist.

     In response to the weakness in spending on enterprise application software, we enacted a number of cost containment and cost reduction measures during fiscal 2003, in addition to those implemented during fiscal 2002, to reduce our cost structure. During fiscal 2003, we reduced our employee workforce from 1,529 employees at May 31, 2002 to 1,133 employees at February 28, 2003 or 26% across the organization. In addition, we reduced the number of contractors, implemented a mandatory unpaid leave program for all U.S. employees during the first week in July and September and a voluntary week of unpaid leave during our second and third quarters of fiscal 2003 for our European employees and reduced our office space. These cost containment and cost reduction measures resulted in restructuring and impairment charges of approximately $19.2 million during fiscal 2003 for severance and related benefits associated with involuntary terminations, lease termination costs, contract termination costs, relocation costs and impairment charges on our sales force automation software, property, equipment and leasehold improvements.

     In addition, we expect to incur incremental restructuring charges of approximately $10.0 million in our first quarter of fiscal 2004 as a result of further cost containment and cost reduction initiatives including subleasing approximately 30% of our corporate headquarters space for an amount less than our current rent obligation. We expect to sublease the space by August 31, 2003 with expected annual cost savings of approximately $2.5 million.

     Our implementation of cost containment and cost reduction initiatives during our second, third and fourth quarters of fiscal 2003 better aligned our operating cost structure with the anticipated revenue levels due to the downturn in the global economy. Our cost containment and cost reduction initiatives reduced our aggregate cost of software, cost of services and support, sales and marketing, product development and general and administrative expenses, excluding amortization of acquired technology and non-cash compensation expense. For our fourth quarter of fiscal 2003, these expenses decreased 22.3%, or $20.2 million, from the total for our first quarter of fiscal 2003, compared to a decrease in total revenues of 12.2%, or $9.1 million, over the same period.

     Since the end of our fourth quarter, we have further reduced our total workforce and expect our employee workforce to total between 1,000 and 1,050 employees for our first and second quarters in fiscal 2004. In the aggregate, we expect that all cost containment and cost reduction measures implemented in fiscal 2003 will reduce our cost structure by approximately $100 million on an annualized basis. In addition, during fiscal 2003 we continued to shift a significant number of contractors to our product development facilities in India. At February 28, 2003, 83, or 73.5%, of our total product development contractors were based in India as compared to 55, or 39.0%, at February 28, 2002.

Results of Operations:

     The following table includes the consolidated statements of operations data for each of the years in the three-year period ended February 28, 2003 expressed as a percentage of revenue:

	Fiscal Year Ended February 28,

	2003	2002	2001

Revenue:
Software	27.5%	40.6%	50.4%
Services	37.5%	33.3%	26.6%
Support	30.9%	23.1%	20.0%
Reimbursed expenses	4.1%	3.0%	3.0%

Total revenue	100.0%	100.0%	100.0%

Operating expenses:
Cost of software	7.0%	6.6%	6.9%
Amortization of acquired technology	5.0%	2.9%	0.4%
Cost of services and support	36.0%	28.8%	21.4%
Cost of reimbursed expenses	4.1%	3.0%	3.0%
Sales and marketing	35.1%	37.6%	41.9%
Product development	23.1%	22.0%	14.8%
General and administrative	10.2%	8.9%	8.3%
Amortization of intangibles	1.4%	27.0%	5.5%
Goodwill impairment charge	35.4%	—	—
Purchased research and development and acquisition-related expenses	1.4%	—	3.5%
Restructuring and other impairment charges	7.0%	2.1%	—
Non-cash stock compensation expense (benefit)	1.3%	(1.0)%	4.6%
IRI settlement	—	1.0%	—

Total operating expenses	167.1%	138.9%	110.3%

Loss from operations	(67.1)%	(38.9)%	(10.3)%
Other (expense) income — net	(2.9)%	(4.6)%	1.0%

Loss before income taxes	(70.1)%	(43.5)%	(9.2)%
Provision for (benefit from) from income taxes	7.9%	(7.5)%	0.9%

Net loss	(77.9)%	(36.0)%	(10.2)%

     The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation expense (benefit) as follows (in thousands):

	Fiscal Year Ended
	February 28,

	2003	2002	2001

Cost of services and support	$1,673	$52	$4,579
Sales and marketing	931	(1,794)	3,262
Product development	298	(1,310)	3,694
General and administrative	524	(59)	1,266

	$3,426	$(3,111)	$12,801

See Operating Expenses: “Non-Cash Stock Compensation Expense (Benefit)” for further detail.

Use of Estimates and Critical Accounting Policies

     The accompanying discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these and other items that require management’s estimates.

     We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition, allowance for doubtful accounts, capitalized software, valuation of long-lived assets, including intangible assets and impairment review of goodwill, deferred income taxes and restructuring-related expenses. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Note 1 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our accounting policies.

Revenue Recognition and Deferred Revenue

     Our revenue consists of software license revenue, services revenue, support revenue and reimbursed expenses. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9”),” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition.” Software license revenue, services revenue and support revenue are generally recognized when the four basic criteria of SOP 97-2 and SAB 101 are met as follows:

•	Persuasive evidence of an arrangement exists: We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

•	Delivery has occurred or services have been rendered: Delivery is considered to occur when media containing the licensed program is provided to a common carrier FOB shipping point or, in the case of electronic delivery, the customer is given access to the licensed programs.

•	Fixed or determinable fee: We consider the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within 12 months from the agreement date. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable. We consider services fees to be fixed or determinable if the services fee or rates for time and material contracts are not subject to refund or adjustment.

•	Collection is probable: We perform a credit review for all significant transactions at the time the arrangement is executed to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon collection.

     If a software license contains customer acceptance criteria or a cancellation right, the software revenue is deferred and recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Fees are allocated to the various elements of software license agreements using the residual method, based on vendor specific objective evidence (“VSOE”) of fair value of any undelivered elements of the arrangement. VSOE of fair value for support services is provided by the renewal rate. VSOE of fair value for implementation services is based upon separate sales of services at stated hourly rates by level of consultant. Under the residual method, we defer revenue for the fair value of its undelivered elements based on VSOE of fair value, and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 and SAB 101 have been met.

     Typically, payments for software licenses are due within twelve months from the agreement date. Where software license agreements call for payment terms of twelve months or more from the agreement date, software revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. When we provide services that are considered essential to the functionality of software products licensed or if the licensed software requires significant production, modification or customization, we recognize revenue on a percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” In these cases, software revenue is deferred and recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

     Implementation services are separately priced and sold, are generally available from a number of suppliers and typically are not essential to the functionality of our software products. Implementation services, which include project management, systems planning, design and implementation, customer configurations and training are typically billed on an hourly basis (time and materials) and sometimes under fixed price contracts. Implementation services are recognized as the work is performed. On fixed price contracts, services revenue is recognized using the percentage-of-completion method of accounting by relating labor hours incurred to date to total estimated labor hours. In the event services are billed in advance of work being performed, the billed amount is initially recorded as deferred services revenue and recognized as services revenue when the work is performed.

     To date, the number of fixed price services engagements and services engagements considered essential to the functionality of our software products (both situations requiring use of the percentage-of-completion method) have been insignificant. However, if we enter into more of these types of arrangements in the future, our reported revenue and operating performance will be subject to increased levels of estimates and uncertainties.

     The estimation process inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software and services revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates to complete client engagements including skill level and experience of project managers and staff assigned to engagements and continuity and attrition level of implementation consulting staff. Changes in the estimated stage of completion of a particular project could create variability in our revenue and results of operations if we are required to increase or decrease previously recognized revenue related to a particular project or we expect to incur a loss on the project.

     Support revenue includes post-contract customer support and the rights to unspecified software upgrades and enhancements. Customer support is generally billed annually, initially recorded as deferred revenue and recognized as support revenue ratably over the support period.

Allowance for Doubtful Accounts

     For each of the three years in the period ended February 28, 2003, our provision for doubtful accounts has ranged between approximately 1.9% and 2.7% of total revenue. We initially record the provision for doubtful accounts based on our historical experience of write-offs and adjust our allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, our historical write-off experience, the credit worthiness of the customer, the economic conditions of the customer’s industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. Based on our total revenue reported for the fiscal 2003, our provision for doubtful accounts would change by approximately $2.7 million annually for a 1% change in proportion of total revenue. The provision for doubtful accounts is included in sales and marketing expense (for software license receivables) and cost of services and support (for services and support fees receivable), in the condensed consolidated statement of operations.

Capitalized Software Development Costs

     We capitalize the development cost of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to clients. Software development costs are amortized using the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release. Generally, an economic life of two years is used to amortize capitalized software development costs.

     In future periods, if we determine that technological feasibility occurs at a later date, such as coincident with general product release to clients, we may not capitalize any software development costs. This would increase our reported operating expenses in the short-term by the amounts we do not capitalize, which have ranged between $8.9 million and $10.5 million annually during fiscal 2001 through fiscal 2003. The estimated economic life of our capitalized software development costs is subject to change in future periods based on our experience with the length of time our products or enhancements are being or are expected to be used. A change in the expected economic life of our capitalized software development costs of six months would change our annual operating expenses by approximately $(1.8) million to $3.0 million.

Valuation of Long-Lived Assets, Including Intangible Assets and Impairment Review of Goodwill

     We assess the impairment of long-lived assets, including intangible assets and software developed for internal use, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we generally measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. In addition, at each reporting date, we compare the net realizable value of capitalized software development costs to the unamortized capitalized costs. To the extent the unamortized capitalized costs exceed the net realizable value, the excess amount is written off. Other intangible assets, including acquired technology, are amortized over periods ranging from two to seven years.

     Evaluating long-lived assets for impairment involves judgments as to when an asset may potentially be impaired. We consider there to be a risk of impairment if there is a significant decrease in the market value of an asset, if there is a significant change in the extent or intended use of an asset, or if actual or projected operating losses indicate continuing losses from an asset used to produce revenue.

     As of February 28, 2003 our net book value of long-lived assets, consisted of the following (in thousands):

Property and equipment	$31,230
Software development costs	13,428
Software developed for internal use	2,415
Goodwill	187,438
Acquired technology	41,232
Customer relationships	20,657

Total	$296,400

     The estimated economic useful lives of our long-lived and intangible assets are subject to change in future periods based upon the intended use of the asset or period of time revenues are expected to be generated. On March 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, (“SFAS 142”) “Goodwill and Other Intangible Assets” and as a result, we no longer amortize goodwill. We performed the initial impairment review of our goodwill required by SFAS 142 during the first quarter of fiscal 2003 and no impairment losses were recognized. During the quarters ended August 31, and November 30, 2002, we experienced adverse changes in our stock price resulting from a decline in our financial performance and adverse business conditions that have affected the technology industry, especially application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002 and November 30, 2002 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill.

     We performed another test for goodwill impairment as of February 28, 2003, our annual date for goodwill impairment review, and determined that our implied fair value was less than stockholders’ equity, including goodwill, an indication that goodwill may be impaired. Therefore, we performed the second step of the impairment test. As a result, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. The goodwill impairment loss was determined by calculating the difference between: a) our implied fair value as of February 28, 2003 less the fair value of our net assets and b) the carrying value of goodwill. The fair value of the identifiable intangible assets of the Company were determined by an independent valuation. Our implied fair value was estimated based on the closing quoted market price of our common stock on February 28, 2003 multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium, determined by an independent valuation firm, as if we were 100% owned by a single stockholder. The implied control premium used for purposes of measuring the implied fair value of the Company was determined by review of the premiums paid by other companies in past public technology and software acquisitions.

     We will continue to test goodwill for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce our implied fair value below our carrying value. Please refer to Note 1 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of SFAS 142, Note 5 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our goodwill impairment and see “Factors That May Affect Future Results — Risks Related to Our Business.”

     Determining the implied fair value of goodwill involves judgments as to when an impairment may exist, as well as estimates used to compute the implied fair value. If the estimates used to calculate the implied fair value of goodwill were to change such that the fair value dropped below stockholders’ equity, this could result in an impairment charge for some or all of our goodwill balance.

Deferred Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded. Based on various factors, including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of our loss for fiscal 2003 and estimates of future profitability, management has concluded that future taxable income will, more likely than not, be insufficient to recover our net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets, we recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the fiscal year ended February 28, 2003.

Management will continue to monitor its estimates of future profitability and realizability of our net deferred tax assets based on evolving business conditions.

Restructuring-Related Expenses

     Our restructuring charges are comprised primarily of: (i) severance and associated employee benefits related to the involuntary reduction of our workforce; (ii) lease termination costs, costs associated with permanently vacating facilities (“abandonment”) or both; and (iii) impairment costs related to certain long-lived assets and leasehold improvements abandoned.

     Prior to December 31, 2002, we accounted for the costs associated with the reduction of our workforce in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”). Accordingly, we recorded the liability related to involuntary termination costs when the following conditions were met: (i) management with the appropriate level of authority approved a termination plan that committed us to such plan and established the benefits the employees would receive upon termination; (ii) the benefit arrangement was communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identified the number of employees to be terminated, their locations, and their job classifications; and (iv) the period of time to implement the plan did not indicate changes to the plan are likely. The termination costs we record are not associated with, nor do they benefit, continuing activities. Prior to December 31, 2002, we accounted for lease termination costs in accordance with EITF 94-3. Accordingly, we recorded the costs associated with lease termination, abandonment or both when the following conditions were met: (i) management with the appropriate level of authority approved a termination plan that committed us to such plan; (ii) the plan specifically identified all activities that would not to be continued, including the method of disposition and location of those activities, and the expected date of completion; (iii) the period of time to implement the plan does not indicate changes to the plan were likely; and (iv) the leased property had no substantive future use or benefit to us. We recorded the liability associated with lease termination, abandonment or both as the sum of the total remaining lease costs and related exit costs, less probable sublease income or the expected lease termination fees or penalties. We accounted for costs related to long-lived assets abandoned in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” and, accordingly, charged to expense the net carrying value of the long-lived assets when we ceased to use the assets.

     We adopted Statement of Financial Accounting Standards No. 146 (“SFAS 146”) on January 1, 2003. SFAS 146 nullifies EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 and also establishes that fair value is the objective for initial measurement of the liability. Accordingly, for exit or disposal activities undertaken after December 31, 2002, we recorded the liability related to involuntary termination costs, lease costs, abandonment costs or both and relocation costs as they were incurred.

     Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish lease abandonments. Changing business and real estate market conditions may affect the assumptions related to the timing and extent of our ability to sublease vacated space. We review the status of restructuring liabilities on a quarterly basis and, if appropriate, we record changes to our restructuring liabilities based on management’s most current estimates.

Revenue:

     Software Revenue. Software revenue decreased 42.3%, or $54.9 million, in fiscal 2003 and decreased 6.9%, or $9.5 million, in fiscal 2002. The decrease in software revenue and software revenue as a percentage of total revenue in fiscal 2003 and fiscal 2002 was due to the weakness of the global economy and geopolitical uncertainties in our fiscal 2003 and fiscal 2002 and the related decline in spending for enterprise application software. This resulted in a decrease in the ASP for our software during both fiscal 2003 and fiscal 2002 and a decrease in the number of significant software license transactions consummated during fiscal 2003 and fiscal 2002.

     The following table summarizes significant software transactions consummated during fiscal 2003, 2002 and 2001:

	Fiscal Year Ended February 28,

	2003	2002	2001

Significant Software Transactions (1)
Number of transactions $100,000 to $999,999	70	73	67
Number of transactions $1.0 million and greater	19	38	47

Total number of transactions	89	111	114

Average selling price (in thousands)	$785	$1,118	$1,187

(1)	Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal year.

     We believe the reduction in software transactions of $1.0 million or greater in fiscal 2003 and fiscal 2002 is the result of companies becoming more cautious and deliberate regarding commitments to large capital expenditures, especially spending for enterprise application software, due to the uncertain global economic conditions and geopolitical uncertainties.

     Services Revenue. Services revenue decreased 4.1%, or $4.4 million, in fiscal 2003 and increased 45.3%, or $33.2 million, in fiscal 2002. The decrease in services revenue in fiscal 2003 was the result of the decrease in the number of completed software license transactions in fiscal 2002 and fiscal 2003 and resulting lower demand for implementation services, offset by the services revenue from WDS which was acquired in April 2002. The increase in services revenue in fiscal 2002 was due to an increased demand for implementation services and training, resulting from increases in completed software license transactions in fiscal 2001 and the acquisition of Talus Solutions, Inc. (“Talus”) in the fourth quarter of fiscal 2001. As a result of the decline in the number of completed software license transactions in fiscal 2003, we believe that services revenue in fiscal 2004 will be lower than fiscal 2003. Services revenue tends to track software license revenue in prior periods. See “Forward Looking Statements” and “Factors That May Affect Future Results”.

     Support Revenue. Support revenue increased 13.8%, or $10.2 million, in fiscal 2003 and increased 33.5%, or $18.5 million, in fiscal 2002. The increase in support revenue in fiscal 2003 and fiscal 2002 was due to the increase in the base of clients that have licensed our software products and entered into annual support arrangements coupled with renewals of annual support agreements by our existing client base and the Talus and WDS acquisitions. In the past, we have experienced high rates of renewed annual support contracts. There can no assurance that our historical renewal rate will continue. See “Forward Looking Statements” and “Factors That May Affect Future Results.”

     International Revenue. We market and sell our software and services internationally, primarily in Europe, Asia, Canada and Central and South America. Revenue outside of the United States decreased 23.9%, or $21.4 million, to $68.0 million in fiscal 2003 and increased 5.6%, or $4.8 million, to $89.4 million in fiscal 2002. Revenue outside of the United States as a percentage of total revenue was 25.0%, 28.0% and 30.6%, in fiscal 2003, 2002 and 2001, respectively. The decrease in our international revenue in fiscal 2003 resulted from the progressive weakening of global economic conditions, especially in the European economies, and geopolitical uncertainties, which resulted in delayed and smaller buying decisions by prospects and customers for our products. The increase in our international revenue in fiscal 2002 resulted from our efforts to expand our presence and selling efforts outside of the United States.

Operating Expenses:

     Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three fiscal years ended February 28, 2003, 2002 and 2001 (in thousands):

	Fiscal Year Ended February 28,

	2003	2002	2001

Amortization of capitalized software	$11,587	$11,382	$9,486
Percentage of software revenue	15.5%	8.8%	6.8%
Other costs of software	7,540	9,762	9,660
Percentage of software revenue	10.1%	7.5%	6.9%

Total cost of software	$19,127	$21,144	$19,146
Percentage of software revenue	25.5%	16.3%	13.7%

     The decrease in cost of software in fiscal 2003 was the result of decreased royalty fees due to lower software revenue. The increase in cost of software in fiscal 2002 was due to increased amortization of capitalized software resulting from an increase in the number of product development initiatives.

     Amortization of Acquired Technology. In connection with our acquisitions of WDS and DFE in fiscal 2003, the acquisition of the collaborative sourcing and design assets of Partminer CSD, Inc. ( “CSD”) and SpaceWorks intellectual property during fiscal 2002 and certain previous acquisitions, we acquired developed technology that we offer as part of our integrated solutions. Acquired technology is amortized over periods ranging from four to six years. We expect annual amortization of acquired technology to be approximately $14.2 million in fiscal 2004.

     Cost of Services and Support. Cost of services and support primarily includes personnel and third-party contractor costs. Cost of services and support as a percentage of related revenue was 52.7% in fiscal 2003, 51.1% in fiscal 2002 and 46.0% in fiscal 2001. Cost of services and support increased 6.5%, or $6.0 million, in fiscal 2003 and increased 55.7%, or $32.9 million, in fiscal 2002. The increase in cost of services and support during fiscal 2003 was attributable to an increase in support royalties paid to third parties and the WDS acquisition in April 2002, offset by the implementation of our cost containment and cost reduction initiatives during fiscal 2003. The increase in cost of services and support during fiscal 2002 was attributable to adding the personnel necessary to support the growth in services and support revenue and installed customer base.

     Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense as a percentage of total revenue was 35.1% in fiscal 2003, 37.6% in fiscal 2002 and 41.9% in fiscal 2001. Sales and marketing expense decreased 20.6%, or $24.8 million in fiscal 2003 and increased 4.2%, or $4.8 million, in fiscal 2002. The decrease in fiscal 2003 was due to:

•	an overall decrease in the average number of sales, marketing and business development employees to 328 for fiscal 2003 compared to 414 for fiscal 2002, which was the result of cost containment and cost reduction measures implemented in the second half of fiscal 2002 and fiscal 2003;

•	a decrease in sales commissions due to lower software revenue; and

•	a decrease in promotional spending, travel, advertising and public relations spending resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2002 and fiscal 2003.

     The increase in fiscal 2002 was due to increased personnel costs resulting from an increase in the average number of sales, marketing and business development employees to 414 in fiscal 2002 compared to 323 in fiscal 2001, offset by lower sales commissions resulting from decreased software sales. The decrease in sales and marketing expense as a percentage of total revenue in fiscal 2003 was due to the combination of lower sales commissions due to decreased software revenue and cost containment and cost reduction measures implemented in the second half of fiscal 2002 and fiscal 2003. The decrease in sales and marketing expense as a percentage of total revenue in fiscal 2002 was due to the combination of lower sales commissions due to decreased software revenue, flat promotional spending and higher revenues in fiscal 2002 as compared to fiscal 2001.

      Product Development. Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third party contractors. The following table sets forth product development costs for the three fiscal years ended February 28, 2003, 2002 and 2001 (in thousands):

	Fiscal Year Ended February 28,

	2003	2002	2001

Gross product development costs	$73,570	$80,956	$49,750
Percentage of total revenue	27.0%	25.3%	18.0%
Less: Capitalized software development costs	10,515	10,479	8,920
Percentage of total revenue	3.9%	3.3%	3.2%

Product development costs, as reported	$63,055	$70,477	$40,830
Percentage of total revenue	23.1%	22.0%	14.8%

     Gross product development costs decreased 9.1%, or $7.4 million, in fiscal 2003 and increased 62.7%, or $31.2 million, in fiscal 2002. The decrease in fiscal 2003 was due to:

•	an increase in the proportion of our development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale; and

•	a decrease in the average number of contractors in the United States resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2002 and in fiscal 2003.

     This decrease was offset by an increase in gross product development costs resulting from the WDS acquisition in April 2002.

     The increase in gross product development costs in fiscal 2002 was the result of an increase in the average number of product development employees, acquisitions during the first six months of fiscal 2002 and the fourth quarter of fiscal 2001 and an increased number of product development initiatives.

     General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses decreased 2.2%, or $0.6 million, in fiscal 2003 and increased 24.4%, or $5.6 million, in fiscal 2002. The decrease in fiscal 2003 was due to a decrease in the average number of general and administrative employees resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2002 and fiscal 2003, offset by an increase in costs resulting from the WDS acquisition in April 2002. The increases in fiscal 2002 were due to an increase in personnel to support our growth.

     Amortization of Intangibles and Goodwill Impairment. Our acquisitions of WDS in April 2002, CSD and One Release during fiscal 2002 and certain previous acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles decreased by 95.5%, or $82.4 million, in fiscal 2003. The decrease resulted from our adoption of SFAS 142 on March 1, 2002, which requires that we no longer amortize goodwill and assembled workforce. SFAS 142 also requires that goodwill be tested for impairment on an annual basis and when there is reason to suspect that values may have been impaired. We performed a test for goodwill impairment as of February 28, 2003, our annual date for goodwill impairment review and determined a write-down was necessary. Accordingly, we recorded a goodwill impairment charge of $96.3 million in fiscal 2003 to reduce goodwill associated with our acquisitions down to their estimated fair value. Details of our amortization of intangibles and goodwill impairment are included in Note 5 in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report and details of our acquisitions are included in Note 12 in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report.

     Purchased Research and Development and Acquisition-Related Expenses. Our acquisitions of WDS in fiscal 2003 and Talus and STG Holdings, Inc. (“STG”) in fiscal 2001 included the purchase of technology that had not yet been determined to be technologically feasible and had no alternative future use at its then-current stage of development. Accordingly, in fiscal 2003 and fiscal 2001, the portion of the purchase price for WDS, Talus and STG allocated to purchased research and development of $3.8 million and $9.7 million, respectively, in aggregate, was expensed immediately in accordance with generally accepted accounting principles. Details of our acquisitions are included in Note 12 in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report.

     Restructuring and other impairment charges. We adopted restructuring plans in the second, third and fourth quarters of fiscal 2003 and in the second and third quarters of fiscal 2002. In connection with our decision to implement these plans, we incurred related restructuring and other impairment charges of $19.2 million in fiscal 2003 and $6.6 million in fiscal 2002, including $1.6 million in additional restructuring charges related to the expected loss of a sublease income on office space at a location previously included as a component of the 1999 restructuring plan.

     The following table sets forth a summary of restructuring and other impairment charges, net of adjustments, for fiscal 2003 and 2002 (in thousands):

	Fiscal Year Ended February 28,

	2003	2002

Lease obligations and terminations	$7,973	$3,653
Severance and related benefits	7,942	2,318
Impairment charges	2,528	144
Other	741	497

Total restructuring and other impairment charges	$19,184	$6,612

     The impact to reported basic and diluted loss per share as a result of the restructuring and other impairment charges was $(0.27) and $(0.06) for fiscal 2003 and fiscal 2002, respectively.

     As a result of the adoption of our restructuring plans in fiscal 2002, we reduced our operating expenses by $18 million annually. Our restructuring plans and cost containment initiatives in fiscal 2003 further reduced certain of our operating expenses by approximately $100 million annually from the cost structure for our quarter ended May 31, 2002. The cost savings associated with our restructuring and cost containment efforts began to be realized in the following quarter. We do not expect our cost savings to be offset by increases in other expense areas. Details of our restructuring and other impairment charges are included in Note 14 in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report.

     A summary of approximate annual cost savings associated with our restructuring plans is as follows (in thousands):

	Fiscal Year Ended February 28,

	Fiscal 2003	Fiscal 2002
	Restructuring Plans	Restructuring Plans

Functional Expense
Cost of services and support	$15,000	$6,000
Sales & marketing	50,000	2,000
Product development	30,000	10,000
General and administrative	5,000	–

Total	$100,000	$18,000

Expense Type
Salaries & benefits	$55,000	7,000
Contractors	15,000	2,000
Promotion	5,000	1,000
Travel	15,000	5,000
Depreciation	2,000	500
Office expenses	8,000	2,500

Total	$100,000	$18,000

     Our aggregate cost of software, cost of services and support, sales and marketing, product development and general and administrative expenses, excluding amortization of acquired technology and non-cash stock compensation expense, was $90.8 million for the quarter ended May 31, 2002. We expect the comparable quarterly costs to be approximately $65.0 million for the quarter ended May 31, 2003, representing a reduction in quarterly costs of approximately $25.8 million, or approximately $100 million annually.

     Non-Cash Stock Compensation Expense (Benefit). We recognized non-cash stock compensation expense (benefit) of $3.4 million in fiscal 2003 related to unvested stock options assumed in the acquisition of Talus and $(3.1) million and $12.8 million in fiscal 2002 and fiscal 2001, respectively, related to stock options that were repriced in January 1999 and unvested stock options assumed in the Talus acquisition. These amounts are included as a separate component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation”.

     Repriced Options:

     In January 1999, the Company repriced certain employee stock options, other than those held by executive officers or directors. This resulted in approximately 3.0 million options being repriced and the four-year vesting period starting over. Under FIN 44, repriced options are subject to variable plan accounting, which requires compensation cost or benefit to be recorded each period based on changes in our stock price until the repriced options are exercised, forfeited or expire. This resulted in a benefit of $8.0 million in fiscal 2002 and an expense of $11.1 million in fiscal 2001. The initial fair value used to measure the ongoing stock compensation charge or benefit was $22.19 based on the closing price of our common stock on June 30, 2000. Since our stock price at the beginning and end our fiscal 2003 quarters was below $22.19, no charge or benefit was recorded during fiscal 2003. As of February 28, 2003, approximately 0.8 million repriced options were still outstanding, all of which are fully vested. In future periods, we will record additional charges or benefits related to the repriced stock options still outstanding based on the change in our common stock price compared to the last reporting period. If our stock price at the beginning and end of any reporting period is less than $22.19, no charge or benefit will be recorded.

     Unvested Stock Options -Talus Acquisition:

     As part of the Talus acquisition, we assumed all outstanding stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $3.4 million in fiscal 2003, $4.8 million in fiscal 2002 and $1.2 million during fiscal 2001.

     IRI Settlement. The IRI settlement charge of $3.1 million in fiscal 2002 represents the amount in excess of a liability accrued in prior years for the resolution of a dispute between the Company and Information Resources, Inc. (“IRI”). Details of the IRI Settlement are included in Note 7 in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report.

Other (Expense) Income, Net

     Other (expense) income, net, includes interest income from cash equivalents, marketable securities and restricted cash, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense, net was $7.9 million in fiscal 2003, compared to other expense, net of $14.6 million in fiscal 2002 and other income, net of $2.9 million in fiscal 2001. The decrease in fiscal 2003 relates to an impairment loss we recorded of approximately $10.2 million relating to an other-than-temporary decline in the fair value of our equity investment in Converge, Inc. in fiscal 2002 offset by lower interest income as a result of lower average invested cash and marketable securities and lower average interest rates in fiscal 2003. The change in fiscal 2002 relates to the Converge Inc. impairment loss and higher interest expense as a result of the issuance of $250.0 million in convertible debt during the quarter ended November 30, 2000, offset by higher interest income in fiscal 2002 as a result of higher levels of invested cash and marketable securities.

Provision for (Benefit from) Income Taxes

     We recorded an income tax provision of $21.4 million in fiscal 2003, a benefit from income tax of $(24.1) million in fiscal 2002 and an income tax provision of $2.6 million in fiscal 2001.

     During fiscal 2003, management concluded that, based on various factors, including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of our loss for fiscal 2003 and estimates of future profitability, future taxable income will, more likely than not, be insufficient to cover our net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets (net operating loss carryforwards), we recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in fiscal 2003. Management will continue to monitor its estimates of future profitability and realizability of our net deferred tax assets based on evolving business conditions. We do not expect to record a deferred income tax benefit in future periods when we incur a loss.

Net Loss

     We reported a net loss of $212.2 million, $115.2 million and $28.1 million for fiscal years ending February 28, 2003, 2002 and 2001, respectively. The increased net loss in fiscal 2003 compared to fiscal 2002 was due to an increased operating loss resulting from a decrease in total revenue, the goodwill impairment charge in fiscal 2003, increased restructuring and other impairment charges, purchased research and development associated with the WDS acquisition and income tax charges in fiscal 2003 compared to income tax benefits in fiscal 2002, offset by the favorable effect of the non-amortization provisions of SFAS 142 beginning March 1, 2002 and a decrease in the aggregate cost of software, cost of services and support, sales and marketing, product development and general and administrative expenses. The increased net loss in fiscal 2002 compared to fiscal 2001 was due to an increased operating loss resulting from an increase in amortization expense, restructuring and other impairment charges, the IRI settlement and the Converge, Inc. investment impairment, offset by income tax benefits in fiscal 2002 compared to income tax charges in fiscal 2001 and a decrease in purchased research and development charges.

Loss Per Common Share

     Loss per common share is computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings (loss) per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per common share include, when dilutive, (i) the effect of stock options and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period, and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. Future weighted-average shares outstanding calculations will be impacted by the following factors:

•	the ongoing issuance of common stock associated with stock option and warrant exercises;

•	the issuance of common shares associated with our employee stock purchase plan;

•	any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculations (to the extent we have net income);

•	the issuance of common stock to raise capital or effect business combinations should we enter into such transactions;

•	assumed or actual conversions of our convertible debt into common stock.

Liquidity and Capital Resources

     Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. Our cash, cash equivalents and marketable securities in aggregate decreased $95.3 million during fiscal 2003 to $137.7 million as of February 28, 2003. Working capital decreased $117.2 million to $119.8 million at February 28, 2003. The decrease in cash, cash equivalents, marketable securities and working capital resulted from cash payments for the WDS and DFE acquisitions, two semi-annual interest payments on our convertible debt, capital expenditures associated with the move to our new corporate headquarters, a cash restriction requirement related to outstanding letters of credit with Bank of America (“BOA”) (see Note 6 in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report), as well as losses from operations. Working capital was also negatively impacted by the valuation allowance recorded for the full amount of our net deferred tax assets, including $9.1 million of current deferred tax assets.

     Cash flows (used in) provided by operating activities was $(30.7) million, $(15.9) million and $15.5 million in fiscal 2003, 2002 and 2001, respectively. The change in operating cash flows of $14.8 million in fiscal 2003 resulted from an increase in our operating loss before non-cash items in fiscal 2003 and an increase in cash outlays for restructuring obligations. The change in operating cash flows of $31.4 million in fiscal 2002 resulted from (i) our operating loss before non-cash items in fiscal 2002 and (ii) increased cash paid for interest on our convertible debt offset by increased interest income. Days sales outstanding (“DSO”) in accounts receivable, which is calculated based on our fourth quarter revenue, increased to 88 days as of February 28, 2003 versus 83 days as of February 28, 2002.

     Cash (used in) provided by investing activities was $(70.0) million, $36.6 million and $(117.3) million in fiscal 2003, 2002 and 2001, respectively. Investing activities consist of the sales and purchases of marketable securities, cash used as collateral for outstanding letters of credit which are classified as restricted cash on the consolidated balance sheet as of February 28, 2003, purchases of property and equipment, purchases and capitalization of software and acquisitions and investments in businesses. Acquisitions of businesses, net of cash acquired, of $32.3 million during fiscal 2003 relate to the WDS and DFE acquisitions. Total purchases of property and equipment were $14.8 million in fiscal 2003, an increase of $4.6 million compared to fiscal 2002 due to the completion of the buildout of our new corporate headquarters space during fiscal 2003. Sales of marketable securities, net of purchases, were $101.0 million in fiscal 2002. Acquisitions and investments in businesses, net of cash acquired, of $41.1 million, in aggregate, during fiscal 2002, relate to the acquisitions of CSD and certain assets of SpaceWorks, Inc. and an investment in Converge, Inc.

     Cash provided by financing activities was $5.1 million, $12.4 million and $256.2 million in fiscal 2003, 2002 and 2001, respectively. Cash provided by financing activities in fiscal 2003 and fiscal 2002 consisted of proceeds from the exercise of stock options and employee stock plan purchases. Cash provided by financing activities in fiscal 2001 consisted of proceeds from our convertible debt offering in November 2000 and proceeds from the exercise of stock options and employee stock plan purchases, offset by payments made against our line of credit.

     As of February 28, 2003, we had $250.0 million in 5% convertible subordinated notes outstanding (the “Notes”). The Notes bear interest at 5.0% per annum, which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $131.6 million and $176.9 million as of February 28, 2003 and February 28, 2002, respectively, based on market quotes. The Notes mature in November 2007 and are convertible by the holder into approximately 5.7 million shares of our common stock at a conversion price of $44.06 per share, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock, we subdivide, combine or reclassify our common stock, we issue rights to our common stockholders to purchase our common stock at less than market price, we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends), or we make certain repurchases of our common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants. On or after November 7, 2003, we may redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made on at least 30 days’ notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price

November 7, 2003 through October 31, 2004	103%
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

     On January 14, 2003, we entered into a one year unsecured revolving credit facility with SVB for $20.0 million. Under the terms of this credit facility, we may request cash advances, letters of credit, or both. The credit facility requires us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be greater than $150.0 million as of February 28, 2003, with future quarters covenants to be determined during the first quarter of fiscal 2004; and (ii) a ratio of (a) cash and cash equivalents deposited with SVB and its affiliates plus accounts receivable to (b) current liabilities plus, long term indebtedness to SVB and outstanding letters of credit minus deferred revenue of at least 2.0 to 1.0.

     In addition, the SVB credit facility requires us to maintain $70.0 million in funds with SVB and its affiliates. The credit facility also restricts the amount of additional debt we can incur and restricts the amount of cash that we can use for acquisitions and for the repurchase of convertible debt. Under the terms of the SVB credit facility, we maintain the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the credit facility, SVB has the right to obtain a lien on all of our assets, other than intellectual property, upon an occurrence of default, unless we terminate the facility as provided above. The credit facility also provides that, upon an event of default, we are prohibited from paying a cash dividend to our shareholders. As of February 28, 2003, we had $1.1 million in letters of credit outstanding under this line to secure our lease obligations for office space. We were in compliance with all financial covenants as of February 28, 2003.

     Prior to entering into our credit facility agreement with SVB, we had a credit facility agreement with BOA that expired on February 26, 2003. As of February 28, 2003, we had $13.0 million in letters of credit outstanding with BOA which were fully collateralized. The cash collateral is presented as restricted cash in our consolidated balance sheet as of February 28, 2003. The cash restriction with BOA will be eliminated once all outstanding letters of credit have been transferred to SVB. Approximately $9.3 million of the BOA letters of credit were transferred to SVB in March 2003 and those related cash restrictions have been eliminated. We are in the process of transferring the remaining outstanding letters of credit to SVB. See Note 6 in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report.

     In April 2002, the Company entered into a credit agreement with SVB, as amended, under which the Company could borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to the greater of the three year treasury note rate plus 5% or 8.25%, and are repaid monthly over a 36 month period. During fiscal 2003, the Company borrowed $2.9 million under this credit facility. The facility allowed for borrowings through March 31, 2003. We were in compliance with all financial covenants as of February 28, 2003.

     As of February 28, 2003, the Company’s future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Fiscal Year Ended February 28 or 29,

	2004	2005	2006	2007	2008	Thereafter	Total

Capital lease obligations (1)	$2,179	$1,364	$1,321	$546	$—	$—	$5,410
Operating lease obligations not in restructuring	15,124	12,972	12,119	11,682	10,564	45,891	108,352
Operating leases obligations in restructuring	3,972	3,550	3,287	2,901	2,395	7,648	23,753
Equipment line of credit (1)	1,098	1,098	773	—	—	—	2,969
Convertible subordinated notes (1)	12,500	12,500	12,500	12,500	262,500	—	312,500

Total fixed commitments	$34,873	$31,484	$30,000	$27,629	$275,459	$53,539	$452,984

(1)	Includes principal and interest payments

     The lease commitments in the above table designated as “Operating lease obligations in restructuring” only include the non-cancelable portion of lease commitments included in past restructuring initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination.” (“EITF 88-10”), we have reduced these lease commitments by estimated sublease income in determining the total restructuring lease obligations of $11.6 million recorded in the accompanying balance sheet as of February 28, 2003. Please refer to Notes 7 and 14 in our consolidated financial statements included elsewhere in this Annual Report.

     In the future, we may pursue acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

     We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for the foreseeable future. We believe that the combination of cash and cash equivalents, marketable securities, and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for the next twelve months. However, weakening economic conditions or continued weak demand for enterprise application software in future periods could have a material adverse impact on our future operating results and liquidity. Although we have no current plans to do so, we may choose to purchase a portion of the Notes in the open market from time to time if we are able to do so on terms favorable to us. Purchases of the Notes would reduce our debt outstanding, but may have a material adverse effect on our liquidity. Although we have no current plans to do so, we may elect to obtain additional debt or equity financing if we are able to raise it on terms favorable to us. See “Forward Looking Statements” and “Factors That May Affect Future Results.”

Recently Issued Accounting Pronouncements:

     On March 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets,” with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. Therefore, we stopped amortizing goodwill, including goodwill recorded in past business combinations, on March 1, 2002. In addition, SFAS 142 requires assembled workforce and certain other identifiable intangible assets to be reclassified as goodwill. On an annual basis, and when there is reason to suspect that values may have been impaired, goodwill must be tested for impairment and write-downs may be necessary. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 142 also requires recognized intangible assets with finite lives to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment of Long-Lived Assets.”

     SFAS 142 required us to perform an assessment of whether there was an indication that goodwill was impaired at the date of adoption. To accomplish this, we were required to identify our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. The first test for potential impairment required us to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the impairment test. In the second step, we must compare the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption.

     We performed the initial goodwill impairment test required by SFAS 142 during the first quarter of fiscal 2003. We consider ourselves to have a single reporting unit. Accordingly, all of our goodwill is associated with the entire Company. As of March 1, 2002, based on our implied fair value, there was no impairment of goodwill.

     During the quarters ended August 31, 2002 and November 30, 2002, we experienced adverse changes in our stock price resulting from a decline in our financial performance and adverse business conditions that have affected the technology industry, especially application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002 and November 30, 2002 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill.

     We performed another test for goodwill impairment as of February 28, 2003, our annual date for goodwill impairment review and determined the implied fair value of the Company was less than stockholders’ equity, including goodwill, an indication that goodwill may be impaired. Therefore, we performed the second step of the impairment test. As a result, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. The goodwill impairment loss was determined by calculating the difference between: a) our implied fair value as of February 28, 2003 less the fair value of our net assets and b) the carrying value of goodwill. Our implied fair value was estimated based on the closing quoted market price of the our common stock on February 28, 2003 multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if we were 100% owned by a single stockholder.

     We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce our implied fair value below our carrying value. If our stock price decreases to levels such that our implied fair value is significantly less than stockholders’ equity for a sustained period of time, among other factors, we may be required to record additional impairment losses related to goodwill below its carrying amount. We will perform a test for goodwill impairment at February 28, 2004, which is our annual date for goodwill impairment review, or earlier if conditions are present which may indicate an impairment. Please refer to Note 1 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of SFAS 142, Note 5 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of our goodwill impairment and see “Factors That May Affect Future Results — Risks Related to Our Business.”

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

     On March 1, 2002, we adopted the provisions of SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s Opinion No. 30 (“APB 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of but retains APB 30’s reporting requirement to report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. Adoption of this standard did not have a material impact on our financial statements.

     On March 1, 2002, we adopted the provisions of Staff Announcement Topic No. D-103 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force No. 01-14 (“EITF 01-14”). EITF 01-14 establishes that reimbursements received for “out-of-pocket” expenses such as airfare, hotel stays and similar costs should be characterized as revenue in the income statement. Adoption of the guidance had the resulting effect of increased revenue and increased operating expenses. Prior to our adoption of this standard, we recorded “out-of-pocket” expense reimbursements as a reduction of cost of services. Accordingly, we reclassified these amounts to revenue in our comparative financial statements beginning in our first quarter of fiscal 2003. Application of EITF 01-14 did not result in any net impact to operating income or net income in any past periods and will not result in any net impact in future periods.

     In July 2002, the FASB issued SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities (i.e., restructuring activities), including costs related to terminating a contract that is not a capital lease and termination benefits due to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. SFAS 146 supersedes EITF 94-3 and EITF 88-10 and therefore prohibits recognition of a liability based solely on an entity’s commitment to a plan to exit an activity. SFAS 146 requires that: (i) liabilities associated with exit and disposal activities be measured at fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (v) all other costs related to an exit or disposal activity be expensed as incurred.

     SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS 146 must continue to be accounted for in accordance with EITF 94-3, EITF 88-10 or other applicable preexisting guidance. Accordingly, we will continue to account for its restructuring obligations recorded during 2002 in accordance with EITF 94-3, EITF 88-10 or other applicable preexisting guidance.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. It also clarifies that at the time a guarantee is issued, we must recognize an initial liability for the fair value of the obligations we assume under the guarantee and must disclose that information in our financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in our software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. Adoption of Interpretation 45 will not have a material effect on our operating performance or financial condition.

     In December 2002, Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method used on the reported results. The disclosure provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of this statement did not impact our financial position, results of operations or cash flows.

Factors that May Affect Future Results:

     In addition to the other information in this Form 10-K, the following factors should be considered in evaluating us and our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial, may also materially impair our operating performance and financial condition.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION

OUR INDEBTEDNESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

     In November 2000, we completed a convertible debt offering of $250.0 million in 5% subordinated convertible notes (the “Notes”) that are due November 2007. Our indebtedness could have important consequences for investors. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of our cash flows from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of capital to fund our operations, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to our competitors.

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

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

     We will be required to generate cash sufficient to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $12.5 million annually with $250.0 million of principal due November 2007. As of February 28, 2003, the remaining principal and interest payments due under the Notes were $312.5 million. Our cash, cash equivalents and marketable securities, excluding restricted cash of $13.0 million, was $137.7 million as of February 28, 2003. Assuming our cash, cash equivalents and marketable securities remain constant from our February 28, 2003 levels, we will have to generate $174.8 million of net cash flow through any combination of normal operations of the Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

WE MAY CHOOSE TO PURCHASE A PORTION OF OUR CONVERTIBLE SUBORDINATED NOTES IN THE OPEN MARKET WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

     Although we have no present plans to do so, we may choose to purchase a portion of our convertible subordinated notes outstanding from time to time in the open market in future periods. This action would be contingent on approval of our Board of Directors and on compliance with the conditions of applicable securities laws. While the terms of our credit facility imposes certain limits on our ability to repurchase our debt securities, we are permitted to do so subject to compliance with the terms and conditions set forth in the loan agreement. Purchases of convertible subordinated notes in the open market would be funded from available cash and cash equivalents and could have a material adverse effect on our liquidity and financial condition.

WE MAY VIOLATE FINANCIAL COVENANTS UNDER OUR CREDIT FACILITY WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND FINANCIAL CONDITION.

     During fiscal 2003, our financial performance made it difficult for us to achieve the financial covenants under our credit facility with BOA. During November 2002, we were required to cash collateralize $14.1 million of outstanding letters of credit under the BOA credit facility as a result of violating a financial covenant. Also, we violated the consolidated EBITDA covenant under the BOA credit facility for the quarter ended November 30, 2002. As of February 28, 2003, $13.0 million of outstanding letters of credit was still held as collateral.

     In January 2003, we entered into a new unsecured credit facility with SVB to replace the BOA credit facility, which should eliminate most, if not all, of the cash restriction described above by the end of our first quarter fiscal 2004. Approximately $9.3 million of the BOA letters of credit were transferred to SVB in March 2003 and these cash restrictions have been eliminated. We are in the process of transferring the remaining outstanding letters of credit to SVB. However, if our future financial performance results in a violation of financial covenants under the new credit facility with SVB in future periods, we could be required to provide cash collateral for outstanding borrowings or letters of credit, which would have a material adverse affect on our liquidity and financial condition.

Risks Related to Our Business

ADVERSE ECONOMIC AND POLITICAL CONDITIONS HAVE CAUSED A DETERIORATION OF THE MARKETS FOR OUR PRODUCTS AND SERVICES AND HAVE ADVERSELY AFFECTED AND COULD FURTHER ADVERSELY AFFECT OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Our revenue and operating results depend on the overall demand for our software and related services. Regional and global adverse changes in the economy and political upheaval and unrest have caused a deterioration of the markets for our products and services. This has resulted in reductions, delays and postponements of customer purchases, which materially adversely affected our financial performance during fiscal 2002 and 2003. Demand for our pricing and revenue optimization and our supplier relationship management products has been more severely impacted than our supply chain management and service & parts management products for which there are more mature markets. Although our markets in most industries and geographies have deteriorated, industries most severely impacted include, among others, chemicals and energy, high technology, manufacturing and travel, transportation & hospitality. Industries less affected include automotive, consumer packaged goods, food & beverage, life sciences and retail. If these adverse conditions continue or worsen, we would likely experience further reductions, delays, and postponements of customer purchases further adversely affecting our operating performance and financial condition.

     National and global responses to future hostilities and terrorist attacks may materially adversely affect demand for our software and services because of the economic and political effects on our markets and by interrupting the ability of our customers to do business in the ordinary course, as a result of a variety of factors, including, among others, changes or disruptions in movement and sourcing of materials, goods and components or the possible interruption in the flow of information or monies.

WE HAVE EXPERIENCED SIGNIFICANT LOSSES IN RECENT YEARS DUE TO OPERATIONAL DIFFICULTIES IN FISCAL 1999 AND THE FIRST HALF OF FISCAL 2000 AND TO A DETERIORATION OF OUR MARKETS RESULTING FROM WEAKENING ECONOMIC CONDITIONS AND INCREASED POLITICAL INSTABILITY COMMENCING IN FISCAL 2002.

     We have recently incurred significant losses. We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses in fiscal 1999 and fiscal 2000 and a decline in revenue in fiscal 2000. Thereafter, our financial performance began to improve under our new management team. However, beginning in fiscal 2002, weakening economic conditions and increased political instability resulted in a deterioration in our markets. We experienced sequential declines in software and total revenue during our second and third quarters of fiscal 2002. Further weakening of economic conditions, which severely impacted the timing of capital spending decisions for computer software, particularly enterprise application software, further negatively impacted the markets for our products and services. This again resulted in sequential quarterly declines in software and total revenue in our first three-quarters of fiscal 2003. The losses incurred during these periods were $96.1 million in fiscal 1999, $8.9 million in fiscal 2000, $28.1 million in fiscal 2001, $115.2 million in fiscal 2002, and $212.2 million in fiscal 2003. Our ability to improve our financial performance will depend on a stabilization or improvement of economic conditions resulting in increased demand for our software or our ability to align our cost structure with revenue without retarding our ability to grow revenue in future periods. If market conditions for our software do not improve or if we do not successfully align our cost structure with our revenue without retarding our ability to grow revenue, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

WE RECORDED A GOODWILL IMPAIRMENT CHARGE OF $96.3 MILLION IN OUR FOURTH QUARTER OF FISCAL 2003 AS A RESULT OF SEVERE DECLINES IN OUR STOCK PRICE OVER FISCAL 2003. IF OUR STOCK PRICE DECREASES TO LEVELS SUCH THAT THE IMPLIED FAIR VALUE OF THE COMPANY IS SIGNIFICANTLY LESS THAN STOCKHOLDERS’ EQUITY FOR A SUSTAINED PERIOD OF TIME, WE MAY BE REQUIRED TO RECORD ADDITIONAL SIGNIFICANT NON-CASH CHARGES ASSOCIATED WITH GOODWILL IMPAIRMENT.

     On March 1, 2002, we adopted SFAS 142, which changed the accounting for goodwill from an amortization method to an impairment-only method. Effective March 1, 2002, we stopped amortizing goodwill but will continue amortizing other intangible assets with finite lives. As required by the provisions of SFAS 142, we performed the initial goodwill impairment test required during our first quarter of fiscal 2003. We consider ourselves to have a single reporting unit. Accordingly, all of our goodwill is associated with our entire Company. As of March 1, 2002, based upon our implied fair value, there was no impairment of goodwill recorded upon implementation of SFAS 142.

     During the quarters ended August 31, 2002, November 30, 2002 and February 28, 2003, we experienced adverse changes in our stock price resulting from a decline in our financial performance caused by adverse business conditions that have affected the technology industry, especially application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002, November 30, 2002 and February 28, 2003 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill, and as of February 28, 2003, there was an impairment of goodwill. As a result of the impairment of goodwill as of February 28, 2003, we recorded a non-cash goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price is lower than recent levels such that the implied fair value of the Company is significantly less than stockholders’ equity for a sustained period of time, among other factors, we may be required to record an additional impairment loss related to goodwill below its carrying amount. We will perform a test for goodwill impairment at February 28, 2004, which is our annual date for goodwill impairment review, or earlier if conditions are present which may indicate an impairment.

OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF SIGNIFICANT NON-CASH CHARGES WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     We will incur significant non-cash charges in the future related to the amortization of intangible assets, including acquired technology relating to the WDS, DFE, STG, CSD, SpaceWorks, Inc. and Talus acquisitions and non-cash stock compensation expenses associated with our acquisition of Talus. In addition, we have incurred and may in the future incur non-cash stock compensation charges related to our stock option repricing in January 1999. During fiscal 2002, we announced that we were required to write off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. In the three months ended August 31, 2002, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. In the three months ended February 28, 2003, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. We may also incur non-cash charges in future periods related to impairments of long-lived assets. To achieve profitability we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.

OUR OPERATING PERFORMANCE HAS BEEN NEGATIVELY IMPACTED BY THE PROGRESSIVE WEAKENING OF GLOBAL ECONOMIC CONDITIONS AND INCREASED POLITICAL INSTABILITY WHICH RESULTED IN A DETERIORATION OF OUR MARKETS. IN FISCAL 2002 AND FISCAL 2003, WE RECORDED CERTAIN RESTRUCTURING CHARGES AND ENACTED COST CONTAINMENT AND COST REDUCTION MEASURES IN RESPONSE TO THE DOWNTURN IN OUR MARKETS. IF OUR RESTRUCTURING PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, OR IF OUR MARKETS CONTINUE TO EXPERIENCE WEAKNESS, WE MAY SUFFER MATERIAL HARM TO OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Because of the downturn in our markets as a result of progressive weakening of global economic conditions and increased political instability during fiscal 2002 and fiscal 2003, we faced new challenges in our ability to stabilize revenue and operating performance and expand market share. In response to the impact on our financial performance, we implemented restructuring plans and cost containment and cost reduction measures to reduce our cost structure, which included, among other things, workforce reductions and mandatory unpaid leave programs. In fiscal 2002 and 2003, we recorded restructuring and impairment charges of $6.6 million and $19.2 million, respectively. In addition, we expect to incur incremental restructuring charges of approximately $10.0 million in our first quarter of fiscal 2004 as a result of the cost containment and cost reduction initiatives commenced in our fourth quarter of fiscal 2003, which include subleasing approximately 30% of our corporate headquarters space for an amount less than our current rent obligation. We expect to sublease the space by August 31, 2003. If we fail to achieve the desired results of our restructuring plans and our cost containment and cost reduction measures or if our markets continue to experience weakness, we may suffer material harm to our operating performance and financial condition.

WE HAVE REDUCED OUR WORKFORCE AS PART OF OUR RECENT COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO FIELD AND RETAIN A QUALIFIED WORKFORCE, OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

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

     Our recent cost containment and cost reduction initiatives may yield unintended consequences, such as attrition beyond our planned reduction in workforce, reduced employee morale and decreased productivity. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. As a result of these factors, our remaining personnel may seek alternate employment, such as with larger, more established companies or companies that they perceive as having less volatile stock prices or better prospects. Continuity of personnel is a very important factor in sales and implementation of our software and our product development efforts. Attrition beyond our planned reduction in workforce or a material decrease in employee morale or productivity could have a material adverse effect on our operating performance and financial condition.

OUR PRESIDENT, EXECUTIVE VICE PRESIDENT OF PRICING AND REVENUE MANAGEMENT AND PRESIDENT OF EUROPEAN OPERATIONS RESIGNED IN FISCAL 2003. THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER IF WE LOSE ADDITIONAL KEY PERSONNEL.

     Our success depends significantly on the continued service of our executive officers. Three of our executive officers recently left the Company. Gregory Cudahy, former Executive Vice President of Pricing and Revenue Management resigned in May 2002. Richard

Bergmann, our former President, who had been on a personal leave of absence since June 2002, resigned effective October 15, 2002. Terrence A. Austin, our former Executive Vice President of European Operations, resigned effective January 6, 2003. Andrew Hogenson, who has been with the Company since 1997, most recently as our Senior Vice President of Product Development, replaced Gregory Cudahy. Gregory Owens, Chairman and Chief Executive Officer, has assumed certain of Richard Bergmann’s duties. Jean-Claude Walravens, who has been with the Company since 1999, most recently as our Vice President Sales, Southern Europe, replaced Mr. Austin as our Senior Vice President and President of European Operations. We do not have fixed-term employment agreements with any of our executive officers, and we do not maintain key person life insurance on our executive officers. The loss of services of any of our executive officers for any reason could have a material adverse effect on our operating performance and financial condition.

WE HAVE REDUCED OUR SALES FORCE AS PART OF OUR RECENT COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO FIELD AN EFFECTIVE SALES ORGANIZATION, OUR ABILITY TO GROW WILL BE LIMITED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     We have reduced our sales force in fiscal 2002 and fiscal 2003 as a result of the deterioration in our markets. Decreasing software revenue and mandatory leave programs have resulted in reduced compensation earned by members of our sales force, which may result in further voluntary attrition of our sales force over time. In order to grow our revenue, our existing sales force will have to be more productive, and we will likely expand our sales force when the markets for our products and solutions improve. Our past efforts to expand our sales organization have required significant resources. New sales personnel require training and take time to achieve full productivity. There is no assurance that our existing salesforce will become more productive or that we will achieve increased productivity in our existing sales force and successfully attract and retain qualified sales people at levels sufficient to support growth. Any failure to adequately sell our products could limit our growth and have a material adverse effect on our operating performance and financial condition.

THE SALES CYCLES FOR OUR PRODUCTS AND SERVICES CAN BE LONG AND UNPREDICTABLE. VARIATIONS IN THE TIME IT TAKES US TO LICENSE OUR SOFTWARE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

     The time it takes to license our software to prospective clients varies substantially, but typically has ranged historically between three and twelve months. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the licensing of our products could cause significant variations in our revenue from quarter to quarter. These delays have occurred on a number of occasions in the past and materially adversely affected our financial performance. Furthermore, these fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term, and we devote significant time and resources to prospective clients. The length of our sales cycle depends on a number of factors, including the following:

•	the complexities of client challenges our solutions address;

•	the size, timing and complexity of contractual terms of licenses and sales of our products and services;

•	wide variations in contractual terms, which may result in deferred recognition of revenue;

•	customer financial constraints and credit-worthiness;

•	the breadth of the solution required by the client, including the technical, organizational and geographic scope of the license;

•	the evaluation and approval processes employed by the clients and prospects, which has become more complex and lengthy;

•	economic, political and market conditions; and

•	any other delays arising from factors beyond our control.

FAILURE TO MAINTAIN OUR SERVICE RATES FOR IMPLEMENTATION SERVICES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     A significant portion of our revenue is derived from the hourly rates we are able to charge for our implementation services consultants. Implementation services are typically billed on a hourly basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly basis are generally recognized as the work is performed. If we are not able to maintain the current hourly service rates for our implementation services, without corresponding cost reductions, our operating performance may suffer. The hourly rates we are able to charge for our implementation services depend on a number of factors, including the following:

•	our clients’ and prospects’ perceptions of our ability to add value through our implementation services;

•	competition;

•	pricing policies of our competitors and systems integrators;

•	the use of globally sourced, lower-cost service delivery capabilities within our industry; and

•	general economic conditions.

CHANGES IN THE SIZE OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     The size of our software transactions fluctuates. Fluctuations in the size of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our software and services. Losses of, or delays in concluding, larger software transactions have had and could have a proportionately greater effect on our revenue and financial performance for a particular period. For example, we recorded 14 software transactions of $1.0 million or greater in fiscal 2000, 47 software transactions of $1.0 million or greater in fiscal 2001, 38 software transactions of $1.0 million or greater in fiscal 2002 and 19 software transactions of $1.0 million or greater in fiscal 2003. As a result of these changes in the size of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may cause significant fluctuations in the future.

WE EXPERIENCED DECLINES IN SOFTWARE REVENUE IN FISCAL 2002 AND FISCAL 2003. A REDUCTION IN OUR REVENUE DERIVED FROM SOFTWARE LICENSES RESULTED AND MAY IN THE FUTURE RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

     Our ability to maintain or increase services revenue depends on our ability to maintain or increase the amount of software we license to customers. During our fourth quarter fiscal 2002 and third and fourth quarters of fiscal 2003, we experienced a decline in services revenue as a result of declining software revenue in prior periods. Additional decreases or slowdowns in licensing may have a material adverse effect on our services and support revenues in future periods.

IN OUR THIRD QUARTER OF FISCAL 2003 WE EXPERIENCED A SEQUENTIAL DECLINE IN SUPPORT REVENUE COMPARED TO OUR SECOND QUARTER OF FISCAL 2003 RESULTING FROM BOTH THE RECENT DECLINE IN SOFTWARE REVENUE AND CLIENTS NOT RENEWING OR PARTIALLY RENEWING EXISTING SUPPORT CONTRACTS. FURTHER DECLINES IN SOFTWARE REVENUE, A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS, OR BOTH, COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Our support revenue includes post-contract support and the rights to unspecified software upgrades and enhancements. Support contracts are generally renewable annually at the option of our customers. We have experienced high rates of renewed annual support contracts from our customers. If our software revenue does not grow and if our customers fail to renew or to fully renew their support contracts at historical rates, our support revenue could materially decline.

WE HAVE A RECENT HISTORY OF SUPPLEMENTING OUR ORGANIC REVENUE GROWTH THROUGH ACQUISITIONS OF BUSINESS AND TECHNOLOGY. ACQUISITIONS INCREASE BUSINESS RISK. WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING ACQUISITIONS IN THE PAST.

     Acquisitions involve the integration of companies that have previously operated independently and increase the business risk of the acquirer. In fiscal 2001 and 2002 we acquired the products and operations of Talus, STG, OneRelease and CSD and the technology of SpaceWorks. During our first quarter of fiscal 2003, we acquired the assets and businesses of WDS and DFE. In connection with these and any future acquisitions, there can be no assurance that we will:

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

IF THE MARKETS FOR OUR PRODUCTS DO NOT GROW OR SUFFER FURTHER DECLINES, OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION WILL BE MATERIALLY AND ADVERSELY AFFECTED.

     Substantially all of our software, services and support revenue have arisen from, or are related directly to, our solutions. We expect to continue to be dependent upon these solutions in the future, and any factor adversely affecting the markets for our solutions would materially and adversely affect our ability to generate revenue. The markets for our solutions have been and may continue to be materially adversely affected by continuing or further deteriorating economic and political conditions. While we believe the markets for our solutions will expand as the economy improves, they may grow more slowly than in the past or anticipated. If the markets for our solutions further decline or do not grow as rapidly as we expect, revenue growth, operating margins, or both, could be adversely affected.

OUR MARKETS ARE VERY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the deterioration in our markets. We expect this intensity of competition to increase in the future. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. Some competitors are offering software that competes with ours at little or no charge as components of bundled products or on a stand-alone basis. Smaller niche software companies have been and will likely continue to develop unique offerings that compete effectively with some of our solutions. Further, our current or prospective clients and partners may become competitors in the future. Increased competition has resulted and in the future could result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could have a material adverse effect on our operating performance and financial condition.

MANY OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO, AND THEREFORE, WE MAY BE AT A DISADVANTAGE IN COMPETING WITH THEM.

     We directly compete with other enterprise application software vendors including: Adexa, Aspen Technology, The Descartes Systems Group, Global Logistics Technologies, i2 Technologies, JDA Software, Khimetrics, Logility, Logisitics.com (recently acquired by Manhattan Associates), Mercia, Metreo, PROS Revenue Management, Retek, SAP, Viewlocity (formerly SynQuest) and YieldStar Technology. Certain ERP vendors, in addition to SAP, all of which are substantially larger than Manugistics, have acquired or developed supply chain management and supplier relationship management software companies, products, or functionality or have announced intentions to develop and sell supply chain management and supplier relationship management solutions. Such vendors include Invensys, J.D. Edwards & Company; Oracle and PeopleSoft. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

IF THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES FAILS TO KEEP PACE WITH OUR INDUSTRY’S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

     The markets for our solutions are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards. We have historically been successful in keeping pace with these changes, but if we fail to do so in the future, our products and services may be rendered less competitive or obsolete. Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We recently released a web-native version of certain of our products and will continue to develop and release web-native versions of our products. We may not possess sufficient resources to continue to make further necessary investments in technology. Recent cutbacks in our workforce could lengthen the time necessary to develop our products. In addition, we may not successfully identify new software opportunities or develop and bring new software to market in a timely and efficient manner.

     Our growth and future operating results will depend, in part, upon our ability to continue to enhance existing applications and develop and introduce new applications or capabilities that:

•	meet or exceed technological advances in the marketplace;

•	meet changing market and client requirements, including rapid realization of benefits and the need to rapidly manage and analyze increasingly large volumes of data;

•	comply with changing industry standards;

•	achieve market acceptance;

•	integrate third-party software effectively; and

•	respond to competitive offerings.

     If we are unable, for technological or other reasons, to develop and introduce new and enhanced software in a timely manner, we may lose existing clients and fail to attract new clients, which may have a material adverse effect on our operating performance and financial condition.

DEFECTS IN OUR SOFTWARE OR PROBLEMS IN THE IMPLEMENTATION OF OUR SOFTWARE COULD LEAD TO CLAIMS FOR DAMAGES BY OUR CLIENTS, LOSS OF REVENUE OR DELAYS IN THE MARKET ACCEPTANCE OF OUR SOLUTIONS.

     Our software is complex. This complexity can make it difficult to detect errors or failure in our software prior to implementation. We may not discover errors in our software until our customers install and use a given product or until the volume of services that a product provides increases. When our software is installed, the environment into which it is installed is frequently complex and typically contains a wide variety of systems and third-party software, with which our software must be integrated. This can make the process of implementation difficult and lengthy. As a result, some customers may have difficulty or be unable to implement our products successfully within anticipated timeframes or otherwise achieve the expected benefits. These problems may result in claims for damages suffered by our clients, a loss of, or delays in, the market acceptance of our solutions, client dissatisfaction and lost revenue and collection difficulties during the period required to correct these errors.

WE UTILIZE THIRD-PARTY SOFTWARE THAT WE INCORPORATE INTO AND INCLUDE WITH OUR PRODUCTS AND SOLUTIONS, AND IMPAIRED RELATIONS WITH THESE THIRD PARTIES, DEFECTS IN THIRD-PARTY SOFTWARE OR THE INABILITY TO ENHANCE THEIR SOFTWARE OVER TIME COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     We incorporate and include third-party software into and with our products and solutions. We are likely to incorporate and include additional third-party software into and with our products and solutions as we expand our product offerings. If our relations with any of these third-party software providers are impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the software capabilities.

WE UTILIZE THIRD PARTIES TO INTEGRATE OUR SOFTWARE WITH OTHER SOFTWARE PRODUCTS AND PLATFORMS. IF ANY OF THESE THIRD PARTIES SHOULD CEASE TO PROVIDE INTEGRATION SERVICES TO US, OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     We depend on companies such as Business Objects, Inovus, Tibco Software, Vignette, and webMethods to integrate our software with software and platforms developed by third parties. If relations with any of these third-parties is impaired, and if we are unable to secure a replacement on a timely basis, our operating performance and financial condition could be harmed. If these companies are unable to develop or maintain software that effectively integrates our software and is free from defects, our ability to license our products and provide solutions could be impaired and our operating performance and financial condition could be harmed. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance their software’s capabilities.

OUR EFFORTS TO DEVELOP AND SUSTAIN RELATIONSHIPS WITH VENDORS SUCH AS SOFTWARE COMPANIES, CONSULTING FIRMS, RESELLERS AND OTHERS TO IMPLEMENT AND PROMOTE OUR SOFTWARE PRODUCTS MAY FAIL, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others that we believe can play important roles in marketing our products and solutions. We are currently investing, and intend to continue to invest, significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with which we are developing or maintaining marketing relationships have commercial relationships with our competitors. There can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially and adversely affect on our operating performance and financial condition.

AS A RESULT OF THE WDS ACQUISITION, AN INCREASED PERCENTAGE OF OUR REVENUE WILL BE DERIVED FROM CONTRACTS WITH THE GOVERNMENT. GOVERNMENT CONTRACTS ARE SUBJECT TO COST AUDITS BY THE GOVERNMENT AND TERMINATION FOR THE CONVENIENCE OF THE GOVERNMENT. THE ADVERSE RESULT OF A GOVERNMENT AUDIT OR GOVERNMENT TERMINATION OF ANY OF OUR CONTRACTS WITH THE GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Although we have existing engagements for the Defense Logistics Agency, United States Navy and United States Airforce, the WDS acquisition will significantly increase the percentage of our revenue derived from contracts with the federal Government. Government contractors are commonly subject to various audits and investigations by Government agencies. One agency that oversees or enforces contract performance is the Defense Contract Audit Agency (“DCAA”). The DCAA generally performs a review of a contractor’s performance on its contracts, its pricing practices, costs and compliance with applicable laws, regulations and standards and to verify that costs have been properly charged to the Government. Although the DCAA has completed an initial review of our accounting practices and procedures allowing us to invoice the Government, it has yet to exercise its option to perform an audit of our actual invoicing of Government contracts. These audits may occur several years after completion of the audited work. If an audit were to identify significant unallowable costs, we could have a material charge to our earnings or reduction to our cash position as a result of the audit and this could have a material adverse effect on our operating performance and financial condition.

     In addition, Government contracts may be subject to termination by the Government for its convenience, as well as termination, reduction or modification in the event of budgetary constraints or any change in the Government’s requirements. If one of our time-and-materials or fixed-priced contracts were to be terminated for the Government’s convenience, we would only receive the purchase price for items delivered prior to termination, reimbursement for allowable costs for work-in-progress and an allowance for profit on the contract, or an adjustment for loss if completion of performance would have resulted in a loss. Government contracts are also conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis, even though the contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually only partially funded and Congress must annually determine if additional funds will be appropriated to the program. As a result, long-term contracts are subject to cancellation if appropriations for future periods become unavailable. We have not historically experienced any significant material adverse effects as a result of the Government’s failure to fund programs awarded to us. If the Government were to terminate some or all of our contracts or reduce appropriations, cancel appropriations or both to a program we have a contract with, our operating performance and financial condition could be materially adversely affected.

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

     The number of intellectual property claims in our industry may increase as the number of competing products grows and the functionality of products in different industry segments overlaps. In recent years, there has been a tendency by software companies to file substantially increasing numbers of patent applications, including those for business methods and processes. We have no way of knowing what patent applications third parties have filed until the application is published or until a patent is issued. Patent applications are often published within 18 months of filing, but it can take as long as three years or more for a patent to be granted after an application has been filed. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any of these claims, with or without merit, could be time-consuming to address, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements might not be available on terms acceptable to us or at all, which could materially and adversely affect our financial performance.

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

     We currently conduct operations in Australia, Belgium, Brazil, Canada, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Taiwan, The Netherlands, The Peoples Republic of China, Singapore, Sweden and the United Kingdom and we also have a relationship with a third-party in India to outsource a portion of our product development effort. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. These operations require significant management attention and financial resources and additionally subject us to risks inherent in doing business internationally, such as:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities;

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences; and

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries.

     Our failure to properly comply or address any of the above factors could adversely affect the success of our international operations and could have a material adverse effect on our operating performance and financial condition.

OUR CONTINUED SHIFT OF A SIGNIFICANT NUMBER OF OUR CONTRACTORS TO OUR PRODUCT DEVELOPMENT OPERATIONS IN INDIA POSES SIGNIFICANT RISKS.

     We have a relationship with a third-party to outsource a portion of our product development effort. We have continued to increase the proportion of our product development work being performed by contractors to India in order to take advantage of cost efficiencies associated with India’s lower wage scale. However, we may not achieve the cost savings and other benefits we anticipate from this program and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. We have a heightened risk exposure to changes in the economic, security and political conditions of India. Economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

CHANGES IN THE VALUE OF THE U.S. DOLLAR, IN RELATION TO THE CURRENCIES OF FOREIGN COUNTRIES WHERE WE TRANSACT BUSINESS, COULD HARM OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     During fiscal 2003, 25.0% of our total revenue was derived from outside the United States. Our primary international operations are located throughout Europe and Asia-Pacific. We also have operations in Brazil, Canada and Mexico. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. For example, we recently opened offices in Malaysia and The Peoples Republic of China. We expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

WE MAY BE SUBJECT TO FUTURE LIABILITY CLAIMS, AND THE REPUTATIONS OF OUR COMPANY AND PRODUCTS MAY SUFFER.

     Many of our implementations involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Any failure in a client’s system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. We have entered into and plan to continue to enter into agreements with software vendors, consulting firms, resellers and others whereby they market our solutions. If these vendors fail to meet their clients’ expectations or cause failures in their clients’ systems, our reputation and products could be materially and adversely affected even if our software products perform in accordance with their functional specifications.

IF REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE CHANGED, WE MAY BE FORCED TO CHANGE OUR BUSINESS PRACTICES.

     We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as a compensation expense. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation or benefits we would have to pay to them. In addition, such a change could have a material effect on our operating performance.

IT MAY BECOME INCREASINGLY EXPENSIVE TO OBTAIN AND MAINTAIN INSURANCE.

     We obtain insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive and when insurance coverage is offered, the deductible for which we are responsible is larger and premiums have increased substantially. As a result, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could have a material effect on our operating performance and financial condition.

RISKS RELATED TO OUR INDUSTRY

OUR FUTURE GROWTH IS SUBSTANTIALLY DEPENDENT ON THE CONTINUED SUCCESS OF THE INTERNET AS A RELIABLE AND SECURE COMMERCIAL MEDIUM. THE FAILURE OF THE INTERNET AS A RELIABLE AND SECURE COMMERCIAL MEDIUM WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     The growth of the Internet increased demand for our solutions, as well as created markets for new and enhanced product offerings. Therefore, our future sales and financial performance are substantially dependent upon the Internet as a reliable and secure commercial medium. The continued success of the Internet as a reliable and secure commercial medium may be adversely affected for a number of reasons, including:

•	potentially inadequate development of network infrastructure, delayed development of enabling technologies, performance improvements and security measures;

•	sustained disruptions in the accessibility, security and reliability;

•	delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

•	increased taxation and governmental regulation; or

•	changes in, or insufficient availability of, communications services to support the Internet, resulting in slower Internet user response times.

     The occurrence of any of these factors could require us to modify our technology and our business strategy. We have expended significant amounts of resources to develop and deploy our products using the Internet as a medium. Any such modifications could require us to expend significant additional amounts of resources. In the event that the Internet does not remain a viable and secure commercial medium, our operating performance and financial condition could be materially and adversely affected.

NEW LAWS OR REGULATIONS AFFECTING THE INTERNET OR COMMERCE IN GENERAL COULD REDUCE OUR REVENUE AND HAVE A MATERIAL ADVERSE EFFECT ON OUR GROWTH.

     Congress and other domestic and foreign governmental authorities have adopted and are considering legislation affecting the use of the Internet, including laws relating to the use of the Internet for commerce and distribution. The adoption or interpretation of laws regulating the Internet, or of existing laws governing such things as taxation of commerce, consumer protection, libel, property rights and personal privacy, could adversely affect its use as a communications and commercial medium. If this occurs, companies may decide not to use our products or services, and our operating performance and financial condition could be materially adversely affected.

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

     The trading price of our common stock has been and is likely to be highly volatile. Our stock price has been and could continue to be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly operating results and continuing losses;

•	continued or deteriorating adverse economic, political and market conditions;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates and ratings by securities analysts;

•	changes in the performance, market valuations, or both, of our current and potential competitors and the software industry in general;

•	our announcement or a competitors’ announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;

•	adverse or unfavorable publicity regarding us, or our products and services or implementations;

•	adverse or unfavorable publicity regarding our competitors, including their products and implementations;

•	additions or departures of key personnel;

•	sales or anticipated sales of additional debt or equity securities; and

•	other events or factors that may be beyond our control.

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

OUR CHARTER AND BYLAWS, DELAWARE LAW AND INDENTURE FOR THE NOTES CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.

     Our charter and our bylaws, in conjunction with Delaware law, contain provisions that could make it more difficult for a third party to obtain control of us even if doing so would be beneficial to stockholders. For example, our bylaws provide for a classified board of directors and allow our board of directors to expand its size and fill any vacancies without stockholder approval. Furthermore, our board has the authority to issue preferred stock and to designate the voting rights, dividend rate and privileges of the preferred stock, all of which may be greater than the rights of common stockholders. Additionally, upon a change of control of the Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. This could make it more difficult for a third party to obtain control of us even if doing so would be beneficial to stockholders.

Item7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders’ equity. Revenue outside of the United States was 25.0%, 28.0% and 30.6% for fiscal 2003, 2002 and 2001, respectively. Revenue outside the United States is derived from operations in Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our consolidated financial statements. None of the components of our financial statements were materially affected by exchange rate fluctuations during fiscal 2003, 2002 and 2001. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

     Interest Rate Risk. Our marketable securities and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of marketable securities held was $2.9 million and $4.3 million at February 28, 2003 and February 28, 2002, respectively.

     We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Such operating cash balances held at banks outside of the United States are denominated in the local currency.

     The United States Federal Reserve Board influences the general market rates of interest. During calendar 2001, the Federal Reserve Board decreased the federal funds rate several times, by 475 basis points, to 1.75%. During fiscal 2003, the federal funds rate was further reduced by 50 basis points to 1.25%. These actions have led to a general market decline in interest rates.

     The weighted average yield on interest-bearing investments held as of February 28, 2003 and 2002 was approximately 1.2% and 2.1%, respectively. Based on our investment holdings at February 28, 2003, a 100 basis point decline in the average yield would reduce our annual interest income by $1.4 million.

     Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade accounts receivable. We have policies that limit investments to investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support clients’ receivables since most of our customers are large, well-established companies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry and no single customer accounts for more than 10% our consolidated revenue. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our consolidated financial statements and supplementary data, together with the reports of Deloitte & Touche LLP, independent auditors, are included in Part IV of this annual report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the information to be set forth in the definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders (which we anticipate will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 28, 2003) (the “Proxy Statement”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and to the information set forth in Part I of this annual report on Form 10-K regarding executive officers under the caption “Item 4A. Executive Officers of the Registrant”.

Item 11. EXECUTIVE COMPENSATION.

     Reference is made to the information to be set forth in the Proxy Statement under the caption “Executive Compensation.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Reference is made to the information to be set forth in the Proxy Statement under the caption “Ownership of Manugistics Group, Inc. Stock.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to the information to be set forth in the Proxy Statement under the caption “Certain Business Relationships.”

Item 14. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rule 13a-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

     Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of this annual report:

Page Number
In This Report

(1) Financial Statements:
Independent Auditors’ Report	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Stockholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6
The financial statements listed above and the financial statement schedules listed below are filed as part of this annual report on Form 10-K

(2) Financial Statement Schedules:
(A) Independent Auditors’ Report on Schedule	S-1
(B) Schedule II — Valuation and Qualifying Accounts	S-2

Schedules other than the ones listed above are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto contained in this annual report on Form 10-K.

(3)  Exhibits

The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this annual report on Form 10-K. Exhibits 10.1, 10.2, 10.11, 10.12, 10.13, 10.13(a),10.14, 10.16 through 10.28, and 10.32 through 10.37 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(C) of this annual report.

Number	Notes	Description

2.1	(K)	Agreement and Plan of Merger dated June 1, 1998, among the Company, TYECIN Acquisition, Inc., TYECIN Systems, Inc. and certain other persons

2.2	(N)	Agreement Plan of Merger by and among Manugistics Group, Inc., Talus Solutions, Inc. and Manu Acquisition Corp. dated September 21, 2000

2.3	(R)	Form of Executed Stock Purchase Agreement between Manugistics Group, Inc., Manugistics, Inc., STG Holdings, Inc., each of the stockholders of STG Holdings, Inc. and Strathdon Investments Limited dated December 22, 2000

2.4	(G)	Stock Purchase Agreement dated February 13, 1998 between Manugistics Nova Scotia Company and ProMIRA Software Incorporated, et al.

3.1(a)	(A)	Amended and Restated Certificate of Incorporation of the Company

3.1(b)	(B)	Certificate of Retirement and Elimination (relating to the Series A and Series B preferred stock of the Company)

3.1 (c)	(C)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (effective July 29, 1997)

3.2	(U)	Amended and Restated By-Laws of the Company

3.3		Amendment to Second Amended and Restated By-Laws of the Company (adopted January 22, 2003)

4.1	(N)	Purchase Agreement dated October 16, 2000, between Deutsche Bank Securities, Inc.,(as representative of the initial purchasers) and Manugistics Group, Inc.

Number	Notes	Description

4.2	(N)	Indenture dated as of October 20, 2000, between Manugistics Group, Inc., and State Street Bank and Trust Company

4.3	(N)	Registration Rights Agreement dated as of October 20, 2000, and Deutsche Bank Securities Inc., and Banc of America Securities LLC.4

4.4	(Q)	Form of Note for Manugistics Group, Inc.’s 5% Convertible Subordinated Notes due November 1, 2007

4.5	(R)	Form of Executed Registration Rights Agreement by and among Manugistics Group, Inc., STG Holdings, Inc., each of the stockholders of STG Holdings, Inc., and Strathdon Investments Limited dated as of January 16, 2001

10.1	(F)	Employee Incentive Stock Option Plan of the Company, as amended

10.2	(F)	Fifth Amended and Restated Stock Option Plan of the Company

10.3	(A)	Form of Notice of Grant of Option pursuant to the Director Stock Option Plan (previously identified as Exhibit 10.4)

10.11	(D)	Outside Directors Non-Qualified Stock Option Plan

10.12	(D)	Executive Incentive Stock Option Plan

10.13	(U)	Second Amended and Restated 1998 Stock Option Plan of the Company

10.13 (a)		Amendment to the Second Amended and Restated 1998 Stock Option Plan of the Company (effective March 1, 2003)

10.14	(E)	Employee Stock Purchase Plan of the Company

10.16	(H)	Employment Agreement dated April 25, 1999 among the Company, Manugistics, Inc. and with Gregory J. Owens, Chief Executive Officer and President

10.17	(I)	Employment Agreement dated June 3, 1999 between Manugistics, Inc. and Richard F. Bergmann, as amended (as of October 15, 2002, Mr. Bergmann was no longer an executive of the Company.)

10.18	(I)	Employment Agreement dated June 7, 1999 between Manugistics, Inc. and Terrance A. Austin, as amended (as of January 5, 2003, Mr. Austin was no longer an executive of the Company.)

10.19	(I)	Employment Agreement dated August 25, 1999 between Manugistics, Inc. and James J. Jeter, as amended

10.20	(J)	Employment Agreement dated December 6, 1999 between Manugistics, Inc. and Raghavan Rajaji

10.21	(L)	Employment Agreement dated December 6, 1999 between Manugistics, Inc. and Timothy T. Smith.

10.23(a)	(L)	Stock Option Agreement dated April 27, 1999, between the Company and Gregory J. Owens

10.23(b)	(L)	Stock Option Agreement dated December 1, 1999, between the Company and Gregory J. Owens

10.23(c)	(L)	Stock Option Agreement dated December 17, 1999, between the Company and Gregory J. Owens

10.24(a)	(L)	Stock Option Agreement dated December 6, 1999, between the Company and Richard F. Bergmann (as of October 15, 2002, Mr. Bergmann was no longer an executive of the Company.)

10.24(b)	(L)	Stock Option Agreement dated June 16, 1999, between the Company and Richard F. Bergmann (as of October 15, 2002, Mr. Bergmann was no longer an executive of the Company.)

10.24(c)	(M)	Stock Option Agreement dated December 16, 1999, between the Company and Richard F. Bergmann (as of October 15, 2002, Mr. Bergmann was no longer an executive of the Company.)

10.25	(L)	Stock Option Agreement dated June 7, 1999, between the Company and Terrence A. Austin (as of January 5, 2003, Mr. Austin was no longer an executive of the Company.)

10.27	(P)	Employment Agreement dated October 16, 2000, between the Company and Gregory Cudahy (as of May 3, 2002, Mr. Cudahy was no longer an executive of the Company.)

10.28	(O)	Stock Option Agreement dated October 16, 2000, between the Company and Gregory Cudahy (as of May 3, 2002, Mr. Cudahy was no longer an executive of the Company.)

Number	Notes	Description

10.29 (a)	(O)	Lease Agreement dated December 19, 2000, between the Company and DANAC Corporation.

10.29(b)	(T)	First amendment dated June 2001 to lease agreement dated December 19, 2000, between the Company and DANAC Corporation.

10.31 (a)	(S)	Amended and Restated Financing Agreement and Form of Revolving Promissory Note dated December 29, 2000 by the Company in favor of Bank of America, N.A.

10.31 (b)	(U)	Credit Agreement dated as of February 28, 2002 by the Company in favor of Bank of America, N.A.

10.31 (c)	(V)	Amendment Agreement dated as of July 12, 2002 to Credit Agreement dated as of February 28, 2002 by the Company in favor of Bank of America, N.A.

10.31 (d)	(W)	Amendment Agreement No. 2 dated as of November 22, 2002 to Credit Agreement dated as of February 28, 2002 by the Company in favor of Bank of America, N.A.

10.32	(U)	Second Amended and Restated 2000 Stock Option Plan of the Company (effective January 29, 2002)

10.33	(U)	Employment Agreement dated November 21, 2000, between the Company and Jeffrey Hudkins

10.34		Amended Employment Agreement dated February 27, 2002 between the Company and Jeffrey L. Holmes

10.35		Employment Agreement dated December 14, 2001 between the Company and Everett G. Plante

10.36	(Y)	Termination of Employment Agreement dated October 15, 2002 between the Company and Richard F. Bergmann

10.37	(W)	Termination of Employment Agreement dated January 3, 2003 between the Company and Terrance A. Austin

10.45	(X)	Standstill Agreement dated October 24, 2002 between Manugistics Group, Inc and Warburg Pincus Private Equity VIII, LP.

10.50	(Y)	Loan and Security Agreement dated April 12, 2002 by the Company in favor of Silicon Valley Bank.

10.51	(Z)	Financing Agreement and Form of Revolving Promissory Note dated January 14, 2003 by the Company in favor of Silicon Valley Bank.

10.52	(Z)	Amended Loan and Security Agreement dated January 14, 2003 by the Company in favor of Silicon Valley Bank.

21		Subsidiaries of the Company

23		Independent Auditors’ Consent

99.1		Section 1350 Certification

(A)	Incorporated by reference from the exhibits to the Company’s registration statement on form S-1 (NO. 333-65312).

(B)	Incorporated by reference to 4.1(A) to the Company’s registration statement on form S-3 (REG. NO. 333-31949).

(C)	Incorporated by reference to exhibit 4.1 (b) to the Company’s registration statement on form S-3 (REG. NO. 333-31949).

(D)	Incorporated by reference from the exhibits to the Company’s quarterly report on form 10-Q for the quarter ended August 31, 1994.

(E)	Incorporated by reference from the exhibits to the Company’s quarterly report on form 10-Q for the quarter ended August 31, 1995.

(F)	Incorporated by reference from the exhibits to the Company’s definitive proxy statement relating to the 1996 annual meeting of shareholders dated June 20, 1996.

(G)	Incorporated by reference from the exhibits to the Company’s current report on form 8-K dated March 2, 1998

(H)	Incorporated by reference from the exhibits to the Company’s annual report on Form 10-K for fiscal year ended February 28, 1999.

(I)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 1999.

(J)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended November 30, 1999.

(K)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 1998.

(L)	Incorporated by reference from the exhibits to the Company’s annual report on Form 10-K for fiscal year ended February 29, 2000.

(M)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended May 31, 2000.

(N)	Incorporated by reference from the exhibits to the Company’s current report on form 8-K/A dated October 11, 2000.

(O)	Incorporated by reference from the exhibits to the Company’s current report on Form 10-Q for the quarter ended November 30, 2000.

(P)	Incorporated by reference to the Company’s registration statement Form S-8 filed by the Company on December 22, 2000.

(Q)	Incorporated by reference from the exhibits to the Company’s registration statement on form S-3/A (NO. 333-53918).

(R)	Incorporated by reference from the exhibits to the Company’s registration statement on form S-3/A (333-55010).

(S)	Incorporated by reference from the exhibits to the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2001.

(T)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended May 31, 2001.

(U)	Incorporated by reference from the exhibits to the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2002.

(V)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended May 31, 2002.

(W)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended November 30, 2002.

(X)	Incorporated by reference from the exhibits to the Company’s current report on for 8-K dated October 25, 2002.

(Y)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 2002.

(Z)	Incorporated by reference from the exhibits to the Company’s current report on for 8-K dated January 16, 2003.

(b)	Reports on Form 8-K

1.	On January 16, 2003, we filed a Current Report on Form 8-K reporting our new one year unsecured revolving credit facility with Silicon Valley Bank.

2.	On February 11, 2003, we filed a Current Report on Form 8-K reporting our press release on February 10, 2003, announcing that we had commenced a voluntary employee stock option exchange program.

(c)  Exhibits

See the response to Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 2003.

MANUGISTICS GROUP, INC.

(Registrant)

/s/ Gregory J. Owens
Gregory J. Owens
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 28, 2003.

/s/ Gregory J. Owens
Gregory J. Owens
Chairman of the Board, President and Chief Executive Officer
(Principal executive officer)

/s/ Raghavan Rajaji
Raghavan Rajaji
Executive Vice President and
Chief Financial Officer
(Principal financial officer)

/s/ Jeffrey T. Hudkins
Jeffrey T. Hudkins
Vice President, Controller and
Chief Accounting Officer
(Principal accounting officer)

/s/ J. Michael Cline J. Michael Cline Director	/s/ Thomas A. Skelton Thomas A. Skelton Director

/s/ William H. Janeway William H. Janeway Director	/s/ Lynn C. Fritz Lynn C. Fritz Director

/s/ Joseph H. Jacovini Joseph H. Jacovini Director	/s/ William G. Nelson William G. Nelson Director

CERTIFICATIONS

I, Gregory J Owens, certify that:

1.	I have reviewed this quarterly report on Form 10-K of Manugistics Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 28, 2003	By:	/s/ Gregory J. Owens

Gregory J. Owens Chairman, President and Chief Executive Officer Principal Executive Officer

I, Raghavan Rajaji, certify that:

1.	I have reviewed this quarterly report on Form 10-K of Manugistics Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 28, 2003	By:	/s/ Raghavan Rajaji

Raghavan Rajaji Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Manugistics Group, Inc.:
Rockville, MD

We have audited the accompanying consolidated balance sheets of Manugistics Group, Inc. and its subsidiaries (the Company) as of February 28, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Manugistics Group, Inc. and its subsidiaries at February 28, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 5 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” during the year ended February 28, 2003.

/s/ DELOITTE & TOUCHE LLP

McLean, VA
March 27, 2003

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28,

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$134,789	$228,801
Marketable securities	2,946	4,259

Total cash, cash equivalents and marketable securities	137,735	233,060
Accounts receivable, net of allowance for doubtful accounts of $7,007 and $8,308 at February 28, 2003 and February 28, 2002, respectively	63,940	76,443
Deferred tax assets	—	9,061
Other current assets	11,612	11,471

Total current assets	213,287	330,035
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	31,230	22,872
Software development costs, net of accumulated amortization	13,428	14,506
Restricted cash	12,980	—
Goodwill	187,438	269,998
Acquired technology, net of accumulated amortization	41,232	36,086
Other intangible assets, net of accumulated amortization	23,072	30,018
Deferred tax assets	—	11,289
Other non-current assets	6,706	7,836

TOTAL ASSETS	$529,373	$722,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,738	$9,009
Accrued compensation	7,156	12,720
Deferred revenue	43,388	43,578
Other current liabilities	33,214	27,777

Total current liabilities	93,496	93,084

NON-CURRENT LIABILITIES:
Convertible debt	250,000	250,000
Long-term debt and capital leases	4,795	1,023
Other non-current liabilities	9,000	5,726

Total non-current liabilities	263,795	256,749
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock, $.002 par value per share; 300,000 shares authorized at February 28, 2003 and February 28, 2002, respectively; 70,104 and 69,042 shares issued and outstanding at February 28, 2003 and February 28, 2002, respectively	140	138
Additional paid-in capital	633,801	629,861
Deferred compensation	(3,094)	(9,049)
Accumulated other comprehensive loss	(1,087)	(2,704)
Accumulated deficit	(457,678)	(245,439)

Total stockholders’ equity	172,082	372,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$529,373	$722,640

See accompanying notes to consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	February 28,

	2003	2002	2001

REVENUE:
Software	$74,899	$129,772	$139,316
Services	102,144	106,522	73,333
Support	84,075	73,852	55,315
Reimbursed expenses	11,268	9,741	8,199

Total revenue	272,386	319,887	276,163

OPERATING EXPENSES:
Cost of revenue:
Cost of software	19,127	21,144	19,146
Amortization of acquired technology	13,623	9,168	1,122

Cost of services and support	98,055	92,083	59,149
Cost of reimbursed expenses	11,268	9,741	8,199
Non-cash stock compensation expense for services and support	1,673	52	4,579

Total cost of services and support	110,996	101,876	71,927

Sales and marketing	95,627	120,437	115,610
Non-cash stock compensation expense (benefit) for sales and marketing	931	(1,794)	3,262

Total cost of sales and marketing	96,558	118,643	118,872

Product development	63,055	70,477	40,830
Non-cash stock compensation expense (benefit) for product development	298	(1,310)	3,694

Total cost of product development	63,353	69,167	44,524

General and administrative	27,885	28,522	22,925
Non-cash stock compensation expense (benefit) for general and administrative	524	(59)	1,266

Total cost of general and administrative	28,409	28,463	24,191

Amortization of intangibles	3,866	86,279	15,082
Goodwill impairment charge	96,349	—	—
Purchased research and development and acquisition-related expenses	3,800	—	9,724
Restructuring and other impairment charges	19,184	6,612	—
IRI settlement	—	3,115	—

Total operating expenses	455,265	444,467	304,588

LOSS FROM OPERATIONS	(182,879)	(124,580)	(28,425)
OTHER (EXPENSE) INCOME, NET	(7,942)	(14,638)	2,899

LOSS BEFORE INCOME TAXES	(190,821)	(139,218)	(25,526)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	21,418	(24,060)	2,552

NET LOSS	$(212,239)	$(115,158)	$(28,078)

BASIC AND DILUTED LOSS PER SHARE	$(3.04)	$(1.69)	$(0.48)

SHARES USED IN BASIC AND DILUTED SHARE COMPUTATION	69,768	67,986	58,955

COMPREHENSIVE LOSS:
Net loss	$(212,239)	$(115,158)	$(28,078)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,658	(2,036)	(815)
Unrealized (losses) gains on securities	(41)	656	(609)

Total other comprehensive income (loss)	1,617	(1,380)	(1,424)

TOTAL COMPREHENSIVE LOSS	$(210,622)	$(116,538)	$(29,502)

See accompanying notes to consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
						Accumulated
			Additional			Other
		Par	Paid-in	Treasury	Deferred	Comprehensive	Accumulated
	Shares	Value	Capital	Stock	Compensation	Income (Loss)	(Deficit)	Total

BALANCE, FEBRUARY 29, 2000	57,342	$115	$189,423	$(717)	—	$100	$(102,203)	$86,718
Issuance of common stock	103	—	1,732	—	—	—	—	1,732
Issuance of common stock and assumption of stock options and warrants — Talus acquisition	7,026	14	398,506	—	—	—	—	398,520
Issuance of common stock — STG acquisition	160	—	4,553	—	—	—	—	4,553
Exercise of stock options	2,887	6	18,443	—	—	—	—	18,449
Stock option repricing	—	—	13,805	—	(13,805)	—	—	—
Stock-based compensation charge	—	—	—	—	12,801	—	—	12,801
Deferred stock-based compensation related to acquisitions	—	—	(5,071)	—	(18,312)	—	—	(23,383)
Exercise of warrant	—	—	433	—	—	—	—	433
Translation adjustment	—	—	—	—	—	(815)	—	(815)
Net change in unrealized gain / loss on marketable securities	—	—	—	—	—	(609)	—	(609)
Net loss	—	—	—	—	—	—	(28,078)	(28,078)

BALANCE, FEBRUARY 28, 2001	67,518	$135	$621,824	$(717)	$(19,316)	$(1,324)	$(130,281)	$470,321

Issuance of common stock	113	—	2,337	—	—	—	—	2,337
Issuance of common stock — One Release Acquisition	136	—	4,343	—	—	—	—	4,343
Exercise of stock options and other	1,787	4	10,561	—	—	—	—	10,565
Issuance of common stock — IRI settlement	241	1	3,874	—	—	—	—	3,875
Retirement of treasury shares, net purchases	(753)	(2)	(715)	717	—	—	—	—
Stock option repricing	—	—	(10,176)	—	10,176	—	—	—
Stock-based compensation benefit	—	—	—	—	(3,111)	—	—	(3,111)
Deferred stock-based compensation related to acquisitions	—	—	(2,187)	—	3,202	—	—	1,015
Translation adjustment	—	—	—	—	—	(2,036)	—	(2,036)
Net change in unrealized gain / loss on marketable securities	—	—	—	—	—	656	—	656
Net loss	—	—	—	—	—	—	(115,158)	(115,158)

BALANCE, FEBRUARY 28, 2002	69,042	$138	$629,861	$—	$(9,049)	$(2,704)	$(245,439)	$372,807

Issuance of common stock	429	1	1,481	—	—	—	—	1,482
Issuance of common stock — One Release Acquisition	67	—	1,000	—	—	—	—	1,000
Exercise of stock options	566	1	3,595	—	—	—	—	3,596
Stock-based compensation expense	—	—	—	—	3,426	—	—	3,426
Deferred stock-based compensation related to acquisitions and other	—	—	(2,136)	—	2,529	—	—	393
Translation adjustment	—	—	—	—	—	1,658	—	1,658
Net change in unrealized gain / loss on marketable securities	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	(212,239)	(212,239)

BALANCE, FEBRUARY 28, 2003	70,104	$140	$633,801	$—	$(3,094)	$(1,087)	$(457,678)	$172,082

See accompanying notes to consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	February 28,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(212,239)	$(115,158)	$(28,078)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	41,391	116,592	32,684
Amortization of debt issuance costs	1,157	1,141	403
Restructuring and other impairment charges	19,184	6,612	—
Goodwill impairment	96,349	—	—
Purchased research and development and acquisition-related expenses	3,800	—	9,724
Deferred income taxes	20,350	(28,168)	1,077
Non-cash stock compensation expense (benefit)	3,426	(3,111)	12,801
Loss on investments	41	10,561	—
Other	(47)	1,552	278
Changes in assets and liabilities:
Accounts receivable	15,473	9,134	(38,825)
Other current assets	(34)	850	(2,812)
Other non-current assets	119	1,289	619
Accounts payable	(118)	(3,791)	1,847
Accrued compensation	(7,023)	(6,973)	6,096
Other liabilities	(849)	(4,127)	14,788
Deferred revenue	(3,618)	2,015	9,356
Restructuring accrual	(8,037)	(4,317)	(4,444)

Net cash (used in) provided by operating activities	(30,675)	(15,899)	15,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses and acquired technology, net of cash acquired	(32,259)	(30,951)	(2,909)
Restricted cash	(12,980)	—	—
Sale of investment	—	367	—
Sales of marketable securities	3,511	102,387	35,850
Purchases of marketable securities	(2,198)	(1,350)	(128,244)
Purchase of property and equipment	(14,821)	(10,179)	(8,623)
Investments in businesses	—	(10,150)	(1,732)
Capitalization and purchases of software	(11,222)	(13,547)	(11,670)

Net cash (used in) provided by investing activities	(69,969)	36,577	(117,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit borrowings (repayments), net of issuance costs	2,830	—	(6,000)
Proceeds from issuance of convertible debt, net of issuance costs	—	(180)	242,207
Payments on long-term debt and capital lease obligations	(2,771)	(310)	(150)
Proceeds from exercise of stock options and employee stock plan purchases	5,078	12,902	20,181

Net cash provided by financing activities	5,137	12,412	256,238

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	1,495	(651)	135

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(94,012)	32,439	154,559
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	228,801	196,362	41,803

CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,789	$228,801	$196,362

See Note 16 for supplemental cash flow information.

See accompanying notes to consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

     Manugistics Group, Inc. (the Company) is a leading global provider of supply chain management and pricing and revenue optimization software. The Company also provides supplier relationship management and service & parts management software. Our software helps companies lower operating costs, improve customer service, increase revenues, enhance profitability and accelerate revenue and earnings growth.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year’s financial statement presentation.

     On December 7, 2000, the Company completed a two-for-one stock split through the issuance of a 100% stock dividend to shareholders of record as of November 20, 2000. The accompanying consolidated financial statements, shares outstanding, weighted average shares, amounts per share and all other references to common stock have been restated to give effect to the stock split.

Use of Estimates

     The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant items subject to such estimates and assumptions include the carrying amount of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, sublease income associated with the restructuring plans, estimates to complete fixed price service arrangements and potential litigation, claims and settlements.

Cash and Cash Equivalents

     Cash and cash equivalents are comprised of amounts in operating accounts, money market investments and other short-term, highly liquid investments with original maturities of three months or less. Each is recorded at cost, which approximates market value. The Company’s policy is to record short-term, highly liquid investments as cash and cash equivalents. The balance at February 28, 2003 is comprised of $42.9 million in operating accounts, $72.4 million, with an original maturity of three months or less, in money market investments and $19.5 million in debt securities. The balance at February 28, 2002 is comprised of $33.4 million in operating accounts, $86.4 million, with an original maturity of three months or less, in money market investments and $109.0 million in debt securities.

Marketable Securities

     The Company’s short-term marketable securities are classified as “available-for-sale.” These securities are recorded at fair value with unrealized gains and losses reported as a component of stockholders’ equity and comprehensive loss. Realized gains and losses on available-for-sale securities are computed using the specific identification method. On February 28, 2003 and February 28, 2002, marketable securities consisted of investments in corporate debt, municipal bonds and other short-term investments which mature in one year or less.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade accounts receivable. The Company has policies that limit investments to investment grade securities and the amount of credit exposure to any one issuer. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company does not require collateral or other security to support clients’ receivables since most of its customers are large, well-established companies. The Company’s credit risk is also mitigated because its customer base is diversified both by geography and industry and no single customer accounts for more than 10% of consolidated revenue. The Company initially records the provision for doubtful accounts based on historical experience of write-offs and adjusts the allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of accounts receivable. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, the credit worthiness of the customer, the economic conditions of the customer’s industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts.

Restricted Cash

     Restricted cash is comprised of collateral for letters of credit outstanding to secure our lease obligations for office space. The balance at February 28, 2003 is comprised of $13.0 million, with a maturity of three months or less, in money market investments. See Note 6.

Property and Equipment

     Property and equipment is stated at cost. Furniture and fixtures are depreciated on a straight-line basis over three to ten years. Computer equipment and software are depreciated on a straight-line basis over two years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements. Repairs and maintenance costs are expensed as incurred.

Capitalized Software Development Costs

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

Intangible Assets

     Intangible assets include goodwill, customer relationships, assembled workforce, acquired technology and software developed for internal use. Goodwill, which is equal to the fair value of consideration paid in excess of the fair value of the net assets purchased, has been recorded in conjunction with several of the Company’s purchase business combinations. Goodwill recorded in purchase business combinations prior to June 30, 2001 was amortized on a straight-line basis through February 28, 2002 over five years (see Note 12). Customer relationships acquired in conjunction with certain of the Company’s purchase business combinations are amortized using the straight-line method over seven years. Assembled workforce acquired in conjunction with certain of the Company’s purchase business combinations was amortized using the straight-line method through February 28, 2002 over two years. Acquired technology is amortized on a straight-line basis over four to six years. In accordance with a new accounting standard issued in July 2001, we stopped amortizing goodwill and assembled workforce, effective March 1, 2002. See “New Accounting Pronouncements.”

Software Developed for Internal Use

     The Company capitalizes certain costs to develop or obtain internal use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These capitalized costs are amortized on a straight-line basis over a period of two to five years after completion or acquisition of the software. Software developed for internal use is included in other intangible assets in our Consolidated Balance Sheets as of February 28, 2003 and 2002.

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets, including property and equipment and software developed for internal use, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. In addition, at each balance sheet date, the Company compares the net realizable value of capitalized software development costs to the unamortized capitalized software development costs. To the extent the unamortized capitalized costs exceed the net realizable value, the excess amount is written off.

Purchased Research and Development and Acquisition-Related Expenses

     Technology or business acquisitions may include the purchase of technology that had not yet been determined to be technologically feasible and had no alternative future use at its then-current stage of development. The portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. In making the purchase price allocation, we consider present value calculations of projected income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology is determined by estimating the costs to develop the acquired technology into commercially viable projects, estimating the resulting cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by our competitors and us as of the acquisition date. The resulting net cash flows from such projects are based on our estimates of cost of sales and operating expenses from such projects.

Other Non-Current Assets

     Other non-current assets include deferred financing fees, net of accumulated amortization, of $5.4 million that are being amortized over the life of the related long-term debt.

Other Current Liabilities

     Other current liabilities consist primarily of accrued interest, accrued royalty fees, accrued restructuring obligations, accrued professional fees and income taxes payable. No individual amounts exceed five percent of total current liabilities.

Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short maturities of such instruments. The fair value of our convertible debt was $131.6 million on February 28, 2003 and $176.9 million on February 28, 2002 based on market quotes.

Foreign Currency Translation and Operations

     Assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rate in effect on the balance sheet date. The related revenue and expenses are translated using the average exchange rate in effect during the reporting period. Foreign currency translation adjustments are disclosed as a separate component of stockholders’ equity and comprehensive loss.

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

Revenue Recognition and Deferred Revenue

     The Company’s revenue consists of software license revenue, services revenue, support revenue and reimbursed expenses. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9”),” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition.” Software license revenue, services revenue and support revenue are generally recognized when the four basic criteria of SOP 97-2 and SAB 101 are met as follows:

•	Persuasive evidence of an arrangement exists: The Company considers a non-cancelable agreement signed by the Company and the customer to be evidence of an arrangement.

•	Delivery has occurred or services have been rendered: Delivery is considered to occur when media containing the licensed program is provided to a common carrier FOB shipping point or, in the case of electronic delivery, the customer is given access to the licensed programs.

•	Fixed or determinable fee: The Company considers the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within 12 months from the agreement date. If the arrangement fee is not fixed or determinable, the

Company recognizes the revenue as amounts become due and payable. The Company considers services fees to be fixed or determinable if the services fee or rates for time and material contracts are not subject to refund or adjustment.

•	Collection is probable: The Company performs a credit review for all significant transactions at the time the arrangement is executed to determine the credit-worthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, the Company defers the revenue and recognizes the revenue upon collection.

     If a software license contains customer acceptance criteria or a cancellation right, the software revenue is deferred and recognized upon the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Fees are allocated to the various elements of software license agreements using the residual method, based on vendor specific objective evidence (“VSOE”) of fair value of any undelivered elements of the arrangement. VSOE of fair value for support services is provided by the renewal rate. VSOE of fair value for implementation services is based upon separate sales of services at stated hourly rates by level of consultant. Under the residual method, the Company defers revenue for the fair value of its undelivered elements based on VSOE of fair value and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 and SAB 101 have been met.

     Typically, payments for software licenses are due within twelve months from the agreement date. Where software license agreements call for payment terms of twelve months or more from the agreement date, software revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. When we provide services that are considered essential to the functionality of software products licensed or if the licensed software requires significant production, modification or customization, we recognize revenue on a percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” In these cases, software revenue is deferred and recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

     Implementation services are separately priced and sold, are generally available from a number of suppliers and typically are not essential to the functionality of our software products. Implementation services, which include project management, systems planning, design and implementation, customer configurations and training are typically billed on an hourly basis (time and materials) and sometimes under fixed price contracts. Implementation services are generally billed on an hourly basis and are recognized as the work is performed. On fixed price contracts, services revenue is recognized using the percentage-of-completion method of accounting by relating labor hours incurred to date to total estimated labor hours. In the event services are billed in advance of work being performed, the billed amount is initially recorded as deferred services revenue and recognized as services revenue when the work is performed.

     Support revenue includes post-contract customer support and the rights to unspecified software upgrades and enhancements. Customer support is generally billed annually, initially recorded as deferred revenue and recognized as support revenue ratably over the support period.

     Payments received or billed in advance of recognizing revenue are classified as deferred revenue in the Consolidated Balance Sheets and consist of deferred support, services and software revenue.

Advertising

     Advertising and promotional costs are expensed as incurred. Advertising and promotional expense is included in sales and marketing expense and amounted to $10.7 million, $13.2 million and $13.2 million in fiscal 2003, 2002 and 2001, respectively.

Provision for (Benefit From) Income Taxes

     The provision for (benefit from) income taxes is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company assesses the likelihood that its deferred tax assets will be recovered from its future taxable income, and to the extent the Company believes that recovery is not likely, it establishes a valuation allowance. The Company considers historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company determines that the amount to be realized is greater or less than the valuation allowance it has recorded. Based on various factors, including the Company’s cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of the Company’s loss for fiscal 2003 and estimates of future profitability, management has concluded that future taxable income will, more likely than not, be insufficient to recover its net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of its deferred tax assets, the Company recorded a valuation allowance for the full amount of its net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in fiscal 2003. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company’s convertible subordinated debt. The dilutive effect of options and warrants of 1.9 million, 5.6 million and 7.6 million shares has not been considered in the computation of diluted loss per share in fiscal 2003, 2002 and 2001, respectively, because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for fiscal 2003, 2002 and 2001 since it was anti-dilutive.

Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic value based method of accounting. If the Company accounted for its stock-based compensation plan using the fair value based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

	February 28,

	2003	2002	2001

Net loss, as reported	$(212,239)	$(115,158)	$(28,078)
Add: Stock-based compensation expense included in reported net loss, net of tax	3,426	(3,111)	12,801
Less: Stock-based compensation, net of tax	(26,564)	(63,948)	(60,037)

Pro forma net loss	(235,377)	$(182,217)	$(75,314)
Basic and diluted loss per share, as reported	$(3.04)	$(1.69)	$(0.48)
Basic and diluted loss per share, pro forma	$(3.37)	$(2.68)	$(1.28)

     The Company adopted FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) effective July 1, 2000. In accordance with FIN 44, repriced stock options are accounted for as compensatory options using variable accounting treatment (see Note 8). In addition, deferred compensation is recorded for the intrinsic value of unvested stock options exchanged in a purchase business combination (see Note 8 and Note 12) and amortized over the vesting period.

New Accounting Pronouncements

     On March 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets,” with the exception of the immediate requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 establishes new standards for accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. Therefore, the Company stopped amortizing goodwill, including goodwill recorded in past business combinations, on March 1, 2002. In addition, SFAS 142 requires assembled workforce and certain other identifiable intangible assets to be reclassified as goodwill. On an annual basis, and when there is reason to suspect that values may have been impaired, goodwill must be tested for impairment and write-downs may be necessary. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 142 also requires recognized intangible assets with finite lives to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment of Long-Lived Assets.”

     SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired at the date of adoption. To accomplish this, the Company was required to identify its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. The first test for potential impairment requires the Company to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption.

     The Company performed the initial goodwill impairment test required by SFAS 142 during the first quarter of fiscal 2003. The Company considers itself to have a single reporting unit. Accordingly, all of our goodwill is associated with the entire Company. As of March 1, 2002, based on the Company’s implied fair value, there was no impairment of goodwill.

     During the quarters ended August 31, 2002 and November 30, 2002, we experienced adverse changes in our stock price resulting from a decline in our financial performance and adverse business conditions that have affected the technology industry, especially application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002 and November 30, 2002 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill.

     We performed another test for goodwill impairment as of February 28, 2003, our annual date for goodwill impairment review, and determined that our implied fair value was less than stockholders’ equity, including goodwill, an indication that goodwill may be impaired. Therefore, we performed the second step of the impairment test. As a result, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. The goodwill impairment loss was determined by calculating the difference between: a) our implied fair value as of February 28, 2003 less the fair value of our net assets and b) the carrying value of goodwill. Our implied fair value was estimated based on the closing quoted market price of our common stock on February 28, 2003 multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if we were 100% owned by a single stockholder.

     We will continue to test goodwill for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price decreases to levels such that the implied fair value of the Company is significantly less than stockholders’ equity for a sustained period of time, among other factors, we may be required to record additional impairment losses related to goodwill below its carrying amount. We will perform a test for goodwill impairment at February 28, 2004, which is our annual date for goodwill impairment review, or earlier if conditions are present which may indicate an impairment (see Note 5).

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

     On March 1, 2002, the Company adopted the provisions of SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”) “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s Opinion No. 30 (“APB 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

     In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities (i.e., restructuring activities), including costs related to terminating a contract that is not a capital lease and termination benefits due to employees who are involuntarily terminated under the terms of a one-time benefit arrangement.

     SFAS 146 supersedes EITF 94-3 and EITF 88-10 and therefore prohibits recognition of a liability based solely on an entity’s commitment to a plan to exit an activity. SFAS 146 requires that: (i) liabilities associated with exit and disposal activities be measured at fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (v) all other costs related to an exit or disposal activity be expensed as incurred.

     SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS 146 must continue to be accounted for in accordance with EITF 94-3, EITF 88-10 or other applicable pre-existing guidance. Accordingly, the Company will continue to account for its restructuring obligations recorded prior to December 31, 2002 in accordance with EITF 94-3, EITF 88-10 or other applicable pre-existing guidance. The Company recorded a restructuring charge during the quarter ending February 28, 2003. Adoption of SFAS 146 did not have a material effect on the restructuring charge reported or on the Company’s operating performance or financial condition.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a software license arrangement. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the Company’s software license arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to interim periods ending after December 15, 2002. Adoption of Interpretation 45 will not have a material affect on the Company’s operating performance or financial condition.

     In December 2002, SFAS 148 was issued. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method used on the reported results. The disclosure provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of this statement did not impact the Company’s operating performance or financial condition.

2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Cash and cash equivalents are comprised of amounts in operating accounts, money market investments and other short-term, highly liquid investments with original maturities of three months or less. Marketable securities mature in one year or less. The following is a summary of cash, cash equivalents and marketable securities as of February 28, 2003 and 2002 (in thousands):

	Unrealized

February 28, 2003	Cost	Gain	Loss	Market

Cash and cash equivalents:
Cash	$42,931	—	—	$42,931
Certificates of deposit	—	—	—	—
Money market funds (1)	72,358	—	—	72,358
Auction rate securities:
Corporate notes	4,500			4,500
US treasury and agency	15,000	—	—	15,000

Total auction rate securities	19,500	—	—	19,500
Total cash and cash equivalents	134,789	—	—	134,789

Marketable securities	2,946	—	—	2,946
Total cash, cash equivalents and marketable securities (1)	$137,735	—	—	$137,735

	Unrealized

February 28, 2002	Cost	Gain	Loss	Market

Cash and cash equivalents:
Cash	$33,375	—	—	$33,375
Certificates of deposit	2,953	—	—	2,953
Money market funds	83,496	—	—	83,496
Auction rate securities:
Corporate notes	65,000			65,000
US treasury and agency	43,977	—	—	43,977

Total auction rate securities	108,977	—	—	108,977
Total cash and cash equivalents	228,801	—	—	228,801

Marketable securities	4,259	—	—	4,259
Total cash, cash equivalents and marketable securities	$233,060	—	—	$233,060

(1)	Does not include $13.0 million of restricted cash invested in money market funds as of February 28, 2003.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

		February 28,

	Useful lives	2003	2002

Computer equipment and software	Two years	$26,207	$36,277
Office furniture and equipment	Three to ten years	16,644	13,508
Leasehold improvements	Shorter of lease	14,467	9,777
	term or useful life
	of the improvements
Total		57,318	59,562
Less: accumulated depreciation		(26,088)	(36,690)

Total property and equipment		$31,230	$22,872

     Depreciation expense for fiscal 2003, 2002 and 2001 was approximately $8.2 million, $9.8 million and $7.0 million, respectively.

4. CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND SOFTWARE DEVELOPED FOR INTERNAL USE

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes costs incurred in the development of its software products for commercial availability. Software development costs include certain internal development costs and purchased software license costs for products used in the development of the Company’s products. Costs incurred prior to establishing technological feasibility are charged to product development expense as incurred. Software development costs are amortized using the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release. Generally, an economic life of two years is assigned to capitalized software development costs.

     The Company capitalized software development costs of $10.5 million, $10.5 million and $8.9 million and recorded related amortization expense of $11.6 million, $11.4 million and $9.5 million for fiscal 2003, 2002 and 2001, respectively, in accordance with SFAS 86.

     The total amortization expense for the Company’s capitalized software development costs for fiscal 2003, 2002 and 2001 include write-offs totaling approximately $1.2 million, $1.5 million and $0.4 million, respectively, of previously capitalized software development costs. These capitalized costs were deemed to exceed their future net realizable value as a result of new technologies developed by the Company and acquired in connection with acquisitions.

     In addition, the Company recorded amortization expense of $2.5 million, $1.8 million and $0.7 million for fiscal 2003, 2002 and 2001, respectively, related to purchased software licenses.

     SOFTWARE DEVELOPED FOR INTERNAL USE

     The Company capitalized purchased licensed software and internally developed software costs, excluding amounts acquired, of $0.5 million, $3.1 million and $2.8 million and recorded related amortization of $1.6 million, $1.0 million and $0.5 million for fiscal 2003, 2002 and 2001, respectively, in accordance with SOP 98-1. Costs associated with software developed for internal use are capitalized as they are incurred and presented as a component of other intangible assets on the consolidated balance sheets.

     During fiscal 2003 the Company wrote-off approximately $1.4 million of previously capitalized software developed for internal use (see Note 14).

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following (in thousands):

	February 28,

	2003	2002

Acquired technology	$65,454	$46,639
Less: accumulated amortization	(24,222)	(10,553)

Acquired technology, net	$41,232	$36,086

Customer relationships	29,012	22,438
Assembled workforce	—	19,469
Other	4,947	5,783

Total	33,959	47,690
Less: accumulated amortization	(10,887)	(17,672)

Other intangibles, net	$23,072	$30,018

     The changes in the carrying amount of goodwill for fiscal 2003 are as follows (amounts in thousands):

Net Assets

Balance as of February 28, 2002	$269,998
Goodwill impairment charge	(96,349)
Reclassification of assembled workforce as required by SFAS 142	7,101
WDS and DFE acquisitions (see Note 12)	5,747
Other	941

Balance as of February 28, 2003	$187,438

     Amortization expense related to goodwill and other intangible assets was $17.5 million, $95.4 million and $16.2 million during fiscal 2003, 2002 and 2001, respectively. During fiscal 2003, the Company recorded a goodwill impairment charge of approximately $96.3 million. Estimated aggregate future amortization expense for intangible assets in future fiscal years are as follows (amounts in thousands):

	Fiscal Year Ending February 28 or 29,

	2004	2005	2006	2007	2008	Thereafter	Total

Amortization expense	$19,178	$17,885	$11,177	$10,181	$4,739	$1,144	$64,304

     In accordance with SFAS 142, the assembled workforce intangible asset was reclassified to goodwill and the Company no longer amortizes goodwill effective March 1, 2002.

     Summarized below are the effects on net loss and net loss per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (amounts in thousands, except per share data):

	For the fiscal year ended February 28,

	2003	2002	2001

Net loss:
As reported	$(212,239)	$(115,158)	$(28,078)
Add: goodwill and assembled workforce amortization, net of taxes	—	77,394	13,317

Net loss, pro forma	$(212,239)	$(37,764)	$(14,761)

Basic and diluted loss per share:
As reported	$(3.04)	$(1.69)	$(0.48)
Add: goodwill and assembled workforce amortization, net of taxes	—	$1.14	$0.23

Basic and diluted loss per share, pro forma	$(3.04)	$(0.55)	$(0.25)

Shares used in basic and diluted loss per share calculation	69,768	67,986	58,955

     Please refer to Note 1 for further discussion of SFAS 142.

     GOODWILL IMPAIRMENT

     On March 1, 2002, the Company adopted the provisions of SFAS 142, which requires assembled workforce and certain other identifiable intangible assets to be reclassified as goodwill. On an annual basis, and when there is reason to suspect that values may have been impaired, goodwill must be tested for impairment and write-downs may be necessary. During the quarters ended August 31, 2002 and November 30, 2002, the Company experienced adverse changes in its stock price resulting from a decline in our financial performance and adverse business conditions that have affected the technology industry, especially application software companies. Based on these factors, the Company performed a test for goodwill impairment at August 31, 2002 and November 30, 2002 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill.

     The Company performed another test for goodwill impairment as of February 28, 2003, the Company’s annual date for goodwill impairment review and determined the implied fair value of the Company was less than stockholders’ equity, including goodwill, an indication that goodwill may be impaired. Therefore, the Company performed the second step of the impairment test. As a result, the Company recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with acquisitions to their estimated fair value as of that date. The goodwill impairment loss was determined by calculating the difference between: a) the implied fair value of the Company as of February 28, 2003 less the fair value of the net assets of the Company and b) the carrying value of goodwill. The fair value of the identifiable intangible assets of the Company were determined by an independent valuation. The implied fair value of the Company was estimated based on the closing quoted market price of the Company’s common stock on February 28, 2003 multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if the Company were 100% owned by a single stockholder. The implied control premium used for purposes of measuring the implied fair value of the Company was determined by review of the premiums paid by other companies in past public technology and software acquisitions.

     The Company will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the implied fair value of the Company below its carrying value.

6. LONG-TERM DEBT

     5% Convertible Subordinated Notes. The Company completed a private placement of $250.0 million of 5% convertible subordinated notes (the “Notes”) in October and November 2000. The Notes bear interest at 5.0% per annum which is payable semi-annually. The fair market value of the Notes was $131.6 million and $176.9 million on February 28, 2003 and February 28, 2002, respectively, based on a market quote. The Notes mature in November 2007 and are convertible into approximately 5.7 million shares of the Company’s common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock, we subdivide, combine or reclassify our common stock, we issue rights to our common stockholders to purchase our common stock at less than market price, we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends), or we make certain repurchases of our common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require the Company or its successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants.

     At any time on or after November 7, 2003, the Company may redeem, from time to time, the Notes in whole, or in part, at the Company’s option. Redemption can be made on at least 30 days’ notice if the trading price or the Company’s common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price

November 7, 2003 through October 31, 2004	103%
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

     Line of Credit — The Company has a one-year unsecured revolving credit facility with Silicon Valley Bank (“SVB”.) The current agreement expires January 31, 2004. Under its terms, the Company may request cash advances, letters of credit or both. The Company may make borrowings under the facility for short-term working capital purposes. The credit facility requires us to comply with the following financial covenants: (i) minimum tangible net worth must be greater than $150.0 million as of February 28, 2003, with future quarters covenants to be determined during the first quarter of fiscal 2004; and ii) a ratio of (a) cash and cash equivalents deposited with SVB and its affiliates plus accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, of at least a ratio of 2.0 to 1.0.

     In addition, the SVB credit facility requires the Company to maintain $70.0 million in funds with SVB and its affiliates. The credit facility also restricts the amount of additional debt the Company can incur and restricts the amount of cash that the Company can use for acquisitions and for the repurchase of convertible debt. Under terms of the SVB credit facility, the Company maintains the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the loan documents for the credit facility, SVB has the right to obtain a lien on all of the Company’s assets upon an occurrence of default, unless the Company terminates the facility as provided above. The credit facility also provides that the Company is prohibited from paying a cash dividend if it is in default or would be in default of the loan agreement as a result of payment of the dividend or if it would not be in compliance with the financial covenants after the payment. As of February 28, 2003, the Company had $1.1 million in letters of credit outstanding under this line to secure its lease obligations for office space. The Company was in compliance of all financial covenants as of February 28, 2003.

     Prior to entering into our credit facility agreement with SVB, the Company had a credit facility agreement with Bank of America (“BOA”) that expired on February 26, 2003.

     The Company had $13.0 million in outstanding letters of credit with BOA as of February 28, 2003 which are fully collateralized. This cash collateral is presented as restricted cash in our consolidated balance sheet as of February 28, 2003. The cash restriction will be eliminated once all outstanding letters of credit have been transferred to SVB. In March 2003 $9.3 million outstanding letters of credit with BOA were transferred to SVB.

     In April 2002, the Company entered into a credit agreement with SVB, as amended, under which the Company could borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to the greater of the three-year treasury note rate plus 5% or 8.25%, and are repaid monthly over a 36 month period. During fiscal 2003, the Company borrowed $2.9 million under this credit facility. The facility allowed for borrowings through March 31, 2003. We were in compliance with all financial covenants as of February 28, 2003.

7. COMMITMENTS AND CONTINGENCIES

     Commitments — The Company leases office space, office equipment and automobiles under operating leases and various computers and other equipment under capital leases. Aggregate property acquired through capital leases amounted to $7.7 million and $4.1 million at February 28, 2003 and February 28, 2002, respectively, and has been included in software and office furniture and equipment (see Note 3). Total accumulated amortization relating to these leases was $1.5 million and $1.3 million as of February 28, 2003 and February 28, 2002, respectively.

     Rent expense for fiscal 2003, 2002 and 2001, was approximately $27.5 million, $23.6 million and $17.2 million, respectively. The future minimum lease payments under these capital and operating leases for each of the succeeding fiscal years beginning March 1, 2003 are as follows (in thousands):

	Capital	Operating
Fiscal Year	Leases	Leases

2004	$2,179	$19,096
2005	1,364	16,522
2006	1,321	15,406
2007	546	14,583
2008	—	12,959
Thereafter	—	53,539

Total minimum lease payments	5,410	132,105
Less amounts representing interest	(428)	—
Less sublease income	—	(1,821)

Present value of net minimum lease payments	$4,982 (1)	$130,284

(1)	Approximately $2.0 million and $3.0 million is included in other current liabilities and long-term debt and capital leases, respectively, in the consolidated balance sheet as of February 28, 2003.

     Contingencies — The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of any of these disputes or litigation will have a material affect on the Company’s operating performance and financial condition or results of operations. The Company has established accruals related to such matters that are probable and reasonably estimable. However, an unfavorable outcome of some or all of these matters could have a material affect on the Company’s operating performance, financial condition and cash flows.

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

     In December 2001, the Company and IRI settled their dispute. The Company agreed to pay to IRI an aggregate of approximately $8.6 million in various installments. The payment obligation had two components. The Company made cash payments totaling approximately $2.7 million and $2.0 million to IRI, in fiscal 2002 and 2003, respectively. In addition, the Company issued 240,683 shares of its common stock to IRI in payment of the remaining $3.9 million on February 27, 2002.

     The Company had recorded a liability of approximately $5.5 million in prior years related to this matter. The $3.1 million difference between the $5.5 million previously accrued and the total settlement of $8.6 million was expensed in the third quarter of fiscal 2002.

8. STOCKHOLDERS’ EQUITY

Preferred Stock

     The Company has authorized 4,620,253 shares of $.01 par value preferred stock. As of February 28, 2003, no preferred shares were outstanding.

Common Stock

     The Company has authorized 300,000,000 shares of $.002 par value common stock. No cash dividends on common stock have been declared or paid in any of the fiscal years presented.

Warrants and Customer Stock Issuances

     In connection with the acquisition of Talus Solutions, Inc. (“Talus”) (see Note 12), the Company assumed warrants issued to purchase up to 65,000 shares of the Company’s common stock for certain past services rendered by outside consultants and the issuance of certain notes payable. On February 28, 2001, warrants to purchase 49,096 shares were exercised. As of February 28, 2003, warrants to purchase up to 15,904 shares were exercisable and have exercise prices ranging from $6.83 to $16.90 and expire between July 2004 and June 2005.

     Talus issued common stock to a customer at a price below fair value prior to the acquisition date. The fair value of the common stock issued by Talus, net of proceeds received, on December 21, 2000, the date of the Talus acquisition, was $1.9 million. This $1.9 million is being recognized as a reduction of revenue in proportion to the revenue recognized under the contract. The Company reduced revenue by $0.1 million in fiscal 2003 and $1.0 million in fiscal year 2002.

Employee Stock Purchase Plan

     In October 1994, the Company adopted an employee stock purchase plan (“ESPP”) that authorizes the Company to sell up to 3,000,000 shares of common stock to employees through voluntary payroll withholdings. The stock price to be paid by employees is equal to 85% or 95% of the lower of the average market price as reported on the National Association of Securities Dealers Automated Quotation System for either the first or last day of each six-month withholding period. Payroll deductions may not exceed the lesser of 10% of a participant’s compensation or $25,000 per year. The number of shares purchased under this plan by employees totaled 428,972 shares, 113,137 shares and 103,003 shares in fiscal 2003, 2002 and 2001, respectively. The weighted average fair value of shares purchased in fiscal 2003, 2002 and 2001 was $3.96, $23.84 and $40.44, respectively.

Stock Options

     Effective September 13, 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan (“2000 Plan”) under which non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to 8.0 million new shares of common stock at prices not less than fair market value at the time of grant. Effective July 24, 1998, the Company adopted the 1998 Plan under which incentive and non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to 10.5 million new shares of common stock at prices not less than the fair market value at the time of grant. In April 2001, the Board of Directors of the Company adopted a proposed amendment to the 1998 Stock Option Plan (“1998 Plan”) to increase the number of shares of Common Stock reserved for issuance to 20,475,800. In addition, the Board of Directors approved the termination of the 2000 Plan. The terms of the 2000 Plan remain in effect for options outstanding at the termination date. Prior to the adoption of the 1998 Plan, the Company had additional plans under which it granted stock options including the 1994 Employee Stock Option Plan (“1994 Plan”), the 1994 Outside Directors Non-qualified Stock Option Plan (“1994 Director Plan”) and the 1994 Executive Incentive Stock Option Plan (“1994 Executive Plan”). No new options will be granted under these additional stock option plans, which will remain in effect with respect to options outstanding under such plans until such options are exercised, terminated or expire. Options under the employee option exchange program (see below) will be granted under the 1998 Plan and the 2000 Plan. As of February 28, 2003, the Company has cumulatively granted options on 3.5 million shares under the 2000 Plan, 14.5 million shares under the 1998 Plan, 12.2 million shares under the 1994 plan, 763,000 shares under the 1994 Director Plan and 369,332 shares under the 1994 Executive Plan.

     Under the 2000 Plan and the 1998 Plan, the vesting period for new options issued is in accordance with the Incentive and Non-Qualified Stock Option Policy approved by the Compensation Committee of the Board of Directors. Options outstanding under the plans vest over various terms, ranging from immediate vesting to annual vesting over a five-year period from the date of grant. The right to exercise the vested options expires upon the earlier of either ten years (or for options granted prior to 1994, eleven years) from the date of grant or, generally, within thirty days of termination of employment.

     During fiscal 2001 and 2000, the Company granted non-qualified stock options in the amount of 770,000 and 7.3 million shares, respectively, to several of the Company’s executive officers and employees. These stock option grants were approved by the Company’s Board of Directors and were not granted under any of the above-mentioned stock option plans. These shares vest and become exercisable over periods ranging from immediate vesting to monthly vesting over a period of five years from the date of grant. As of February 28, 2003, 5.8 million shares were outstanding. No options of this nature were granted in fiscal 2003 and fiscal 2002.

     Effective January 29, 1999, the Company completed a stock option repricing program in which options to purchase a total of approximately 3.0 million shares of the Company’s common stock were repriced. Under the repricing program, which was approved by the shareholders of the Company, outstanding options (other than those held by executive officers and directors) surrendered for repricing were exchanged for an equivalent number of repriced options. The exercise price of the repriced options is $4.38 per share (the fair market value of the common stock at that date) and the four-year vesting schedule of each option restarted on February 1, 1999. In conjunction with the Company’s restructuring, the vesting period for the first two years was accelerated as previously provided for in the plan and approved by the Compensation Committee of the Board of Directors, pursuant to authority granted to it under the related option plans, due to certain earnings milestones being met in fiscal 2001 and 2000.

     Under FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” (“FIN 44”), which is retroactive to option repricings effected after December 15, 1998, companies are required to treat repriced options as compensatory options accounted for using variable accounting treatment. As a result, the Company will record non-cash stock compensation (benefit) expense, over the term of the option, based upon changes in the market price of its common stock over the market price at July 1, 2000 ($22.19 per share). As of February 28, 2003, the Company had approximately 0.8 million repriced options outstanding. The Company recorded a benefit of $(8.0) million during fiscal 2002 and a charge of $11.1 million in fiscal 2001 related to repriced stock options. Since our stock price at the beginning and end of each of our fiscal 2003 quarters was below $22.19, no charge or benefit was recorded during fiscal 2003.

     As part of the Talus acquisition (see Note 12), the Company assumed all outstanding stock options, which were converted into Manugistics’ stock options. Options to purchase approximately 631,000 shares of Manugistics’ common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $3.4 million, $4.8 million and $1.2 million in fiscal 2003, 2002 and 2001, respectively.

     A summary of the status of the Company’s stock option plans and changes during the fiscal years is presented below with share amounts in thousands:

	February 28,

	2003		2002		2001

	Options to		Options to		Options to
	Purchase	Wtd. Avg.	Purchase	Wtd. Avg.	Purchase	Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding at beginning of year	22,360	$16.16	20,948	$17.49	15,970	$6.83
Options assumed in acquisition	—	—	—	—	1,345	7.50
Options granted at market value	3,153	5.11	5,407	10.91	7,835	35.67
Exercised	(566)	6.36	(1,683)	6.27	(2,887)	6.23
Cancelled	(4,292)	22.68	(2,312)	28.15	(1,315)	11.74

Outstanding at end of year	20,655	$13.38	22,360	$16.16	20,948	$17.49

Exercisable at end of year	11,482	$13.19	7,665	$13.76	4,603	$8.26

Stock-Based Compensation

     As permitted under SFAS No. 123, as amended by SFAS 148, the Company continues to account for stock-based compensation to employees in accordance with APB Opinion No. 25, under which no compensation expense is recognized, since the exercise price of options granted is equal to or greater than the fair market value of the underlying security on the grant date. Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which uses the fair value method. The fair value of the Company’s stock-based awards to employees was estimated as of the date of grant using the Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option pricing model include that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

     Had compensation cost for these plans been recorded, the Company’s net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

	February 28,

	2003	2002	2001

Net loss, as reported	$(212,239)	$(115,158)	$(28,078)
Add: Stock-based compensation expense included in reported net loss, net of tax	3,426	(3,111)	12,801
Less: Stock-based compensation, net of tax	(26,564)	(63,948)	(60,037)

Pro forma net loss	(235,377)	$(182,217)	$(75,314)
Basic and diluted loss per share, as reported	$(3.04)	$(1.69)	$(0.48)
Basic and diluted loss per share, pro forma	$(3.37)	$(2.68)	$(1.28)

     Fiscal 2003, 2002 and 2001 pro forma amounts include $557, $945 and $736, respectively, related to the purchases under the employee stock purchase plan.

     The weighted average fair value of options granted in fiscal 2003, 2002 and 2001 was $3.48, $5.97 and $35.16 per share, respectively. The fair value of options granted was estimated assuming no dividends and using the following weighted-average assumptions for each of the fiscal years presented:

	OPTIONS			ESPP

	2003	2002	2001	2003	2002	2001

Risk-free interest rates	2.53%	3.63%	5.95%	1.75%	3.35%	5.97%
Expected term	3.95 years	3.11 years	3.26 years	6 months	6 months	6 months
Volatility	1.01	.8282	.7690	.8705	.8268	.7531

     A summary of the weighted average remaining contractual life and the weighted average exercise price of options outstanding as of February 28, 2003 is presented below with share amounts in thousands:

		Weighted Avg.
	Number	Remaining	Weighted Avg.	Number	Weighted Avg.
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 2/28/03	Life	Price	at 2/28/03	Price

$0.00 — $6.10	9,991	6.4	$4.33	5,314	$4.35
6.10 — 12.21	4,020	7.2	8.08	2,359	8.36
12.21 — 30.52	3,364	6.9	18.39	2,156	17.72
30.52 — 42.72	1,903	6.9	39.94	951	40.17
42.72 — 61.03	1,377	5.2	45.66	702	45.86

$0.00 — $61.03	20,655	6.6	$13.38	11,482	$13.19

Employee Stock Option Exchange Program

     On February 10, 2003, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company offered to exchange options to purchase approximately an aggregate of 6.1 million shares of Manugistics common stock held by eligible employees, vested or unvested, that have exercise prices equal to or greater than $7.0001 per share. All employees had the opportunity to exchange existing eligible options for a promise to grant new options at exchange ratios dependent on the exercise price of the exchanged options. Members of our Board of Directors did not participate in this program.

     On March 10, 2003, the Company announced that it had accepted for cancellation and exchange options to purchase approximately 4.8 million shares of its common stock in exchange for approximately 1.5 million new options of its common stock, to be granted on September 16, 2003. The replacement options have terms and conditions that are substantially the same as those of the cancelled options. The exercise price of the replacement options will be the greater of: a) the market value of the Company’s common stock on the date of grant or b) $2.30.

9. RETIREMENT PLANS

     The Company has two defined contribution retirement savings plans (one in the U.S. and another in the U.K.) under the terms of which the Company matches a percentage of the employees’ qualified contributions. New employees are eligible to participate in the plans upon completing one month of service. The Company’s contribution to the plans totaled $2.1 million, $2.2 million and $1.8 million for fiscal 2003, 2002 and 2001, respectively.

10. INCOME TAXES

     Income Tax Provision. The components of the income tax provision (benefit) are as follows (in thousands):

	February 28,

	2003	2002	2001

Current:
Federal	$(799)	$—	$257
State	150	100	286
Foreign	1,717	1,332	1,165

Total current	$1,068	$1,432	$1,708

Deferred:
Federal	$15,558	$(21,973)	$2,889
State	2,082	(2,938)	387
Foreign	2,710	(581)	(2,432)

Total deferred	$20,350	$(25,492)	$844

Total provision for (benefit from) income taxes	$21,418	$(24,060)	$2,552

     Loss before income taxes includes losses from foreign operations of approximately $20.0 million, $15.6 million and $20.1 million in fiscal 2003, 2002 and 2001, respectively.

     Deferred Income Taxes. The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 28,

	2003	2002

Deferred Tax Assets:
Accrued expenses	3,002	4,152
Operating loss carryforwards:
Domestic	97,756	82,429
Foreign	31,120	25,182
Restructuring charges	8,387	4,131
Tax credit carryforwards	5,787	6,041
Stock-based transactions	4,426	3,073
Investment losses	4,186	4,186
Depreciation and amortization	21,642	20,327
Other temporary differences	4,833	5,779

Deferred tax assets	181,139	155,300
Less: valuation allowance	(166,731)	(112,469)

Total deferred tax assets	14,408	42,831
Deferred tax liabilities:
Software development costs	(852)	(5,097)
Acquired intangibles	(12,380)	(16,210)
Other	(1,176)	(1,174)

Total deferred tax liabilities	(14,408)	(22,481)

Net deferred tax assets	$—	$20,350

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded. Based on various factors, including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of our loss for fiscal 2003 and estimates of future profitability, management has concluded that future taxable income will, more likely than not, be insufficient to recover its net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets, we recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the fiscal year ended February 28, 2003.

     Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

     Deferred tax assets of approximately $45.1 million pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income tax payable stemming from the utilization of these losses. When realized, the tax benefits of these credits and losses will be accounted for as a credit to stockholders equity rather than as a reduction of the income tax provision.

     Changes in the valuation allowance during fiscal 2003 are as follows (in thousands):

Balance, February 28, 2002	$112,469
Charge against prior year deferred tax asset	20,350
Current year operations	33,912

Balance, February 28, 2003	$166,731

     At February 28, 2003, the Company had a total of approximately $246.4 million of U.S. federal and $94.1 million of foreign net operating losses available to offset future taxable income in those respective taxing jurisdictions. The federal net operating losses expire during the fiscal years 2012 to 2023. Approximately $37.7 million of the foreign net operating losses expire during the calendar years 2003 to 2013, while the remaining foreign net operating losses are available in perpetuity. The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside of the United States. Accordingly, no United States income tax on these earnings has been provided.

     The Company also has $4.5 million of research and development tax credit carryforwards, which expire between 2011 and 2022, and $1.3 million of foreign tax credit carryforwards that expire between 2003 and 2006.

     Statutory Rate Reconciliation. The difference between the reported amount of income tax (benefit) expense and the amount of income tax expense that would result from applying statutory U.S. federal tax rate of 35% is summarized as follows (in thousands):

	February 28,

	2003	2002	2001

Benefit for income taxes computed at statutory rate	$(66,787)	$(48,726)	$(8,934)
(Reduction) increase in taxes resulting from:
State and foreign taxes, net of federal benefit	(293)	(562)	1,482
Net change in valuation allowance	54,262	(1,894)	4,888
Goodwill amortization and impairment	33,722	24,020	3,989
Purchased research and development	—	—	3,403
Meals, entertainment and other non-deductible expenses	388	421	(2,195)
Other	126	2,681	(81)

Provision for (benefit from) income taxes	$21,418	$(24,060)	$2,552

11. OTHER (EXPENSE) INCOME

     Other (expense) income consists of the following (in thousands):

	February 28,

	2003	2002	2001

Interest income	$3,635	$9,345	$7,832
Interest expense	(14,127)	(13,757)	(4,861)
Converge, Inc. investment loss	—	(10,150)	—
Other	2,550	(76)	(72)

Total other (expense) income	$(7,942)	$(14,638)	$2,899

12. ACQUISITIONS

     During the three years ended February 28, 2003, we completed the following transactions:

Digital Freight Exchange, Inc.

     On May 23, 2002, the Company acquired substantially all of the assets of Digital Freight Exchange, Inc. (“DFE”) for $4.5 million in cash. DFE was a provider of collaborative transportation logistics services that facilitate online, real-time bids for global transportation contracts. Approximately $0.3 million of the purchase price was paid in cash at closing. The remaining purchase price of $4.2 million was paid in cash in September 2002. Approximately $675,000 of the purchase price is being held in escrow for the satisfaction of indemnification claims under the terms of the acquisition agreement.

Western Data Systems of Nevada, Inc.

     On April 26, 2002, the Company acquired certain assets and assumed certain liabilities of Western Data Systems of Nevada, Inc. (“WDS”) for $26.2 million in cash. At the time of the acquisition, WDS was a leading provider of application software and services to 135 customers in commercial aerospace, defense and maritime industries and the military. The WDS acquisition added to our offering of service & parts management solutions that address the complex business operations inherent to asset intensive industries. WDS software includes capabilities ranging from predictive system failure forecasting and parts optimization, to finite capacity and labor resource scheduling, to maintenance, repair and overhaul (“MRO”) shop planning and execution, and direct materials purchase management. Approximately $2.6 million of the purchase price was paid in cash at closing. The remaining purchase price of $23.6 million was paid in cash in November 2002. Approximately $3.9 million of the purchase price is being held in escrow for the satisfaction of indemnification claims under the terms of the acquisition agreement. During the year ended and as of January 31, 2002, WDS had revenue of approximately $28.0 million and had approximately 160 employees.

     The results of operations for WDS have been included in the Company’s operations since the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The fair value of identifiable intangible assets related to the WDS acquisition was determined by an independent valuation and includes $16.2 million of acquired technology to be amortized over five years, $6.4 million of customer relationships to be amortized over seven years and $3.3 million of goodwill.

     In connection with the acquisition of WDS, the Company allocated $3.8 million, or 14.5% of the purchase price to in-process research and development projects. There were several in-process research and development projects at the time of the WDS acquisition. At the acquisition date, WDS was evaluating the efforts required to complete acquired in-process research and development projects including planning, designing, testing and other activities necessary to establish that the product or enhancements to existing products could be produced to meet desired functionality and technical performance requirements. This was being done in conjunction with the enhancement of three software products. The most significant of these projects was the completion of the Buying Advantage product, which is an advanced internet-based direct procurement solution designed for large aerospace and defense companies, mid-sized suppliers and maintenance, repair and overhaul facilities in industry and government. It enables single-site or multi-site organizations to leverage the supplier community as a strategic asset through aggregated sourcing and buying, increased buyer efficiencies and through efficient collaboration and integration with suppliers. This results in reduced lead-time and cost and improved responsiveness. The value assigned to Buying Advantage was $3.3 million.

     The value of the purchased in-process research and development was computed using discount rates ranging from 26% to 30% on the anticipated income stream of the related product revenue using the income approach appraisal method. The discounted cash flows were based on management’s forecast of future revenue, costs of revenue and operating expenses related to the products and technologies purchased from WDS. The determined value was then adjusted to reflect only the value creation efforts of WDS prior to the close of the acquisition. At the time of the acquisition, the products and enhancements were at various stages of completion, ranging from approximately 5% to 96% complete and future costs to complete the projects were anticipated to be $2.8 million. Anticipated completion dates ranged from one month to 15 months. The resulting value of purchased in-process research and development was further reduced by the estimated value of core technology. A purchased research and development charge of $3.8 million was recorded in fiscal 2003.

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

SpaceWorks, Inc.

     On July 25, 2001, the Company acquired the intellectual property and certain other assets of SpaceWorks, Inc. (“the SpaceWorks Transaction”) for $8.3 million in cash. SpaceWorks, Inc. was a developer of software solutions that helped enable companies to automate complex order-management related activities. These solutions expand the Company’s supply chain execution capabilities. The SpaceWorks Transaction was accounted for as a purchase of developed technology.

PartMiner CSD, Inc.

     On May 31, 2001, the Company acquired the collaborative sourcing and design assets of PartMiner CSD, Inc., as well as related assets from its parent, PartMiner, Inc. and its affiliates (the “CSD Acquisition”) for $20.0 million in cash. PartMiner CSD, Inc. was a developer of product design and sourcing software which now constitutes a portion of the Company’s supplier relationship management software offering. The CSD Acquisition included developed technology, existing customer contracts, personnel and other intangible assets. The CSD Acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Intangible assets related to the CSD Acquisition include developed technology and goodwill. During the year ended December 31, 2000, Partminer CSD, Inc. had revenue of approximately $4.0 million. Contemporaneously, in a separate transaction, the Company entered into a software license agreement with Partminer, Inc. for various products for use in PartMiner’s electronic components procurement and sourcing business.

One Release, LLC.

     On May 17, 2001, the Company acquired certain assets of One Release, LLC and its affiliates (the “One Release Acquisition”), a software engineering services and systems business, for $4.3 million of common stock (135,793 shares). The Company also paid an additional $1.0 million in shares of the Company’s common stock in May 2002 as contingent consideration for certain performance criteria attained during the first year after the acquisition date. The additional consideration was recorded as goodwill. The One Release acquisition added approximately 25 software developers to help enhance our pricing optimization products. The One Release Acquisition was accounted for using the purchase method of accounting. The results of operations for One Release have been included in the Company’s operations since the acquisition date. The Company allocated approximately $7.4 million to assembled workforce. This balance was reclassified to goodwill effective March 1, 2002. (see Note 5.)

Talus Solutions, Inc.

General

     On December 21, 2000, the Company acquired Talus, a leading provider of pricing and revenue optimization software products and services. The Talus acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The results of operations for Talus have been included in the Company’s financial statements since the acquisition date. The fair value of identifiable intangible assets was determined by an independent valuation using a combination of methods, including an income approach for developed technology and customer relationships and a cost approach for assembled workforce. Identifiable intangible assets are being amortized over their estimated useful lives of four years for developed technology and seven years for customer relationships.

Determination and Allocation of Purchase Price

     The purchase price of approximately $402.0 million consisted of the issuance of approximately 7.0 million shares of the Company’s common stock with a fair value of approximately $340.0 million, the assumption of stock options and warrants with a fair value of approximately $58.5 million and acquisition-related costs of $3.5 million, consisting primarily of investment banking and legal fees. The value of the common stock issued in the transaction was based on the Company’s average stock price for a few days before and after September 21, 2000, the date the terms of the acquisition were agreed to and publicly announced. The value of the stock options and warrants assumed in the transaction was determined by using the Black-Scholes method of option valuation.

     In connection with the acquisition of Talus, we allocated $8.6 million, or 2.1% of the purchase price to in-process research and development projects. There were several in-process research and development projects at the time of the Talus acquisition. At the acquisition date, Talus was evaluating the effort required to complete acquired in-process research and development including planning, designing, testing and other activities necessary to establish that the product or enhancement to existing products can be produced to meet desired functionality and technical performance requirements. This was done in conjunction with enhancements to three revenue software products specific to the Air Cargo, Hotel and Rental Car industries and two pricing optimization products, Target Pricing and Precision Pricing, that could be utilized in various industries. The revenue management products are designed to optimize revenues and enhance profits while considering product perishability and capacity utilization. The value assigned to acquired in-process research and development for the revenue optimization products was $6.5 million. Target Pricing systematically integrates market information, cost information, customer information and strategic goals to forecast the most profitable price quotation. In arriving at a pricing recommendation, the solution uses advanced statistical methods to balance the probability of winning a deal with its total contribution to profit. Precision Pricing predicts the responses of customer segments to a company’s products and prices. Based on the predicted customer response, the solution determines the optimal list price for each product in each customer segment to enhance profit, increase market share, or achieve other strategic goals. The value assigned to acquired in-process research and development for the pricing optimization products was $2.1 million.

     The value of the purchased in-process research and development was computed using discount rates ranging from 30% to 40% on the anticipated income stream of the related product revenue using the income appraisal method. The discounted cash flows was based on management’s forecast of future revenue, costs of revenue and operating expenses related to the products and technologies purchased from Talus. The determined value was then adjusted to reflect only the value creation efforts of Talus prior to the close of the acquisition. At the time of the acquisition, the products and enhancements were 12.5% to 37.5% complete and it was anticipated that future costs to complete the projects would be $5.4 million. Anticipated completion dates ranged from four to twelve months. The resulting value of purchased in-process research and development was further reduced by the estimated value of core technology. The purchased research and development charge of $8.6 million was expensed in fiscal 2001.

     The estimated revenues for the in-process projects were expected to commence in calendar 2001 and 2002 upon project completion and decline in three to five years as other new products and technologies enter the market. The discount rate utilized was higher than our weighted-average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of the technology, and the uncertainty of technological advances that were unknown at the time of the acquisition.

     We have completed the original research and development projects in accordance with the plans outlined above for Cargo Revenue Optimizer, Target Pricing and Precision Pricing. Additional, subsequent versions of existing software have been expanded with several other projects and integrated into our overall product solutions. Our Hotel and Rental Car Revenue Optimization enhancements were not completed as a result of a change in the Company’s strategic direction and weakness in the travel and hospitality markets in fiscal 2002 and 2003. Actual results have been lower than forecasts with respect to revenues generated by the acquired in-process research and development.

     The Company recorded a reduction of stockholders’ equity of approximately $22.8 million for the intrinsic value of unvested stock options (“Deferred Compensation”) assumed in the transaction as required by FIN 44. Deferred Compensation is being amortized by charges to operations over the vesting period of the options. Non-cash stock-based compensation associated with the Talus acquisition was approximately $3.4 million in fiscal 2003, $4.8 million in fiscal 2002 and $1.2 million in fiscal 2001.

     The following is a summary of the allocation of the purchase price in the Talus acquisition (in thousands):

Identifiable intangible assets:
Developed technology	$22,000
Customer relationships	19,200
Assembled workforce	10,400
Purchased research and development	8,600
Deferred compensation	22,790
Net assets acquired	1,310
Deferred taxes	(17,435)
Transaction costs	(3,500)
Severance costs and office closure	(2,548)
Goodwill	341,203

Total	$402,020

     The Company eliminated 28 positions in the acquisition integration plan, primarily affecting former senior management of Talus and certain administrative functions such as legal, human resources, marketing and finance.

STG Holdings, Inc.

     On January 16, 2001, the Company acquired STG Holdings, Inc. (“STG”), a leading developer of advanced planning, scheduling and simulation software for single factory and multi-factory enterprises. The STG acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The results of operations of STG have been included in the Company’s financial statements since the acquisition date.

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

     The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new project introductions by us and our competitors at the acquisition date. At the date of each acquisition, the products under development had not reached technological feasibility and had no alternative future use. The value assigned to in-process research and development is comprised of various research and development projects. These projects include the introduction of new technologies as well as revisions of enhancements to certain acquired technologies. There is a risk associated with the completion of the projects, and there is no assurance that each will attain either technological feasibility or commercial success.

     The acquisition agreement contained an additional contingent payment of up to $27.9 million if certain revenue-based performance criteria were met during the 21-month period ended October 31, 2002. The revenue-based performance criteria were not met and no contingent payment was made.

13. INVESTMENTS IN BUSINESS

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

     During the third quarter of fiscal 2002, the Company recorded an impairment loss of approximately $10.2 million relating to an other-than-temporary decline in the fair value of its equity investment in Converge, Inc. The impairment was recorded to reflect the investment at fair value. As of February 28, 2002, the Company’s recorded basis in the Converge Investment was reduced to $0 due to concerns about the ability of Converge to continue funding its operations in light of current market conditions in the high technology sector. The impairment loss is included in other (expense) income in the consolidated statements of operations and comprehensive loss for the fiscal year ended February 28, 2002 (see Note 11).

14. RESTRUCTURING OF OPERATIONS

     Fiscal 2003 Restructuring and Other Impairment Charges.

     Plan FY03Q2 Restructuring Charges (“Plan FY03 Q2”). During the three months ended August 31, 2002, the Company announced and implemented a restructuring plan designed to better align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 9%, a reduction in the number of contractors, reductions in discretionary spending and the closure of our remaining office space in Denver, Colorado and reduction of office space in Atlanta, Georgia and Chicago, Illinois. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 123 employees across most business functions and geographic regions. Terminations by geographic region included 83 in the U.S., 37 in Europe, 2 in Mexico and 1 in Canada. All terminated employees were notified by August 31, 2002. The Company recorded a charge for severance and related benefits of approximately $2.8 million during the three months ended August 31, 2002. The Company also recorded a facility charge of approximately $4.9 million during the three months ended August 31, 2002, related to the abandonment of leased office space in Denver and the reduction of office space in Atlanta, offset by a credit of approximately $0.7 million related to the reduction of a previously recorded office space liability assumed as part of the Talus acquisition (see Note 12) where the landlord subsequently agreed to reduce the remaining office space and lease obligation held by the Company.

These costs include management’s best estimates of expected sublease income. The Company also recorded a charge of approximately $0.3 million during the three months ended August 31, 2002, related to contract termination costs.

     In accordance with SFAS 144, the Company recorded a write-down relating to the restructuring of approximately $0.2 million during the three months ended August 31, 2002. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the closure of certain facilities.

     Plan FY03Q2 Other Impairment Charges. In accordance with SFAS 144, the Company recorded an impairment charge of approximately $1.2 million during the three months ended August 31, 2002 related to the discontinued use of a portion of the Company’s sales force automation software, which is being replaced with another tool. The remaining net book value at August 31, 2002 of $0.7 million is being amortized over its remaining useful life of approximately one year.

     The following table sets forth a summary of Plan FY03Q2 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of February 28, 2003, (in thousands):

					Non-cash asset
			Adjustments to Plan		disposal
		Charges in three	FY03Q2 charges in	Utilization of cash	losses in nine
	Balance as of	months ended	three months ended	in nine months	months ended	Balance as of
Plan FY03Q2	Feb 28, 2002	Aug. 31, 2002	Nov. 30, 2002	ended Feb 28, 2003	Feb 28, 2003	Feb 28, 2003

Lease obligations and terminations	$—	$4,211	$(32)	$(163)	$—	$4,016
Severance and related benefits	—	2,818	48	(2,701)	—	165
Impairment charges and write-downs	—	1,449	—	—	(1,449)	—
Other	—	290	(44)	(111)	(135)	—

Total	$—	$8,768	$(28)	$(2,975)	$(1,584)	$4,181

     Plan FY03Q3 Restructuring Charges (“Plan FY03 Q3”). During the three months ended November 30, 2002, the Company announced and implemented an additional restructuring plan designed to further align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 12%, a reduction in contractors, further reductions in discretionary spending, the planned closure of our office in Ratingen, Germany and relocation of our German operations to Munich and reduction of office space in London, England and San Carlos, California. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 163 employees, 144 of which were involuntary, across most business functions and geographic regions. Terminations by geographic region included 96 in the U.S, 42 in Europe, 3 in Asia-Pacific, 2 in Canada and 1 in Mexico. All terminated employees were notified by November 30, 2002. The Company recorded a charge for severance and related benefits of approximately $3.6 million during the three months ended November 30, 2002. The Company also recorded a facility charge of approximately $3.3 million during the three months ended November 30, 2002, related to the planned abandonment of leased office space in Ratingen Germany and the reduction of office space in London, England and San Carlos, California. These costs include management’s best estimates of expected sublease income. The Company also recorded other charges of approximately $0.3 million related to contract termination costs.

     In accordance with SFAS 144, the Company recorded a write down relating to the restructuring of approximately $1.0 million during the three months ended November 30, 2002. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the closure of certain facilities.

     The following table sets forth a summary of Plan FY03Q3 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of February 28, 2003 (in thousands):

					Non-cash asset
			Adjustments to Plan		disposal
		Charges in three	FY03 Q3 charges in	Utilization of cash	losses in six
	Balance as of	months ended	three months ended	in six months ended	months ended	Balance as of
Plan FY03Q3	Feb 28, 2002	Nov. 30, 2002	Feb. 28, 2003	Feb. 28, 2003	Feb. 28, 2003	Feb. 28, 2003

Lease obligations and terminations	$—	$3,305	$149	$(292)	$—	$3,162
Severance and related benefits	—	3,585	32	(2,606)	—	1,011
Impairment charges and write-downs	—	1,035	39	—	(1,074)	—
Other	—	262	—	(242)	—	20

Total	$—	$8,187	$220	$(3,140)	$(1,074)	$4,193

     Plan FY03Q4 Restructuring Charges (“Plan FY03 Q4”). During the three months ended February 28, 2003, the Company announced and implemented an additional restructuring plan designed to further align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 10%, consolidation of our U.S. product development functions to our corporate headquarters in Rockville, MD, further reduced discretionary spending and lease termination costs. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 123 employees, 76 of which were involuntary, across most business functions and geographic regions. Involuntary terminations by geographic region included 68 in the U.S., 7 in Europe and 1 in Canada. All terminated employees were notified by February 28, 2003 and were not required to render service to the Company beyond the earlier of their notification date or minimum retention period of 60 days (as defined by SFAS 146). The Company recorded a charge for severance and related benefits of approximately $1.4 million during the three months ended February 28, 2003. The Company also recorded a facility charge of approximately $0.4 million during the three months ended February 28, 2003, related to closure of the Milan, Italy office and the expected loss of sublease rental income from a previously closed office in London, England. These costs include management’s best estimates of expected sublease income. The Company also recorded other charges of approximately $0.2 million related to relocation costs. The Company adopted SFAS 146 in the quarter ending February 28, 2003. Adoption of SFAS 146 did not have a material effect on the restructuring charge reported or on the Company’s operating performance or financial condition.

     The following table sets forth a summary of Plan FY03Q4 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of February 28, 2003 (in thousands):

				Non-cash asset
				disposal
		Charges in three	Utilization of cash	losses in three
	Balance as of	months ended	in three months	months ended	Balance as of
Plan FY03Q4	Feb 28, 2002	Feb. 28, 2003	ended Feb. 28, 2003	Feb. 28, 2003	Feb. 28, 2003

Lease obligations and terminations	$—	$386	$(119)	$—	$267
Severance and related benefits	—	1,390	(329)	—	1,061
Impairment charges and write-downs	—	5	—	(5)	—
Other	—	233	(46)	—	187

Total	$—	$2,014	$(494)	$(5)	$1,515

     Fiscal 2002 Restructuring Charges.

     Plan FY02Q2 Restructuring Charges (“Plan FY02 Q2”). During June 2001, the Company adopted a restructuring plan in order to centralize certain of its product development functions in Rockville, MD from Denver, Colorado and Ottawa, Canada. This resulted in the closure of the Ottawa office and reduction of space occupied in the Denver office, as well as the relocation and termination of approximately 10 and 40 employees, respectively. As a result, the Company recorded a restructuring charge related to the product development consolidation of approximately $2.4 million during the three months ended August 31, 2001.

     The following table sets forth a summary of Plan FY02Q2 restructuring charges, payments made against those charges and the remaining liabilities as of February 28, 2003 (in thousands):

		Adjustments to Plan	Utilization of cash
		FY02 Q2 charges in	in fiscal year
	Balance as of	three months ended	ended	Balance as of
Plan FY02Q2	Feb 28, 2002	Feb. 28, 2003	Feb. 28, 2003	Feb. 28, 2003

Lease obligations and terminations	$1,072	$(46)	$(309)	$717
Severance and related benefits	93	—	(93)	—
Impairment charges and write-downs	—	—	—	—
Other	15	—	(15)	—

Total	$1,180	$(46)	$(417)	$717

     Plan FY02Q3 Restructuring Charges (“Plan FY02Q3”). During October 2001, the Company announced and implemented an additional restructuring plan designed to reduce expenses as a result of expected reduction in revenue caused by client concerns about committing to large capital projects in the face of weakening global economic conditions. We believe that these concerns were heightened further by the terrorist attacks in the United States on September 11, 2001 making it difficult for us to accurately forecast our revenues while global economic conditions were uncertain. Actions taken included a reduction in the Company’s employee workforce and a reduction in the amount of office space to be used in two of the Company’s leased facilities in the U.S. Involuntary employee terminations totaled 123 across most business functions and geographic regions through November 30, 2001. Terminations by geographic region included 112 in the U.S. and 11 in Europe. All terminated employees were notified by November 30, 2001. The Company recorded a charge for severance and related benefits of approximately $1.9 million during the three months ended November 30, 2001. The Company recorded a facility charge of approximately $2.3 million during the three months ended November 30, 2001 resulting from approximately $0.7 million related to the abandonment of leased office space in two offices as well as approximately $1.6 million from the expected loss of sublease rental income on office space in Chicago, Illinois that was closed in fiscal 1999. These costs include management’s best estimates of the remaining lease obligations and loss of sublease rental income.

     The following table sets forth a summary of Plan FY02Q3 restructuring charges, payments made against those charges and the remaining liabilities as of February 28, 2003 (in thousands):

		Adjustments to Plan	Utilization of cash
		FY02Q3 charges in	in fiscal year
	Balance as of	three months ended	ended	Balance as of
Plan FY02Q3	Feb 28, 2002	Aug. 31, 2002	Feb. 28, 2003	Feb. 28, 2003

Lease obligations and terminations	$517	$—	$(218)	$299
Severance and related benefits	151	69	(161)	59
Impairment charges and write-downs	—	—	—	—

Total	$668	$69	$(379)	$358

     Fiscal 1999 Restructuring Charges

     Plan FY99 Restructuring Charges (“Plan FY99”). During the third and fourth quarters of fiscal 1999, the Company implemented a restructuring plan aimed at reducing costs and returning the Company to profitability. Actions taken included a reduction in the Company’s workforce of 412 employees across all business functions in the United States, the abandonment of future lease commitments on office facilities that were closed and write-downs of operating assets, goodwill and capitalized software made in accordance with SFAS 121.

     The following table sets forth a summary of Plan FY99 restructuring charges, payments made against those charges and the remaining liabilities as of February 28, 2003 (in thousands):

		Utilization of
		cash in fiscal
	Balance as of	year ended	Balance as of
Plan FY99	Feb 28, 2002	Feb. 28, 2003	Feb. 28, 2003

Lease obligations and terminations	$3,708	$(532)	$3,176
Severance and related benefits	—	—	—
Impairment charges and write-downs	—	—	—
Other	179	(99)	80

Total	$3,887	$(631)	$3,256

     The following table sets forth a summary of total restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of February 28, 2003 (in thousands):

		Charges and		Non-cash asset
		adjustments to	Utilization of	disposal
		charges in	cash in fiscal	losses in fiscal
	Balance as of	fiscal year ended	year ended	year ended	Balance as of
All Plans	Feb 28, 2002	Feb. 28, 2003	Feb. 28, 2003	Feb. 28, 2003	Feb. 28, 2003

Lease obligations and terminations	$5,297	$7,973	$(1,633)	$—	$11,637	(2)
Severance and related benefits	244	7,942	(5,890)	—	2,296
Impairment charges and write-downs	—	2,528	—	(2,528)	—
Other	194	741	(513)	(135)	287

Total	$5,735	$19,184	$(8,036)	$(2,663)	$14,220	(1)

(1)	$5.9 million and $8.3 million are included in other accrued current liabilities and other non-current liabilities, respectively, in the consolidated balance sheet as of February 28, 2003.

(2)	Certain accrued lease obligations extend through fiscal year 2009.

15. SEGMENT INFORMATION

     The Company and its subsidiaries are principally engaged in the design, development, marketing, licensing and support and implementation of an integrated suite of supply chain planning, pricing and revenue optimization, supplier relationship management and service & parts management software products. Substantially all revenue results from the licensing of the Company’s software products and related consulting and support services. The Company’s chief operating decision maker reviews financial information, presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.

     Revenue is attributable to geographic regions based on the location of the Company’s customers. The following table presents total revenue and total long-lived assets by geographic region for fiscal 2003, 2002 and 2001:

	February 28,

	2003	2002	2001

	(in thousands)
Revenue:
United States	$204,352	$230,470	$191,521
Europe	44,932	62,828	51,815
Asia/Pacific	17,666	20,839	13,914
Other	5,436	5,750	18,913

	$272,386	$319,887	$276,163

Long-lived Assets:
United States	$308,587	$383,231	$418,604
Europe	3,584	3,625	12,683
Asia/Pacific	2,072	2,086	2,214
Other	1,843	3,663	7,530

	$316,086	$392,605	$441,031

     No single customer accounted for 10% or more of the Company’s revenue in fiscal 2003, 2002 or 2001.

16. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest amounted to approximately $12.8 million, $12.6 million and $0.5 million in fiscal 2003, 2002 and 2001, respectively. Cash paid for income taxes amounted to approximately $1.4 million, $1.6 million and $1.9 million, in fiscal 2003, 2002 and 2001, respectively.

Supplemental information of non-cash operating activities is as follows:

Fiscal 2002.

•	In connection with the IRI settlement, we issued common stock with a fair value of approximately $3.9 million (see Note 7).

Supplemental information of non-cash investing activities is as follows:

Fiscal 2003

•	In connection with the acquisition of One Release, we issued additional common stock with a fair value of $1.0 million (see Note 12).

Fiscal 2002.

–	In connection with the acquisition of One Release, we issued common stock with a fair value of approximately $4.3 million (see Note 12).

Fiscal 2001.

–	In connection with the acquisition of Talus, we issued common stock with a fair value of approximately $340.0 million and assumed stock options and warrants with a fair value of approximately $58.5 million (see Note 12); and

–	In connection with the acquisition of STG, we issued common stock valued at approximately $4.5 million (see Note 12).

Supplemental information of non-cash financing activities is as follows:

Fiscal 2003

•	We recorded approximately $4.5 million in capital leases (see Note 7)

Fiscal 2002.

–	We retired all of our 754,107 treasury shares during fiscal 2002; and

–	We recorded approximately $2.5 million in capital leases (see Note 7).

Fiscal 2001.

–	A warrant for the purchase of 13,987 shares was exercised by a holder electing to surrender 31 shares.

17. RELATED PARTY TRANSACTIONS

Relationship with Warburg Pincus

     In October, 2002, the Company appointed William H. Janeway, a Vice-Chairman of Warburg Pincus LLC, a private equity investment firm, as a Class III director of our Board of Directors, with a term expiring in 2004. In connection with Dr. Janeway’s appointment to the Board, the Company entered into an agreement with Warburg Pincus Private Equity VIII, L.P. in which the Company consented to the acquisition by Warburg Pincus and certain of its affiliates of up to 19.9% of Manugistics common stock and agreed that for as long as Warburg Pincus and is affiliates beneficially own at least ten percent (10%) of Manugistics common stock, the Company would nominate and use its best efforts to have elected to its Board one person designated by Warburg Pincus and reasonably acceptable to the Company. In addition, Warburg Pincus agreed that, for the duration of the standstill period, neither it nor its affiliates would acquire more than 19.9% of Manugistics common stock.

     The standstill period is the earlier of:

•	three years;

•	the date on which another person acquires more than 15% of Manugistics common stock with the Company’s consent and on terms more favorable than those obtained by Warburg Pincus; or

•	the date on which the Company fails to perform its agreement with respect to the acquisition of additional shares by Warburg Pincus and the election of a director designated by Warburg Pincus.

     At the time the agreement was entered into, Warburg Pincus and certain of its affiliates held approximately 10.9% of Manugistics common stock.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly consolidated financial information for fiscal 2003 and 2002 follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	(in thousands, except per share data)
Fiscal 2003
Total revenue	$74,600	$69,929	$62,364	$65,493
Operating loss	(24,809)	(25,511)	(23,682)	(108,877)
Net loss	(27,081)	(47,717)	(26,003)	(111,438)
Basic and diluted loss per share	$(0.39)	$(0.68)	$(0.37)	$(1.59)
Shares used in basic and diluted share computation	69,356	69,812	69,876	70,028
Fiscal 2002
Total revenue	$92,442	$73,774	$71,012	$82,659
Operating loss	(24,312)	(30,080)	(43,164)	(27,024)
Net loss	(23,426)	(21,664)	(44,980)	(25,088)
Basic and diluted loss per share	$(0.35)	$(0.32)	$(0.66)	$(0.36)
Shares used in basic and diluted share computation	67,041	67,884	68,142	68,750

     Included in the second, third and fourth quarters of fiscal 2003 and the second and third quarters of fiscal 2002 are restructuring charges (see Note 14). Included in the fourth quarter of fiscal 2003 is the goodwill impairment charge (see Note 5). Included in all quarters fiscal 2002 is non-cash stock compensation (benefits) charges related to the repricing of stock options (see Note 8). Included in all quarters of fiscal 2003 and fiscal 2002 is the amortization of unvested stock options assumed in the acquisition of Talus (see Note 8). Included in the first quarter of fiscal 2003 are non-recurring charges for purchased research and development related to the acquisition of WDS (see Note 12). Included in the third quarter of fiscal 2002 is the IRI settlement charge and the Converge, Inc. investment impairment (see Note 7 and 13).

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

To the Board of Directors and Stockholders of Manugistics Group, Inc.
Rockville, MD

     We have audited the consolidated financial statements of Manugistics Group, Inc. and its subsidiaries (the Company) as of February 28, 2003 and 2002, and for each of the three years in the period ended February 28, 2003, and have issued our report thereon dated March 27, 2003; (which report expresses an unqualified opinion and includes an explanatory paragraph referring to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Manugistics Group, Inc., listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, VA
March 27, 2003

S-1

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at	Charged to		Charged to	Balance at
	Beginning	Costs and		Other	End
	of Period	Expenses	Write-offs	Accounts (1)	of Period

Allowance for doubtful accounts
Year ended February 28, 2003	$8,308	$5,072	$(6,433)	$60	$7,007
Year ended February 28, 2002	5,604	7,096	(5,365)	973	8,308
Year ended February 28, 2001	1,875	7,448	(4,740)	1,021	5,604

(1)	Allowance for doubtful accounts assumed in acquisitions.

S-2