Form 10-Q
period 2003-05-31
MANUGISTICS GROUP INC
filed 2003-07-15
CIK 908440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

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

Yes ☑    No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70.2 million shares of common stock, $.002 par value, as of June 30, 2003.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) -
	May 31, 2003 and February 28, 2003	3
	Condensed Consolidated Statements of Operations (Unaudited) -	4
	Three months ended May 31, 2003 and 2002
	Condensed Consolidated Statements of Cash Flows (Unaudited) -	5
	Three months ended May 31, 2003 and 2002
	Notes to Condensed Consolidated Financial Statements	6
	(Unaudited) – May 31, 2003
Item 2	Management's Discussion and Analysis of Financial Condition	16
	and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risks	46
Item 4	Controls and Procedures	47
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	47
Item 5	Other Information	47
Item 6	Exhibits and Reports on Form 8-K	47
	SIGNATURES	48
	CERTIFICATIONS	50

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	May 31, 2003	February 28, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,593	$134,789
Marketable securities	781	2,946

Total cash, cash equivalents and marketable securities	143,374	137,735

Accounts receivable, net of allowance for doubtful accounts of $7,548 and $7,007 at May 31, 2003 and February 28, 2003, respectively	52,582	63,940
Other current assets	14,053	11,612

Total current assets	210,009	213,287
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	26,580	31,230
Software development costs, net of accumulated amortization	13,290	13,428
Restricted cash	4,014	12,980
Goodwill	187,630	187,438
Acquired technology, net of accumulated amortization	37,660	41,232
Customer relationships, net of accumulated amortization	19,653	20,657
Other intangibles and non-current assets, net of accumulated depreciation	8,992	9,121

TOTAL ASSETS	$507,828	$529,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,371	$9,738
Accrued compensation	6,462	7,156
Deferred revenue	40,751	43,388
Accrued restructuring	7,180	5,870
Other accrued liabilities	22,284	27,344

Total current liabilities	86,048	93,496

NON-CURRENT LIABILITIES:
Convertible debt	250,000	250,000
Long-term debt and capital leases	4,293	4,795
Accrued restructuring	11,286	8,350
Other non-current liabilities	544	650

Total non-current liabilities	266,123	263,795

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock, $.002 par value per share; 300,000 shares authorized; 70,114 and 70,104 issued and outstanding at May 31, 2003 and February 28, 2003, respectively	140	140
Additional paid-in capital	633,328	633,801
Deferred compensation	(1,755)	(3,094)
Accumulated other comprehensive gain (loss)	93	(1,087)
Accumulated deficit	(476,149)	(457,678)

Total stockholders’ equity	155,657	172,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$507,828	$529,373

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended May 31,

	2003	2002

REVENUE:
Software	$19,909	$24,516
Services	21,503	26,865
Support	21,469	20,209
Reimbursed expenses	2,760	3,010

Total revenue	65,641	74,600

OPERATING EXPENSES:
Cost of revenue:
Cost of software	4,416	6,238
Amortization of acquired technology	3,572	2,911

Total cost of software	7,988	9,149

Cost of services and support	23,512	25,821
Cost of reimbursed expenses	2,760	3,010
Non-cash stock compensation expense for cost of services and support	361	478

Total cost of services and support	26,633	29,309

Sales and marketing	16,849	30,978
Non-cash stock compensation expense for sales and marketing	208	387

Total cost of sales and marketing	17,057	31,365

Product development	11,293	17,532
Non-cash stock compensation expense for product development	48	86

Total cost of product development	11,341	17,618

General and administrative	6,349	7,190
Non-cash stock compensation expense for general and administrative	108	126

Total cost of general and administrative	6,457	7,316

Amortization of intangibles	1,004	852
Restructuring and impairment charges	10,137	—
Purchased research and development	—	3,800

Total operating expenses	80,617	99,409

LOSS FROM OPERATIONS	(14,976)	(24,809)
OTHER EXPENSE, NET	(3,296)	(2,193)

LOSS BEFORE INCOME TAXES	(18,272)	(27,002)
PROVISION FOR INCOME TAXES	199	79

NET LOSS	$(18,471)	$(27,081)

BASIC AND DILUTED LOSS PER SHARE	$(0.26)	$(0.39)
SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION	70,105	69,356

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended May 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,471)	$(27,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,435	10,598
Amortization of debt issuance costs	311	286
Restructuring and impairment charges	10,137	—
Purchased research and development	—	3,800
Deferred income taxes	—	(3)
Non-cash stock compensation expense	725	1,077
Other	25	92
Changes in assets and liabilities:
Accounts receivable	11,358	8,187
Other assets	(2,502)	1,657
Accounts payable	(367)	2,838
Accrued compensation	(694)	(5,730)
Other liabilities	(4,344)	(4,562)
Restructuring accrual	(3,205)	(344)
Deferred revenue	(2,637)	(1,539)

Net cash used in operating activities	(229)	(10,724)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(129)	(3,093)
Restricted cash	8,966	—
Sales and purchases of marketable securities, net	2,165	(8)
Purchases of property and equipment	(203)	(5,977)
Capitalization and purchases of software	(2,688)	(3,833)

Net cash provided by (used in) investing activities	8,111	(12,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(705)	(935)
Proceeds from exercise of stock options and employee stock plan purchases	27	3,346

Net cash (used in) provided by financing activities	(678)	2,411

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	600	1,125
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,804	(20,099)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,789	228,801

CASH AND CASH EQUIVALENTS, END OF PERIOD	$142,593	$208,702

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2003

1. The Company and Significant Accounting Policies

     The Company

     Manugistics Group, Inc. (the “Company”) is a leading global provider of supply chain and demand chain software. The Company also provides supplier relationship management and service & parts management software. The Company’s software helps companies lower operating costs, improve customer service, increase revenues, enhance profitability and accelerate revenue and earnings growth.

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim reporting and in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the periods presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 29, 2004.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 2003 included in the Annual Report on Form 10-K of the Company for that year filed with the Securities and Exchange Commission.

     Reclassification

     Certain prior year information has been reclassified to conform to the current year presentation.

2. New Accounting Pronouncements

     On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company believes the effect of adopting this statement will not have a material impact on its operating performance and financial position.

3. Stock-Based Compensation Plans & Employee Stock Option Exchange Program

     Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic value based method of accounting. If the Company accounted for its stock-based compensation plan using the fair value based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company’s net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

	Three Months Ended May 31,

	2003	2002

Net loss, as reported	$(18,471)	$(27,081)
Add: Stock-based compensation expense included in reported net loss, net of tax	725	1,077
Less: Stock-based compensation, net of tax (1)	1,757	(7,509)

Pro forma net loss	$(15,989)	$(33,513)

Basic and diluted loss per share, as reported	$(0.26)	$(0.39)
Basic and diluted loss per share, pro forma	$(0.23)	$(0.48)

(1) Includes the impact of stock option forfeitures related to employee terminations.

     Consistent with the Company’s accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited condensed consolidated financial statements, the Company has not provided a tax benefit or expense on the pro forma expense in the above table.

     During the three months ended May 31, 2003 and 2002, stock options granted had weighted average fair values of $1.94 and $11.23 per share, respectively, as calculated using the Black-Scholes option valuation model. The weighted average estimated fair value of the common stock purchase rights granted under the Purchase Plan during the three months ended May 31, 2003 and 2002, was $0.90 and $7.82 per share, respectively.

     The Company determined the assumptions used in computing the fair value of stock options and stock purchase plan shares by estimating the expected useful lives, giving consideration to the vesting and purchase periods, contractual lives, actual employee forfeitures, and the relationship between the exercise price and the fair market value of the Company’s common stock, among other factors. The risk-free interest rate is the U.S. Treasury bill rate for the relevant expected life. The fair value of stock options and stock purchase plan shares was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	OPTIONS		ESPP
	Three Months Ended May 31,		Three Months Ended May 31,

	2003	2002	2003	2002

Risk-free interest rate	2.26%	2.53%	1.45%	1.75%
Expected term	3.5 years	3.95 years	6 months	6 months
Volatility	1.17	1.01	.8814	.8705
Dividend Yield	0%	0%	0%	0%

     Employee Stock Option Exchange Program. On February 10, 2003, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company offered to exchange options to purchase an aggregate of approximately 6.1 million shares of Manugistics common stock held by eligible employees, vested or unvested, that have exercise prices equal to or greater than $7.0001 per share. All employees had the opportunity to exchange existing eligible options for a promise to grant new options at exchange ratios dependent on the exercise price of the exchanged options. Members of the Company’s Board of Directors, including the Company’s Chairman and Chief Executive Officer, were not eligible to participate in this program.

     On March 10, 2003, the Company announced that it had accepted for cancellation and exchange, options to purchase approximately 4.8 million shares of its common stock in exchange for new options to purchase approximately 1.5 million shares of its common stock, to be granted on September 16, 2003. As a result of voluntary and involuntary terminations since March 10, 2003, the promise to grant new options as of May 31, 2003 has declined to approximately 1.4 million shares of common stock. Any further terminations between May 31, 2003 and the grant date of September 16, 2003 will result in a further decline in the new option grants. The replacement options will have terms and conditions that are substantially the same as those of the cancelled options. The exercise price of the replacement options will be the greater of: a) the market value of the Company’s common stock on the date of grant or b) $2.30.

     Options cancelled in the exchange program and the new options will be treated as fixed option awards for accounting purposes as the new options will be granted six months and five days after the cancellation date and any options granted after August 9, 2002 (the “look-back” period) were required to be exchanged in order to participate in the program. Therefore, no compensation expense will be recorded as a result of the exchange program.

4. Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method, the effect of the assumed conversion of the Company’s convertible subordinated debt and the effect of the potential issuance of common stock in connection with acquisitions. The dilutive effect of options and warrants to acquire 33,000 shares and 5.2 million shares were excluded from the calculation of diluted net loss per share for the three month periods ended May 31, 2003 and May 31, 2002, respectively, because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for the three months ended May 31, 2003 and May 31, 2002 since it was anti-dilutive. The Company’s convertible debt may be exchanged for up to approximately 5.7 million shares of the Company’s common stock in future periods.

5. Commitments and Contingencies

     Legal Actions. The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of existing disputes or litigation will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. The Company has established accruals for losses related to such matters that are probable and reasonably estimable. However, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s operating performance and financial condition.

     Indemnification. The Company licenses software to its customers under contracts which the Company refers to as Software License Agreements (“SLA”). Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark or other proprietary right of a third party. The SLA generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and geography-based scope limitations and a right to replace an infringing product. If the Company cannot address the infringement by replacing the products or services, or modifying the products or services, the Company is allowed to cancel the software license and return the fees paid by the customer. The Company requires its employees to sign a proprietary information and inventions assignment agreement, which assigns the rights in its employees’ development work to the Company.

     To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of May 31, 2003. For several reasons, including the lack of prior indemnification claims and the lack of monetary liability limit for certain infringement cases under the SLAs, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s operating performance or financial condition.

     Product Warranty. The Company generally warrants its software products. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

6. Intangible Assets and Goodwill

     Acquisition-related intangible assets subject to amortization as of May 31, 2003 and February 28, 2003 were as follows (amounts in thousands):

		Accumulated
	Gross Assets	Amortization	Net Assets

May 31, 2003
Acquired technology	$65,520	$(27,860)	$37,660
Customer relationships	29,108	(9,455)	19,653

Total	$94,628	$(37,315)	$57,313

February 28, 2003
Acquired technology	$65,454	$(24,222)	$41,232
Customer relationships	29,012	(8,355)	20,657

Total	$94,466	$(32,577)	$61,889

     The change in the carrying amount of goodwill for the three months ended May 31, 2003 was as follows (amounts in thousands):

Net Assets

Balance as of February 28, 2003	$187,438
Foreign currency translation	192

Balance as of May 31, 2003	$187,630

     Amortization expense related to acquisition related intangible assets was $4.6 million and $3.8 million for the three months ended May 31, 2003 and 2002, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets remaining as of May 31, 2003 and future fiscal years is as follows (amounts in thousands):

	Nine Months Ending
	February 29,	Fiscal Year Ending February 28 or 29,

	2004	2005	2006	2007	2008	Thereafter	Total

Amortization expense	$13,636	$17,222	$10,759	$9,889	$4,727	$1,080	$57,313

7. Comprehensive Loss

     Other comprehensive income (losses) relates primarily to foreign currency translation income (losses) and unrealized gains (losses) on investments in marketable securities. The following table sets forth the comprehensive loss for the three-month periods ended May 31, 2003 and 2002 (amounts in thousands):

	Three Months Ended May 31,

	2003	2002

Net loss	$(18,471)	$(27,081)
Other comprehensive income	1,180	1,325

Total comprehensive loss	$(17,291)	$(25,756)

8. Restructuring

     Fiscal 2004 Restructuring and Other Impairment Charges.

     Plan FY04 Q1 Restructuring and Other Impairment Charges (“Plan FY04 Q1”). During the three months ended May 31, 2003, the Company announced and implemented a restructuring plan designed to further align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 8%, further consolidation of our U.S. product development functions to our corporate headquarters in Rockville, Maryland, further reduced discretionary spending and lease terminations. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 94 employees, 72 of which were involuntary, across most business functions and geographic regions. Involuntary terminations by geographic region included 66 in the U.S., 3 in Mexico, 2 in Canada and 1 in Japan. All terminated employees were notified by May 31, 2003 and were not required to render service to the Company beyond the earlier of their termination date or minimum retention period of 60 days (as defined by SFAS 146). The Company recorded a facility charge of approximately $5.9 million during the three months ended May 31, 2003, related to the Company vacating and expected sublease of approximately 26% of its corporate headquarters building in Rockville, Maryland, as well as further reductions of office space in San Carlos, California; Atlanta, Georgia; Irving, Texas and Detroit, Michigan. These costs include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space.

     In accordance with SFAS 144, the Company recorded a write-down relating to the restructuring of approximately $3.2 million during the three months ended May 31, 2003. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to permanently vacating office space in the previously mentioned facilities.

     The following table sets forth a summary of Plan FY04 Q1 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of May 31, 2003 (in thousands):

				Non-cash activity
				disposal
		Charges in three	Utilization of cash	losses in three
	Balance as of Feb	months ended May	in three months	months ended May	Balance as of May
Plan FY04 Q1	28, 2003	31, 2003	ended May 31, 2003	31, 2003	31, 2003

Lease obligations and terminations	$—	$5,858	$(169)	$—	$5,689
Severance and related benefits	—	1,348	(706)	—	642
Impairment charges and write-downs	—	3,190	—	(3,190)	—

Subtotal	$—	$10,396	$(875)	$(3,190)	6,331

Reclassification of deferred rent					504

Total					$6,835

     Fiscal 2003 Restructuring and Other Impairment Charges.

     Plan FY03 Q4 Restructuring Charges (“Plan FY03 Q4”). During the three months ended February 28, 2003, the Company announced and implemented an additional restructuring plan designed to further align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 10%, consolidation of most of our U.S. product development functions to our corporate headquarters in Rockville, Maryland, further reduced discretionary spending and lease termination costs. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 123 employees, 76 of which were involuntary, across most business functions and geographic regions. Involuntary terminations by geographic region included 68 in the U.S., 7 in Europe and 1 in Canada. All terminated employees were notified by February 28, 2003 and were not required to render service to the Company beyond the earlier of their termination date or minimum retention period of 60 days (as defined by SFAS 146). The Company recorded a charge for severance and related benefits of approximately $1.4 million during the three months ended February 28, 2003. The Company also recorded a facility charge of approximately $0.4 million during the three months ended February 28, 2003, related to closure of the Milan, Italy office and the expected loss of sublease rental income from a previously closed office in London, England. These costs include management’s best estimates of expected sublease income.

The Company also recorded other charges of approximately $0.2 million related to relocation costs during the three months ended February 28, 2003. During the three months ended May 31, 2003, the Company incurred charges of approximately $0.2 million related to our initiative in the three months ended February 28, 2003 to relocate certain employees under the consolidation of our U.S. product development functions.

     The following table sets forth a summary of Plan FY03 Q4 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of May 31, 2003 (in thousands):

		Adjustments to Plan
		FY03 Q4 charges in	Utilization of cash
	Balance as of Feb	three months ended	in three months	Balance as of May
Plan FY03 Q4	28, 2003	May 31, 2003	ended May 31, 2003	31, 2003

Lease obligations and terminations	$267	$—	$(147)	$120
Severance and related benefits	1,061	60	(780)	341
Other	187	176	(363)	—

Total	$1,515	$236	$(1,290)	$461

     Plan FY03 Q3 Restructuring Charges (“Plan FY03 Q3”). During the three months ended November 30, 2002, the Company announced and implemented an additional restructuring plan designed to further align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 12%, a reduction in contractors, further reductions in discretionary spending, the planned closure of our office in Ratingen, Germany and relocation of our German operations to Munich and reduction of office space in London, England and San Carlos, California. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 163 employees, 144 of which were involuntary, across most business functions and geographic regions. Terminations by geographic region included 96 in the U.S., 42 in Europe, 3 in Asia-Pacific, 2 in Canada and 1 in Mexico. All terminated employees were notified by November 30, 2002. The Company recorded a charge for severance and related benefits of approximately $3.6 million during the three months ended November 30, 2002. The Company also recorded a facility charge of approximately $3.3 million during the three months ended November 30, 2002, related to the planned abandonment of leased office space in Ratingen, Germany and the reduction of office space in London, England and San Carlos, California. These costs include management’s best estimates of expected sublease income. The Company also recorded other charges of approximately $0.3 million related to contract termination costs during the three months ended November 30, 2002. During the three months ended May 31, 2003, the Company recorded an adjustment to facility charges of approximately $(0.4) million. The adjustment represented management’s best estimate of the likely outcome of recent negotiations to sublease abandoned leased office space in San Carlos, California.

     In accordance with SFAS 144, the Company recorded a write-down relating to the restructuring of approximately $1.0 million during the three months ended November 30, 2002. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the closure of certain facilities.

     The following table sets forth a summary of Plan FY03 Q3 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of May 31, 2003 (in thousands):

		Adjustments to Plan
		FY03 Q3 charges in	Utilization of cash
	Balance as of Feb	three months ended	in three months	Balance as of May
Plan FY03 Q3	28, 2003	May 31, 2003	ended May 31, 2003	31, 2003

Lease obligations and terminations	$3,162	$(380)	$(422)	$2,360
Severance and related benefits	1,011	(56)	(137)	818
Other	20	—	(20)	—

Total	$4,193	$(436)	$(579)	$3,178

     Plan FY03 Q2 Restructuring Charges (“Plan FY03 Q2”). During the three months ended August 31, 2002, the Company announced and implemented a restructuring plan designed to futher align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 9%, a reduction in the number of contractors, reductions in discretionary spending and the closure of our remaining office space in Denver, Colorado and reduction of office space in Atlanta, Georgia and Chicago, Illinois. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 123 employees across most business functions and geographic regions. Terminations by geographic region included 83 in the U.S., 37 in Europe, 2 in Mexico and 1 in Canada. All terminated employees were notified by August 31, 2002. The Company recorded a charge for severance and related benefits of approximately $2.8 million during the three months ended August 31, 2002. The Company also recorded a facility charge of approximately $4.9 million during the three months ended August 31, 2002, related to the abandonment of leased office space in Denver and the reduction of office space in Atlanta, offset by a credit of approximately $0.7 million related to the reduction of a previously recorded office space liability assumed as part of the Talus Solutions, Inc. (“Talus”) acquisition where the landlord subsequently agreed to reduce the remaining office space and lease obligation held by the Company. These costs include management’s best estimates of expected sublease income. The Company also recorded a charge of approximately $0.3 million during the three months ended August 31, 2002, related to contract termination costs.

     In accordance with SFAS 144, the Company recorded a write-down relating to the restructuring of approximately $0.2 million during the three months ended August 31, 2002. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the closure of certain facilities.

     Plan FY03 Q2 Other Impairment Charges. In accordance with SFAS 144, the Company recorded an impairment charge of approximately $1.2 million during the three months ended August 31, 2002 related to the discontinued use of a portion of the Company’s sales force automation software, which is being replaced with another tool. The remaining net book value at August 31, 2002 of $0.7 million is being amortized over its remaining useful life of approximately one year.

     The following table sets forth a summary of Plan FY03 Q2 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of May 31, 2003, (in thousands):

		Utilization of cash
	Balance as of Feb	in three months	Balance as of May
Plan FY03 Q2	28, 2003	ended May 31, 2003	31, 2003

Lease obligations and terminations	$4,016	$(220)	$3,796
Severance and related benefits	165	—	165

Total	$4,181	$(220)	$3,961

     Fiscal 2002 Restructuring Charges.

     Plan FY02 Restructuring Charges (“Plan FY02”). During fiscal 2002, the Company adopted two restructuring plans in order to (i) centralize certain of its product development functions in Rockville, Maryland from other locations in North America; and (ii) reduce expenses as a result of expected reduction in revenue caused by client concerns about committing to large capital projects in the face of weakening global economic conditions. Implementation of these plans resulted in facility charges of approximately $3.7 million related to the closure and abandonment of leased office space, a charge for severance and related benefits of approximately $2.3 million related to the involuntary termination of 163 employees across most business functions and geographic regions, a charge of approximately $0.5 million related to the relocation of 10 employees and an impairment charge of approximately $0.1 million related to the closure and abandonment of certain leased facilities.

     The following table sets forth a summary of Plan FY02 restructuring charges, payments made against those charges and the remaining liabilities as of May 31, 2003 (in thousands):

		Adjustments to Plan	Utilization of cash
		FY02 charges in	in three months
	Balance as of Feb	three months ended	ended	Balance as of
Plan FY02	28, 2003	May 31, 2003	May 31, 2003	May 31, 2003

Lease obligations and terminations	$1,016	$—	$(1)	$1,015
Severance and related benefits	59	(59)	—	—

Total	$1,075	$(59)	$(1)	$1,015

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

     The following table sets forth a summary of Plan FY99 restructuring charges, payments made against those charges and the remaining liabilities as of May 31, 2003 (in thousands):

		Utilization of cash
		in three months
	Balance as of Feb	ended	Balance as of May
Plan FY99	28, 2003	May 31, 2003	31, 2003

Lease obligations and terminations	$3,176	$(218)	$2,958
Other	80	(22)	58

Total	$3,256	$(240)	$3,016

     Summary of Total Restructuring and Other Impairment Charges.

     The following table sets forth a summary of total restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of May 31, 2003 (in thousands):

		Charges and		Non-cash activity
		adjustments to	Utilization of cash	disposal
		charges in three	in three months	losses in three
All Plans	Balance as of	months ended	ended	months ended	Balance as of May
	Feb 28, 2003	May 31, 2003	May 31, 2003	May 31, 2003	31, 2003

Lease obligations and terminations	$11,637	$5,478	$(1,177)	$—	$15,938	(1)
Severance and related benefits	2,296	1,293	(1,623)	—	1,966
Impairment charges and write-downs	—	3,190	—	(3,190)	—
Other	287	176	(405)	—	58

Subtotal	$14,220	$10,137	$(3,205)	$(3,190)	17,962

Reclassification of deferred rent					504

Total					$18,466

(1)	Certain accrued lease obligations extend through fiscal year 2009.

9. Income Taxes

     Income tax expense of $199,000 was recorded for the three-month period ended May 31, 2003. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Management assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, it establishes a valuation allowance. The Company considers historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if management determines that the amount to be realized is greater or less than the valuation allowance recorded. Based on various factors, including our cumulative losses for fiscal 2001, 2002 and

2003 when adjusted for non-recurring items, the size of the Company’s loss for fiscal 2003 and estimates of future profitability, management has concluded that future taxable income will, more likely than not, be insufficient to recover its net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of the Company’s deferred tax assets, management recorded a valuation allowance for the full amount of its net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the fiscal year ended February 28, 2003. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

10. Credit Facility and Restricted Cash

     The Company has a one year unsecured revolving credit facility with Silicon Valley Bank (“SVB”) for $20.0 million which will expire on January 31, 2004 unless renewed. Under the terms of this credit facility, the Company may request cash advances, letters of credit, or both. The credit facility requires the Company to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be greater than $130.0 million as of May 31, 2003 and August 31, 2003 and greater than $120.0 million for all quarters thereafter; and (ii) a ratio of (a) cash and cash equivalents deposited with SVB and its affiliates plus accounts receivable to (b) current liabilities plus, long term indebtedness to SVB and outstanding letters of credit minus deferred revenue of at least 2.0 to 1.0.

     In addition, the SVB credit facility requires the Company to maintain $70.0 million in funds with SVB and its affiliates. The credit facility also restricts the amount of additional debt the Company can incur and restricts the amount of cash that the Company can use for acquisitions and for the repurchase of convertible debt. Under the terms of the SVB credit facility, the Company retains the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the credit facility, SVB has the right to obtain a lien on all of the Company’s assets, other than intellectual property, upon an occurrence of default, unless the Company terminates the facility as provided above. The credit facility also provides that, upon an event of default, the Company is prohibited from paying a cash dividend to its shareholders. As of May 31, 2003, the Company had $10.5 million in letters of credit outstanding under this line to secure its lease obligations for office space. The Company was in compliance with all financial covenants as of May 31, 2003.

     Prior to entering into the credit facility agreement with SVB, the Company had a credit facility agreement with Bank of America (“BOA”) that expired on February 26, 2003. As of May 31, 2003, the Company had $4.0 million in a letter of credit outstanding with BOA which was fully collateralized. The cash collateral is presented as restricted cash in the condensed consolidated balance sheet as of May 31, 2003. The cash restriction with BOA will be eliminated once the remaining outstanding letter of credit has been transferred to SVB. Approximately $9.0 million of BOA letters of credit were transferred to SVB during the three months ended May 31, 2003 and those related cash restrictions have been eliminated. The Company is in the process of transferring the remaining outstanding letter of credit to SVB.

     The Company has an additional credit agreement with SVB, as amended, under which the Company was able to borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to the greater of the three year treasury note rate plus 5% or 8.25%, and are repaid monthly over a 36 month period. During fiscal 2003, the Company borrowed $2.9 million under this credit facility. The facility allowed for borrowings through March 31, 2003. The Company was in compliance with all financial covenants as of May 31, 2003.

11. Supplemental Cash Flow Information

     Total interest paid by the Company for the three months ended May 31, 2003 and 2002 was $6.5 million and $6.3 million, respectively.

     Supplemental information of non-cash financing activities is as follows:

•	The Company recorded approximately $5.1 million in capital leases during the three months ended May 31, 2002.

12. Subsequent Events

     On June 13, 2003, the Company’s Board of Directors approved an amendment to the 1998 stock option plan of the Company allowing for the issuance of up to 2.0 million shares of restricted stock, which is subject to shareholder approval at the Company’s Annual Meeting on July 29, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward- Looking Statements:

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report. The discussion and analysis contain forward-looking statements which are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made elsewhere in this report as a result of specified factors, including those set forth under the caption “Factors that May Affect Future Results.”

Overview:

     We are a leading global provider of supply and demand chain software. We also provide software for supplier relationship management and service & parts management. We have a solutions-based approach to client delivery – selling configured sets of our software products that address the specific supply and demand chain business processes that our clients want to improve. Our software helps companies lower operating costs, improve customer service, increase revenue, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our Enterprise Profit Optimization™ solutions, which combine the proven cost-reducing power of our supply chain management software solutions with the revenue-enhancing capability of demand and revenue management software, provide additional benefits by providing businesses with the ability to simultaneously optimize cost and revenue to enhance profitability on an enterprise-wide basis. These solutions integrate pricing, forecasting, and operational planning and execution to help companies enhance margins across their enterprises and extended trading networks.

     Our supply chain management software helps companies plan, optimize and execute their supply chain processes. These processes include manufacturing, distribution and service operations and collaboration with a company’s extended trading network of suppliers and customers. Our demand and revenue management software helps optimize a company’s demand chain, including pricing and promotions to all customers through all channels, with the aim of balancing the trade-offs between profitability and other strategic objectives such as market share. Our supplier relationship management software helps improve the activities required to design, source, and procure goods and to collaborate more effectively with key suppliers of direct materials. Our service & parts management solutions help companies optimize and manage their service and parts operations by effectively planning and scheduling maintenance programs, parts, materials, tools, manpower and repair facilities to profitably provide the highest levels of customer service. We also provide strategic consulting, implementation and customer support services to our clients as part of our overall solution.

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

     During fiscal 2002 and fiscal 2003, we faced new challenges in our ability to stabilize revenue and operating performance and to expand market share as the progressive weakening of global economic conditions resulted in a deterioration in the markets for our products and services. The weak macroeconomic environment over this time included a recession in the United States economy that was fueled by substantial reductions in capital spending by corporations world-wide, especially spending on information technology. We believe that the primary reasons for the decrease in information technology spending in fiscal 2002 and 2003 related to concerns of our clients and prospects about committing to large capital projects in the face of uncertain global economic conditions and the impact of these conditions on their respective businesses. As a result, organizations intensified their efforts to identify and realize potential cost savings, in part, by restricting their software procurement to well-defined current needs. In addition, in the years preceding the global economic slowdown, many corporations made capital expenditures in anticipation of future growth that did not materialize, thereby reducing their capital expenditure needs in our fiscal 2002 and fiscal 2003 years.

     In response to these weak economic conditions, we enacted a number of cost containment and cost reduction measures during fiscal 2003 to better align our cost structure with expected revenue, including:

•	we reduced our employee workforce by 26% across the organization, from 1,529 employees at May 31, 2002 to 1,133 employees at February 28, 2003;

•	we implemented a mandatory unpaid leave program for all U.S. employees during the first week in July and September of fiscal 2003 and a voluntary week of unpaid leave during our second and third quarters of fiscal 2003 for our European employees;

•	we reduced our office space; and

•	we continued to shift a significant amount of our development work to third party contractors at our product development facilities in India in order to take advantage of cost efficiencies associated with India’s lower wage scale. At February 28, 2003, 83, or 73.5%, of our total product development contractors were based in India as compared to 55, or 39.0%, at February 28, 2002.

     As we entered into fiscal 2004, market conditions continued to be challenging. Geopolitical concerns and uncertainties, such as the war on terrorism, the events leading up to, and the subsequent war with Iraq and other hostilities in various parts of the world, as well as an unclear global economic picture, continue to influence corporations’ willingness to make significant capital expenditures. Demand for our demand and revenue management and our supplier relationship management products has been more severely impacted than our supply chain management and service & parts management products for which there are more mature markets. Although our markets in most industries and geographies have deteriorated, industries most severely impacted include, among others, manufacturing, chemical & energy, high technology and travel, transportation & hospitality. Industries less affected include government, aerospace & defense, automotive, consumer packaged goods, food & beverage, life sciences and retail, as consumer spending, especially in the United States, has remained relatively stable. Our clients and prospects in these markets have continued to invest in application software, including our offerings, although at reduced levels in most cases. Customers are generally licensing fewer software modules than in past years. We have not lost any major customers or contracts in recent quarters that have negatively impacted revenue.

     Our cost containment and cost reduction measures enacted in fiscal 2003 have lessened the adverse impact on our financial performance resulting from declining revenue as a result of sustained depressed levels of capital spending on information technology. Although total revenues decreased 12%, or $9.0 million, in our first quarter of fiscal 2004 as compared to the same period in fiscal 2003, our aggregate cost of software, cost of services and support, cost of reimbursed expenses, cost of sales and marketing, product development and general and administrative expenses, excluding amortization of acquired technology and non-cash stock compensation expense, decreased 28.2%, or $25.6 million, over the same period. Other positive achievements during the first quarter of fiscal 2004 include:

•	two consecutive quarters of sequential growth in software revenue, total revenue and average selling price (“ASP”) of software licenses;

•	stabilization of our cash position due to a decrease in our aggregate cost of software, cost of services and support, cost of reimbursed expenses, cost of sales and marketing, product development and general and administrative expenses and strong collection efforts; and

•	the successful release of version 7.1 of our software products.

     During the quarter ended May 31, 2003, our software revenue and total revenue mix by geographic region (Americas, Europe and Asia-Pacific) was consistent with our experience in fiscal 2003. Within the Americas region, a significant portion of our software revenue was derived from our government, aerospace & defense (“GAD”) customers, offsetting softness in the remainder of the Americas. We received the final installment under a large multi-year government contract during the quarter ended May 31, 2003.

     The following table shows the number of significant software transactions, software transactions greater than $1.0 million and ASP for the past five fiscal quarters (ASP in thousands):

	Significant	Software
	Software	Transactions $1.0
Quarter Ended	Transactions (1)	Million or Greater	ASP

May 31, 2002	21	8	$1,101
August 31, 2002	27	4	614
November 30, 2002	22	3	596
February 28, 2003	19	4	896
May 31, 2003	14	5	1,279

(1)	Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

     We expect our ASP for software license transactions to decline in future quarters from the level achieved in the quarter ended May 31, 2003 as a result of lower concentration of software revenue from the GAD sector in future quarters. Software license transactions in the GAD sector tend to be larger in size than other market sectors due to the relative size of the customers and scope of use. We also expect the number of significant software transactions to increase in our quarter ending August 31, 2003 from 14 in the quarter ended May 31, 2003 based on recent sales activity. See “Forward Looking Statements” and “Factors that May Affect Future Results.”

     During the quarter ended May 31, 2003, we announced and implemented a restructuring plan designed to further align our cost structure with expected revenue, since we expect market conditions will continue to be challenging for us during our second quarter of fiscal 2004 and possibly beyond. Actions taken included a reduction in the Company’s employee workforce of approximately 8%, the vacating and expected sublease of approximately 26% of our corporate headquarters space for an amount less than our current rent obligation, the further consolidation of our U.S. product development functions to our corporate headquarters in Rockville, MD, further reduced discretionary spending and lease terminations.

     As a result of these measures and continued cost containment efforts, we expect our aggregate cost of software, cost of services and support, cost of reimbursed expenses, sales and marketing, product development and general and administrative expenses, excluding amortization of acquired technology and non-cash stock compensation expense to decrease 6% from $65.2 million in the quarter ended May 31, 2003 to approximately $61.0 million in our second quarter of fiscal 2004. We also expect our total revenue to decrease from $65.6 million in the quarter ended May 31, 2003 by a similar percentage in our second quarter of fiscal 2004. See “Forward Looking Statements” and “Factors that May Affect Future Results.”

     The following table includes the condensed consolidated statements of operations data for the three months ended May 31, 2003 and 2002 expressed as a percentage of revenue:

	Three Months Ended May 31,

	2003	2002

REVENUE:
Software	30.3%	32.9%
Services	32.8%	36.0%
Support	32.7%	27.1%
Reimbursed expenses	4.2%	4.0%

Total revenue	100.0%	100.0%

	Three Months Ended May 31,

	2003	2002

OPERATING EXPENSES:
Cost of software	6.7%	8.4%
Amortization of acquired technology	5.4%	3.9%
Cost of services and support	35.8%	34.6%
Cost of reimbursed expenses	4.2%	4.0%
Sales and marketing	25.7%	41.5%
Product development	17.2%	23.5%
General and administrative	9.7%	9.6%
Amortization of intangibles	1.5%	1.1%
Restructuring and impairment charges	15.4%	—
Purchased research and development	—	5.1%
Non-cash stock compensation expense	1.1%	1.4%

Total operating expenses	122.8%	133.3%

Loss from operations	(22.8)%	(33.3)%
Other expense, net	(5.0)%	(2.9)%

Loss before income taxes	(27.8%)	(36.2%)
Provision for income taxes	0.3%	0.1%

Net loss	(28.1)%	(36.3)%

     The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation expense as follows (in thousands):

	Three Months Ended May 31,

	2003	2002

Cost of services and support	$361	$478
Sales and marketing	208	387
Product development	48	86
General and administrative	108	126

	$725	$1,077

See “Non-Cash Stock Compensation Expense” for further detail.

Use of Estimates and Critical Accounting Policies:

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

     We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, allowance for doubtful accounts, capitalized software, valuation of long-lived assets, including intangible assets and impairment review of goodwill, income taxes and restructuring-related expenses. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the audited financial statements and notes included in the Annual Report on Form 10-K of the Company for the fiscal year ended February 28, 2003 for further discussion of our accounting policies.

Revenue Recognition and Deferred Revenue

     Our revenue consists of software license revenue, services revenue, support revenue and reimbursed expenses. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9"),” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition.” Software license revenue, services revenue and support revenue are generally recognized when the four basic criteria of SOP 97-2 and SAB 101 are met as follows:

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

Allowance for Doubtful Accounts

     For each of the three years in the period ended February 28, 2003, our provision for doubtful accounts has ranged between approximately 1.9% and 2.7% of total revenue. We initially record the provision for doubtful accounts based on our historical experience of write-offs and adjust our allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, our historical write-off experience, the credit-worthiness of the customer, the economic conditions of the customer’s industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. Based on our total revenue reported for the quarter ended May 31, 2003, our provision for doubtful accounts would change by approximately $2.6 million annually for a 1% change in proportion of total revenue. The provision for doubtful accounts is included in sales and marketing expense (for software license receivables) and cost of services and support (for services and support fees receivable), in the condensed consolidated statement of operations.

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

     In future periods, if we determine that technological feasibility occurs at a later date, such as coincident with general product release to clients, we may not capitalize any software development costs. This would increase our reported operating expenses in the short-term by the amounts we do not capitalize, which have ranged between $2.1 million and $3.6 million per quarter during fiscal 2001, fiscal 2002 and fiscal 2003, and for the three months ended May 31, 2003. The estimated economic life of our capitalized software development costs is subject to change in future periods based on our experience with the length of time our products or enhancements are being or are expected to be used. A change in the expected economic life of our capitalized software development costs of six months would change our quarterly operating expenses by approximately $(0.4) million to $0.7 million.

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

     As of May 31, 2003 our net book value of long-lived assets consisted of the following (in thousands):

Property and equipment	$26,580
Software development costs	13,290
Software developed for internal use	2,540
Goodwill	187,630
Acquired technology	37,660
Customer relationships	19,653

Total	$287,353

     The estimated economic useful lives of our long-lived and intangible assets are subject to change in future periods based upon the intended use of the asset or period of time revenues are expected to be generated. We test goodwill for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce our implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) below our carrying value. Please see “Factors That May Affect Future Results – Risks Related to Our Business.” We performed impairment reviews during our second and third quarters of fiscal 2003 due to a decrease in market capitalization, and no impairment losses were recognized.

     We performed another test for goodwill impairment as of February 28, 2003, our annual date for goodwill impairment review, and determined that our implied fair value was less than stockholders’ equity, including goodwill, an indication that goodwill may be impaired. Therefore, we performed the second step of the goodwill impairment test. As a result, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. The goodwill impairment loss was determined by calculating the difference between: a) our implied fair value as of February 28, 2003 less the fair value of our net assets and b) the carrying value of goodwill. The fair value of the identifiable intangible assets of the Company were determined by an independent valuation. Our implied fair value was estimated based on the closing quoted market price of our common stock on February 28, 2003 multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if we were 100% owned by a single stockholder. The implied control premium used for purposes of measuring the implied fair value of the Company was determined by review of the premiums paid by other companies in past public technology and software acquisitions.

     Determining the implied fair value of goodwill involves judgments as to when an impairment may exist, as well as estimates used to compute the implied fair value. If the estimates used to calculate the implied fair value of goodwill were to change such that the fair value dropped below stockholders’ equity, this could result in an impairment charge for some or all of our goodwill balance in future periods.

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

     Also, as part of the process of preparing our consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our overall income tax expense. This process involves estimating our current tax liabilities in each jurisdiction in which we operate.

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

     Prior to December 31, 2002, we accounted for the costs associated with the reduction of our workforce in accordance with Emerging Issues Task Force No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). Accordingly, we recorded the liability related to involuntary termination costs when the following conditions were met: (i) management with the appropriate level of authority approved a termination plan that committed us to such plan and established the benefits the employees would receive upon termination; (ii) the benefit arrangement was communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identified the number of employees to be terminated, their locations, and their job classifications; and (iv) the period of time to implement the plan did not indicate changes to the plan were likely. The termination costs we record are not associated with, nor do they benefit, continuing activities. Prior to December 31, 2002, we accounted for lease termination costs in accordance with EITF 94-3. Accordingly, we recorded the costs associated with lease termination, abandonment or both when the following conditions were met: (i) management with the appropriate level of authority approved a termination plan that committed us to such plan; (ii) the plan specifically identified all activities that would not to be continued, including the method of disposition and location of those activities, and the expected date of completion; (iii) the period of time to implement the plan does not indicate changes to the plan were likely; and (iv) the leased property had no substantive future use or benefit to us. We recorded the liability associated with lease termination, abandonment or both as the sum of the total remaining lease costs and related exit costs, less probable sublease income or the expected lease termination fees or penalties. We accounted for costs related to long-lived assets abandoned in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) and, accordingly, charged to expense the net carrying value of the long-lived assets when we ceased to use the assets.

     We adopted Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) on January 1, 2003. SFAS 146 nullifies EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 and also establishes that fair value is the objective for initial measurement of the liability. Accordingly, for exit or disposal activities undertaken after December 31, 2002, we recorded the liability related to involuntary termination costs, lease costs, abandonment costs or both and relocation costs as they were incurred.

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

     Stock-Based Compensation Plans

     Stock-Based Compensation Plans. We account for our stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic value based method of accounting. If we account for our stock-based compensation plan using the fair value based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” our net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

	Three Months Ended May 31,

	2003	2002

Net loss, as reported	$(18,471)	$(27,081)
Add: Stock-based compensation expense included in reported net loss, net of tax	725	1,077
Less: Stock-based compensation, net of tax (1)	1,757	(7,509)

Pro forma net loss	$(15,989)	$(33,513)

Basic and diluted loss per share, as reported	$(0.26)	$(0.39)
Basic and diluted loss per share, pro forma	$(0.23)	$(0.48)

(1) Includes the impact of stock option forfeitures related to employee resignations.

     Consistent with our accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited condensed consolidated financial statements, we have not provided a tax benefit or expense on the pro forma expense in the above table.

     During the three months ended May 31, 2003 and 2002, stock options granted had weighted average fair values of $1.94 and $11.23 per share, respectively, as calculated using the Black-Scholes option valuation model. The weighted average estimated fair value of the common stock purchase rights granted under the Purchase Plan during the three months ended May 31, 2003 and 2002, was $0.90 and $7.82 per share, respectively.

     We determined the assumptions used in computing the fair value of stock options and stock purchase plan shares by estimating the expected useful lives, giving consideration to the vesting and purchase periods, contractual lives, actual employee forfeitures, and the relationship between the exercise price and the fair market value of our common stock, among other factors. The risk-free interest rate is the U.S. Treasury bill rate for the relevant expected life. The fair value of stock options and stock purchase plan shares was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	OPTIONS		ESPP
	Three Months Ended May 31,		Three Months Ended May 31,

	2003	2002	2003	2002
Risk-free interest rate	2.26%	2.53%	1.45%	1.75%
Expected term	3.5 years	3.95 years	6 months	6 months
Volatility	1.17	1.01	.8814	.8705
Dividend Yield	0%	0%	0%	0%

Results of Operations:

Revenue:

     Software Revenue. Software revenue decreased 18.8%, or $4.6 million, during the three months ended May 31, 2003 compared to the same period in 2002. The decrease in software revenue and software revenue as a percentage of total revenue was due to continued weakness of the global economy and geopolitical uncertainties and the related decline in spending for enterprise application software. This resulted in a decrease in the number of significant software license transactions consummated. ASP increased compared to the same period in 2002.

     The following table summarizes significant software transactions consummated during the three months ended May 31, 2003 and May 31, 2002:

	Three Months Ended May 31,

Significant Software Transactions (1)	2003	2002

Number of transactions $100,000 to $999,999	9	13
Number of transactions $1.0 million and greater	5	8

Total number of transactions	14	21

Average selling price (in thousands)	$1,279	$1,101

(1)	Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

     We believe the reduction in software transactions of $1.0 million or greater during the three months ended May 31, 2003 is primarily the result of companies becoming more cautious and deliberate regarding commitments to large capital expenditures due to the uncertain global economic conditions. For more details on our software revenue during the three months ended May 31, 2003, see “Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

     Services Revenue. Services revenue decreased 20.0%, or $5.4 million, during the three months ended May 31, 2003 compared to the same period in 2002. The decrease in services revenue during the three months ended May 31, 2002 was the result of the decrease in the number of completed software license transactions in fiscal 2002, fiscal 2003 and the quarter ended May 31, 2003 and resulting lower demand for implementation services and, to some extent, pricing pressure. As a result of these factors, we believe that services revenue in fiscal 2004 will be lower than fiscal 2003. Services revenue tends to track software license revenue in prior periods. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

     Support Revenue. Support revenue increased 6.2%, or $1.3 million, during the three months ended May 31, 2003 compared to the same period in 2002. The increase in support revenue during the three months ended May 31, 2003 was due to the increase in the base of clients that have licensed our software products and entered into annual support arrangements coupled with renewals of annual support agreements by our existing client base. In the past, we have experienced high rates of renewed annual support contracts. There can be no assurance that our historical renewal rate will continue. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

     International Revenue. We market and sell our software and services internationally, primarily in Europe, Asia, Canada and Central and South America. Revenue outside of the United States increased 11.9%, or $2.0 million, to $18.5 million during the three months ended May 31, 2003 compared to the three months ended May 31, 2002. Revenue outside of the United States as a percentage of total revenue was 28.2% and 22.1% during the three months ended May 31, 2003 and 2002, respectively. The increase in this revenue was due to an increase in the base of our international clients that have licensed our software products and entered into annual support arrangements coupled with renewals of annual support agreements by our existing base of international clients and from our efforts to expand our presence and selling efforts outside of the United States.

Operating Expenses:

     Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three months ended May 31, 2003 and 2002 (in thousands):

	Three Months Ended May 31,

	2003	2002

Amortization of capitalized software	$2,433	$3,598
Percentage of software revenue	12.2%	14.7%
Other costs of software	1,983	2,640
Percentage of software revenue	10.0%	10.8%

Total cost of software	$4,416	$6,238
Percentage of software revenue	22.2%	25.4%

     The decrease in cost of software during the three months ended May 31, 2003 compared to the same period in 2002 was the result of decreased amortization of capitalized software and decreased royalty fees due to lower software revenue. Amortization of capitalized software development costs does not vary with software revenue.

     Amortization of Acquired Technology. In connection with our acquisitions of the assets and business of Western Data Systems of Nevada (“WDS”) and Digital Freight Exchange, Inc. (“DFE”) in fiscal 2003 and certain previous acquisitions, we acquired developed technology that we offer as part of our integrated solutions. Acquired technology is amortized over periods ranging from four to six years. We expect annual amortization of acquired technology to be approximately $14.2 million in fiscal 2004.

     Cost of Services and Support. Cost of services and support includes primarily personnel and third party contractor costs. Cost of services and support as a percentage of related revenue was 54.7% and 54.9% in the three months ended May 31, 2003 and 2002, respectively. Cost of services and support decreased 8.9%, or $2.3 million, during the three months ended May 31, 2003 compared to the same period in 2002. The decrease in cost of services and support was attributable to an overall decrease in the average number of services and support employees to 400 during the three months ended May 31, 2003 compared to 460 in the same period of fiscal 2003. This was the result of the implementation of our cost containment and cost reduction initiatives in our last three quarters of fiscal 2003 and our first quarter of fiscal 2004.

     Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased 45.6%, or $14.1 million, during the three months ended May 31, 2003 compared to the same period in 2002. The decrease during the three months ended May 31, 2003 was due to:

•	An overall decrease in the average number of sales, marketing and business development employees to 233 during the three months ended May 31, 2003 compared to 388 in the same period of fiscal 2003.This was the result of cost containment and cost reduction measures implemented in our last three quarters of fiscal 2003 and our first quarter of fiscal 2004; and

•	A decrease in promotional spending, travel, advertising and public relations spending resulting from cost containment and cost reduction measures implemented in fiscal 2003 and our first quarter fiscal 2004 . Contributing to this decrease was our annual United States user conference called enVISION being held in our first quarter of fiscal 2003. enVISION2003 will be held in our third quarter of fiscal 2004.

     Product Development. Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third party contractors. The following table sets forth product development costs for the three months ended May 31, 2003 and 2002 (in thousands):

	Three Months Ended May 31,

	2003	2002

Gross product development costs	$13,608	$21,120
Percentage of total revenue	20.7%	28.3%
Less: Capitalized product development costs	2,315	3,588
Percentage of total revenue	3.5%	4.8%

Product development costs, as reported	$11,293	$17,532
Percentage of total revenue	17.2%	23.5%

     Gross product development costs decreased 35.6%, or $7.5 million, during the three months ended May 31, 2003 compared to the same period in 2002. The decrease in gross product development costs and capitalized product development costs was due to:

•	An overall decrease in the average number of product development employees to 330 during the three months ended May 31, 2003 compared to 413 in the same period of fiscal 2003. This was the result of cost containment and cost reduction measures implemented in our last three quarters of fiscal 2003 and our first quarter of fiscal 2004.

•	an increase in the proportion of our development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale; and

•	an overall decrease in the average number of product development contractors in the United States to 22 during the three months ended May 31, 2003 compared to 90 in the same period of fiscal 2003. This was the result of cost containment and cost reduction measures implemented in our last three quarters of fiscal 2003 and our first quarter of fiscal 2004.

     General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses decreased 11.7%, or $0.8 million, during the three months ended May 31, 2003 compared to the same period in 2002. The decrease was due to a decrease in the average number of general and administrative employees resulting from cost containment and cost reduction measures implemented in our last three quarters of fiscal 2003 and our first quarter of fiscal 2004.

     Amortization of Intangibles. Our acquisition of WDS and DFE in our first quarter of fiscal 2003 and certain previous acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles increased by $0.2 million during the three months ended May 31, 2003 compared to the same period in 2002 due to the WDS and DFE acquisitions during our first quarter of fiscal 2003.

     Restructuring and Impairment Charges. We adopted a restructuring plan during the three months ended May 31, 2003. In connection with our decision to implement these plans, we incurred related restructuring and other impairment charges of $10.1 million during the three months ended May 31, 2003. Details of our restructuring plans and how we account for them are included in Note 8 in the Notes to our Condensed Consolidated Financial Statements and in “Use of Estimates and Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

     The following table sets forth a summary of restructuring and other impairment charges, net of adjustments, for fiscal 2003 and 2002 (in thousands):

	Three months ended May 31,

	2003	2002

Lease obligations and terminations	$5,478	$—
Severance and related benefits	1,294	—
Impairment charges	3,190	—
Other	175	—

Total restructuring and other impairment charges	$10,137	$—

     The impact to reported basic and diluted loss per share as a result of the restructuring and other impairment charges was $(0.14) in the three months ended May 31, 2003.

     As a result of the adoption of our restructuring plans and cost containment initiatives in fiscal 2003, we reduced our operating expenses by approximately $100 million annually from the cost structure for our quarter ended May 31, 2002. The cost savings associated with our restructuring and cost containment efforts began to be realized in the following quarter. In addition, as a result of the adoption of our restructuring plan during the three months ended May 31, 2003, we expect to reduce our cost structure by an additional $15.0 million annually. We do not expect our cost savings to be offset by increases in other expense areas. Details of our restructuring and other impairment charges are included in Note 8 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Report.

     A summary of approximate annual cost savings associated with our restructuring plans is as follows (in thousands):

	Fiscal Year Ended February 28 or 29,

	2004	2003
	Restructuring Plan	Restructuring Plans

Functional Expense
Cost of services and support	$4,500	$15,000
Sales & marketing	3,500	50,000
Product development	6,000	30,000
General and administrative	1,000	5,000

Total	$15,000	$100,000

Expense Type
Salaries & benefits	$7,500	$55,000
Contractors	2,000	15,000
Promotion	—	5,000
Travel	1,500	15,000
Depreciation	500	2,000
Office expenses	3,500	8,000

Total	$15,000	$100,000

     Our aggregate cost of software, cost of services and support, cost of reimbursed expenses, sales and marketing, product development and general and administrative expenses, excluding amortization of acquired technology and non-cash stock compensation expense, decreased 28.2%, or $25.6 million, to $65.2 million for the three months ended May 31, 2003 from $90.8 million for the three months ended May 31, 2002. We expect our aggregate cost of software, cost of services and support, cost of reimbursed expenses, sales and marketing, product development and general and administrative expenses, excluding amortization of acquired technology and non-cash stock compensation expense to be approximately $61.0 million during the quarter ended August 31, 2003.

     Purchased Research and Development. Our acquisition of WDS included the purchase of technology that had not yet been determined to be technologically feasible and had no alternative future use in its then-current stage of development. Accordingly, in the three months ended May 31, 2002, the portion of the purchase price for WDS allocated to purchased research and development of $3.8 million was expensed immediately in accordance with generally accepted accounting principles.

     Non-Cash Stock Compensation Expense. We recognized non-cash stock compensation expense of $0.7 million during the three months ended May 31, 2003 and $1.1 million during the three months ended May 31, 2002 related to unvested stock options assumed in the Talus acquisition. These amounts are included as a separate component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation.”

     As part of the Talus acquisition, we assumed all outstanding Talus stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. We do not expect this charge to be greater than $0.7 million in any of our three remaining quarters in fiscal 2004.

Other Expense, Net:

     Other expense, net, includes interest income from cash equivalents, marketable securities and restricted cash, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense was $3.3 million during the three months ended May 31, 2003 compared to $2.2 million in the prior year period. This change relates to lower interest income as a result of lower average invested cash and marketable securities and lower average interest rates in the three months ended May 31, 2003. Interest expense increased approximately $0.2 million during the three months ended May 31, 2003 compared to the prior year period.

Provision for Income Taxes:

     We recorded income tax expense of $0.2 million during the three months ended May 31, 2003. We did not record a deferred income tax benefit during the three months ended May 31, 2003 and do not expect to record a deferred income tax benefit in future quarters when we record a loss.

     During fiscal 2003, management concluded that, based on various factors, including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of our loss for fiscal 2003 and estimates of future profitability, future taxable income will, more likely than not, be insufficient to cover our net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets (net operating loss carryforwards), we recorded a valuation allowance for the full amount of our net deferred tax assets in fiscal 2003. Management will continue to monitor its estimates of future profitability and realizability of our net deferred tax assets based on evolving business conditions.

Net Loss:

     We reported a net loss of $18.5 million and $27.1 million for the three months ending May 31, 2003 and 2002, respectively. The decreased net loss in the three months ended May 31, 2003 compared to the same period a year ago was due to:

•	a decreased operating loss due to a decrease in the aggregate cost of software, cost of services and support, cost of reimbursed expenses, cost of sales and marketing, product development and general and administrative expenses of 28.2%, or $25.6 million, compared to the same period last year resulting from cost containment and cost reduction measures implemented in our last three quarters of fiscal 2003 and our first quarter of fiscal 2004; and

•	no charge for purchased research and development in the three months ended May 31, 2003 compared to a charge of $3.8 million in the same period a year ago.

These decreases were offset by the combination of a $9.0 million decrease in total revenue and the $10.1 million restructuring charge recorded during the three months ended May 31, 2003.

Loss Per Common Share

     Loss per common share is computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per common share include, when dilutive, (i) the effect of stock options and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period, if any, and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. Future weighted-average shares outstanding calculations will be affected by the following factors:

•	the ongoing issuance of common stock associated with stock option and warrant exercises;

•	the issuance of common shares associated with our employee stock purchase plan;

•	any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculations (to the extent we have net income);

•	the potential future issuance of restricted stock, subject to shareholder approval at our Annual Meeting on July 29, 2003;

•	the issuance of common stock to effect capital transactions or business combinations should we enter into such transactions; and

•	assumed or actual conversions of our convertible debt into common stock.

Liquidity and Capital Resources:

     Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. Our cash, cash equivalents and marketable securities in aggregate increased $5.6 million during the three months ended May 31, 2003 to $143.4 million. Working capital increased $4.2 million to $124.0 million at May 31, 2003. The increase in cash, cash equivalents, marketable securities and working capital resulted from the transfer of approximately $9.0 million of collateralized outstanding letters of credit from Bank of America (“BOA”) to Silicon Valley Bank (“SVB”) which does not require the letters of credit to be collateralized (see Note 10 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Report) and increased collection efforts. This was offset by a semi-annual interest payment on our convertible debt and a loss from operations.

     Cash used in operations was $0.2 million and $10.7 million for the three months ended May 31, 2003 and 2002, respectively. The improvement in operating cash flows of $10.5 million in the three months ended May 31, 2003 resulted from a decreased operating loss in the three months ended May 31, 2003 and increased collection efforts. Days sales outstanding (“DSO”) in accounts receivable, which is calculated based on our first quarter revenue and excludes the impact of acquisitions in fiscal 2003, decreased to 72 days as of May 31, 2003 versus 83 days as of May 31, 2002.

     Cash provided by (used in) investing activities was $8.1 million and $(12.9) million during the three months ended May 31, 2003 and 2002, respectively. Investing activities consist of the sales and purchases of marketable securities, changes in restricted cash, purchases of property and equipment, purchases and capitalization of software and acquisitions of businesses. During the three months ended May 31, 2003, approximately $9.0 million was provided by the elimination of cash restrictions upon the transfer of most of our letters of credit from BOA to SVB. Total purchases of property, equipment and software, including capitalized software, were $2.9 million during the three months ended May 31, 2003, a decrease of $6.9 million over the comparable period in 2002. This decrease was due to the build out of our new corporate headquarters space during the three months ended May 31, 2002. Acquisitions of businesses, net of cash acquired, of $3.1 million during the three months ended May 31, 2002 relates to the WDS and DFE acquisitions. Sales of marketable securities, net of purchases, were $2.2 million during the three months ended May 31, 2003.

     Cash (used in) provided by financing activities was $(0.7) million and $2.4 million during the three months ended May 31, 2003 and 2002, respectively. Cash used in financing activities consisted of payments of long-term debt and capital lease obligations. Cash provided by financing activities consisted of proceeds from the exercise of stock options and employee stock plan purchases, offset by payments of long-term debt and capital lease obligations during the three months ended May 31, 2002.

     As of May 31, 2003, we had $250.0 million in 5% convertible subordinated notes outstanding (the “Notes”). The Notes bear interest at 5.0% per annum, which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $174.1 million and $131.6 million as of May 31, 2003 and February 28, 2003, respectively, based on market quotes. The Notes mature in November 2007 and are convertible by the holder into approximately 5.7 million shares of our common stock at a conversion price of $44.06 per share, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock; we subdivide, combine or reclassify our common stock; we issue rights to our common stockholders to purchase our common stock at less than market price; we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends); or we make certain repurchases of our common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants. On or after November 7, 2003, we may redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made on at least 30 days’ notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price

November 7, 2003 through October 31, 2004	103%
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

     We have a one-year unsecured revolving credit facility with SVB for $20.0 million, as amended, which will expire on January 31, 2004 unless renewed. Under the terms of this credit facility, we may request cash advances, letters of credit, or both. The credit facility requires us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be greater than $130.0 million as of May 31, 2003 and August 31, 2003 and greater than $120.0 million for all quarters thereafter; and (ii) a ratio of (a) cash and cash equivalents deposited with SVB and its affiliates plus accounts receivable to (b) current liabilities plus long term indebtedness to SVB and outstanding letters of credit minus deferred revenue of at least 2.0 to 1.0.

     In addition, the SVB credit facility requires us to maintain $70.0 million in funds with SVB and its affiliates. The credit facility also restricts the amount of additional debt we can incur and restricts the amount of cash that we can use for acquisitions and for the repurchase of convertible debt. Under the terms of the SVB credit facility, we maintain the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the credit facility, SVB has the right to obtain a lien on all of our assets, other than intellectual property, upon an occurrence of default, unless we terminate the facility as provided above. The credit facility also provides that, upon an event of default, we are prohibited from paying a cash dividend to our shareholders. As of May 31, 2003, we had $10.5 million in letters of credit outstanding under this credit facility to secure our lease obligations for office space. We were in compliance with all financial covenants as of May 31, 2003.

     Prior to entering into our credit facility agreement with SVB, we had a credit facility agreement with BOA that expired on February 26, 2003. As of May 31, 2003, we had a $4.0 million in a letter of credit outstanding with BOA which was fully collateralized. The cash collateral is presented as restricted cash in our consolidated balance sheet as of May 31, 2003. The cash restriction with BOA will be eliminated once the remaining outstanding letter of credit has been transferred to SVB. We are in the process of transferring the remaining outstanding letter of credit to SVB. See Note 10 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Report.

     We have an additional credit agreement with SVB, as amended, under which we could borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to the greater of the three year treasury note rate plus 5% or 8.25%, and are repaid monthly over a 36 month period. During fiscal 2003, the Company borrowed $2.9 million under this credit facility. The facility allowed for borrowings through March 31, 2003. We were in compliance with all financial covenants as of May 31, 2003.

     As of May 31, 2003, the Company’s future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Nine Months
	Ending
	Feb. 29, 2004	Fiscal Year Ending February 28 or 29,

	2004	2005	2006	2007	2008	Thereafter	Total

Capital lease obligations (1)	$1,659	$1,364	$1,321	$546	$—	$—	$4,890
Operating lease obligations not in restructuring	10,144	10,676	9,912	9,480	8,515	38,182	86,909
Operating leases obligations in restructuring	4,732	5,846	5,494	5,103	4,444	15,357	40,976
Equipment line of credit (1)	692	1,098	773	—	—	—	2,563
Convertible subordinated notes (1)	6,250	12,500	12,500	12,500	262,500	—	306,250

Total fixed commitments	$23,477	$31,484	$30,000	$27,629	$275,459	$53,539	$441,588

(1)	Includes principal and interest payments

     The lease commitments in the above table designated as “Operating lease obligations in restructuring” only include the non-cancelable portion of lease commitments included in past restructuring initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”) and SFAS 146, we have reduced these lease commitments by estimated sublease income in determining the total restructuring lease obligations of $16.4 million recorded in the accompanying balance sheet as of May 31, 2003. Please refer to Note 8 in our condensed consolidated financial statements included elsewhere in this Report.

     In the future, we may pursue acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

     We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for the foreseeable future. We believe that the combination of cash and cash equivalents, marketable securities, and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for the next twelve months. However, weakening economic conditions or continued weak demand for enterprise application software in future periods could have a material adverse impact on our future operating results and liquidity. We may choose to purchase a portion of the Notes in the open market from time to time with cash or enter into alternative transactions to reduce the balance of the Notes if we are able to do so on terms favorable to us. Purchases of the Notes with cash would reduce our debt outstanding, but may have a material adverse effect on our liquidity. We may elect to obtain additional debt or equity financing if the terms are favorable to us. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

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

     We may incur substantial additional debt in the future. While the terms of our credit facility impose certain limits on our ability to incur additional debt, we are permitted to incur additional debt subject to compliance with the terms and conditions set forth in the loan agreement. Moreover, the terms of the Notes set forth no limits on our ability to incur additional debt. If a significant amount of new debt is added to our current levels, the related risks described above could intensify.

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

     We will be required to generate cash sufficient to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $12.5 million annually with $250.0 million of principal due November 2007. As of May 31, 2003, the remaining principal and interest payments due under the Notes were $306.3 million. Our cash, cash equivalents and marketable securities, was $143.4 million as of May 31, 2003. Assuming our cash, cash equivalents and marketable securities remain constant from our May 31, 2003 levels, we will have to generate $162.9 million of net cash flow through any combination of normal operations of the Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Concerns about our ability to meet our debt service obligations could negatively impact our ability to attract and retain customers. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

WE MAY CHOOSE TO PURCHASE A PORTION OF THE NOTES IN THE OPEN MARKET WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

     To the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of the Notes outstanding from time to time in the open market. This action would be contingent on approval of our Board of Directors and on compliance with the conditions of applicable securities laws. While the terms of our credit facility impose certain limits on our ability to repurchase our debt securities, we are permitted to do so subject to compliance with the terms and conditions set forth in the loan agreement. We might purchase a portion of the Notes in the open market from time to time with cash or enter into alternative transactions to reduce the balance of the Notes. If purchases of the Notes in the open market were funded from available cash and cash equivalents, it could have a material adverse effect on our liquidity and financial condition.

WE MAY VIOLATE FINANCIAL COVENANTS UNDER OUR CREDIT FACILITY WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND FINANCIAL CONDITION.

     During fiscal 2003, our financial performance made it difficult for us to achieve the financial covenants under our credit facility with BOA. During November 2002, we were required to cash collateralize $14.1 million of outstanding letters of credit under the BOA credit facility as a result of violating a financial covenant. Also, we violated the consolidated EBITDA covenant under the BOA credit facility for the quarter ended November 30, 2002. As of May 31, 2003, a $4.0 million outstanding letter of credit was outstanding with the BOA requirement.

     In January 2003, we entered into a new unsecured credit facility with SVB to replace the BOA credit facility. Approximately $10.5 million of letters of credit were outstanding with SVB as of May 31, 2003. If our future financial performance results in a violation of financial covenants under the new credit facility with SVB in future periods, we could be required to provide cash collateral for outstanding borrowings or letters of credit, which would have a material adverse effect on our liquidity and financial condition.

RISKS RELATED TO OUR BUSINESS

ADVERSE ECONOMIC AND POLITICAL CONDITIONS HAVE CAUSED A DETERIORATION OF THE MARKETS FOR OUR PRODUCTS AND SERVICES AND HAVE ADVERSELY AFFECTED AND COULD FURTHER ADVERSELY AFFECT OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Our revenue and operating results depend on the overall demand for our software and related services. Regional and global adverse changes in the economy and political upheaval and unrest have caused a deterioration of the markets for our products and services. This has resulted in reductions, delays and postponements of customer purchases, which materially adversely affected our financial performance during fiscal 2002 and 2003. Demand for our demand and revenue management and our supplier relationship management products has been more severely impacted than our supply chain management and service & parts management products for which there are more mature markets. Although our markets in most industries and geographies have deteriorated, industries most severely impacted include, among others, chemical & energy, high technology, manufacturing and travel, transportation & hospitality. Industries less affected include automotive, consumer packaged goods, food & beverage, government, aerospace & defense, life sciences and retail. If these adverse conditions continue or worsen, we would likely experience further reductions, delays, and postponements of customer purchases further adversely affecting our operating performance and financial condition.

     National and global responses to future hostilities and terrorist attacks may materially adversely affect demand for our software and services because of the economic and political effects on our markets and by interrupting the ability of our customers to do business in the ordinary course, as a result of a variety of factors, including, among others, changes or disruptions in movement and sourcing of materials, goods and components or possible interruptions in the flow of information or monies.

WE EXPERIENCED SIGNIFICANT LOSSES IN RECENT YEARS DUE TO OPERATIONAL DIFFICULTIES IN FISCAL 1999 AND THE FIRST HALF OF FISCAL 2000 AND TO A DETERIORATION OF OUR MARKETS RESULTING FROM WEAKENING ECONOMIC CONDITIONS AND INCREASED POLITICAL INSTABILITY COMMENCING IN FISCAL 2002.

     We have recently incurred significant losses. We experienced operational difficulties in fiscal 1999 and the first half of fiscal 2000. Problems with our direct sales operation and intense competition, among other factors, contributed to net losses in fiscal 1999 and fiscal 2000 and a decline in revenue in fiscal 2000. Thereafter, our financial performance began to improve under a new management team. However, beginning in fiscal 2002, weakening economic conditions and increased political instability resulted in a deterioration in our markets. We experienced sequential declines in software and total revenue during our second and third quarters of fiscal 2002. Further weakening of economic conditions, which severely impacted the timing of capital spending decisions for computer software, particularly enterprise application software, further negatively impacted the markets for our products and services. This again resulted in sequential quarterly declines in software and total revenue in our first three-quarters of fiscal 2003. The losses incurred during these periods were $96.1 million in fiscal 1999, $8.9 million in fiscal 2000, $28.1 million in fiscal 2001, $115.2 million in fiscal 2002, and $212.2 million in fiscal 2003. Our ability to improve our financial performance will depend on a stabilization or improvement of economic conditions resulting in increased demand for our software or our continued ability to align our cost structure with revenue without retarding our ability to grow revenue in future periods. If market conditions for our software do not improve or if we do not successfully continue to align our cost structure with our revenue without retarding our ability to grow revenue, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

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

     On March 1, 2002, we adopted SFAS 142, which changed the accounting for goodwill from an amortization method to an impairment-only method. Effective March 1, 2002, we stopped amortizing goodwill, but continued amortizing other intangible assets with finite lives. As required by the provisions of SFAS 142, we performed the initial goodwill impairment test required during our first quarter of fiscal 2003. We consider ourselves to have a single reporting unit. Accordingly, all of our goodwill is associated with our entire Company. As of March 1, 2002, based upon our implied fair value, there was no impairment of goodwill recorded upon implementation of SFAS 142.

     During the quarters ended August 31, 2002, November 30, 2002 and February 28, 2003, we experienced adverse changes in our stock price resulting from a decline in our financial performance caused by adverse business conditions that have affected the technology industry, especially enterprise application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002, November 30, 2002 and February 28,

2003 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill, and as of February 28, 2003, there was an impairment of goodwill. As a result of the impairment of goodwill as of February 28, 2003, we recorded a non-cash goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price is lower than recent levels such that the implied fair value of the Company is significantly less than stockholders’ equity for a sustained period of time, among other factors, we may be required to record an additional impairment loss related to goodwill below its carrying amount. We will perform a test for goodwill impairment at February 29, 2004, which is our annual date for goodwill impairment review, or earlier if conditions are present which may indicate an impairment.

OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF SIGNIFICANT NON-CASH CHARGES WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     We will incur significant non-cash charges in the future related to the amortization of intangible assets, including acquired technology relating to the WDS, DFE, STG Holdings, Inc. (“STG”), Partminer CSD, Inc. (“CSD”), SpaceWorks, Inc. and Talus acquisitions and non-cash stock compensation expenses associated with our acquisition of Talus. During fiscal 2002, we announced that we were required to write off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. In the three months ended August 31, 2002, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. In the three months ended February 28, 2003, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. In the three months ended May 31, 2003, we recorded a write-down relating to the restructuring of approximately $3.2 million, consisting of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to permanently vacating office space. We may also incur non-cash charges in future periods related to impairments of long-lived assets. To achieve profitability we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.

OUR OPERATING PERFORMANCE HAS BEEN NEGATIVELY IMPACTED BY THE PROGRESSIVE WEAKENING OF GLOBAL ECONOMIC CONDITIONS AND INCREASED POLITICAL INSTABILITY RESULTING FROM A DETERIORATION OF OUR MARKETS. IN FISCAL 2002, FISCAL 2003 AND OUR FIRST QUARTER OF FISCAL 2004, WE RECORDED CERTAIN RESTRUCTURING CHARGES AND ENACTED COST CONTAINMENT AND COST REDUCTION MEASURES IN RESPONSE TO THE DOWNTURN IN OUR MARKETS. IF OUR RESTRUCTURING PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, OR IF OUR MARKETS CONTINUE TO EXPERIENCE WEAKNESS, WE MAY SUFFER MATERIAL HARM TO OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Because of the downturn in our markets as a result of progressive weakening of global economic conditions and increased political instability during fiscal 2002 and fiscal 2003, we faced new challenges in our ability to stabilize revenue and operating performance and expand market share. In response to the impact on our financial performance, we implemented restructuring plans and cost containment and cost reduction measures to reduce our cost structure, which included, among other things, workforce reductions and mandatory unpaid leave programs. In fiscal 2002, fiscal 2003 and our first quarter of fiscal 2004, we recorded restructuring and impairment charges of $6.6 million, $19.2 million and $10.1 million, respectively. In addition, we may incur additional restructuring charges in future periods. If we fail to achieve the desired results of our restructuring plans and our cost containment and cost reduction measures, or if our markets continue to experience weakness, we may suffer material harm to our operating performance and financial condition.

WE REDUCED OUR WORKFORCE AS PART OF OUR RECENT COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO FIELD AND RETAIN A QUALIFIED

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

OUR PRESIDENT, EXECUTIVE VICE PRESIDENT OF PRICING AND REVENUE MANAGEMENT AND PRESIDENT OF EUROPEAN OPERATIONS RESIGNED IN FISCAL 2003 AND OUR EXECUTIVE VICE PRESIDENT OF AMERICAS OPERATIONS RESIGNED IN OUR FIRST QUARTER OF FISCAL 2004. THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER IF WE LOSE ADDITIONAL KEY PERSONNEL.

     Our success depends significantly on the continued service of our executive officers. Four of our executive officers recently left the Company. Gregory Cudahy, former Executive Vice President of Pricing and Revenue Management (now Demand and Revenue Management) resigned in May 2002. Richard Bergmann, our former President, who had been on a personal leave of absence since June 2002, resigned effective October 15, 2002. Terrence A. Austin, our former Executive Vice President of European Operations, resigned effective January 6, 2003. Jeffrey L. McKinney, our former Executive Vice President of Americas Operations, resigned May 28, 2003. Andrew Hogenson, who has been with the Company since 2000, most recently as our Senior Vice President of Global Consulting Services, replaced Gregory Cudahy until June 2003, at which time Neil Hooper, Group Vice President of Demand and Revenue Management assumed his responsibilities. Gregory Owens, Chairman and Chief Executive Officer, assumed certain of Richard Bergmann’s duties until Jeremy Coote was hired as our President on June 23, 2003. Jean-Claude Walravens, who has been with the Company since 1999, most recently as our Vice President Sales, Southern Europe, replaced Mr. Austin as our Senior Vice President and President of European Operations. We do not have fixed-term employment agreements with any of our executive officers, and we do not maintain key person life insurance on our executive officers. The loss of services of any of our executive officers for any reason could have a material adverse effect on our operating performance and financial condition.

WE REDUCED OUR SALES FORCE AS PART OF OUR RECENT COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO FIELD AN EFFECTIVE SALES ORGANIZATION, OUR ABILITY TO GROW WILL BE LIMITED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     We have reduced our sales force in fiscal 2002, fiscal 2003 and our first quarter of fiscal 2004 as a result of the deterioration in our markets. Decreasing software revenue and unpaid leave programs have resulted in reduced compensation earned by members of our sales force, which may result in further voluntary attrition of our sales force over time. In order to grow our revenue, our existing sales force will have to be more productive, and we will likely expand our sales force when the markets for our products and solutions improve. Our past efforts to expand our sales organization have required significant resources. New sales personnel require training and take time to achieve full productivity. There is no assurance that our existing sales force will become more productive or that we will achieve increased productivity in our existing sales force and successfully attract and retain qualified sales people at levels sufficient to support growth. Any failure to adequately sell our products could limit our growth and have a material adverse effect on our operating performance and financial condition.

THE SALES CYCLES FOR OUR PRODUCTS AND SERVICES CAN BE LONG AND UNPREDICTABLE. VARIATIONS IN THE TIME IT TAKES US TO LICENSE OUR SOFTWARE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

     The time it takes to license our software to prospective clients varies substantially, but historically has ranged between three and twelve months. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the licensing of our products could cause significant variations in our revenue from quarter to quarter. These delays have occurred on a number of occasions in the past and materially adversely affected our financial performance. Furthermore, these fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term, and we devote significant time and resources to prospective clients. The length of our sales cycle depends on a number of factors, including the following:

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

     A significant portion of our revenue is derived from the hourly rates we are able to charge for our implementation services consultants. Implementation services are typically billed on an hourly basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly basis are generally recognized as the work is performed. If we are not able to maintain the current hourly service rates for our implementation services, without corresponding cost reductions, our operating performance may suffer. The hourly rates we are able to charge for our implementation services depend on a number of factors, including the following:

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

CHANGES IN THE SIZE OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     The size of our software transactions fluctuates. Fluctuations in the size of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our software and services. Losses of, or delays in concluding, larger software transactions have had and could have a proportionately greater effect on our revenue and financial performance for a particular period. For example, we recorded 14 software transactions of $1.0 million or greater in fiscal 2000, 47 software transactions of $1.0 million or greater in fiscal 2001, 38 software transactions of $1.0 million or greater in fiscal 2002, 19 software transactions of $1.0 million or greater in fiscal 2003 and five software transactions of $1.0 million or greater in our first quarter ended May 31, 2003. As a result of these changes in the size of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may cause significant fluctuations in the future.

WE EXPERIENCED DECLINES IN SOFTWARE REVENUE IN FISCAL 2002 AND FISCAL 2003. A REDUCTION IN OUR REVENUE DERIVED FROM SOFTWARE LICENSES RESULTED AND MAY IN THE FUTURE RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

     Our ability to maintain or increase services revenue depends on our ability to maintain or increase the amount of software we license to customers. During our fourth quarter fiscal 2002, our third and fourth quarters of fiscal 2003 and our first quarter of fiscal 2004, we experienced a decline in services revenue as a result of declining software revenue in prior periods. Additional decreases or slowdowns in licensing may have a material adverse effect on our services and support revenues in future periods.

IN OUR THIRD QUARTER OF FISCAL 2003 AND OUR FIRST QUARTER OF FISCAL 2004, WE EXPERIENCED A SEQUENTIAL QUARTERLY DECLINE IN SUPPORT REVENUE COMPARED TO OUR SECOND QUARTER OF FISCAL 2003 AND FOURTH QUARTER OF FISCAL 2003, REPSECTIVELY, RESULTING FROM BOTH THE RECENT DECLINE IN SOFTWARE REVENUE AND CLIENTS NOT RENEWING OR PARTIALLY RENEWING EXISTING SUPPORT CONTRACTS. FURTHER DECLINES IN SOFTWARE REVENUE, A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS, OR BOTH, COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

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

WE HAVE A RECENT HISTORY OF SUPPLEMENTING OUR ORGANIC REVENUE GROWTH THROUGH ACQUISITIONS OF BUSINESSES AND TECHNOLOGY. ACQUISITIONS INCREASE BUSINESS RISK. WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING ACQUISITIONS IN THE PAST.

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

OUR MARKETS ARE VERY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the deterioration in our markets. We expect this intensity of competition to increase in the future. Our current and potential competitors may make acquisitions of other competitors and may establish cooperative relationships among themselves or with third parties. If there is significant consolidation among enterprise application software companies, we may be at a competitive disadvantage. Some competitors are offering software that competes with ours at little or no charge as components of bundled products or on a stand-alone basis. Smaller niche software companies have been and will likely continue to develop unique offerings that compete effectively with some of our solutions. Further, our current or prospective clients and partners may become competitors in the future. Increased competition has resulted and in the future could result in price reductions, lower gross margins, longer sales cycles and the loss of market share. Each of these developments could have a material adverse effect on our operating performance and financial condition.

MANY OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO, AND THEREFORE, WE MAY BE AT A DISADVANTAGE IN COMPETING WITH THEM.

     We directly compete with other enterprise application software vendors including: Adexa, Aspen Technology, The Descartes Systems Group, Global Logistics Technologies, i2 Technologies, JDA Software, Khimetrics, Logility, Logisitics.com (recently acquired by Manhattan Associates), Mercia, Metreo, PROS Revenue Management, Retek, SAP, Viewlocity (formerly SynQuest) and YieldStar Technology. Certain enterprise resource planning (“ERP”) vendors, in addition to SAP, all of which are substantially larger than Manugistics, have acquired or developed supply chain management and supplier relationship management software companies, products, or functionality or have announced intentions to develop and sell supply chain management and supplier relationship management solutions. Such vendors include, J.D. Edwards & Company, Oracle, PeopleSoft and SSA Global Technologies (through recent acquisition of Invensys’ Baan subsidiary). Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. Some of our current and potential competitors, particularly, but not limited to, J.D. Edwards & Company, Oracle and PeopleSoft, may

combine pursuant to recently announced tender offers and subsequently utilize enhanced financial and human resources to develop and sell more competitive supply chain and demand chain products. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

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

     We depend on companies such as Business Objects, Inovus, Tibco Software, Vignette, and webMethods to integrate our software with software and platforms developed by third parties. If relations with any of these third-parties are impaired, and if we are unable to secure a replacement on a timely basis, our operating performance and financial condition could be harmed. If these companies are unable to develop or maintain software that effectively integrates our software and is free from defects, our ability to license our products and provide solutions could be impaired and our operating performance and financial condition could be harmed. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance their software’s capabilities.

OUR EFFORTS TO DEVELOP AND SUSTAIN RELATIONSHIPS WITH VENDORS SUCH AS SOFTWARE COMPANIES, CONSULTING FIRMS, RESELLERS AND OTHERS TO IMPLEMENT AND PROMOTE OUR SOFTWARE PRODUCTS MAY FAIL, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others that we believe can play important roles in marketing our products and solutions. We are currently investing, and intend to continue to invest, significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with which we are developing or maintaining marketing relationships have commercial relationships with our competitors. There can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with important organizations could materially and adversely affect our operating performance and financial condition.

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

     Although prior to the WDS acquisition we had existing engagements for the Defense Logistics Agency, United States Navy and United States Airforce, the WDS acquisition has significantly increased the percentage of our revenue derived from contracts with the Federal Government. Government contractors are commonly subject to various audits and investigations by Government agencies. One agency that oversees or enforces contract performance is the Defense Contract Audit Agency (“DCAA”). The DCAA generally performs a review of a contractor’s performance on its contracts, its pricing practices, costs and compliance with applicable laws, regulations and standards and to verify that costs have been properly charged to the Government. Although the DCAA has completed an initial review of our accounting practices and procedures allowing us to invoice the Government, it has yet to exercise its option to perform an audit of our actual invoicing of Government contracts. These audits may occur several years after completion of the audited work. If an audit were to identify significant unallowable costs, we could have a material charge to our earnings or reduction to our cash position as a result of the audit and this could have a material adverse effect on our operating performance and financial condition.

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

THE LIMITED ABILITY OF LEGAL PROTECTIONS TO SAFEGUARD OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY.

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of confidentiality procedures, contractual provisions, patent, copyright, trademark and trade secret laws. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, particularly in certain foreign countries, including, among others, The People’s Republic of China. We are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Furthermore, our competitors may independently develop technology similar to ours.

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

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

     We currently conduct operations in Australia, Belgium, Brazil, Canada, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Taiwan, The Netherlands, The People’s Republic of China, Singapore, Sweden and the United Kingdom and we also have a relationship with a third party in India to outsource a portion of our product development effort. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. These operations require significant management attention and financial resources and additionally subject us to risks inherent in doing business internationally, such as:

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

OUR CONTINUED SHIFT OF A SIGNIFICANT NUMBER OF OUR CONTRACTORS TO OUR PRODUCT DEVELOPMENT OPERATIONS IN INDIA POSES SIGNIFICANT RISKS.

     We have relationships with third parties in India to outsource a portion of our product development effort. We have continued to increase the proportion of our product development work being performed by contractors to India in order to take advantage of cost efficiencies associated with India’s lower wage scale. However, we may not achieve the cost savings and other benefits we anticipate from this program and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. We have a heightened risk exposure to changes in the economic, security and political conditions of India. Economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

CHANGES IN THE VALUE OF THE U.S. DOLLAR, IN RELATION TO THE CURRENCIES OF FOREIGN COUNTRIES WHERE WE TRANSACT BUSINESS, COULD HARM OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     In the three months ended May 31, 2003, 28.2% of our total revenue was derived from outside the United States. Our primary international operations are located throughout Europe and Asia-Pacific. We also have operations in Brazil, Canada and Mexico. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. For example, we recently opened offices in Malaysia and The People’s Republic of China. We expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

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

IF REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE CHANGED, WE MAY BE FORCED TO CHANGE OUR BUSINESS PRACTICES. IF WE ISSUE RESTRICTED STOCK TO OUR EMPLOYEES IN FUTURE PERIODS, WE WILL BE REQUIRED TO RECORD ADDITIONAL NON-CASH STOCK-BASED COMPENSATION EXPENSE.

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

     In June 2003, our Board of Directors approved an amendment to our 1998 stock option plan to issue restricted shares of our stock to our employees. This amendment is subject to shareholder approval at our Annual Meeting on July 29, 2003. If the shareholders vote to approve the amendment, it may result in additional expenses to the extent that we issue restricted stock to our employees in future periods. Such a change could have a material effect on our operating performance.

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

OUR CHARTER AND BYLAWS, DELAWARE LAW AND THE INDENTURE FOR THE NOTES CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

     Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders’ equity. Revenue outside of the United States was 28.2% and 22.1% for the three months ended May 31, 2003 and May 31, 2002, respectively. Revenue outside the United States is derived from operations in Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our consolidated financial statements. None of the components of our financial statements were materially affected by exchange rate fluctuations during the three months ended May 31, 2003 and May 31, 2002. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

     Interest Rate Risk. Our marketable securities and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of marketable securities held was $0.8 million and $2.9 million at May 31, 2003 and February 28, 2003, respectively.

     We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Such operating cash balances held at banks outside of the United States are denominated in the local currency.

     The United States Federal Reserve Board influences the general market rates of interest. The federal funds rate was 1.75% as of March 1, 2002. During fiscal 2003, the federal funds rate was further reduced by 50 basis points to its May 31, 2003 level of 1.25%, and further reduced by 25 basis points to 1.00% in June 2003. These actions have led to a general market decline in interest rates.

     The weighted average yield on interest-bearing investments held as of May 31, 2003 and 2002 was approximately 1.2% and 2.0%, respectively. Based on our investment holdings at May 31, 2003, a 100 basis point decline in the average yield would reduce our annual interest income by $1.5 million.

     Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

     Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART II – OTHER INFORMATION

     Item 1. Legal Proceedings.

     The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of these disputes or litigation will have a material effect on the Company’s financial condition or results of operations. The Company has established accruals related to such matters that are probable and reasonably estimable. However, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s business, operating results, financial condition and cash flows.

     Item 5. Other Information.

     On June 23, 2003, the Company announced that Jeremy Coote has become the Company’s new President, responsible for the Company’s global sales, services and marketing, reporting directly to Chairman and Chief Executive Officer Gregory J. Owens. Mr. Coote was with SAP AG, a provider of enterprise application software, for over ten years and later served as General Manager of Siebel North America, a provider of customer relationship management and application software for almost two years. Mr. Coote was most recently President of the Americas for Chordiant Software, Inc., a provider of customer relationship management and enterprise application software.

     Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

3.1	Amendment to Second Amended and Restated By-Laws of the Company (adopted June 11, 2003)
10.1	Employment agreement dated June 19, 2003 between the Company and Jeremy P. Coote
99.1	Certification of chief executive officer and chief financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1)	On March 27, 2003, we filed a Current Report on Form 8-K reporting under Item 5 our issuance of a press release announcing our financial results for the three and twelve months ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2003.

MANUGISTICS GROUP, INC.
(Registrant)

________________

Date: July 15, 2003

/s/Raghavan Rajaji Raghavan Rajaji Executive Vice President and Chief Financial Officer (Principal financial officer)

/s/ Jeffrey T. Hudkins Jeffrey T. Hudkins Vice President, Controller and Chief Accounting Officer (Principal accounting officer)

CERTIFICATIONS

I, Gregory J. Owens, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 15, 2003	By:	/s/ Gregory J. Owens

Gregory J. Owens
Chairman and Chief Executive Officer
(Principal Executive Officer)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 15, 2003	By:	/s/ Raghavan Rajaji

Raghavan Rajaji
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)