Form 10-Q
period 2003-08-31
MANUGISTICS GROUP INC
filed 2003-10-14
CIK 908440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003
OR

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

Yes     [X]      No    [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act.)

Yes     [X]      No    [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73.1 million shares of common stock, $.002 par value, as of October 14, 2003.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	August 31, 2003	February 28, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143,198	$134,789
Marketable securities	690	2,946

Total cash, cash equivalents and marketable securities	143,888	137,735
Accounts receivable, net of allowance for doubtful accounts of $7,479 and $7,007 at August 31, 2003 and February 28, 2003, respectively	51,752	63,940
Other current assets	13,373	11,612

Total current assets	209,013	213,287
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	25,199	31,230
Software development costs, net of accumulated amortization	12,991	13,428
Restricted Cash	4,022	12,980
Goodwill	185,386	187,438
Acquired technology, net of accumulated amortization	34,114	41,232
Customer relationships, net of accumulated amortization	18,650	20,657
Other intangibles and non-current assets, net of accumulated amortization	8,927	9,121

TOTAL ASSETS	$498,302	$529,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,140	$9,738
Accrued compensation	5,916	7,156
Deferred revenue	37,739	43,388
Accrued restructuring	5,999	5,870
Other accrued liabilities	24,530	27,344

Total current liabilities	85,324	93,496

NON-CURRENT LIABILITIES:
Convertible debt	250,000	250,000
Long-term debt and capital leases	3,564	4,795
Accrued restructuring	10,099	8,350
Other non-current liabilities	655	650

Total non-current liabilities	264,318	263,795

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock, $.002 par value per share; 300,000 shares authorized; 70,549 and 70,104 issued and outstanding at August 31, 2003 and February 28, 2003, respectively	141	140
Additional paid-in capital	634,176	633,801
Deferred compensation	(1,056)	(3,094)
Accumulated other comprehensive loss	(493)	(1,087)
Accumulated deficit	(484,108)	(457,678)

Total stockholders’ equity	148,660	172,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$498,302	$529,373

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002

REVENUE:
Software	$17,802	$18,112	$37,711	$42,628
Services	18,414	27,617	39,917	54,482
Support	21,085	21,246	42,554	41,455
Reimbursed expenses	2,406	2,954	5,166	5,964

Total revenue	59,707	69,929	125,348	144,529

OPERATING EXPENSES:
Cost of revenue:
Cost of software	4,449	4,892	8,865	11,130
Amortization of acquired technology	3,546	3,577	7,118	6,488

Total cost of software	7,995	8,469	15,983	17,618

Cost of services and support	20,940	25,281	44,452	51,102
Cost of reimbursed expenses	2,406	2,954	5,166	5,964
Non-cash stock compensation expense for cost of services and support	236	427	597	905

Total cost of services and support	23,582	28,662	50,215	57,971

Sales and marketing	16,034	24,277	32,883	55,255
Non-cash stock compensation expense for sales and marketing	124	123	332	510

Total cost of sales and marketing	16,158	24,400	33,215	55,765

Product development	8,811	16,681	20,104	34,213
Non-cash stock compensation expense for product development	35	99	83	185

Total cost of product development	8,846	16,780	20,187	34,398

General and administrative	5,897	7,092	12,246	14,282
Non-cash stock compensation expense for general and administrative	92	196	200	322

Total cost of general and administrative	5,989	7,288	12,446	14,604

Amortization of intangibles	1,004	1,004	2,008	1,856
Restructuring and other impairment charges	345	8,837	10,482	8,837
Purchased research and development	—	—	—	3,800

Total operating expenses	63,919	95,440	144,536	194,849

LOSS FROM OPERATIONS	(4,212)	(25,511)	(19,188)	(50,320)
OTHER EXPENSE, NET	(3,327)	(1,526)	(6,623)	(3,719)

LOSS BEFORE INCOME TAXES	(7,539)	(27,037)	(25,811)	(54,039)
PROVISION FOR INCOME TAXES	420	20,680	619	20,759

NET LOSS	$(7,959)	$(47,717)	$(26,430)	$(74,798)

BASIC AND DILUTED LOSS PER SHARE	$(0.11)	$(0.68)	$(0.38)	$(1.08)
SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION	70,424	69,812	70,264	69,518

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended August 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,430)	$(74,798)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,092	21,053
Amortization of debt issuance costs	623	573
Restructuring and other impairment charges	10,482	8,837
Purchased research and development	—	3,800
Deferred income taxes	—	20,350
Non-cash stock compensation expense	1,212	1,922
Other	246	109
Changes in assets and liabilities:
Accounts receivable	12,188	13,187
Other assets	(1,795)	3,375
Accounts payable	1,402	1,455
Accrued compensation	(1,240)	(6,764)
Other liabilities	(1,793)	(2,935)
Restructuring accrual	(5,918)	(2,884)
Deferred revenue	(5,649)	(6,651)

Net cash provided by (used in) operating activities	2,420	(19,371)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	2,029	(3,828)
Restricted cash	8,958	—
Sales and purchases of marketable securities, net	2,256	(4,216)
Purchases of property and equipment	(796)	(11,099)
Capitalization and purchases of software	(5,728)	(6,618)

Net cash provided by (used in) investing activities	6,719	(25,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	—	1,165
Payments of long-term debt and capital lease obligations	(1,658)	(1,385)
Proceeds from exercise of stock options and employee stock plan purchases	1,047	4,615

Net cash (used in) provided by financing activities	(611)	4,395

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	(119)	1,480
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,409	(39,257)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,789	228,801

CASH AND CASH EQUIVALENTS, END OF PERIOD	$143,198	$189,544

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2003

1. The Company and Basis of Presentation

     The Company

     Manugistics Group, Inc. (the “Company”) is a leading global provider of demand and supply chain management software. The Company also provides service & parts management and supplier relationship management software. The Company’s software helps companies lower operating costs, improve customer service, increase revenue, enhance profitability and accelerate revenue and earnings growth.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002

Net loss, as reported	$(7,959)	$(47,717)	$(26,430)	$(74,798)
Add: Stock-based compensation expense included in reported net loss, net of tax	487	845	1,212	1,922
Less: Stock-based compensation, net of tax (1)	(2,068)	(6,180)	(311)	(13,689)

Pro forma net loss	$(9,540)	$(53,052)	$(25,529)	$(86,565)

Basic and diluted loss per share, as reported	$(0.11)	$(0.68)	$(0.38)	$(1.08)
Basic and diluted loss per share, pro forma	$(0.14)	$(0.76)	$(0.36)	$(1.25)

(1)	Includes the impact of stock option forfeitures related to employee terminations.

     Consistent with the Company’s accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited condensed consolidated financial statements, the Company has not provided a tax benefit or expense on the pro forma expense in the above table.

     Stock options granted had weighted average fair values of $4.26 per share for both the three and six months ended August 31, 2003, and $2.85 and $3.63 per share, respectively, during the three and six months ended August 31, 2002, as calculated using the Black-Scholes option valuation model. The weighted average estimated fair value of the common stock purchase rights granted under our employee stock purchase plan during the three and six months ended August 31, 2003 was $1.10 per share, and during the three and six months ended August 31, 2002 was $4.27 per share.

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

	OPTIONS		ESPP		OPTIONS		ESPP

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	August 31,		August 31,		August 31,		August 31,
	2003	2002	2003	2002	2003	2002	2003	2002

Risk-free interest rate	2.63%	2.53%	1.36%	1.75%	2.63%	2.53%	1.36%	1.75%
Expected term	5.63 years	3.95 years	6 months	6 months	5.63 years	3.95 years	6 months	6 months
Volatility	1.03	1.01	.8492	.8705	1.03	1.01	.8492	.8705
Dividend Yield	0%	0%	0%	0%	0%	0%	0%	0%

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

     On March 10, 2003, the Company announced that it had accepted for cancellation and exchange, options to purchase approximately 4.8 million shares of its common stock in exchange for new options to purchase approximately 1.5 million shares of its common stock, to be granted on September 16, 2003. The Company granted approximately 1.2 million new options on September 16, 2003 as a result of the option exchange program. The number of new options granted to employees declined from the original expected amount as a result of voluntary and involuntary terminations since March 10, 2003. The new options have terms and conditions that are substantially the same as those of the cancelled options. The exercise price of the new options is $5.55 per share, which was the market value of a share of the Company’s common stock on the date of grant as determined under the Company’s option plans.

     Options cancelled in the exchange program and the new options have been treated as fixed option awards for accounting purposes as the new options were granted six months and five days after the cancellation date and any options granted after August 9, 2002 (the “look-back” period) were required to be exchanged in order to participate in the program. Therefore, no compensation expense will be recorded as a result of the program.

4. Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method, the effect of the assumed conversion of the Company’s convertible subordinated debt and the effect of the potential issuance of common stock in connection with acquisitions. The dilutive effect of options and warrants to acquire 0.7 million shares and 0.5 million shares for the three month periods ended August 31, 2003 and 2002, respectively, and to acquire 0.1 million shares and 3.6 million shares for the six month periods ended August 31, 2003 and 2002, respectively, were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for the three and six months ended August 31, 2003 and 2002 since it was anti-dilutive. The Company’s convertible debt may be exchanged for up to approximately 5.7 million shares of the Company’s common stock in future periods.

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

     Indemnification. The Company licenses software to its customers under contracts which the Company refers to as Software License Agreements (“SLA”). Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark or other proprietary right of a third party. The SLA generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and geography-based scope limitations and a right to replace an infringing product or modify the product so that it is no longer infringing. If the Company cannot address the infringement by replacing the products or services, or modifying the products or services, the Company is allowed to cancel the software license and return the fees paid by the customer. The Company requires its employees to sign a proprietary information and inventions assignment agreement, which assigns the rights in its employees’ development work to the Company.

     To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of August 31, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s operating performance or financial condition.

     Product Warranty. The Company generally warrants its software products. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

6. Intangible Assets and Goodwill

     Acquisition-related intangible assets subject to amortization as of August 31, 2003 and February 28, 2003 were as follows (amounts in thousands):

		Accumulated
	Gross Assets	Amortization	Net Assets

August 31, 2003
Acquired technology	$65,504	$(31,390)	$34,114
Customer relationships	29,022	(10,372)	18,650

Total	$94,526	$(41,762)	$52,764

February 28, 2003
Acquired technology	$65,454	$(24,222)	$41,232
Customer relationships	29,012	(8,355)	20,657

Total	$94,466	$(32,577)	$61,889

     The changes in the carrying amount of goodwill for the six months ended August 31, 2003 are as follows (amounts in thousands):

Net Assets

Balance as of February 28, 2003	$187,438
Proceeds from settlement of acquisition escrow	(2,170)
Foreign currency translation	118

Balance as of August 31, 2003	$185,386

     Amortization expense related to acquisition related intangible assets was $4.6 million for both the three months ended August 31, 2003 and 2002, and $9.1 million and $8.3 million for the six months ended August 31, 2003 and 2002, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets for the six month period ending February 29, 2004 and future fiscal years are as follows (amounts in thousands):

	Six Months Ending
	February 29,	Fiscal Year Ending February 28 or 29,

	2004	2005	2006	2007	2008	Thereafter	Total

Amortization expense	$9,099	$17,205	$10,760	$9,889	$4,727	$1,084	$52,764

7. Comprehensive (Loss) Income

     Other comprehensive (loss) income relates primarily to foreign currency translation (losses) income and unrealized (losses) gains on investments in marketable securities. The following table sets forth the comprehensive (loss) income for the three and six month periods ended August 31, 2003 and 2002, respectively (amounts in thousands):

	Three months ended August 31,		Six months ended August 31,
	2003	2002	2003	2002

Net loss	$(7,959)	$(47,717)	$(26,430)	$(74,798)
Other comprehensive (loss) income	(586)	205	594	1,530

Total comprehensive loss	$(8,545)	$(47,512)	$(25,836)	$(73,268)

8. Restructuring

     Summary of Total Restructuring and Other Impairment Charges.

     The following table sets forth a summary of total restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of August 31, 2003 (in thousands):

					Non-cash
		Charges and	Charges and		activity
		adjustments to	adjustments to	Utilization of	disposal
		charges in three	charges in three	cash in six	losses in six
	Balance as of	months ended	months ended	months ended	months ended	Balance as of
All Plans	Feb. 28, 2003	May 31, 2003	Aug. 31, 2003	Aug. 31, 2003	Aug. 31, 2003	Aug. 31, 2003

Lease obligations and terminations	$11,637	$5,478	$210	$(2,596)	$—	$14,729 (1)
Severance and related benefits	2,296	1,293	(76)	(2,684)	—	829
Impairment charges and write-downs	—	3,190	—	—	(3,190)	—
Other	287	176	211	(638)	—	36

Subtotal	$14,220	$10,137	$345	$(5,918)	$(3,190)	15,594

Reclassification of deferred rent						504

Total						$16,098

(1)	Certain accrued lease obligations extend through fiscal year 2009.

     Fiscal 2004 Restructuring and Other Impairment Charges.

     Plan FY04 Q1 Restructuring and Other Impairment Charges (“Plan FY04 Q1”). During the three months ended May 31, 2003, the Company announced and implemented a restructuring plan designed to further align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 8%, further consolidation of our U.S. product development functions to our corporate headquarters in Rockville, Maryland, further reduced discretionary spending and lease terminations. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 94 employees, 72 of which were involuntary, across most business functions and geographic regions. Involuntary terminations by geographic region included 66 in the U.S., 3 in Mexico, 2 in Canada and 1 in Japan. All terminated employees were notified by May 31, 2003 and were not required to render service to the Company beyond the earlier of their termination date or minimum retention period of 60 days (as defined by SFAS 146 “Accounting for Exit or Disposal Activities” (“SFAS 146”)). The Company recorded a facility charge of approximately $5.9 million during the three months ended May 31, 2003 related to the Company vacating and subleasing approximately 26% of its corporate headquarters building in Rockville, Maryland, as well as further reductions of office space in San Carlos, California; Atlanta, Georgia; Irving, Texas and Detroit, Michigan. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. During the three months ended August 31, 2003, the Company recorded an adjustment to facility charges of approximately $0.1 million, as a result of finalizing the sublease of vacated space in its corporate headquarters building in Rockville, Maryland.

     In accordance with SFAS 146, in periods subsequent to the initial recording of the Plan FY04 Q1 facilities charge, the Company will recognize accretion expense due to the passage of time. Accretion expense will be recorded as an additional restructuring-related expense and increase to restructuring liabilities.

     In accordance with SFAS 144, the Company recorded a write-down relating to the restructuring of approximately $3.2 million during the three months ended May 31, 2003. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to permanently vacating office space in the previously mentioned facilities.

     The following table sets forth a summary of Plan FY04 Q1 restructuring and other impairment charges, payments made and the remaining liabilities as of August 31, 2003 (in thousands):

					Non-cash
			Adjustments to	Utilization of	activity disposal
		Charges in three	charges in three	cash in six	losses in six
	Balance as of	months ended	months ended	months ended	months ended	Balance as of
Plan FY04 Q1	Feb. 28, 2003	May 31, 2003	Aug. 31, 2003	Aug. 31, 2003	Aug. 31, 2003	Aug. 31, 2003

Lease obligations and terminations	$—	$5,858	$161 (1)	$(891)	$—	$5,128
Severance and related benefits	—	1,348	60	(1,166)	—	242
Impairment charges and write-downs	—	3,190	—	—	(3,190)	—

Subtotal	$—	$10,396	$221	$(2,057)	$(3,190)	5,370

Reclassification of deferred rent						504

Total						$5,874

(1)	Includes $58 of accretion expense

     Fiscal 2003 Restructuring and Other Impairment Charges.

     Plan FY03 Q4 Restructuring Charges (“Plan FY03 Q4”). During the three months ended February 28, 2003, the Company announced and implemented a restructuring plan designed to further align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 10%, consolidation of most of our U.S. product development functions to our corporate headquarters in Rockville, Maryland, further reduced discretionary spending and lease termination costs. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 123 employees, 76 of which were involuntary, across most business functions and geographic regions. Involuntary terminations by geographic region included 68 in the U.S., 7 in Europe and 1 in Canada. All terminated employees were notified by February 28, 2003 and were not required to render service to the Company beyond the earlier of their termination date or minimum retention period of 60 days (as defined by SFAS 146). The Company recorded a charge for severance and related benefits of approximately $1.4 million during the three months ended February 28, 2003. The Company also recorded a facility charge of approximately $0.4 million during the three months ended February 28, 2003, related to closure of the Milan, Italy office and the expected loss of sublease rental income from a previously closed office in London, England. These costs include management’s best estimates of expected sublease income. The Company also recorded other charges of approximately $0.2 million related to relocation costs during the three months ended February 28, 2003. During the six months ended August 31, 2003, the Company incurred adjustments to charges of approximately $0.4 million related to our initiative in the three months ended February 28, 2003 to relocate certain employees under the consolidation of our U.S. product development functions.

     The following table sets forth a summary of Plan FY03 Q4 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of August 31, 2003 (in thousands):

		Adjustments to	Adjustments to
		Plan FY03 Q4	Plan FY03 Q4	Utilization of
		charges in three	charges in three	cash in six
	Balance as of	months ended	months ended	months ended	Balance as of
Plan FY03 Q4	Feb. 28, 2003	May 31, 2003	Aug. 31, 2003	Aug. 31, 2003	Aug. 31, 2003

Lease obligations and terminations	$267	$—	$19	$(281)	$5
Severance and related benefits	1,061	60	5	(798)	328
Other	187	176	211	(574)	—

Total	$1,515	$236	$235	$(1,653)	$333

     Plan FY03 Q3 Restructuring Charges (“Plan FY03 Q3”). During the three months ended November 30, 2002, the Company announced and implemented a restructuring plan designed to further align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 12%, a reduction in contractors, further reductions in discretionary spending, the planned closure of our office in Ratingen, Germany and relocation of our German operations to Munich and reduction of office space in London, England and San Carlos, California. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 163 employees, 144 of which were involuntary, across most business functions and geographic regions. Terminations by geographic region included 96 in the U.S., 42 in Europe, 3 in Asia-Pacific, 2 in Canada and 1 in Mexico. All terminated employees were notified by November 30, 2002. The Company recorded a charge for severance and related benefits of approximately $3.6 million during the three months ended November 30, 2002. The Company also recorded a facility charge of approximately $3.3 million during the three months ended November 30, 2002, related to the planned abandonment of leased office space in Ratingen, Germany and the reduction of office space in London, England and San Carlos, California. These costs include management’s best estimates of expected sublease income. The Company also recorded other charges of approximately $0.3 million related to contract termination costs during the three months ended November 30, 2002. During the six months ended August 31, 2003, the Company recorded an adjustment to facility charges of approximately $(0.4) million. The adjustment was the result of finalizing the sublease of a portion of its abandoned leased office space in San Carlos, California as well as management’s best estimate of the likely outcome of recent negotiations to sublease the remaining abandoned space in the same facility.

     In accordance with SFAS 144, the Company recorded a write-down relating to the restructuring of approximately $1.0 million during the three months ended November 30, 2002. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the closure of certain facilities.

     The following table sets forth a summary of Plan FY03 Q3 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of August 31, 2003 (in thousands):

		Adjustments to	Adjustments to
		Plan FY03 Q3	Plan FY03 Q3	Utilization of
		charges in three	charges in three	cash in six
	Balance as of	months ended	months ended	months ended	Balance as of
Plan FY03 Q3	Feb. 28, 2003	May 31, 2003	Aug. 31, 2003	Aug. 31, 2003	Aug. 31, 2003

Lease obligations and terminations	$3,162	$(380)	$30	$(815)	$1,997
Severance and related benefits	1,011	(56)	13	(709)	259
Other	20	—	—	(20)	—

Total	$4,193	$(436)	$43	$(1,544)	$2,256

     Plan FY03 Q2 Restructuring Charges (“Plan FY03 Q2”). During the three months ended August 31, 2002, the Company announced and implemented a restructuring plan designed to further align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 9%, a reduction in the number of contractors, reductions in discretionary spending and the closure of our remaining office space in Denver, Colorado and reduction of office space in Atlanta, Georgia and Chicago, Illinois. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 238 employees, 123 of which were involuntary, across most business functions and geographic regions. Terminations by geographic region included 83 in the U.S., 37 in Europe, 2 in Mexico and 1 in Canada. All terminated employees were notified by August 31, 2002. The Company recorded a charge for severance and related benefits of approximately $2.8 million during the three months ended August 31, 2002. The Company also recorded a facility charge of approximately $4.9 million during the three months ended August 31, 2002, related to the abandonment of leased office space in Denver and the reduction of office space in Atlanta, offset by a credit of approximately $0.7 million related to the reduction of a previously recorded office space liability assumed as part of the Talus Solutions, Inc. (“Talus”) acquisition where the landlord subsequently agreed to reduce the remaining office space and lease obligation held by the Company. These costs include management’s best estimates of expected sublease income. The Company also recorded a charge of approximately $0.3 million during the three months ended August 31, 2002, related to contract termination costs. During the six months ended August 31, 2003, the Company recorded an adjustment to severance charges of approximately ($0.2) million from prior restructuring charges.

     In accordance with SFAS 144, the Company recorded a write-down relating to the restructuring of approximately $0.2 million during the three months ended August 31, 2002. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the closure of certain facilities.

     Plan FY03 Q2 Other Impairment Charges. In accordance with SFAS 144, the Company recorded an impairment charge of approximately $1.2 million during the three months ended August 31, 2002 related to the discontinued use of a portion of the Company’s sales force automation software, which is being replaced with another tool. The remaining net book value at August 31, 2002 of $0.7 million is being amortized over its remaining useful life of approximately fifteen months.

     The following table sets forth a summary of Plan FY03 Q2 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of August 31, 2003, (in thousands):

		Adjustments to
		Plan FY03 Q2	Utilization of
		charges in three	cash in six
	Balance as of	months ended	months ended	Balance as of
Plan FY03 Q2	Feb. 28, 2003	Aug. 31, 2003	Aug. 31, 2003	Aug. 31, 2003

Lease obligations and terminations	$4,016	$—	$(220)	$3,796
Severance and related benefits	165	(154)	(11)	—

Total	$4,181	$(154)	$(231)	$3,796

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

     The following table sets forth a summary of Plan FY02 restructuring charges, payments made against those charges and the remaining liabilities as of August 31, 2003 (in thousands):

		Adjustments to
		Plan FY02	Utilization of
		charges in three	cash in six
	Balance as of	months ended	months ended	Balance as of
Plan FY02	Feb. 28, 2003	May 31, 2003	Aug. 31, 2003	Aug. 31, 2003

Lease obligations and terminations	$1,016	$—	$(39)	$977
Severance and related benefits	59	(59)	—	—

Total	$1,075	$(59)	$(39)	$977

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

     The following table sets forth a summary of Plan FY99 restructuring charges, payments made against those charges and the remaining liabilities as of August 31, 2003 (in thousands):

		Utilization of
		cash in six
	Balance as of	months ended	Balance as of
Plan FY99	Feb. 28, 2003	Aug. 31, 2003	Aug. 31, 2003

Lease obligations and terminations	$3,176	$(350)	$2,826
Other	80	(44)	36

Total	$3,256	$(394)	$2,862

9. Income Taxes

     Income tax expense of $420,000 and $619,000 was recorded for the three and six months ended August 31, 2003, respectively. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Management assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, it establishes a valuation allowance. The Company considers historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if management determines that the amount to be realized is greater or less than the valuation allowance recorded. Based on various factors, including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of the Company’s loss for fiscal 2003 and estimates of future profitability, management has concluded that future taxable income will, more likely than not, be insufficient to recover its net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of the Company’s deferred tax assets, management recorded a valuation allowance for the full amount of its net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in fiscal 2003. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

10.	Credit Facility and Restricted Cash

     The Company has a one year unsecured revolving credit facility with Silicon Valley Bank (“SVB”) for $20.0 million which will expire on January 31, 2004, unless renewed. Under the terms of this credit facility, the Company may request cash advances, letters of credit, or both. The credit facility requires the Company to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be greater than $130.0 million as of August 31, 2003 and greater than $120.0 million for all quarters thereafter; and (ii) a ratio of (a) cash, cash equivalents and marketable securities deposited with SVB and its affiliates plus accounts receivable to (b) current liabilities plus, long-term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 2.0 to 1.0.

     In addition, the SVB credit facility requires the Company to maintain $70.0 million in funds with SVB and its affiliates. The credit facility also restricts the amount of additional debt the Company can incur and restricts the amount of cash that the Company can use for acquisitions and for the repurchase of convertible debt. Under the terms of the SVB credit facility, the Company retains the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the credit facility, SVB has the right to obtain a lien on all of the Company’s assets, other than intellectual property, upon an occurrence of default, unless the Company terminates the facility as provided above. The credit facility also provides that, upon an event of default, the Company is prohibited from paying a cash dividend to its shareholders. As of August 31, 2003, the Company had $10.5 million in letters of credit outstanding under this line to secure its lease obligations for certain office space. The Company was in compliance with all financial covenants as of August 31, 2003.

     Prior to entering into the credit facility agreement with SVB, the Company had a credit facility agreement with Bank of America (“BOA”) that expired on February 26, 2003. As of August 31, 2003, the Company had $4.0 million in a letter of credit outstanding with BOA which was fully collateralized. The letter of credit is used to secure a lease obligation for certain international office space. The cash collateral is presented as restricted cash in the condensed consolidated balance sheet as of August 31, 2003. During the three months ended August 31, 2003, the Company was informed by BOA that they would not renew the letter of credit. As of August 31, 2003, the holder would not accept a replacement for the letter of credit from another bank on terms that were favorable to the Company. The holder has the right to request a cash draw on the letter of credit and may do so in future periods.

     The Company has an additional credit agreement with SVB, as amended, under which the Company was able to borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to the greater of the three year treasury note rate plus 5% or 8.25%, and are repaid monthly over a 36 month period. During fiscal 2003, the Company borrowed $2.9 million under this credit facility. The facility allowed for borrowings through March 31, 2003. The principal balance remaining as of August 31, 2003 was approximately $2.2 million. The Company was in compliance with all financial covenants as of August 31, 2003.

11.	Supplemental Cash Flow Information

The Company paid total interest of $6.6 million and $6.3 million during the six months ended August 31, 2003 and 2002, respectively.

Supplemental information of non-cash financing activities is as follows:

-	The Company recorded approximately $4.7 million in capital leases during the six months ended August 31, 2002.

12.	Subsequent Event

In October 2003, the Company exchanged $22.5 million of its 5% Convertible Subordinated Notes Due 2007 (the “Notes”) for 3,045,000 shares of its common stock in two privately negotiated transactions with a group of affiliated note holders. The offer and issuance of the common stock underlying these transactions are exempt from registration under Section 3(a)(9) of the Securities Act of 1933 and may be freely traded upon issuance.

     At the current conversion price of $44.0625 per share, the $22.5 million of Notes exchanged would have been convertible into 510,638 shares of common stock. For accounting purposes, the additional 2,534,362 shares of common stock that we issued in these transactions are considered an inducement for the holders to convert their Notes, which requires the Company to record a non-operating expense equal to the fair value of the additional shares issued to the holders. Accordingly, the Company will record a non-cash debt conversion expense of approximately $16.4 million during the quarterly period ended November 30, 2003. These transactions will also result in a $22.5 million reduction of the Notes outstanding and will increase stockholder equity by $22.5 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements:

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

Overview:

     We are a leading global provider of demand and supply chain management software. We also provide software for service & parts management and supplier relationship management. We have a solutions-based approach to client delivery – selling configured sets of our software products that address the specific demand and supply chain business processes that our clients want to improve. Our software helps companies lower operating costs, improve customer service, increase revenue, enhance profitability and accelerate revenue and earnings growth. They do this by creating efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our software solutions and solutions delivery approach, which combine the proven cost-reducing power of our supply chain management software solutions with the revenue-enhancing capability of demand and revenue management software, provide additional benefits by providing businesses with the ability to simultaneously optimize cost and revenue to enhance profitability on an enterprise-wide basis. These solutions integrate pricing, forecasting, and operational planning and execution to help companies enhance margins across their enterprises and extended trading networks.

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

     Increasing global competition, shortening product life cycles and more demanding customers are forcing businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. We focus the development of our software on addressing the changing needs of companies in the markets we serve, including the need to do business in extended trading networks. We offer solutions to companies in many industries including automotive; chemical & energy; communications; consumer packaged goods; food & beverage; government, aerospace & defense; high technology; industrials; life sciences; retail; third-party logistics; and travel, transportation & hospitality. Our customer base of approximately 1,200 clients includes large, multinational enterprises such as 3Com Corporation; AT&T; Boeing Co.; BP; Brown & Williamson Tobacco Corp.; Caterpillar Mexico S.A. de C.V.; Cisco Systems Inc.; Coca-Cola Bottling Co. Consolidated; Continental Airlines; Delta Air Lines; DHL Aviation NV/SA; DuPont; Fairchild Semiconductor; Ford Motor Company; Harley-Davidson, Inc.; Hormel Foods Corp.; Kraft Foods, Inc.; Levi Strauss & Co.; Nestlé; RadioShack Corporation; Texas Instruments Incorporated; and Unilever Home & Personal Care, USA; as well as mid-sized enterprises.

     During fiscal 2002 and fiscal 2003, we faced challenges in our ability to stabilize revenue and operating performance and to expand market share as the progressive weakening of global economic conditions resulted in deterioration in the markets for our products and services. The weak macroeconomic environment over this time included a recession in the United States economy that was fueled by substantial reductions in capital spending by corporations world-wide, especially spending on information technology. We believe that the primary reasons for the decrease in information technology spending in fiscal 2002 and 2003 related to concerns of our clients and prospects about committing to large capital projects in the face of uncertain global economic conditions and the impact of these conditions on their respective businesses. As a result, organizations intensified their efforts to identify and realize potential cost savings, in part, by sharply restricting their software procurement to well-defined current needs. In addition, in the years preceding the global economic slowdown, many corporations made capital expenditures in anticipation of future growth that did not materialize, thereby reducing their capital expenditure needs in our fiscal 2002 and fiscal 2003 years.

     In response to these weak economic conditions, we enacted a number of cost containment and cost reduction measures during fiscal 2003 to better align our cost structure with expected revenue, including:

•	reducing our employee workforce by 26% across the organization, from 1,529 employees at May 31, 2002 to 1,133 employees at February 28, 2003;

•	implementing a mandatory unpaid leave programs for all U.S. employees during the first week in July and September of fiscal 2003 and a voluntary week of unpaid leave during our second and third quarters of fiscal 2003 for our European employees;

•	reducing our office space; and

•	increasing the proportion of product development work performed by third party contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale.

     As we entered fiscal 2004, market conditions continued to be challenging. Geopolitical concerns and uncertainties, such as the war on terrorism, the events leading up to, and the subsequent war with Iraq and other hostilities in various parts of the world, as well as an unclear global economic picture, continue to influence corporations’ willingness to make significant capital expenditures. Demand for our solutions designed to optimize pricing and revenue management, a component of our demand management solutions, and our supplier relationship management solutions have been more severely impacted than our other solutions for which there are more mature markets. Although our markets in most industries and geographies deteriorated, industries most severely impacted include, among others, chemical & energy, high technology and travel, transportation & hospitality. Industries less affected include automotive, communications, consumer packaged goods, food & beverage, government, aerospace & defense, life sciences and retail, as consumer spending, especially in the United States, has remained relatively stable. Our clients and prospects in these markets continued to invest in application software, including our offerings, although at reduced levels in most cases. During the quarter ended August 31, 2003, we experienced increased demand in certain commercial sectors, including automotive, consumer packaged goods and high technology. Customers are generally licensing fewer software modules than in past years. We have not lost any major customers or contracts in recent quarters that have negatively impacted revenue.

     Our cost containment and cost reduction measures enacted in fiscal 2003 and fiscal 2004 have lessened the adverse impact of our declining revenue on our financial performance as a result of sustained depressed levels of capital spending on information technology. During six months ended August 31, 2003, we reduced our employee workforce from 1,133 employees at February 28, 2003 to 971 employees at August 31, 2003 or 14% across the organization. Although total revenue decreased 13.3%, or $19.2 million, during the six months ended August 31, 2003 compared to the same period in fiscal 2003, our aggregate cost of software, cost of services and support, cost of reimbursed expenses, cost of sales and marketing, product development and general and administrative expenses, excluding amortization of acquired technology and non-cash stock compensation expense, decreased 28.0%, or $48.2 million, over the same period.. Most of the decline in total revenue for the three and six months ended August 31, 2003 resulted from decreases in services and reimbursed expense revenue, which has historically represented our lowest gross margin source of revenue. During the quarter ended August 31, 2003, product-related revenue (software and support) declined $0.5 million, or 1.2%, while services-related revenue (services and reimbursed expenses) declined $9.8 million, or 31.9%, as compared to the prior year quarter. Other information related to software license transactions through and during the quarter ended August 31, 2003 include:

•	the third consecutive sequential quarter of increased number of software transactions of $1.0 million or greater;

•	six software transactions of $1.0 million or greater closed in our second quarter in fiscal 2004, the most since our first quarter in fiscal 2003;

•	27 significant software transactions closed in our second quarter of fiscal 2004, the most since our comparable quarter in the prior year; and

•	a decrease in average selling price (“ASP”) to $556,000 in the three months ended August 31, 2003.

     During our six months ended August 31, 2003, international revenue as a percentage of total revenue and software revenue was 32.2% and 37.7%, respectively, as compared to 23.0% and 22.6% in the comparable prior year period. Within the Americas region, a significant portion of our software revenue was derived from our government, aerospace & defense (“GAD”) customers, offsetting softness in the remainder of the Americas. We received the final installment under a large multi-year government contract during our first quarter of fiscal 2004.

     The following table shows the number of significant software transactions, software transactions of $1.0 million or greater and ASP for the past six fiscal quarters (ASP in thousands):

			Software
	Significant		Transactions
	Software		$1.0 Million
Quarter Ended	Transactions (1)	ASP	or Greater

May 31, 2002	21	$1,101	8
August 31, 2002	27	614	4
November 30, 2002	22	596	3
February 28, 2003	19	896	4
May 31, 2003	14	1,279	5
August 31, 2003	27	556	6

(1)	Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

     Our ASP for software license transactions declined from the level achieved in the quarter ended May 31, 2003 as a result of lower concentration of software revenue from the GAD sector and an increase in smaller transactions with existing customers. Software license transactions in the GAD sector tend to be larger in size than other market sectors due to the relative size of the customers and scope of use.

     During the quarter ended May 31, 2003, we announced and implemented a restructuring plan designed to further align our cost structure with expected revenue, since we expected market conditions to be challenging for us during our second quarter of fiscal 2004 and possibly beyond. Actions taken included a reduction in the Company’s employee workforce of approximately 8%, the vacating of and negotiations to sublease approximately 26% of our corporate headquarters space for an amount less than our current rent obligation (the sublease was finalized during the quarter ended August 31, 2003), the further consolidation of our U.S. product development functions to our corporate headquarters in Rockville, MD, further reduced discretionary spending and lease terminations.

     The following table includes the condensed consolidated statements of operations data for the three and six months ended August 31, 2003 and 2002 expressed as a percentage of revenue:

	Three months ended August 31,		Six months ended August 31,
	2003	2002	2003	2002

REVENUE:
Software	29.8%	25.9%	30.1%	29.5%
Services	30.8%	39.5%	31.8%	37.7%
Support	35.3%	30.4%	33.9%	28.7%
Reimbursed expenses	4.0%	4.2%	4.1%	4.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Cost of software	7.5%	7.0%	7.1%	7.7%
Amortization of acquired technology	5.9%	5.1%	5.7%	4.5%
Cost of services and support	35.1%	36.2%	35.5%	35.4%
Cost of reimbursed expenses	4.0%	4.2%	4.1%	4.1%
Sales and marketing	26.9%	34.7%	26.2%	38.2%
Product development	14.8%	23.9%	16.0%	23.7%
General and administrative	9.9%	10.1%	9.8%	9.9%
Amortization of intangibles	1.7%	1.4%	1.6%	1.3%
Restructuring and other impairment charges	0.6%	12.6%	8.4%	6.1%
Purchased research and development	—	—	—	2.6%
Non-cash stock compensation expense	0.8%	1.2%	1.0%	1.3%

Total operating expenses	107.1%	136.5%	115.3%	134.8%

Loss from operations	(7.1)%	(36.5%)	(15.3)%	(34.8%)
Other expense, net	(5.6)%	(2.2)%	(5.3)%	(2.6)%

Loss before income taxes	(12.6%)	(38.7%)	(20.6%)	(37.4%)
Provision for income taxes	0.7%	29.6%	0.5%	14.4%

Net loss	(13.3)%	(68.2%)	(21.1)%	(51.8%)

     The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation expense as follows (in thousands):

	Three months ended August 31,		Six months ended August 31,

	2003	2002	2003	2002

Cost of services and support	$236	$427	$597	$905
Sales and marketing	124	123	332	510
Product development	35	99	83	185
General and administrative	92	196	200	322

	$487	$845	$1,212	$1,922

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

     We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, allowance for doubtful accounts, capitalized software, valuation of long-lived assets, including intangible assets and impairment review of goodwill, income taxes, restructuring-related expenses and stock-based compensation plans. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the audited financial statements and notes included in the Annual Report on Form 10-K of the Company for the fiscal year ended February 28, 2003 for further discussion of our accounting policies.

Revenue Recognition and Deferred Revenue

     Our revenue consists of software license revenue, services revenue, support revenue and reimbursed expenses. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9”),” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition.” Software license revenue, services revenue and support revenue are generally recognized when the four basic criteria of SOP 97-2 and SAB 101 are met as follows:

•	Persuasive evidence of an arrangement exists: We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

•	Delivery has occurred or services have been rendered: Delivery occurs when media containing the licensed program is provided to a common carrier FOB shipping point or, in the case of electronic delivery, the customer is given access to the licensed programs.

•	Fixed or determinable fee: We consider the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within 12 months of the agreement date. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable. We consider services fees to be fixed or determinable if the services fee or rates for time and material contracts are not subject to refund or adjustment.

•	Collection is probable: We perform a credit review for all significant transactions at the time the arrangement is executed to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as they become due. If we determine that collection is not probable, we defer recognition of the revenue until collection.

     If a software license contains customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Fees are allocated to the various elements of software license agreements using the residual method, based on vendor specific objective evidence (“VSOE”) of fair value of any undelivered elements of the arrangement. VSOE of fair value for support services is provided by the renewal rate. VSOE of fair value for implementation services is based upon separate sales of services at stated hourly rates by level of consultant. Under the residual method, we defer revenue for the fair value of its undelivered elements based on VSOE of fair value, and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 and SAB 101 have been met.

     Typically, payments for software licenses are due within twelve months of the agreement date. When software license agreements call for payment terms of twelve months or more from the agreement date, software revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. When we provide services that are considered essential to the functionality of software products licensed or if the licensed software requires significant production, modification or customization, we recognize revenue on a percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain

Production Type Contracts.” In these cases, software revenue is deferred and recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

     Implementation services are separately priced and sold, are generally available from a number of suppliers and typically are not essential to the functionality of our software products. Implementation services, which include project management, systems planning, design and implementation, customer configurations and training are billed on an hourly basis (time and materials) or under fixed price contracts. Implementation services are recognized as the work is performed. On fixed price contracts, services revenue is recognized using the percentage-of-completion method of accounting by relating labor hours incurred to date to total estimated labor hours. In the event services are billed in advance of work being performed, the billed amount is initially recorded as deferred services revenue and recognized as services revenue when the work is performed.

     Recently, the proportion of services engagements under fixed-fee arrangements has increased relative to prior periods. We expect the proportion of services engagements under fixed-fee arrangements to fluctuate in future periods. Accordingly, our reported revenue and operating performance will be subject to increased levels of estimates and uncertainties in future periods.

     The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software and services revenue under certain contracts and related expenses reported in our Condensed Consolidated Financial Statements. A number of internal and external factors can affect our estimates to complete client engagements including skill level and experience of project managers and staff assigned to engagements and continuity and attrition level of implementation consulting staff. Changes in the estimated stage of completion of a particular project could create variability in our revenue and results of operations if we are required to increase or decrease previously recognized revenue related to a particular project or we expect to incur a loss on the project.

     Support revenue includes post-contract customer support and the rights to unspecified software upgrades and enhancements. Customer support is generally billed annually, initially recorded as deferred revenue and recognized as support revenue ratably over the support period.

Allowance for Doubtful Accounts

     For each of the three years in the period ended February 28, 2003, our provision for doubtful accounts has ranged between approximately 2% and 3% of total revenue. For the six months ended August 31, 2003, our provision for doubtful accounts was approximately 1% of revenue. The decrease as a percentage of revenue from prior periods resulted from improved collections experience. We initially record the provision for doubtful accounts based on our historical experience of write-offs and adjust our allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, historical write-off experience, the credit-worthiness of the customer, the economic conditions of the customer’s industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. Based on our total revenue reported for the quarter ended August 31, 2003, our provision for doubtful accounts would change by approximately $2.4 million annually for a 1% change in proportion of total revenue. The provision for doubtful accounts is included in sales and marketing expense (for software license receivables) and cost of services and support (for services and support fees receivable), in the condensed consolidated statement of operations.

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

     When we determine that technological feasibility occurs at a later date, such as coincident with general product release to clients, we do not capitalize any software development costs. This would increase our reported operating expenses in the short-term by the amounts we do not capitalize. The amounts of software development costs that we have capitalized have ranged between $2.1 million and $3.6 million per quarter during fiscal 2001, fiscal 2002 and fiscal 2003, and our first two quarters in fiscal 2004. The estimated economic life of our capitalized software development costs is subject to change in future periods based on our experience with the length of time our products or enhancements are being or are expected to be used. A change in the expected economic life of our capitalized software development costs of six months would change our quarterly operating expenses by approximately $(0.4) million to $0.7 million.

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

     As of August 31, 2003 our net book value of long-lived assets consisted of the following (in thousands):

Property and equipment	$25,199
Software development costs	12,991
Software developed for internal use	2,809
Goodwill	185,386
Acquired technology	34,114
Customer relationships	18,650

Total	$279,149

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

     Also, as part of the process of preparing our condensed consolidated financial statements, we are required to estimate our full-year income and the related income tax expense in each jurisdiction in which we operate. Changes in the geographical mix or estimated level of annual pretax income can impact our overall income tax expense. This process involves estimating our current tax liabilities in each jurisdiction in which we operate.

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

     Prior to December 31, 2002, we accounted for the costs associated with the reduction of our workforce in accordance with Emerging Issues Task Force No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). Accordingly, we recorded the liability related to involuntary termination costs when the following conditions were met: (i) management with the appropriate level of authority approved a termination plan that committed us to such plan and established the benefits the employees would receive upon termination; (ii) the benefit arrangement was communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identified the number of employees to be terminated, their locations, and their job classifications; and (iv) the period of time to implement the plan did not indicate changes to the plan were likely. The termination costs we record are not associated with, nor do they benefit, continuing activities. Prior to December 31, 2002, we accounted for lease termination costs in accordance with EITF 94-3. Accordingly, we recorded the costs associated with lease termination, abandonment or both when the following conditions were met: (i) management with the appropriate level of authority approved a termination plan that committed us to such plan; (ii) the plan specifically identified all activities that would not be continued, including the method of disposition and location of those activities, and the expected date of completion; (iii) the period of time to implement the plan does not indicate changes to the plan were likely; and (iv) the leased property had no substantive future use or benefit to us. We recorded the liability associated with lease termination, abandonment or both as the sum of the total remaining lease costs and related exit costs, less probable sublease income or the expected lease termination fees or penalties. We accounted for costs related to long-lived assets abandoned in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) and, accordingly, charged to expense the net carrying value of the long-lived assets when we ceased to use the assets.

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

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002

Net loss, as reported	$(7,959)	$(47,717)	$(26,430)	$(74,798)
Add: Stock-based compensation expense included in reported net loss, net of tax	487	845	1,212	1,922
Less: Stock-based compensation, net of tax (1)	(2,068)	(6,180)	(311)	(13,689)

Pro forma net loss	$(9,540)	$(53,052)	$(25,529)	$(86,565)

Basic and diluted loss per share, as reported	$(0.11)	$(0.68)	$(0.38)	$(1.08)
Basic and diluted loss per share, pro forma	$(0.14)	$(0.76)	$(0.36)	$(1.25)

(1)	Includes the impact of stock option forfeitures related to employee terminations.

     Consistent with our accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited condensed consolidated financial statements, we have not provided a tax benefit or expense on the pro forma expense in the above table.

     Stock options granted had weighted average fair values of $4.26 per share for both the three and six months ended August 31, 2003, and $2.85 and $3.63 per share, respectively, during the three and six months ended August 31, 2002, as calculated using the Black-Scholes option valuation model. The weighted average estimated fair value of the common stock purchase rights granted under our employee stock purchase plan during the three and six months ended August 31, 2003 was $1.10 per share, and during the three and six months ended August 31, 2002 was $4.27 per share.

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

	OPTIONS		ESPP		OPTIONS		ESPP

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	August 31,		August 31,		August 31,		August 31,
	2003	2002	2003	2002	2003	2002	2003	2002

Risk-free interest rate	2.63%	2.53%	1.36%	1.75%	2.63%	2.53%	1.36%	1.75%
Expected term	5.63 years	3.95 years	6 months	6 months	5.63 years	3.95 years	6 months	6 months
Volatility	1.03	1.01	.8492	.8705	1.03	1.01	.8492	.8705
Dividend Yield	0%	0%	0%	0%	0%	0%	0%	0%

Results of Operations:

Revenue:

     Software Revenue. Software revenue decreased 1.7%, or $0.3 million, and decreased 11.5%, or $4.9 million, for the three and six months ended August 31, 2003, respectively, compared to the same periods in 2002.

     The following tables summarize our software transactions for the three and six months ended August 31, 2003 and 2002:

	Three Months Ended		Six Months Ended
	August 31,		August 31,

	2003	2002	2003	2002

Significant Software Transactions (1)
Existing Customers
Total number of transactions	19	16	30	26

New Customers
Total number of transactions	8	11	11	22

Total Customers
Number of transactions $100,000 to $999,999	21	23	30	36
Number of transactions $1.0 million and greater	6	4	11	12

Total number of transactions	27	27	41	48

Average selling price (in thousands)	$556	$614	$803	$827

(1)	Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

     The decrease in software revenue for the quarter ended August 31, 2003 compared to the prior year quarter was due to a decline in ASP as a result of a larger number of software transactions with existing customers between $100,000 and $300,000, offset by increased software revenue from transactions accounted for on a percentage-of-completion (“POC”) basis. ASP for new customers increased 44% to $927,000 for the quarter ending August 31, 2003 compared to the prior year quarter while ASP for existing customers decreased 33% to $400,000. We signed one software license transaction during the quarter ended May 31, 2003 in excess of $1 million that is being accounted for on a POC basis over the implementation period which is expected to be completed by December 2003.

     The decrease in software revenue for the six months ended August 31, 2003 was due to the decline in the number of significant software transactions closed, offset by increased software revenue from transactions accounted for on a POC basis. For more details on our software revenue during the three and six months ended August 31, 2003 and 2002, see “Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

     Services Revenue. Services revenue decreased 33.3%, or $9.2 million, and decreased 26.7%, or $14.6 million, during the three and six months ended August 31, 2003, respectively, compared to the same periods in the prior year. The decrease in services revenue during the three and six months ended August 31, 2003 resulted from the decrease in the number of completed software license transactions in fiscal 2002, fiscal 2003 and the first half of fiscal 2004 and resulting lower demand for implementation services and, to some extent, pricing pressure and changes in geographic mix in overall service revenue to regions with lower service rates. As a result of these factors, we believe that services revenue in fiscal 2004 will be lower than fiscal 2003. Services revenue tends to track software license revenue in prior periods. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

     Support Revenue. Support revenue decreased 0.8%, or $0.2 million, and increased 2.7%, or $1.1 million, during the three and six months ended August 31, 2003, respectively, compared to the same periods in 2002. The increase in support revenue during the six months ended August 31, 2003 was due to the increase in the base of clients that have licensed our software products and entered into annual support arrangements coupled with renewals of annual support agreements by our existing client base. In the past, we have experienced high rates of renewed annual support contracts. There can be no assurance that our historical rate will continue. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

     International Revenue. We market and sell our software and services internationally, primarily in Europe, Asia Pacific, Canada and Central and South America. Revenue outside of the United States was 36.6% and 23.9% of total revenue, or $21.8 million and $16.7 million, during the three months ended August 31, 2003 and 2002, respectively, and 32.2% and 23.0% of total revenue, or $40.3 million and $33.3 million, during the six months ended August 31, 2003 and 2002, respectively. The increase in international revenue was due to growth in the emerging markets of Asia Pacific and improved sales execution in Europe.

     During the three and six months ended August 31, 2003, revenue in Asia-Pacific increased 47.2% to $6.6 million, and 35.1% to $11.8 million, respectively, over the same periods in the prior year. Revenue in Europe increased 33.0% to $14.2 million, and 21.1% to $26.3 million, respectively, over the same periods in the prior year.

Operating Expenses:

     Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three and six months ended August 31, 2003 and 2002 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002

Amortization of capitalized software	$2,775	$2,814	$5,208	$6,412
Percentage of software revenue	15.6%	15.5%	13.8%	15.0%
Other costs of software	1,674	2,078	3,657	4,718
Percentage of software revenue	9.4%	11.5%	9.7%	11.1%

Total cost of software	$4,449	$4,892	$8,865	$11,130
Percentage of software revenue	25.0%	27.0%	23.5%	26.1%

     The decrease in cost of software during the three months and six months ended August 31, 2003 compared to the same periods in 2002 was a result of decreases in royalties paid to third parties as a result of the mix of software sold and lower software revenue and decreased amortization of capitalized software. Amortization of capitalized software development costs does not vary with software revenue, while royalty fees do.

     Amortization of Acquired Technology. In connection with our acquisitions of the assets and business of Western Data Systems of Nevada, Inc. (“WDS”) and Digital Freight Exchange, Inc. (“DFE”) in fiscal 2003 and certain previous acquisitions, we acquired developed technology that we offer as part of our integrated solutions. Acquired technology is amortized over periods ranging from four to six years. We expect annual amortization of acquired technology to be approximately $14.2 million in fiscal 2004. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

     Cost of Services and Support. Cost of services and support includes primarily personnel and third party contractor costs. Cost of services and support as a percentage of related revenue was 53.0% and 51.7% in the three months ended August 31, 2003 and 2002, respectively, and 53.9% and 53.3% during the six months ended August 31, 2003 and 2002, respectively. Cost of services and support decreased 17.2%, or $4.3 million, and 13.0%, or $6.7 million, during the three and six months ended August 31, 2003, respectively, compared to the same periods in 2002. The decrease in cost of services and support was attributable to an overall decrease in the average number of services and support employees to 377 and 388 during three and six months ended August 31, 2003, respectively, compared to 486 and 469 in the same periods of fiscal 2003. This was a result of the implementation of our cost containment and cost reduction initiatives during fiscal 2003 and fiscal 2004.

     Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased 34.0%, or $8.2 million, and 40.5%, or $22.4 million, during the three and six months ended August 31, 2003, respectively, compared to the same periods of fiscal 2003. The decreases during the three and six months ended August 31, 2003 were due to:

▪	an overall decrease in the average number of sales, marketing and business development employees to 219 and 226 during the three and six months ended August 31, 2003, respectively, compared to 355 and 368 in the same periods of fiscal 2003. This was the result of cost containment and cost reduction measures implemented during fiscal 2003 and fiscal 2004; and

▪	a decrease in promotional spending, travel, advertising and public relations spending resulting from cost containment and cost reduction measures implemented in fiscal 2003 and fiscal 2004. Contributing to this decrease was holding our annual United States user conference called enVISION in the third quarter of fiscal 2004, compared to the first quarter of fiscal 2003.

     Product Development. Product development expenses include costs associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily for employees and, to a lesser extent, third party contractors. The following table sets forth product development costs for the three and six months ended August 31, 2003 and 2002 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002

Gross product development costs	$11,322	$19,314	$24,930	$40,434
Percentage of total revenue	19.0%	27.6%	19.9%	28.0%
Less: Capitalized product development costs	2,511	2,633	4,826	6,221
Percentage of total revenue	4.2%	3.8%	3.9%	4.3%

Product development costs, as reported	$8,811	$16,681	$20,104	$34,213
Percentage of total revenue	14.8%	23.9%	16.0%	23.7%

     Gross product development costs decreased 41.4%, or $8.0 million, and 38.3%, or $15.5 million, during the three and six months ended August 31, 2003, respectively, compared to the same periods in fiscal 2003. The decrease in gross product development costs and capitalized product development costs was due to:

•	an overall decrease in the average number of product development employees to 288 and 310 during the three and six months ended August 31, 2003, respectively, compared to 449 and 425 in the same periods of fiscal 2003. This was the result of cost containment and cost reduction measures implemented during fiscal 2003 and fiscal 2004;

•	an increase in the proportion of our development work being performed by contractors in India to take advantage of cost efficiencies associated with India’s lower wage scale; and

•	an overall decrease in the average number of product development contractors in the United States to 23 during both the three and six months ended August 31, 2003, respectively, compared to 60 and 73 in the same periods of 2002. This was the result of cost containment and cost reduction measures implemented during fiscal 2003 and fiscal 2004.

     General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses decreased 16.8%, or $1.2 million, and 14.3%, or $2.0 million, during the three and six months ended August 31, 2003 compared to the same periods in 2002. The decrease was due to a decrease in the average number of general and administrative employees resulting from cost containment and cost reduction measures implemented during fiscal 2003 and fiscal 2004.

     Amortization of Intangibles. Our acquisition of WDS and DFE in our first quarter of fiscal 2003 and certain previous acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles was flat during the three months ended August 31, 2003 compared to the same period in 2002 and increased by $0.2 million during the six months ended August 31, 2003 compared to the same period in 2002 due to the WDS and DFE acquisitions late in our first quarter of fiscal 2003.

     Restructuring and Other Impairment Charges. We adopted a restructuring plan during the three months ended May 31, 2003 and during the three months ended August 31, 2002. In addition we recorded adjustments to previous restructuring and other impairment charges of $0.3 million during the three months ended August 31, 2003 and incurred related restructuring and other impairment charges of $10.5 million and $8.8 million during the six months ended August 31, 2003 and 2002, respectively. Details of our restructuring plans and how we account for them are included in Note 8 in the Notes to our Condensed Consolidated Financial Statements and in “Use of Estimates and Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

     The following table sets forth a summary of restructuring and other impairment charges for the three and six months ended August 31, 2003 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,

	2003	2002	2003	2002

Lease obligations and terminations	$210	$4,211	$5,688	$4,211
Severance and related benefits	(77)	2,763	1,217	2,763
Impairment charges	—	1,449	3,190	1,449
Other	212	414	387	414

Total restructuring and other impairment charges	$345	$8,837	$10,482	$8,837

     The impact to reported basic and diluted loss per share as a result of the restructuring and other impairment charges was $(0.0) and $(0.15) in the three and six months ended August 31, 2003, respectively, and $(0.13) and $(0.13) in the three and six months ended August 31, 2002, respectively .

     As a result of the adoption of our restructuring plans and cost containment initiatives in fiscal 2003, we reduced our operating expenses by approximately $100 million annually from the cost structure in our quarter ended May 31, 2002. As a result of the adoption of our restructuring plan during the three months ended May 31, 2003, we reduced our cost structure by an additional $15.0 million annually. We realized the cost savings associated with our restructuring and cost containment efforts in the quarters following implementation of the respective plans. We do not expect our cost savings to be offset by increases in other expense areas. Details of our restructuring and other impairment charges are included in Note 8 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Report.

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

     Our aggregate cost of software, cost of services and support, cost of reimbursed expenses, sales and marketing, product development and general and administrative expenses, excluding amortization of acquired technology and non-cash stock compensation expense, decreased 35.6%, or $32.3 million, to $58.5 million for the three months ended August 31, 2003 from $90.8 million for the three months ended May 31, 2002.

     Purchased Research and Development. Our acquisition of WDS included the purchase of technology that had not yet been determined to be technologically feasible and has no alternative future use in its then-current stage of development. Accordingly, in the six months ended August 31, 2002, the portion of the purchase price for WDS was allocated to purchased research and development of $3.8 million and was expensed immediately in accordance with generally accepted accounting principles.

     Non-Cash Stock Compensation Expense. We recognized non-cash stock compensation expense of $0.5 million and $1.2 million during the three and six months ended August 31, 2003, respectively, and $0.8 million and $1.9 million during the three and six months ended August 31, 2002, respectively, related to unvested stock options assumed in the Talus acquisition. These amounts are included as a separate component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation.”

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

Other Expense, Net:

     Other expense, net, includes interest income from cash equivalents, marketable securities and restricted cash, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense was $3.3 million and $6.6 million during the three and six months ended August 31, 2003, respectively, compared to $1.5 million and $3.7 million in the prior year periods. This change relates to lower interest income as a result of lower average invested cash and marketable securities and lower average interest rates in the three and six months ended August 31, 2003. Interest expense increased approximately $0.2 million and $0.4 million during the three and six months ended August 31, 2003, respectively, compared to the prior year period.

Provision for Income Taxes:

     We recorded income tax expense of $0.4 million and $0.6 million during the three and six months ended August 31, 2003, respectively. We did not record a deferred income tax benefit during the three and six months ended August 31, 2003 and do not expect to record a deferred income tax benefit in future quarters when we record a loss.

     During fiscal 2003, management concluded that, based on various factors, including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of our loss for fiscal 2003 and estimates of future profitability, future taxable income will, more likely than not, be insufficient to cover our net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets (net operating loss carryforwards), we recorded a valuation allowance for $20.4 million, the full amount of our net deferred tax assets in fiscal 2003. Management will continue to monitor its estimates of future profitability and realizability of our net deferred tax assets based on evolving business conditions.

Net Loss:

     We reported a net loss of $8.0 million and $26.4 million for the three and six months ended August 31, 2003, respectively, and $47.7 million and $74.8 million for comparable prior year periods. The decreased net loss in the three and six months ended August 31, 2003 compared to the same period a year ago was due to:

•	a decrease in the aggregate cost of software, cost of services and support, cost of reimbursed expenses, cost of sales and marketing, product development and general and administrative expenses of 27.9%, or $22.6 million, and 28.0%, or $48.2 million, for the three and six months ended August 31, 2003, respectively, compared to the same periods last year resulting from cost containment and cost reduction measures implemented during fiscal 2003 and fiscal 2004;

•	no adjustment to the valuation allowance on deferred tax assets in the six months ended August 31, 2003 compared to a charge of $20.4 million in the same period a year ago;

•	a decrease in restructuring and other impairment charges of $8.5 million during the three months ended August 31, 2003 compared to the prior year period; and

•	no charge for purchased research and development during fiscal 2004 compared to a charge of $3.8 million in the same six month period a year ago.

     These decreases in expenses were offset by decreases in total revenue of $10.2 million and $19.2 million during the three and six months ended August 31, 2003 compared to the prior year periods.

Loss Per Common Share

     Loss per common share is computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per common share include, when dilutive, (i) the effect of stock options and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period, if any, and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. Calculations of weighted-average shares outstanding in future periods will be affected by the following factors:

•	the ongoing issuance of common stock associated with stock option and warrant exercises;

•	the issuance of common shares associated with our employee stock purchase plan;

•	any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculations (to the extent we have net income);

•	the potential future issuance of restricted stock;

•	the issuance of common stock to effect capital transactions or business combinations should we enter into such transactions; and

•	assumed or actual conversions of our convertible debt into common stock.

Liquidity and Capital Resources:

     Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. Our cash, cash equivalents and marketable securities in aggregate increased $6.2 million during the six months ended August 31, 2003 to $143.9 million. Working capital increased $3.9 million to $123.7 million during the six months ended August 31, 2003. The increase in cash, cash equivalents, marketable securities and working capital resulted from:

▪	change in restricted cash of $9.0 million (see Note 10);

▪	positive cash flows from operations of $2.4 million (which include a semi-annual interest payment on our convertible debt of $6.25 million);

▪	$2.2 million in proceeds from settlement of an acquisition escrow,

     Offset by:

▪	$6.5 million in expenditures on property, equipment and software, including capitalized software.

     Cash provided by (used in) operations was $2.4 million and $(19.4) million for the six months ended August 31, 2003 and 2002, respectively. The improvement in operating cash flows of $21.8 million in the six months ended August 31, 2003 resulted from a decreased operating loss in the six months ended August 31, 2003. Days sales outstanding (“DSO”) in accounts receivable, which is calculated based on our second quarter revenue, decreased to 78 days as of August 31, 2003 versus 85 days as of August 31, 2002.

     Cash provided by (used in) investing activities was $6.7 million and $(25.8) million during the six months ended August 31, 2003 and 2002, respectively. Investing activities consist of the sales and purchases of marketable securities, changes in restricted cash, purchases of property and equipment, purchases and capitalization of software and acquisitions of businesses. During the six months ended August 31, 2003, approximately $9.0 million was provided by the elimination of cash restrictions upon the transfer of most of our letters of credit from BOA to SVB. Total purchases of property, equipment and software, including capitalized software, were $6.5 million during the six months ended August 31, 2003, a decrease of $11.2 million over the comparable period in 2002. This decrease was due to the completion of the build out of our new corporate headquarters space during the comparable prior year period. Acquisitions of businesses, net of cash acquired, of $2.0 million and $(3.8) million during the six months ended August 31, 2003 and 2002 relates to approximately $2.2 million which was provided by proceeds held in escrow from prior acquisitions (fiscal 2004) and the WDS and DFE acquisitions (fiscal 2003), respectively. Sales of marketable securities, net of purchases, were $2.3 million and $(4.2) million during the six months ended August 31, 2003 and 2002, respectively.

     Cash (used in) provided by financing activities was $(0.6) million and $4.4 million during the six months ended August 31, 2003 and 2002, respectively. During the six months ended August 31, 2003 cash used in financing activities consisted of payments of long-term debt and capital lease obligations, offset by cash proceeds from the exercise of stock options and employee stock purchase plan purchases. During the six months ended August 31, 2002 cash provided by financing activities consisted of proceeds from the exercise of stock options and employee stock purchase plan purchases and borrowings under our equipment financing agreement with SVB, offset by payments of long-term debt and capital lease obligations.

     As of August 31, 2003, we had $250.0 million in 5% convertible subordinated notes outstanding (the “Notes”). The Notes bear interest at 5.0% per annum, which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $191.6 million and $131.6 million as of August 31, 2003 and February 28, 2003, respectively, based on market quotes. The Notes mature in November 2007 and are convertible by the holder into approximately 5.7 million shares of our common stock at a conversion price of $44.06 per share, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock; we subdivide, combine or reclassify our common stock; we issue rights to our common stockholders to purchase our common stock at less than market price; we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends); or we make certain repurchases of our common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants. On or after November 7, 2003, we may redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made on at least 30 days’ notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price

November 7, 2003 through October 31, 2004	103%
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

     In October 2003, we exchanged $22.5 million of Notes for 3,045,000 shares of our common stock in two privately negotiated transactions with a group of affiliated note holders. We will be required to record a non-cash debt conversion expense of $16.4 million during the quarter ended November 30, 2003 as a result of these transactions. See Note 12 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Report.

     This debt conversion transaction will reduce the balance of the Notes to $227.5 million, increase stockholders’ equity by $22.5 million and reduce annual interest expense associated with the Notes by $1.1 million.

     We have a one-year unsecured revolving credit facility with SVB for $20.0 million, as amended, which will expire on January 31, 2004 unless renewed. Under the terms of this credit facility, we may request cash advances, letters of credit, or both. The credit facility requires us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be greater than $130.0 million as of August 31, 2003 and greater than $120.0 million for all quarters thereafter; and (ii) a ratio of (a) cash, cash equivalents and marketable securities deposited with SVB and its affiliates plus accounts receivable to (b) current liabilities plus long term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 2.0 to 1.0.

     In addition, the SVB credit facility requires us to maintain $70.0 million in funds with SVB and its affiliates. The credit facility also restricts the amount of additional debt we can incur and restricts the amount of cash that we can use for acquisitions and for the repurchase of convertible debt. Under the terms of the SVB credit facility, we maintain the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the credit facility, SVB has the right to obtain a lien on all of our assets, other than intellectual property, upon an occurrence of default, unless we terminate the facility as provided above. The credit facility also provides that, upon an event of default, we are prohibited from paying a cash dividend to our shareholders. As of August 31, 2003, we had $10.5 million in letters of credit outstanding under this credit facility to secure our lease obligations for certain office space. We were in compliance with all financial covenants as of August 31, 2003.

     Prior to entering into our credit facility agreement with SVB, we had a credit facility agreement with BOA that expired on February 26, 2003. As of August 31, 2003, we had a $4.0 million in a letter of credit outstanding with BOA which was fully collateralized. The letter of credit is used to secure a lease obligation for certain international office space. The cash collateral is presented as restricted cash in our condensed consolidated balance sheet as of August 31, 2003. During the three months ended August 31, 2003, the Company was informed by BOA that they would not renew the letter of credit. As of August 31, 2003, the holder would not accept a replacement for the letter of credit from another bank on terms favorable to us. The holder has the right to request a cash draw on the letter of credit and may do so in future periods See Note 10 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Report.

     We have an additional credit agreement with SVB, as amended, under which we could borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to the greater of the three year treasury note rate plus 5% or 8.25%, and are repaid monthly over a 36 month period. During fiscal 2003, the Company borrowed $2.9 million under this credit facility. The facility allowed for borrowings through March 31, 2003. The principal balance remaining as of August 31, 2003 was approximately $2.2 million. We were in compliance with all financial covenants as of August 31, 2003.

     As of August 31, 2003, the Company’s future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Six Months
	Ending
	Feb. 29, 2004	Fiscal Year Ending February 28 or 29,

	2004	2005	2006	2007	2008	Thereafter	Total

Capital lease obligations (1)	$1,034	$1,359	$1,316	$546	$—	$—	$4,255
Operating lease obligations not in restructuring	7,952	11,959	10,816	9,603	8,772	35,925	85,027
Operating lease obligations in restructuring	3,013	5,690	5,413	5,148	4,403	16,478	40,145
Equipment line of credit (1)	549	1,098	737	—	—	—	2,384
Convertible subordinated notes (2)	6,199	11,375	11,375	11,375	238,875	—	279,199

Total fixed commitments	$18,747	$31,481	$29,657	$26,672	$252,050	$52,403	$411,010

(1)	Includes principal and interest payments

(2)	Includes the impact of $22.5 million of Notes exchanged for shares of our common stock in October 2003.

     The lease commitments in the above table designated as “Operating lease obligations in restructuring” only include the non-cancelable portion of lease commitments included in past restructuring initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”) and SFAS 146, we have reduced these lease commitments by estimated sublease income in determining the total restructuring lease obligations of $14.7 million recorded in the accompanying balance sheet as of August 31, 2003. Please refer to Note 8 in our Condensed Consolidated Financial Statements included elsewhere in this Report.

     In the future, we may pursue acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

     We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for the foreseeable future. We believe that the combination of cash and cash equivalents, marketable securities, and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for the next twelve months. However, weakening economic conditions or continued weak demand for enterprise application software in future periods could have a material adverse impact on our future operating results and liquidity. We may choose to purchase a portion of the Notes in the open market from time to time with cash or enter into alternative transactions to reduce the balance of the Notes, such as exchanging Notes for shares of our common stock, if we are able to do so on terms favorable to us. Purchases of the Notes with cash would reduce our debt outstanding, but may have a material adverse effect on our liquidity. We may elect to obtain additional debt or equity financing if the terms are favorable to us. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Factors that May Affect Future Results:

     In addition to the other information in this Form 10-Q, the following factors should be considered in evaluating us and our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial, may also impair our business, operating performance and financial condition.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION

OUR INDEBTEDNESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

     In November 2000, we completed a convertible debt offering of $250.0 million in 5% subordinated convertible notes (the “Notes”) that are due November 2007. In October 2003, the balance of the Notes was reduced to $227.5 million as a result of $22.5 million of Notes being exchanged for shares of our common stock. Our indebtedness could have important consequences for investors. For example, it could:

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

     We may incur substantial additional debt in the future. While the terms of our credit facility impose certain limits on our ability to incur additional debt, we are permitted to incur additional debt subject to compliance with the terms and conditions set forth in the credit facility. The terms of the Notes set forth no limits on our ability to incur additional debt. If a significant amount of new debt is added to our current levels, the related risks described above could intensify.

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

     We will be required to generate cash sufficient to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $11.4 million annually with $227.5 million of principal due November 2007. As of October 14, 2003, the remaining principal and interest payments due under the Notes were $279.2 million. Our cash, cash equivalents and marketable securities, was $143.9 million as of August 31, 2003. Assuming our cash, cash equivalents and marketable securities remain constant from our August 31, 2003 levels, we will have to generate $135.3 million of net cash flow through any combination of normal operations of the Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Concerns about our ability to meet our debt service obligations could negatively impact our ability to attract and retain customers. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

WE MAY CHOOSE TO PURCHASE A PORTION OF THE NOTES FOR CASH OR EXCHANGE THE NOTES FOR SHARES OF OUR COMMON STOCK IN THE OPEN MARKET WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR COULD MATERIALLY DILUTE EXISTING STOCKHOLDERS.

     To the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of the Notes outstanding from time to time in the open market with cash. The Board of Directors approved the issuance of common stock in exchange for the Notes in privately negotiated transactions under Section 3(a)(9) of the Securities Act of 1933 under certain limited circumstances. While the terms of our credit facility impose certain limits on our ability to repurchase our debt securities with cash, we are permitted to do so subject to compliance with the terms and conditions set forth in the credit facility. We might purchase a portion of the Notes outstanding in the open market from time to time with cash or enter into alternative transactions to reduce the balance of the Notes, including exchanging Notes for shares of our common stock, if we are able to do so on terms favorable to us. If purchases of the Notes in the open market were funded from available cash and cash equivalents, it could have a material adverse effect on our liquidity and financial condition. If we choose to enter into privately negotiated transactions to exchange some of our outstanding Notes into shares of our common stock, it could materially dilute the ownership percentage of our existing shareholders.

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

     In January 2003, we entered into a new unsecured credit facility with SVB to replace the BOA credit facility. Approximately $10.5 million of letters of credit were outstanding with SVB as of August 31, 2003. If our future financial performance results in a violation of financial covenants under the new credit facility with SVB, we could be required to provide cash collateral for outstanding borrowings or letters of credit, which would have a material adverse effect on our liquidity and financial condition.

RISKS RELATED TO OUR BUSINESS

ADVERSE ECONOMIC AND POLITICAL CONDITIONS CAUSED A DETERIORATION OF DEMAND IN THE MARKETS FOR OUR PRODUCTS AND SERVICES AND HAVE ADVERSELY AFFECTED AND COULD FURTHER ADVERSELY AFFECT OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Our revenue and operating results depend on the overall demand for our software and related services. Regional and global adverse changes in the economy and political upheaval and unrest caused a deterioration of the markets for our products and services. This resulted in reductions, delays and postponements of customer purchases, which materially adversely affected our financial performance during fiscal 2002 and fiscal 2003. Demand for our solutions designed to optimize pricing and revenue management, a component of our demand management solutions, and our supplier relationship management solutions have been more severely impacted than our other solutions for which there are more mature markets. Although our markets deteriorated in most industries and geographies, industries most severely impacted include, among others, chemical & energy, high technology, and travel, transportation & hospitality. Industries less affected include government, aerospace & defense, automotive, communications, consumer packaged goods, food & beverage, life sciences and retail. If these adverse conditions continue or worsen, we would likely experience further reductions, delays, and postponements of customer purchases further adversely affecting our operating performance and financial condition.

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

WE EXPERIENCED SIGNIFICANT LOSSES IN RECENT YEARS DUE TO A DETERIORATION OF DEMAND IN OUR MARKETS RESULTING FROM WEAKENING ECONOMIC CONDITIONS AND INCREASED POLITICAL INSTABILITY COMMENCING IN FISCAL 2002.

     We recently incurred significant losses. Beginning in fiscal 2002, weakening economic conditions and increased political instability resulted in a deterioration in our markets. We experienced sequential declines in software and total revenue during our second and third quarters of fiscal 2002. Further weakening of economic conditions, which severely impacted the timing of capital spending decisions for computer software, particularly enterprise application software, further negatively impacted the markets for our products and services. This again resulted in sequential quarterly declines in software and total revenue in our first three quarters of fiscal 2003 and the second quarter of fiscal 2004. The losses incurred during these periods were $115.2 million in fiscal 2002, $212.2 million in fiscal 2003 and $26.4 million during the six months ended August 31, 2003. Our ability to improve our financial performance will depend on a stabilization or improvement of economic conditions resulting in increased demand for our software or our continued ability to align our cost structure with revenue without retarding our ability to grow revenue in future periods. If market conditions for our software do not improve or if we do not successfully continue to align our cost structure with our revenue without retarding our ability to grow revenue, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

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

     During the quarters ended August 31, 2002, November 30, 2002 and February 28, 2003, we experienced adverse changes in our stock price resulting from a decline in our financial performance caused by adverse business conditions that have affected the technology industry, especially enterprise application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002, November 30, 2002 and February 28, 2003 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill, but as of February 28, 2003, there was an impairment of goodwill. As a result of the impairment of goodwill as of February 28, 2003, we recorded a non-cash goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price is lower than recent levels such that the implied fair value of the Company is significantly less than stockholders’ equity for a sustained period of time, among other factors, we may be required to record an additional impairment loss related to goodwill below its carrying amount. We will perform a test for goodwill impairment at February 29, 2004, which is our annual date for goodwill impairment review, or earlier if conditions are present which may indicate an impairment.

OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF SIGNIFICANT NON-CASH CHARGES WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     We will incur significant non-cash charges in the future related to the amortization of intangible assets, including acquired technology relating to the WDS, DFE, STG Holdings, Inc. (“STG”), Partminer CSD, Inc. (“CSD”), SpaceWorks, Inc. and Talus acquisitions and non-cash stock compensation expenses associated with our acquisition of Talus. During fiscal 2002, we announced that we were required to write off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. In the three months ended August 31, 2002, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. In the three months ended February 28, 2003, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. In the three months ended May 31, 2003, we recorded a write-down relating to the restructuring of approximately $3.2 million, consisting of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to permanently vacating office space. In October 2003, we exchanged $22.5 million of the Notes for 3.0 million shares of our common stock in two privately negotiated transactions, which will result in a non-cash debt conversion expense of $16.4 million during the quarter ended November 30, 2003. We may also incur non-cash charges in future periods related to impairments of long-lived assets and future induced exchanges of Notes for shares of our common stock, if any. To achieve profitability we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.

OUR OPERATING PERFORMANCE HAS BEEN NEGATIVELY IMPACTED BY THE PROGRESSIVE WEAKENING OF GLOBAL ECONOMIC CONDITIONS AND INCREASED POLITICAL INSTABILITY RESULTING IN A DETERIORATION OF OUR MARKETS. IN FISCAL 2002, FISCAL 2003 AND OUR FIRST QUARTER OF FISCAL 2004, WE RECORDED CERTAIN RESTRUCTURING CHARGES AND ENACTED AND ARE CONTINUING TO ENACT COST CONTAINMENT AND COST REDUCTION MEASURES IN RESPONSE TO THE DOWNTURN IN OUR MARKETS. IF OUR RESTRUCTURING PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, OR IF OUR MARKETS CONTINUE TO EXPERIENCE WEAKNESS, WE MAY SUFFER MATERIAL HARM TO OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Because of the downturn in our markets as a result of progressive weakening of global economic conditions and increased political instability during fiscal 2002, fiscal 2003 and challenging market conditions in fiscal 2004, we faced and are continuing to face challenges in our ability to stabilize revenue and operating performance and expand market share. In response to the impact on our financial performance, we implemented restructuring plans and cost containment and cost reduction measures and are continuing to implement cost containment and cost reduction measures to align our cost structure with our revenues. These actions include, among other things, workforce reductions and mandatory unpaid leave programs. In fiscal 2002, fiscal 2003 and the first quarter of fiscal 2004, we recorded restructuring and impairment charges of $6.6 million, $19.2 million and $10.1 million, respectively. In addition, we may incur additional restructuring charges in future periods. If we fail to achieve the desired results of our restructuring plans and our cost containment and cost reduction measures, or if our markets continue to experience weakness, we may suffer material harm to our operating performance and financial condition.

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

WE HAVE EXPERIENCED SIGNIFICANT TURNOVER IN SENIOR MANAGEMENT RECENTLY. THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER IF WE LOSE ADDITIONAL KEY PERSONNEL.

     Our success depends significantly on the continued service of our executive officers. Five of our executive officers recently left the Company. Gregory Cudahy, former Executive Vice President of Pricing and Revenue Management resigned in May 2002. Richard Bergmann, our former President, took a personal leave of absence starting in June 2002 and resigned effective October 15, 2002. Terrence A. Austin, our former Executive Vice President of European Operations, resigned effective January 6, 2003. Jeffrey L. McKinney, our former Executive

Vice President of Americas Operations, resigned May 28, 2003. Everett G. Plante, our Senior Vice President of Engineering and Technology Solutions, resigned August 28, 2003. Andrew Hogenson, who has been with the Company since 2000, most recently as our Senior Vice President of Global Consulting Services, replaced Gregory Cudahy until June 2003, at which time Neil Hooper, Group Vice President of Demand and Revenue Management assumed his responsibilities. Gregory Owens, Chairman and Chief Executive Officer, assumed certain of Richard Bergmann’s duties until Jeremy Coote was hired as our President on June 23, 2003. Jean-Claude Walravens, who has been with the Company since 1999, most recently as our Vice President Sales, Southern Europe, replaced Mr. Austin as our Senior Vice President and President of European Operations. Douglas K. Denlinger, who has been with the Company since 1993, most recently as our Group Vice President of Solutions Management, replaced Mr. Plante as our Senior Vice President of Engineering and Technology Solutions on August 27, 2003. We do not have fixed-term employment agreements with any of our executive officers, and we do not maintain key person life insurance on our executive officers. The loss of services of any of our executive officers for any reason could have a material adverse effect on our operating performance and financial condition.

WE REDUCED OUR SALES FORCE AS PART OF OUR RECENT COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO FIELD AN EFFECTIVE SALES ORGANIZATION, OUR ABILITY TO GROW WILL BE LIMITED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     We have reduced our sales force in fiscal 2002, fiscal 2003 and fiscal 2004 as a result of the deterioration in our markets. Decreasing software revenue and unpaid leave programs have resulted in reduced compensation earned by members of our sales force, which may result in further voluntary attrition of our sales force over time. In order to grow our revenue, we will have to field a more productive sales force. We will likely expand our sales force when the markets for our products and solutions improve. Our past efforts to expand our sales organization have required significant resources. New sales personnel require training and take time to achieve full productivity. There is no assurance that we will be able to field a more productive sales force or successfully attract and retain qualified sales people at levels sufficient to support growth. Any failure to adequately sell our products could limit our growth and have a material adverse effect on our operating performance and financial condition.

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

     The time it takes to license our software to prospective clients varies substantially, but historically has ranged between three and twelve months. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the licensing of our products could cause significant variations in our revenue from quarter to quarter. These delays have occurred on a number of occasions in the past and materially adversely affected our financial performance. Furthermore, these fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term, and we devote significant time and resources to prospective clients. The length of our sales cycle depends on a number of factors, including the following:

▪	the complexities of client challenges our solutions address;

▪	the breadth of the solution required by the client, including the technical, organizational and geographic scope of the license;

▪	the size, timing and complexity of contractual terms of licenses and sales of our products and services;

▪	wide variations in contractual terms, which may result in deferred recognition of revenue;

▪	customer financial constraints and credit-worthiness;

▪	the evaluation and approval processes employed by the clients and prospects, which has become more complex and lengthy;

▪	economic, political and market conditions; and

▪	any other delays arising from factors beyond our control.

FAILURE TO MAINTAIN OUR SERVICE RATES FOR IMPLEMENTATION SERVICES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     A significant portion of our revenue is derived from implementation services. Implementation services are billed on an hourly basis (time and materials) or under fixed price contracts. Implementation services billed on an hourly basis are generally recognized as work is performed. If we are not able to maintain the current hourly service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases, and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:

▪	our clients’ and prospects’ perceptions of our ability to add value through our implementation services;

▪	complexity of services performed

▪	competition;

▪	pricing policies of our competitors and systems integrators;

▪	the use of globally sourced, lower-cost service delivery capabilities within our industry; and

▪	general economic conditions.

CHANGES IN THE SIZE OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     The size of our software transactions fluctuates. Fluctuations in the size of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our software and services. Losses of, or delays in concluding, larger software transactions have had and could have a proportionately greater effect on our revenue and financial performance for a particular period. For example, we recorded 14 software transactions of $1.0 million or greater in fiscal 2000, 47 software transactions of $1.0 million or greater in fiscal 2001, 38 software transactions of $1.0 million or greater in fiscal 2002, 19 software transactions of $1.0 million or greater in fiscal 2003 and 11 software transactions of $1.0 million or greater during the six months ended August 31, 2003. As a result of these changes in the size of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may fluctuate significantly in the future.

WE EXPERIENCED DECLINES IN SOFTWARE REVENUE IN FISCAL 2002, FISCAL 2003 AND DURING THE SIX MONTHS ENDED AUGUST 31, 2003. A REDUCTION IN OUR REVENUE DERIVED FROM SOFTWARE LICENSES RESULTED AND MAY IN THE FUTURE RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

     Our ability to maintain or increase services and support revenue depends on our ability to maintain or increase the amount of software we license to customers. During our fourth quarter fiscal 2002, our third and fourth quarters of fiscal 2003 and our first two quarters of fiscal 2004, we experienced declines in services revenue compared to the same periods in the prior years as a result of declining software revenue in prior periods. Additional decreases of software license revenue or slowdowns in licensing may have a material adverse effect on our services and support revenues in future periods.

IN OUR THIRD QUARTER OF FISCAL 2003 AND OUR FIRST TWO QUARTERS OF FISCAL 2004, WE EXPERIENCED SEQUENTIAL QUARTERLY DECLINES IN SUPPORT REVENUE RESULTING FROM BOTH THE RECENT DECLINE IN SOFTWARE REVENUE AND CLIENTS NOT RENEWING OR PARTIALLY RENEWING EXISTING SUPPORT CONTRACTS. FURTHER DECLINES IN SOFTWARE REVENUE, A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS, OR BOTH, COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

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

WE HAVE A RECENT HISTORY OF SUPPLEMENTING OUR EXISTING REVENUE GENERATION CAPABILITIES THROUGH ACQUISITIONS OF BUSINESSES AND TECHNOLOGY. ACQUISITIONS INCREASE BUSINESS AND FINANCIAL RISK. WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING ACQUISITIONS IN THE PAST.

     An acquisition involves the integration of business that has previously operated independently and increases the business and financial risk of the acquirer. In fiscal 2001 and 2002 we acquired the products and operations of Talus, STG, OneRelease and CSD and the technology of SpaceWorks. During our first quarter of fiscal 2003, we acquired the products and operations of WDS and DFE. In connection with these and any future acquisitions, there can be no assurance that we will:

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

     Substantially all of our software, services and support revenue have arisen from, or are related directly to, our solutions. We expect to be dependent upon these solutions in the future, and any factor adversely affecting the markets for our solutions would materially and adversely affect our ability to grow revenue and operating profitability. The markets for our solutions have been and may continue to be materially adversely affected by continuing or further deteriorating economic and political conditions. While we believe the markets for our solutions will expand as the economy improves, they may grow more slowly than in the past or anticipated. If the markets for our solutions further decline or do not grow as rapidly as we expect, revenue growth, operating margins, or both, could be adversely affected.

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

     We directly compete with other enterprise application software vendors including: Adexa, Aspen Technology, The Descartes Systems Group, Global Logistics Technologies, i2 Technologies, JDA Software, Khimetrics, Logility, Logisitics.com (recently acquired by Manhattan Associates), Mercia, Metreo, PROS Revenue Management, Retek, SAP, Viewlocity (formerly SynQuest) and YieldStar Technology. Certain enterprise resource planning (“ERP”) vendors, in addition to SAP, all of which are substantially larger than Manugistics, have acquired or developed supply chain management and supplier relationship management software companies, products, or functionality or have announced intentions to develop and sell supply chain management and supplier relationship management solutions. Such vendors include Oracle, PeopleSoft and SSA Global Technologies (through recent acquisition of Invensys’ Baan subsidiary). Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. Some of our current and potential competitors, particularly, but not limited to, Oracle and PeopleSoft, may combine pursuant to recently announced tender offers and subsequently utilize enhanced financial and human resources to develop and sell more competitive demand chain and supply chain products. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

IF THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES FAILS TO KEEP PACE WITH OUR INDUSTRY’S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

     The markets for our solutions are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards. We have historically been successful in keeping pace with these changes, but if we fail to do so in the future, our products and services may be rendered less competitive or obsolete. Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We recently released a web-native version of certain of our products and will continue to develop and release web-native versions of our products. We may not possess sufficient resources in the future to continue to make further necessary investments in technology. Recent cutbacks in our workforce could lengthen the time necessary to develop our products. In addition, we may not successfully identify new software opportunities or develop and bring new software to market in a timely and efficient manner.

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

     Our software is complex. This complexity can make it difficult to detect errors in our software prior to implementation. We may not discover errors in our software until our customers install and use a given product or until the volume of services that a product provides increases. When our software is installed, the environment into which it is installed is frequently complex and typically contains a wide variety of systems and third-party software, with which our software must be integrated. This can make the process of implementation difficult and lengthy. As a result, some customers may have difficulty implementing our products successfully within anticipated time frames or otherwise achieve the expected benefits. These problems may result in claims for damages suffered by our clients, a loss of, or delays in, the market acceptance of our solutions, client dissatisfaction and lost revenue and collection difficulties during the period required to correct these errors.

WE UTILIZE THIRD-PARTY SOFTWARE THAT WE INCORPORATE INTO AND INCLUDE WITH OUR PRODUCTS AND SOLUTIONS, AND IMPAIRED RELATIONS WITH THESE THIRD PARTIES, DEFECTS IN THIRD-PARTY SOFTWARE OR THEIR INABILITY OR FAILURE TO ENHANCE THEIR SOFTWARE OVER TIME COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     We incorporate and include third-party software into and with our products and solutions. We are likely to incorporate and include additional third-party software into and with our products and solutions as we expand our product offerings. If our relations with any of these third-party software providers are impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software.

WE UTILIZE THIRD PARTIES TO INTEGRATE OUR SOFTWARE WITH OTHER SOFTWARE PRODUCTS AND PLATFORMS. IF ANY OF THESE THIRD PARTIES SHOULD CEASE TO PROVIDE INTEGRATION SERVICES TO US, OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     We depend on companies such as Business Objects, Inovus, Tibco Software, Vignette, and webMethods to integrate our software with software and platforms developed by third parties. If relations with any of these third-parties are impaired, and if we are unable to secure a replacement on a timely basis, our operating performance and financial condition could be harmed. If these companies are unable to develop or maintain software that effectively integrates with our software and is free from defects, our ability to license our products and provide solutions could be impaired and our operating performance and financial condition could be harmed. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance their software’s capabilities.

OUR EFFORTS TO DEVELOP AND SUSTAIN RELATIONSHIPS WITH VENDORS SUCH AS SOFTWARE COMPANIES, CONSULTING FIRMS, RESELLERS AND OTHERS TO MARKET AND IMPLEMENT OUR SOFTWARE PRODUCTS MAY FAIL, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

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

     In addition, Government contracts may be subject to termination by the Government for its convenience, as well as termination, reduction or modification in the event of budgetary constraints or any change in the Government’s requirements. If any of our time-and-materials or fixed-priced contracts were to be terminated for the Government’s convenience, we would only receive the purchase price for items delivered prior to termination, reimbursement for allowable costs for work-in-progress and an allowance for profit on the contract, or an adjustment for loss if completion of performance would have resulted in a loss. Government contracts are also conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis, even though the contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually only partially funded and Congress must annually determine if additional funds will be appropriated to the program. As a result, long-term contracts are subject to cancellation if appropriations for future periods become unavailable. We have not historically experienced any significant material adverse effects as a result of the Government’s failure to fund programs awarded to us. If the Government were to terminate some or all of our contracts or reduce appropriations, cancel appropriations or both to a program we have a contract under, our operating performance and financial condition could be materially adversely affected.

THE LIMITED ABILITY OF LEGAL PROTECTIONS TO SAFEGUARD OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY.

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of confidentiality procedures and agreements, contractual provisions, patent, copyright, trademark and trade secret laws. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, particularly in certain foreign countries, including, among others, The People’s Republic of China. We are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Furthermore, our competitors may independently develop technology similar to ours.

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

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

     We currently conduct operations in Australia, Belgium, Brazil, Canada, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Taiwan, The Netherlands, The People’s Republic of China, Singapore, Sweden and the United Kingdom and we also have relationships with third parties in India to outsource a portion of our product development effort. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. These operations require significant management attention and financial resources and additionally subject us to risks inherent in doing business internationally, such as:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities;

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the war with Iraq and other American policies that may be unpopular in certain countries; and

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries.

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

     In the six months ended August 31, 2003, 32.2% of our total revenue was derived from outside the United States. Our primary international operations are located throughout Europe and Asia-Pacific. We also have operations in

Brazil, Canada and Mexico. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. For example, we recently opened offices in Malaysia and The People’s Republic of China. We expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

WE MAY BE SUBJECT TO FUTURE LIABILITY CLAIMS, AND THE REPUTATIONS OF OUR COMPANY AND PRODUCTS MAY SUFFER.

     Many of our implementations involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Any failure in a client’s system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. We have entered into and plan to continue to enter into agreements with software vendors, consulting firms, resellers and others whereby they market and implement our solutions. If these vendors fail to meet their clients’ expectations or cause failures in their clients’ systems, our reputation and that of our products could be materially and adversely affected even if our software products perform in accordance with their functional specifications.

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

     In June 2003, our Board of Directors approved an amendment to our 1998 stock option plan to issue restricted shares of our stock to our employees. This amendment was approved by stockholders at our Annual Meeting on July 29, 2003. It may result in additional expenses to the extent that we issue restricted stock to our employees in future periods. Such a change could have a material effect on our operating performance.

IT MAY BECOME INCREASINGLY EXPENSIVE TO OBTAIN AND MAINTAIN INSURANCE.

     We obtain insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage has become more restrictive and when insurance coverage is offered, the deductible for which we are responsible is larger and premiums have increased substantially. As a result, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could have a material effect on our operating performance and financial condition.

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

     The trading price of our common stock has been and is likely to be highly volatile. Our stock price has been and could continue to be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly operating results and continuing losses;

•	continued or deteriorating adverse economic, political and market conditions;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates and ratings by securities analysts;

•	changes in the performance, market valuations, or both, of our current and potential competitors and the software industry in general;

•	our announcement or a competitors’ announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;

•	adverse or unfavorable publicity about us, or our products, services or implementations;

•	adverse or unfavorable publicity regarding our competitors, including their products and implementations;

•	additions or departures of key personnel;

•	sales or anticipated sales of additional debt or equity securities; and

•	other events or factors that may be beyond our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

     Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in stockholders’ equity. Revenue outside of the United States was 36.6% and 23.9% for the three months ended August 31, 2003 and 2002, respectively and 32.2% and 23.0% for the six months ended August 31, 2002, respectively. Revenue outside the United States is derived from operations in Australia, Belgium, Brazil, Canada, The People’s Republic of China, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our condensed consolidated financial statements. None of the components of our financial statements were materially affected by exchange rate fluctuations during the three and six months ended August 31, 2003 and August 31, 2002. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

     Interest Rate Risk. Our marketable securities and certain cash equivalents are subject to interest rate risk. We manage this risk by maintaining an investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. These instruments include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of marketable securities held was $0.7 million and $2.9 million at August 31, 2003 and February 28, 2003, respectively.

     We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Such operating cash balances held at banks outside of the United States are denominated in the local currency.

     The United States Federal Reserve Board influences the general market rates of interest. The federal funds rate was 1.75% as of March 1, 2002. During fiscal 2003 and fiscal 2004, the federal funds rate was further reduced by 75 basis points to its August 31, 2003 level of 1.00%. These actions have led to a general market decline in interest rates.

     The weighted average yield on interest-bearing investments held as of August 31, 2003 and 2002 was approximately 1.0% and 1.8%, respectively. Based on our investment holdings at August 31, 2003, a 100 basis point decline in the average yield would reduce our annual interest income by $1.5 million.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934(“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15 or 15d-15.

     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On July 29, 2003, we held our 2003 Annual Meeting of Stockholders. At the meeting, stockholders voted on the following:

▪	The election of three Class II directors, with terms expiring in 2006, Joseph H. Jacovini (with 52,280,648 affirmative votes and 13,147,687 votes withheld), Gregory J. Owens (with 62,334,036 affirmative votes and 3,094,299 votes withheld) and Thomas A. Skelton (with 62,120,034 affirmative votes and 3,308,301 votes withheld.) Messrs. J. Michael Cline, Lynn C. Fritz, William H. Janeway and William G. Nelson all continued their terms as directors. At the Annual Meeting of Directors immediately following the Annual Meeting of Stockholders, Mr. Kevin C. Melia was appointed by the Board of Directors to fill a Class I vacancy with a term expiring in 2005.

•	The approval of an amendment to the Amended and Restated 1998 Stock Option Plan of Manugistics Group, Inc. to allow for the issuance of restricted stock (with 51,340,279 affirmative votes, 13,929,244 votes against and 158,812 votes abstaining).

•	The approval of the ratification of the appointment of Deloitte and Touche LLP as independent auditors for the fiscal year ending 2004 (with 63,983,152 affirmative votes, 1,413,192 votes against and 13,991 votes abstaining).

     Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1	Sublease agreement between Theracom, Inc. and the Company dated July 24, 2003.

10.2	Amended and Restated 1998 Stock Option Plan of Manugistics Group, Inc., incorporated herein by reference to Exhibit 10 to the registrant’s Post-Effective Amendment No. 1 to Form S-8, filed with the Commission on September 15, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1)	On June 25, 2003, we furnished a Current Report on Form 8-K dated June 25, 2003 reporting under Item 12 our issuance of a press release announcing our financial results for the three months ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 2003.

MANUGISTICS GROUP, INC.
(Registrant)

Date: October 14, 2003

/s /Raghavan Rajaji

Raghavan Rajaji
Executive Vice President and
Chief Financial Officer
(Principal financial officer)

/s / Jeffrey T. Hudkins

Jeffrey T. Hudkins
Group Vice President, Controller and Chief Accounting Officer
(Principal accounting officer)