Form 10-Q
period 2003-11-30
MANUGISTICS GROUP INC
filed 2004-01-14
CIK 908440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003
OR
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

Yes    X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75.6 million shares of common stock, $.002 par value, as of January 13, 2004.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) -
	November 30, 2003 and February 28, 2003	3

	Condensed Consolidated Statements of Operations (Unaudited) –	4
	Three and nine months ended November 30, 2003 and 2002

	Condensed Consolidated Statements of Cash Flows (Unaudited) –	5
	Nine months ended November 30, 2003 and 2002

	Notes to Condensed Consolidated Financial Statements	6
	(Unaudited) – November 30, 2003

Item 2.	Management's Discussion and Analysis of Financial Condition	16
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 2.	Changes in Securities and Use of Proceeds	50

Item 6.	Exhibits and Reports on Form 8-K	50

	SIGNATURES	51

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	November 30,	February 28,
	2003	2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$124,615	$134,789
Marketable securities	2,638	2,946

Total cash, cash equivalents and marketable securities	127,253	137,735
Accounts receivable, net of allowance for doubtful accounts of $7,159 and $7,007 at November 30, 2003 and February 28, 2003, respectively	58,464	63,940
Other current assets	13,266	11,612

Total current assets	198,983	213,287

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	23,944	31,230
Software development costs, net of accumulated amortization	13,556	13,428
Restricted cash	—	12,980
Long-term investments	9,807	—
Goodwill	185,547	187,438
Acquired technology, net of accumulated amortization	30,569	41,232
Customer relationships, net of accumulated amortization	17,646	20,657
Other intangibles and non-current assets, net of accumulated amortization	11,852	9,121

TOTAL ASSETS	$491,904	$529,373

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,745	$9,738
Accrued compensation	5,557	7,156
Deferred revenue	34,931	43,388
Accrued restructuring	4,484	5,870
Other accrued liabilities	21,816	27,344

Total current liabilities	77,533	93,496

NON-CURRENT LIABILITIES:
Convertible debt	227,500	250,000
Long-term debt and capital leases	3,116	4,795
Accrued restructuring	9,658	8,350
Other non-current liabilities	648	650

Total non-current liabilities	240,922	263,795

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock, $.002 par value per share; 300,000 shares authorized; 74,833 and 70,104 issued and outstanding at November 30, 2003 and February 28, 2003, respectively	150	140
Additional paid-in capital	677,566	633,801
Deferred compensation	(1,891)	(3,094)
Accumulated other comprehensive gain (loss)	1,579	(1,087)
Accumulated deficit	(503,955)	(457,678)

Total stockholders’ equity	173,449	172,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$491,904	$529,373

See accompanying notes to condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002

REVENUE:
Software	$17,079	$14,084	$54,790	$56,712
Services	18,332	25,132	58,249	79,614
Support	22,195	20,412	64,749	61,867
Reimbursed expenses	2,291	2,736	7,457	8,700

Total revenue	59,897	62,364	185,245	206,893

OPERATING EXPENSES:
Cost of revenue:
Cost of software	3,695	4,365	12,560	15,495
Amortization of acquired technology	3,546	3,576	10,664	10,064

Total cost of software	7,241	7,941	23,224	25,559

Cost of services and support	18,450	23,707	62,902	74,809
Cost of reimbursed expenses	2,291	2,736	7,457	8,700
Non-cash stock option compensation expense for cost of services and support	183	390	780	1,296

Total cost of services and support	20,924	26,833	71,139	84,805

Sales and marketing	16,326	20,593	49,209	75,849
Non-cash stock option compensation expense for sales and marketing	92	209	424	718

Total cost of sales and marketing	16,418	20,802	49,633	76,567

Product development	8,049	14,095	28,153	48,308
Non-cash stock option compensation expense for product development	27	59	110	244

Total cost of product development	8,076	14,154	28,263	48,552

General and administrative	5,912	7,056	18,158	21,338
Non-cash stock option compensation expense for general and administrative	92	96	292	418

Total cost of general and administrative	6,004	7,152	18,450	21,756

Amortization of intangibles	1,004	1,005	3,012	2,861
Restructuring and other impairment charges	67	8,159	10,549	16,996
Purchased research and development	—	—	—	3,800

Total operating expenses	59,734	86,046	204,270	280,896

INCOME (LOSS) FROM OPERATIONS	163	(23,682)	(19,025)	(74,003)
DEBT CONVERSION EXPENSE	(16,406)	—	(16,406)	—
OTHER EXPENSE, NET	(3,374)	(1,629)	(9,997)	(5,348)

LOSS BEFORE INCOME TAXES	(19,617)	(25,311)	(45,428)	(79,351)
PROVISION FOR INCOME TAXES	230	692	849	21,450

NET LOSS	$(19,847)	$(26,003)	$(46,277)	$(100,801)

BASIC AND DILUTED LOSS PER SHARE	$(0.27)	$(0.37)	$(0.65)	$(1.45)

SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION	72,753	69,876	71,088	69,683

See accompanying notes to condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended November 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,277)	$(100,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,961	31,718
Amortization of debt issuance costs	921	859
Restructuring and other impairment charges	10,549	16,996
Debt conversion expense	16,406	—
Purchased research and development	—	3,800
Deferred income taxes	—	20,350
Non-cash stock option compensation expense	1,606	2,676
Other	291	292
Changes in assets and liabilities:
Accounts receivable	5,475	15,491
Other current assets	(1,653)	1,373
Other non-current assets	(3,354)	103
Accounts payable	1,007	63
Accrued compensation	(1,599)	(7,612)
Other liabilities	(4,245)	(5,256)
Restructuring accrual	(7,941)	(5,160)
Deferred revenue	(8,457)	(11,802)

Net cash used in operating activities	(9,310)	(36,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	1,968	(32,063)
Restricted cash	12,980	(14,096)
Sales and (purchases) of marketable securities, net	308	(1,056)
Purchases of long-term investments, net	(9,807)	—
Purchases of property and equipment	(1,674)	(13,539)
Capitalization and purchases of software	(8,955)	(8,868)

Net cash used in investing activities	(5,180)	(69,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit	—	2,310
Payments of long-term debt and capital lease obligations	(2,359)	(2,118)
Proceeds from exercise of stock options and employee stock plan purchases	4,646	4,617

Net cash provided by financing activities	2,287	4,809

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	2,029	390

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,174)	(101,333)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,789	228,801

CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,615	$127,468

See accompanying notes to condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2003

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

2. New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) that addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure that functions to support the activities of the primary beneficiary. The interpretation is effective after January 31, 2003 for newly created variable interest entities. For variable interest entities created before February 1, 2003, the interpretation is effective as of the beginning of the first interim or annual reporting period beginning after December 15, 2003. The Company believes the effect of adopting this statement will not have a material impact on its operating performance and financial position.

     On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The effect of adopting this statement did not have a material impact on its operating performance and financial position.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002

Net loss, as reported	$(19,847)	$(26,003)	$(46,277)	$(100,801)
Add: Stock option-based compensation expense included in reported net loss, net of tax	394	754	1,606	2,676
Less: Stock option-based compensation, net of tax (1)	(1,665)	(4,432)	(1,976)	(18,121)

Pro forma net loss	$(21,118)	$(29,681)	$(46,647)	$(116,246)

Basic and diluted loss per share, as reported	$(0.27)	$(0.37)	$(0.65)	$(1.45)
Basic and diluted loss per share, pro forma	$(0.29)	$(0.42)	$(0.66)	$(1.67)

     (1) Includes the impact of stock option forfeitures related to employee terminations.

     Consistent with the Company’s accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited condensed consolidated financial statements, the Company has not provided a tax benefit or expense on the pro forma expense in the above table.

     Stock options granted had weighted average fair values of $4.00 per share and $4.20 per share, respectively, during the three and nine months ended November 30, 2003, and $2.42 and $3.98 per share, respectively, during the three and nine months ended November 30, 2002, as calculated using the Black-Scholes option valuation model. The weighted average estimated fair value of the common stock purchase rights granted under our employee stock purchase plan during the nine months ended November 30, 2003 was $0.90 per share, and during the three and nine months ended November 30, 2002 was $2.18 and $4.27 per share, respectively. The employee stock purchase plan program was no longer active as of July 1, 2003.

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

	OPTIONS		ESPP		OPTIONS		ESPP

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	November 30,		November 30,		November 30,		November 30,
	2003	2002	2003	2002	2003	2002	2003	2002

Risk-free interest rate	2.22%	3.02%	N/A	2.20%	2.49%	4.29%	1.45%	2.21%
Expected term	2.86 years	6.16 years	N/A	6 months	4.44 years	6.31 years	6 months	6 months
Volatility	.9403	.8657	N/A	.8561	.9430	.8556	.8814	.8534
Dividend Yield	0%	0%	N/A	0%	0%	0%	0%	0%

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

     Restricted Stock Program. In June 2003, the Company’s Board of Directors approved an amendment to its 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by stockholders at the Company’s Annual Meeting on July 29, 2003. On October 17, 2003, the Company issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in four equal increments over four years from the date of grant, with the first increment vesting on April 17, 2005. The quoted market price of the restricted stock awards granted of approximately $1.3 million was recorded as a component of deferred compensation and is amortized over the vesting period.

4. Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options, restricted stock and warrants to purchase common stock using the treasury stock method, the effect of the assumed conversion of the Company’s convertible subordinated debt and the effect of the potential issuance of common stock in connection with acquisitions. The dilutive effect of options, restricted stock and warrants to acquire 1.9 million shares and 0.1 million shares for the three month periods ended November 30, 2003 and 2002, respectively, and to acquire 0.7 million shares and 2.7 million shares for the nine month periods ended November 30, 2003 and 2002, respectively, were excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for the three and nine months ended November 30, 2003 and 2002 since it was anti-dilutive. The Company’s convertible debt may be exchanged for up to approximately 5.2 million shares of the Company’s common stock in future periods.

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

     To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of November 30, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s operating performance or financial condition.

     Product Warranty. The Company generally warrants its software products. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

6. Intangible Assets and Goodwill

     Acquisition-related intangible assets subject to amortization as of November 30, 2003 and February 28, 2003 were as follows (amounts in thousands):

		Accumulated
	Gross Assets	Amortization	Net Assets

November 30, 2003
Acquired technology	$64,739	$(34,170)	$30,569
Customer relationships	29,098	(11,452)	17,646

Total	$93,837	$(45,622)	$48,215

February 28, 2003
Acquired technology	$65,454	$(24,222)	$41,232
Customer relationships	29,012	(8,355)	20,657

Total	$94,466	$(32,577)	$61,889

     Amortization expense related to acquisition related intangible assets was $4.6 million for both the three months ended November 30, 2003 and 2002, and $13.7 million and $12.9 million for the nine months ended November, 2003 and 2002, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets for the three month period ending February 29, 2004 and future fiscal years are as follows (amounts in thousands):

	Three Months Ending
	February 29,	Fiscal Year Ending February 28 or 29,

	2004	2005	2006	2007	2008	Thereafter	Total

Amortization expense	$4,550	$17,205	$10,760	$9,889	$4,727	$1,084	$48,215

     The changes in the carrying amount of goodwill for the nine months ended November 30, 2003 are as follows (amounts in thousands):

Net Assets

Balance as of February 28, 2003	$187,438
Proceeds from settlement of acquisition escrow	(2,170)
Foreign currency translation	279

Balance as of November 30, 2003	$185,547

7. Comprehensive Income (Loss)

     Other comprehensive income (loss) relates primarily to foreign currency translation income (losses) and unrealized gains (losses) on investments. The following table sets forth the comprehensive income (loss) for the three and nine month periods ended November 30, 2003 and 2002, respectively (amounts in thousands):

	Three months ended November 30,		Nine months ended November 30,
	2003	2002	2003	2002

Net loss	$(19,847)	$(26,003)	$(46,277)	$(100,801)
Other comprehensive income (loss)	2,072	(963)	2,666	567
Total comprehensive loss	$(17,775)	$(26,966)	$(43,611)	$(100,234)

8. Restructuring

     Summary of Total Restructuring and Other Impairment Charges.

     The following table sets forth a summary of total restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of November 30, 2003 (amounts in thousands):

		Charges and	Charges and	Charges and		Non-cash activity
		adjustments to	adjustments to	adjustments to	Utilization of	disposal
		charges in three	charges in three	charges in three	cash in nine	losses in nine
All Plans	Balance as of	months ended	months ended	months ended	months ended	months ended	Balance as of
	Feb. 28, 2003	May 31, 2003	Aug. 31, 2003	Nov. 30, 2003	Nov. 30, 2003	Nov. 30, 2003	Nov. 30, 2003

Lease obligations and terminations	$11,637	$5,478	$210	$40	$(4,490)	$—	$12,875	(1)
Severance and related benefits	2,296	1,293	(76)	—	(2,778)	—	735
Impairment charges and write-downs	—	3,190	—	—	—	(3,190)	—
Other	287	176	211	27	(673)	—	28

Subtotal	$14,220	$10,137	$345	$67	$(7,941)	$(3,190)	13,638

Reclassification of deferred rent							504

Total							$14,142

          (1) Certain accrued lease obligations extend through fiscal year 2009.

     Fiscal 2004 Restructuring and Other Impairment Charges.

     Plan FY04 Q1 Restructuring and Other Impairment Charges (“Plan FY04 Q1”). During the three months ended May 31, 2003, the Company announced and implemented a restructuring plan designed to further align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 8%, further consolidation of our U.S. product development functions to our corporate headquarters in Rockville, Maryland, further reduced discretionary spending and lease terminations. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 94 employees, 72 of which were involuntary, across most business functions and geographic regions. Involuntary terminations by geographic region included 66 in the U.S., 3 in Mexico, 2 in Canada and 1 in Japan. All terminated employees were notified by May 31, 2003 and were not required to render service to the Company beyond the earlier of their termination date or minimum retention period of 60 days (as defined by SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS 146”)). The Company recorded a facility charge of approximately $5.9 million during the three months ended May 31, 2003 related to the Company vacating and subleasing approximately 26% of its corporate headquarters building in Rockville, Maryland, as well as further reductions of office space in San Carlos, California; Atlanta, Georgia; Irving, Texas and Detroit, Michigan. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. During the nine months ended November 30, 2003, the Company recorded an adjustment to facility charges of approximately $0.1 million, as a result of finalizing the sublease of vacated space in its corporate headquarters building in Rockville, Maryland.

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

     The following table sets forth a summary of Plan FY04 Q1 restructuring and other impairment charges, payments made and the remaining liabilities as of November 30, 2003 (amounts in thousands):

						Non-cash activity
			Adjustments to	Adjustments to	Utilization of	disposal
		Charges in three	charges in three	charges in three	cash in nine	losses in nine
	Balance as of	months ended	months ended	months ended	months ended	months ended	Balance as of
Plan FY04 Q1	Feb. 28, 2003	May 31, 2003	Aug. 31, 2003	Nov. 30, 2003	Nov. 30, 2003	Nov. 30, 2003	Nov. 30, 2003

Lease obligations and terminations (1)	$—	$5,858	$161	$40	$(2,085)	$—	$3,974
Severance and related benefits	—	1,348	60	—	(1,244)	—	164
Impairment charges and write-downs	—	3,190	—	—	—	(3,190)	—

Subtotal	$—	$10,396	$221	$40	$(3,329)	$(3,190)	4,138

Reclassification of deferred rent							504

Total							$4,642

          (1) Includes $58 and $39 of accretion expense in adjustments and charges in the three months ended August 31, 2003 and November 30, 2003, respectively.

     Fiscal 2003 Restructuring and Other Impairment Charges.

     Plan FY03 Q4 Restructuring Charges (“Plan FY03 Q4”). During the three months ended February 28, 2003, the Company announced and implemented a restructuring plan designed to further align our cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 10%, consolidation of most of our U.S. product development functions to our corporate headquarters in Rockville, Maryland, further reduced discretionary spending and lease termination costs. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 123 employees, 76 of which were involuntary, across most business functions and geographic regions. Involuntary terminations by geographic region included 68 in the U.S., 7 in Europe and 1 in Canada. All terminated employees were notified by February 28, 2003 and were not required to render service to the Company beyond the earlier of their termination date or minimum retention period of 60 days (as defined by SFAS 146). The Company recorded a charge for severance and related benefits of approximately $1.4 million during the three months ended February 28, 2003. The Company also recorded a facility charge of approximately $0.4 million during the three months ended February 28, 2003, related to closure of the Milan, Italy office and the expected loss of sublease rental income from a previously closed office in London, England. These costs include management’s best estimates of expected sublease income. The Company also recorded other charges of approximately $0.2 million related to relocation costs during the three months ended February 28, 2003. During the nine months ended November 30, 2003, the Company incurred adjustments to charges of approximately $0.5 million related to our initiative in the three months ended February 28, 2003 to relocate certain employees under the consolidation of our U.S. product development functions.

     The following table sets forth a summary of Plan FY03 Q4 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of November 30, 2003 (amounts in thousands):

		Adjustments to Plan	Adjustments to Plan	Adjustments to Plan	Utilization of
		FY03 Q4 charges in	FY03 Q4 charges in	FY03 Q4 charges in	cash in nine
	Balance as of	three months ended	three months ended	three months ended	months ended	Balance as of
Plan FY03 Q4	Feb. 28, 2003	May 31, 2003	Aug. 31, 2003	Nov. 30, 2003	Nov. 30, 2003	Nov. 30, 2003

Lease obligations and terminations	$267	$—	$19	$—	$(286)	$—
Severance and related benefits	1,061	60	5	—	(781)	345
Other	187	176	211	27	(601)	—

Total	$1,515	$236	$235	$27	$(1,668)	$345

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

     The following table sets forth a summary of Plan FY03 Q3 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of November 30, 2003 (amounts in thousands):

		Adjustments to Plan	Adjustments to Plan	Utilization of
		FY03 Q3 charges in	FY03 Q3 charges in	cash in nine
	Balance as of	three months ended	three months ended	months ended	Balance as of
Plan FY03 Q3	Feb. 28, 2003	May 31, 2003	Aug. 31, 2003	Nov. 30, 2003	Nov. 30, 2003

Lease obligations and terminations	$3,162	$(380)	$30	$(1,065)	$1,747
Severance and related benefits	1,011	(56)	13	(742)	226
Other	20	—	—	(20)	—

Total	$4,193	$(436)	$43	$(1,827)	$1,973

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

     Plan FY03 Q2 Other Impairment Charges. In accordance with SFAS 144, the Company recorded an impairment charge of approximately $1.2 million during the three months ended August 31, 2002 related to the discontinued use of a portion of the Company’s sales force automation software, which is being replaced with another tool. The remaining net book value at August 31, 2002 of $0.7 million was fully amortized over its remaining useful life.

     The following table sets forth a summary of Plan FY03 Q2 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of November 30, 2003, (amounts in thousands):

		Adjustments to Plan	Utilization of
		FY03 Q2 charges in	cash in nine
	Balance as of	three months ended	months ended	Balance as of
Plan FY03 Q2	Feb. 28, 2003	Aug. 31, 2003	Nov. 30, 2003	Nov. 30, 2003

Lease obligations and terminations	$4,016	$—	$(458)	$3,558
Severance and related benefits	165	(154)	(11)	—

Total	$4,181	$(154)	$(469)	$3,558

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

     The following table sets forth a summary of Plan FY02 restructuring charges, payments made against those charges and the remaining liabilities as of November 30, 2003 (amounts in thousands):

		Adjustments to Plan	Utilization of
		FY02 charges in	cash in nine
	Balance as of	three months ended	months ended	Balance as of
Plan FY02	Feb. 28, 2003	May 31, 2003	Nov. 30, 2003	Nov. 30, 2003

Lease obligations and terminations	$1,016	$—	$(101)	$915
Severance and related benefits	59	(59)	—	—

Total	$1,075	$(59)	$(101)	$915

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

     The following table sets forth a summary of Plan FY99 restructuring charges, payments made against those charges and the remaining liabilities as of November 30, 2003 (amounts in thousands):

		Utilization of
		cash in nine
	Balance as of	months ended	Balance as of
Plan FY99	Feb. 28, 2003	Nov. 30, 2003	Nov. 30, 2003

Lease obligations and terminations	$3,176	$(495)	$2,681
Other	80	(52)	28

Total	$3,256	$(547)	$2,709

9. Income Taxes

     Income tax expense of $230,000 and $849,000 was recorded for the three and nine months ended November 30, 2003, respectively. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Management assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent management believes that recovery is not likely, it establishes a valuation allowance. The Company considers historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if management determines that the amount to be realized is greater or less than the valuation allowance recorded. Based on various factors, including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of the Company’s loss for fiscal 2003 and estimates of future profitability, management has concluded that future taxable income will, more likely than not, be insufficient to recover its net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of the Company’s deferred tax assets, management recorded a valuation allowance for the full amount of its net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in fiscal 2003. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

10. Credit Facility and Restricted Cash

     The Company has a one year unsecured revolving credit facility with Silicon Valley Bank (“SVB”) for $20.0 million which will expire on March 31, 2004, unless renewed. Under the terms of this credit facility, the Company may request cash advances, letters of credit, or both. The credit facility requires the Company to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be greater than $120.0 million; and (ii) a ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus, long-term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 2.0 to 1.0.

     The SVB credit facility requires the Company to maintain $70.0 million in funds with SVB and its affiliates. The credit facility also restricts the amount of additional debt the Company can incur and restricts the amount of cash that the Company can use for acquisitions and for the repurchase of convertible debt. Under the terms of the SVB credit facility, the Company retains the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the credit facility, SVB has the right to obtain a lien on all of the Company’s assets, other than intellectual property, upon an occurrence of default, unless the Company terminates the facility as provided above. The credit facility also provides that, upon an event of default, the Company is prohibited from paying a cash dividend to its shareholders. As of November 30, 2003, the Company had $9.9 million in letters of credit outstanding under this line to secure its lease obligations for certain office space. The Company was in compliance with all financial covenants as of November 30, 2003.

     Prior to entering into the credit facility agreement with SVB, the Company had a credit facility agreement with Bank of America (“BOA”) that expired on February 26, 2003. As of August 31, 2003, the Company had a $4.0 million letter of credit outstanding with BOA which was fully collateralized. The letter of credit was used to secure a lease obligation for certain international office space. The cash collateral was presented as restricted cash in the condensed consolidated balance sheet as of August 31, 2003. During the three months ended August 31, 2003, the Company was informed by BOA that BOA would not renew the letter of credit and the holder would not accept a replacement for the letter of credit from another bank on terms that were favorable to the Company. During the three months ended November 30, 2003, the holder requested a cash draw for the full amount on the letter of credit. Accordingly, $3.3 million of the $4.0 million was recorded as a deposit in non-current assets and $0.7 million was recorded as cash in the condensed consolidated balance sheet as of November 30, 2003.

     The Company has an additional credit agreement with SVB, as amended, under which the Company was able to borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to the greater of the three year treasury note rate plus 5% or 8.25%, and are repaid monthly over a 36 month period. During fiscal 2003, the Company borrowed $2.9 million under this credit facility. The facility allowed for borrowings through March 31, 2003. The principal balance remaining as of November 30, 2003 was approximately $2.0 million. The Company was in compliance with all financial covenants as of November 30, 2003.

11. Debt Conversion

     In October 2003, the Company exchanged $22.5 million of its 5% Convertible Subordinated Notes due in 2007 (the “Notes”) for 3,045,000 shares of its common stock in two privately negotiated transactions with a group of affiliated note holders. The offer and issuance of the common stock underlying these transactions are exempt from registration under Section 3(a) (9) of the Securities Act of 1933 and may be freely traded upon issuance.

     At the conversion price of $44.0625 per share, the $22.5 million of Notes exchanged would have been convertible into 510,638 shares of common stock. For accounting purposes, the additional 2,534,362 shares of common stock that the Company issued in these transactions are considered an inducement for the holders to convert their Notes, which required the Company to record a non-operating expense equal to the fair value of the additional shares issued to the holders. Accordingly, the Company recorded a non-cash debt conversion expense of approximately $16.4 million during the three months ended November 30, 2003. These transactions resulted in a $22.5 million reduction of the Notes outstanding and increased stockholders’ equity by $22.5 million. The 3,045,000 shares of common stock represent 4.1% of the shares outstanding as of November 30, 2003.

12. Supplemental Cash Flow Information

     The Company paid total interest of $13.1 million and $12.7 million during the nine months ended November 30, 2003 and 2002, respectively.

     Supplemental information of non-cash financing activities is as follows:

-	In connection with the debt conversion during the three months ended November 30, 2003, the Company exchanged $22.5 million of the Notes for 3,045,000 shares of its common stock (See Note 11).

-	The Company recorded approximately $4.5 million in capital leases during the nine months ended November 30, 2002.

13. Subsequent Event

     In January 2004, the Company exchanged $10.0 million of the Notes for 1,425,000 shares of its common stock in two privately negotiated transactions with a group of affiliated note holders. The offer and issuance of the common stock underlying these transactions are exempt from registration under Section 3(a)(9) of the Securities Act of 1933 and may be freely traded upon issuance.

     At the conversion price of $44.0625 per share, the $10.0 million of Notes exchanged would have been convertible into 226,950 shares of common stock. For accounting purposes, the additional 1,198,050 shares of common stock that we issued in these transactions are considered an inducement for the holders to convert their Notes, which requires the Company to record a non-operating expense equal to the fair value of the additional shares issued to the holders. Accordingly, the Company will record a non-cash debt conversion expense of approximately $8.2 million during the quarterly period ended February 29, 2004. These transactions will also result in a $10.0 million reduction of the Notes outstanding and will increase stockholder equity by $10.0 million. The 1,425,000 shares of common stock represent approximately 2.0% of the shares outstanding at January 13, 2004.

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

Overview:

     We are a leading global provider of demand and supply chain management software. We also provide software for service & parts management and supplier relationship management. We have a solutions-based approach to client delivery – selling configured sets of our software products that address the specific demand and supply chain business processes that our clients want to improve. Our software enables companies to lower operating costs, improve customer service, increase revenue, enhance profitability and accelerate revenue and earnings growth. Our software does this by creating efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our software solutions and solutions delivery approach, which combine the proven cost-reducing power of our supply chain management software solutions with the revenue-enhancing capability of demand and revenue management software, provide additional benefits by providing businesses with the ability to simultaneously optimize cost and revenue to enhance profitability on an enterprise-wide basis. These solutions integrate pricing, forecasting, and operational planning and execution to help companies enhance margins across their enterprises and extended trading networks.

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

     Increasing global competition, shortening product life cycles and more demanding customers are forcing businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. We focus the development of our software on addressing the changing needs of companies in the markets we serve, including the need to do business in extended trading networks. We offer solutions to companies in many industries including automotive; chemical & energy; communications; consumer packaged goods; food & beverage; government, aerospace & defense; high technology; industrials; life sciences; retail; third-party logistics; and travel, transportation & hospitality. Our customer base of approximately 1,200 clients includes large, multinational enterprises such as 3Com Corporation; AT&T Corporation; Boeing Co.; BP Amoco Corporation; Brown & Williamson Tobacco Corp.; Caterpillar Mexico S.A. de C.V.; Cisco Systems Inc.; Coca-Cola Bottling Co. Consolidated; Continental Airlines, Inc.; Delta Air Lines, Inc.; DHL Aviation NV/SA; E.I duPont de Nemours and Company; Fairchild Semiconductor Corporation; Ford Motor Company; Harley-Davidson, Inc.; Hormel Foods Corp.; Kraft Foods, Inc.; Levi Strauss & Co.; Nestlé USA, Inc.; RadioShack Corporation; Texas Instruments Incorporated; and Unilever Home & Personal Care, USA, as well as mid-sized enterprises.

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

     In response to these weak economic conditions, we enacted a number of cost containment and cost reduction measures during fiscal 2003 to better align our cost structure with expected revenue, including:

•	reducing our employee workforce by 26% across the organization, from 1,529 employees at May 31, 2002 to 1,133 employees at February 28, 2003;

•	implementing mandatory unpaid leave programs for all U.S. employees during the first week in July and September of fiscal 2003 and a voluntary week of unpaid leave during our second and third quarters of fiscal 2003 for our European employees;

•	reducing our office space; and

•	increasing the proportion of product development work performed by third party contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale.

     As we entered fiscal 2004, market conditions continued to be challenging. Geopolitical concerns and uncertainties, such as the war on terrorism, the events leading up to, and the subsequent war with Iraq and other hostilities in various parts of the world, as well as an unclear global economic picture, continued to influence corporations’ willingness to make significant capital expenditures. Demand for our solutions designed to optimize pricing and revenue management, a component of our demand management solutions, and our supplier relationship management solutions have been impacted more severely than our other solutions for which there are more mature markets. Although our markets in most industries and geographies deteriorated, industries most severely impacted include, among others, chemical & energy, high technology and travel, transportation & hospitality. Industries less affected include automotive, communications, consumer packaged goods, food & beverage, government, aerospace & defense, life sciences and retail, as consumer spending, especially in the United States, has remained relatively stable. Our clients and prospects in these markets continued to invest in application software, including our offerings, although at reduced levels in most cases. Customers are generally licensing fewer software modules than in past years. We have not lost any major customers or contracts in recent quarters that had a negative material impact on revenue.

     Recently, there have been indications that the end of the economic and capital spending slow-down appears to be forthcoming and we believe demand levels for our solutions have stabilized and are showing some signs of improvement as evidenced by:

•	increased demand in certain commercial sectors, including automotive, chemical & energy, consumer packaged goods, high technology and industrials during the quarters ended August 31, 2003 and November 30, 2003;

•	our closing the largest number of significant software transactions during the quarter ended November 30, 2003, since our quarter ended May 31, 2001; and

•	29.6% and 35.5% of our software license transactions during the quarters ended August 31, 2003 and November 30, 2003, respectively, having come from new clients, as compared to 26.3% and 26.3% during the quarters ended May 31, 2003 and February 28, 2003, respectively

     Our cost containment and cost reduction measures enacted in fiscal 2003 and fiscal 2004 have lessened the adverse impact on our financial performance of our declining revenue resulting from sustained depressed levels of capital spending on information technology. During nine months ended November 30, 2003, we reduced our employee workforce from 1,133 employees at February 28, 2003 to 943 employees at November 30, 2003 or 16.8% across the organization. Although total revenue decreased 10.5%, or $21.6 million, during the nine months ended November 30, 2003 compared to the same period in fiscal 2003, our aggregate cost of software, cost of services and support, cost of reimbursed expenses, cost of sales and marketing, product development and general and administrative expenses, excluding amortization of acquired technology and non-cash stock option compensation expense, decreased 27.0%, or $66.1 million, over the same period. Substantially all of the decline in total revenue for the three and nine months ended November 30, 2003 compared to the same periods in the prior year resulted from decreases in services revenue, which has historically represented our lowest gross margin source of revenue. During the quarter ended November 30, 2003, product-related revenue (software and support) increased 4.8 million, or 13.9%, while services-related revenue (services and reimbursed expenses) declined $7.2 million, or 26.0%, as compared to the prior year quarter. Other information related to software license transactions through and during the quarter ended November 30, 2003 include:

•	31 significant software transactions closed in our third quarter of fiscal 2004, the most since our first quarter in fiscal 2002;

•	quarterly software revenue grew year over year for the first time since our first quarter of fiscal 2002; and

•	average selling price (“ASP”) decreased to $513,000 in the three months ended November 30, 2003.

     During the nine months ended November 30, 2003, international revenue as a percentage of total revenue and software revenue was 34.4% and 40.6%, respectively, as compared to 24.5% and 23.8% in the comparable prior year period. Within the Americas region, a significant portion of our software revenue was derived from our government, aerospace & defense (“GAD”) customers, particularly in the first quarter of fiscal 2004, offsetting softness in the remainder of the Americas. We also received the final installment under a large multi-year government contract during our first quarter of fiscal 2004.

     The following table shows the number of significant software transactions, ASP for the past seven fiscal quarters (ASP in thousands), and software transactions of $1.0 million or greater:

	Significant		Software
	Software		Transactions $1.0
Quarter Ended	Transactions (1)	ASP	Million or Greater

May 31, 2002	21	$1,101	8
August 31, 2002	27	614	4
November 30, 2002	22	596	3
February 28, 2003	19	896	4
May 31, 2003	14	1,279	5
August 31, 2003	27	556	6
November 30, 2003	31	513	4

     (1) Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

     Our ASP for software license transactions declined for the second consecutive quarter from the level achieved in the quarter ended May 31, 2003 as a result of lower concentration of software revenue from the GAD sector and an increase in the number of smaller transactions with existing customers. Software license transactions in the GAD sector tend to be larger in size than other market sectors due to the relative size of the customers and scope of use.

     During the quarter ended May 31, 2003, we announced and implemented a restructuring plan designed to further align our cost structure with expected revenue, because we expected market conditions to be challenging for us through our second quarter of fiscal 2004 and possibly beyond. Actions taken included a reduction in the Company’s employee workforce of approximately 8%, the vacating of and negotiations to sublease approximately 26% of our corporate headquarters space for an amount less than our current rent obligation (the sublease was finalized during the quarter ended August 31, 2003), the further consolidation of our U.S. product development functions to our corporate headquarters in Rockville, Maryland, further reduced discretionary spending and lease terminations. In December 2003, we announced an additional restructuring plan designed to further align our cost structure and resource allocation to increase efficiencies and better serve our customers. We expect to record a restructuring charge of approximately $7 million in the quarter ending February 29, 2004 as a result of reductions in office space, closing a product development facility and relocating employees to our headquarters in Rockville, Maryland . No significant changes in employee headcount are expected as a result of these actions.

     The following table includes the condensed consolidated statements of operations data for the three and nine months ended November 30, 2003 and 2002 expressed as a percentage of revenue:

	Three months ended November 30,		Nine months ended November 30,
	2003	2002	2003	2002

REVENUE:
Software	28.5%	22.6%	29.6%	27.4%
Services	30.6%	40.3%	31.4%	38.5%
Support	37.1%	32.7%	35.0%	29.9%
Reimbursed expenses	3.8%	4.4%	4.0%	4.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Cost of software	6.2%	7.0%	6.8%	7.5%
Amortization of acquired technology	5.9%	5.7%	5.8%	4.9%
Cost of services and support	30.8%	38.0%	34.0%	36.2%
Cost of reimbursed expenses	3.8%	4.4%	4.0%	4.2%
Sales and marketing	27.3%	33.0%	26.6%	36.7%
Product development	13.4%	22.6%	15.2%	23.3%
General and administrative	9.9%	11.3%	9.8%	10.3%
Amortization of intangibles	1.7%	1.6%	1.6%	1.4%
Restructuring and other impairment charges	0.1%	13.1%	5.7%	8.2%
Purchased research and development	—	—	—	1.8%
Non-cash stock option compensation expense	0.7%	1.2%	0.9%	1.3%

Total operating expenses	99.7%	138.0%	110.3%	135.8%

Income (loss) from operations	0.3%	(38.0%)	(10.3)%	(35.8%)
Debt conversion expense	(27.4)%	—	(8.9)%	—
Other expense, net	(5.6)%	(2.6)%	(5.4)%	(2.6)%

Loss before income taxes	(32.8%)	(40.6%)	(24.5%)	(38.4%)
Provision for income taxes	0.4%	1.1%	0.5%	10.4%

Net loss	(33.1)%	(41.7%)	(25.0)%	(48.7%)

     The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock option compensation expense as follows (in thousands):

	Three months ended November 30,		Nine months ended November 30,

	2003	2002	2003	2002

Cost of services and support	$183	$390	$780	$1,296
Sales and marketing	92	209	424	718
Product development	27	59	110	244
General and administrative	92	96	292	418

	$394	$754	$1,606	$2,676

See “Non-Cash Stock Option Compensation Expense” for further detail.

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

     Recently, the proportion of services engagements under fixed-fee arrangements has increased relative to prior periods. We expect the proportion of services engagements under fixed-fee arrangements to fluctuate in future periods. Accordingly, our reported revenue and operating performance may be subject to increased levels of estimates and uncertainties in future periods.

     The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software and services revenue under certain contracts and related expenses reported in our Condensed Consolidated Financial Statements. A number of internal and external factors can affect our estimates to complete client engagements including skill level and experience of project managers, staff assigned to engagements and continuity and attrition level of implementation consulting staff. Changes in the estimated stage of completion of a particular project could create variability in our revenue and results of operations if we are required to increase or decrease previously recognized revenue related to a particular project or we expect to incur a loss on the project.

     Support revenue includes post-contract customer support and the rights to unspecified software upgrades and enhancements. Customer support is generally billed annually, initially recorded as deferred revenue and recognized as support revenue ratably over the support period.

Allowance for Doubtful Accounts

     For each of the three years in the period ended February 28, 2003, our provision for doubtful accounts has ranged between approximately 2% and 3% of total revenue. For the nine months ended November 30, 2003, our provision for doubtful accounts was less than 1% of revenue. The decrease as a percentage of revenue from prior periods resulted from improved collections experience. We initially record the provision for doubtful accounts based on our historical experience of write-offs and adjust our allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, historical write-off experience, the credit-worthiness of the customer, the economic conditions of the customer’s industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. Based on our total revenue reported for the quarter ended November 30, 2003, our provision for doubtful accounts would change by approximately $2.4 million annually for a 1% change in proportion of total revenue. The provision for doubtful accounts is included in sales and marketing expense (for software license receivables) and cost of services and support (for services and support fees receivable), in the condensed consolidated statement of operations.

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

     When we determine that technological feasibility occurs at a later date, such as coincident with general product release to clients, we do not capitalize any software development costs. This would increase our reported operating expenses in the short-term by the amounts we do not capitalize. The amounts of software development costs that we have capitalized have ranged between $2.1 million and $3.6 million per quarter during fiscal 2001, fiscal 2002 and fiscal 2003, and our first three quarters in fiscal 2004. The estimated economic life of our capitalized software development costs is subject to change in future periods based on our experience with the length of time our products or enhancements are being or are expected to be used. A change in the expected economic life of our capitalized software development costs of six months would change our quarterly operating expenses by approximately $(0.5) million to $0.9 million.

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

     As of November 30, 2003 our net book value of long-lived assets consisted of the following (in thousands):

Property and equipment	$23,944
Software development costs	13,556
Software developed for internal use	3,118
Goodwill	185,547
Acquired technology	30,569
Customer relationships	17,646

Total	$274,380

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

     We adopted Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) on January 1, 2003. SFAS 146 nullifies EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 and also establishes that fair value is the objective for initial measurement of the liability. Accordingly, for exit or disposal activities undertaken after December 31, 2002, we recorded the liability related to involuntary termination costs, lease costs, abandonment costs and relocation costs as they were incurred.

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

Stock-Based Compensation Plans

     We account for our stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic value based method of accounting. If we accounted for our stock-based compensation plan using the fair value based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” our net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002

Net loss, as reported	$(19,847)	$(26,003)	$(46,277)	$(100,801)
Add: Stock option-based compensation expense included in reported net loss, net of tax	394	754	1,606	2,676
Less: Stock option-based compensation, net of tax (1)	(1,665)	(4,432)	(1,976)	(18,121)

Pro forma net loss	$(21,118)	$(29,681)	$(46,647)	$(116,246)

Basic and diluted loss per share, as reported	$(0.27)	$(0.37)	$(0.65)	$(1.45)
Basic and diluted loss per share, pro forma	$(0.29)	$(0.42)	$(0.66)	$(1.67)

(1)	Includes the impact of stock option forfeitures related to employee terminations.

     Consistent with our accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited condensed consolidated financial statements, we have not provided a tax benefit or expense on the pro forma expense in the above table.

     Stock options granted had weighted average fair values of $4.00 and $4.20 per share, respectively, for the three and nine months ended November 30, 2003, and $2.42 and $3.98 per share, respectively, during the three and nine months ended November 30, 2002, as calculated using the Black-Scholes option valuation model. The weighted average estimated fair value of the common stock purchase rights granted under our employee stock purchase plan during the nine months ended November 30, 2003 was $0.90 per share, and during the three and nine months ended November 30, 2002 was $2.18 and $4.27 per share, respectively. The employee stock purchase plan program was no longer active as of July 1, 2003.

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

	OPTIONS		ESPP		OPTIONS		ESPP

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	November 30,		November 30,		November 30,		November 30,

	2003	2002	2003	2002	2003	2002	2003	2002

Risk-free interest rate	2.22%	3.02%	N/A	2.20%	2.49%	4.29%	1.45%	2.21%
Expected term	2.86 years	6.16 years	N/A	6 months	4.44 years	6.31 years	6 months	6 months
Volatility	.9403	.8657	N/A	.8561	.9430	.8556	.8814	.8534
Dividend Yield	0%	0%	0%	0%	0%	0%	0%	0%

Results of Operations:

Revenue:

     Software Revenue. Software revenue increased 21.3%, or $3.0 million, and decreased 3.4%, or $1.9 million, for the three and nine months ended November 30, 2003, respectively, compared to the same periods in 2002.

     The following tables summarize our software transactions for the three and nine months ended November 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
Significant Software Transactions (1)	November 30,		November 30,

	2003	2002	2003	2002

Total number of transactions – existing customers	20	14	50	40
Total number of transactions – new customers	11	8	22	30

Total customers	31	22	72	70

Number of Customers
Number of transactions $100,000 to $999,999	27	19	57	55
Number of transactions $1.0 million and greater	4	3	15	15

Total number of significant software transactions	31	22	72	70

Average selling price (in thousands)	$513	$596	$678	$754

(1)	Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

     The increase in software revenue for the quarter ended November 30, 2003 compared to the prior year quarter was due to an increase in the total number of software transactions. ASP for new customers decreased 10% to $601,000 for the quarter ended November 30, 2003 compared to the prior year quarter, and ASP for existing customers decreased 16% to $465,000 compared to the prior year quarter, as a result of a larger number of software transactions between $100,000 and $300,000.

     The slight decrease in software revenue for the nine months ended November 30, 2003 was due to a decline in ASP as a result of a larger number of software transactions with existing customers between $100,000 and $300,000, offset by increased software revenue from transactions accounted for on a percentage-of-completion (“POC”) basis. We signed one software license transaction during the quarter ended May 31, 2003 in excess of $1 million that is being accounted for on a percentage-of-completion POC basis over the implementation period which is expected to be completed during the first quarter of fiscal 2005. For more details on our software revenue during the three and nine months ended November 30, 2003 and 2002, see “Overview” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

     Services Revenue. Services revenue decreased 27.1%, or $6.8 million, and decreased 26.8%, or $21.4 million, during the three and nine months ended November 30, 2003, respectively, compared to the same periods in the prior year. The decrease in services revenue during the three and nine months ended November 30, 2003 resulted from the decrease in the number of completed software license transactions in fiscal 2002, fiscal 2003 and the first half of fiscal 2004 and resulting lower demand for implementation services and, to some extent, pricing pressure and changes in geographic mix in overall services revenue to regions with lower service rates. Services revenue tends to track software license revenue in prior periods. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

     Support Revenue. Support revenue increased 8.7%, or $1.8 million, and increased 4.7%, or $2.9 million, during the three and nine months ended November 30, 2003, respectively, compared to the same periods in 2002. The increase in support revenue during the nine months ended November 30, 2003 was due to the increase in the base of clients that have licensed our software products and entered into annual support arrangements coupled with renewals of annual support agreements by our existing client base. In the past, we have experienced high rates of renewed annual support contracts. There can be no assurance that our historical renewal rate will continue. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

     International Revenue. We market and sell our software and services internationally, primarily in Europe, Asia Pacific, Canada and Central and South America. Revenue outside of the United States was 39.2% and 27.8% of total revenue, or $23.5 million and $17.3 million, during the three months ended November 30, 2003 and 2002, respectively, and 34.4% and 24.5% of total revenue, or $63.8 million and $50.6 million, during the nine months ended November 30, 2003 and 2002, respectively. The increase in international revenue was due to improved sales execution in Europe and growth in the emerging markets of Asia Pacific.

     During the three and nine months ended November 30, 2003, revenue in Europe increased 44.0% to $18.0 million, and 29.5% to $44.1 million, respectively, over the same periods in the prior year. Revenue in Asia-Pacific increased 19.1% to $4.1 million, and 30.5% to $15.9 million, respectively, over the same periods in the prior year.

Operating Expenses:

     Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three and nine months ended November 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,

	2003	2002	2003	2002

Amortization of capitalized software	$2,095	$2,911	$7,303	$9,323
Percentage of software revenue	12.3%	20.7%	13.3%	16.4%
Other costs of software	1,600	1,454	5,257	6,172
Percentage of software revenue	9.4%	10.3%	9.6%	10.9%

Total cost of software	$3,695	$4,365	$12,560	$15,495
Percentage of software revenue	21.6%	31.0%	22.9%	27.3%

     The decrease in cost of software during the three months ended November 30, 2003 compared to the same period in 2002 was a result of decreased amortization of capitalized software, offset by an increase in royalties paid to third parties as a result of increased software revenue. The decrease in cost of software during the nine months ended November 30, 2003 compared to the same period in 2002 was a result of decreased amortization of capitalized software and decreases in royalties paid to third parties as a result of the mix of software sold and lower software revenue. Amortization of capitalized software development costs does not vary with software revenue while royalty fees do.

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

     Cost of Services and Support. Cost of services and support includes primarily personnel and third party contractor costs. Cost of services and support as a percentage of related revenue was 45.5% and 52.1% in the three months ended November 30, 2003 and 2002, respectively, and 51.1% and 52.9% during the nine months ended

November 30, 2003 and 2002, respectively. Cost of services and support decreased 22.2%, or $5.3 million, and 15.9%, or $11.9 million, during the three and nine months ended November 30, 2003, respectively, compared to the same periods in 2002. The decrease in cost of services and support was attributable to an overall decrease in the average number of services and support employees to 359 and 378 during three and nine months ended November 30, 2003, respectively, compared to 458 and 464 in the same periods of 2002. This was a result of the implementation of our cost containment and cost reduction initiatives during fiscal 2003 and fiscal 2004 and improved utilization rates for consulting services employees in fiscal 2004. The decrease in cost of services and support as a percentage of related revenue in the three months ended November 30, 2003 reflects an increase in the proportion of this revenue derived from support services, which historically have higher margins than implementation services.

     Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased 20.7%, or $4.3 million, and 35.1%, or $26.6 million, during the three and nine months ended November 30, 2003, respectively, compared to the same periods of fiscal 2003. The decreases during the three and nine months ended November 30, 2003 were due to:

•	an overall decrease in the average number of sales, marketing and business development employees to 216 and 223 during the three and nine months ended November 30, 2003, respectively, compared to 312 and 349 in the same periods of fiscal 2003. This was the result of cost containment and cost reduction measures implemented during fiscal 2003 and fiscal 2004; and

•	a decrease in promotional spending, travel, advertising and public relations spending resulting from cost containment and cost reduction measures implemented in fiscal 2003 and fiscal 2004. The decrease in the three months ended November 30, 2003 was partially offset as a result of our annual United States user conference called enVISION being held in the third quarter of fiscal 2004, compared to the first quarter of fiscal 2003.

     Product Development. Product development expenses include costs associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily for employees and, to a lesser extent, third party contractors. The following table sets forth product development costs for the three and nine months ended November 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,

	2003	2002	2003	2002

Gross product development costs	$10,717	$16,202	$35,647	$56,636
Percentage of total revenue	17.9%	26.0%	19.2%	27.4%
Less: Capitalized product development costs	2,668	2,107	7,494	8,328
Percentage of total revenue	4.5%	3.4%	4.0%	4.0%

Product development costs, as reported	$8,049	$14,095	$28,153	$48,308
Percentage of total revenue	13.4%	22.6%	15.2%	23.3%

     Gross product development costs decreased 33.9%, or $5.5 million, and 37.1%, or $21.0 million, during the three and nine months ended November 30, 2003, respectively, compared to the same periods in fiscal 2003. The decrease in gross product development costs was due to:

•	an overall decrease in the average number of product development employees to 263 and 295 during the three and nine months ended November 30, 2003, respectively, compared to 417 and 421 in the same periods of fiscal 2003. This was the result of cost containment and cost reduction measures implemented during fiscal 2003 and fiscal 2004;

•	an increase in the proportion of our product development work being performed by contractors in India to take advantage of cost efficiencies associated with India’s lower wage scale; and

•	an overall decrease in the average number of product development contractors in the United States to 12 and 20 during the three and nine months ended November 30, 2003, respectively, compared to 52 and 67 in the same periods of 2002. This was the result of cost containment and cost reduction measures implemented during fiscal 2003 and fiscal 2004.

     General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses decreased 16.2%, or $1.1 million, and 14.9%, or $3.2 million, during the three and nine months ended November 30, 2003 compared to the same periods in 2002. The decrease was due to a decrease in the average number of general and administrative employees resulting from cost containment and cost reduction measures implemented during fiscal 2003 and fiscal 2004.

     Amortization of Intangibles. Our acquisition of WDS and DFE in our first quarter of fiscal 2003 and certain previous acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles was flat during the three months ended November 30, 2003 compared to the same period in 2002 and increased by $0.2 million during the nine months ended November 30, 2003 compared to the same period in 2002 due to the WDS and DFE acquisitions late in our first quarter of fiscal 2003.

     Restructuring and Other Impairment Charges. We adopted a restructuring plan in our first quarter of fiscal 2004 and in our second and third quarters of fiscal 2003. Details of our restructuring plans and how we account for them are included in Note 8 in the Notes to Condensed Consolidated Financial Statements and in “Use of Estimates and Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

     The following table sets forth a summary of restructuring and other impairment charges for the three and nine months ended November 30, 2003 (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,

	2003	2002	2003	2002

Lease obligations and terminations	$40	$3,273	$5,728	$7,484
Severance and related benefits	—	3,633	1,217	6,520
Impairment charges	—	1,035	3,190	2,484
Other	27	218	414	508

Total restructuring and other impairment charges	$67	$8,159	$10,549	$16,996

     The impact to reported basic and diluted loss per share as a result of the restructuring and other impairment charges was $(0.00) and $(0.15) in the three and nine months ended November 30, 2003, respectively, and $(0.12) and $(0.24) in the three and nine months ended November 30, 2002, respectively.

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

     During our fourth quarter of fiscal 2004, we announced an additional restructuring plan and cost containment initiative to further align our cost structure and resource allocation. We expect to record a restructuring charge of approximately $7.0 million in our fourth quarter fiscal 2004 and expect to further reduce annual operating expenses by an additional $1.5 million as a result of this plan.

     Our aggregate cost of software, cost of services and support, cost of reimbursed expenses, sales and marketing, product development and general and administrative expenses, excluding amortization of acquired technology and non-cash stock option compensation expense, decreased 39.8%, or $36.1 million, to $54.7 million for the three months ended November 30, 2003 from $90.8 million for the three months ended May 31, 2002.

     Purchased Research and Development. Our acquisition of WDS included the purchase of technology that had not yet been determined to be technologically feasible and had no alternative future use in its then-current stage of development. Accordingly, in the nine months ended November 30, 2002, the portion of the purchase price for WDS was allocated to purchased research and development of $3.8 million and was expensed immediately in accordance with generally accepted accounting principles.

     Non-Cash Stock Option Compensation Expense. We recognized non-cash stock option compensation expense of $0.4 million and $1.6 million during the three and nine months ended November 30, 2003, respectively, and $0.8 million and $2.7 million during the three and nine months ended November 30, 2002, respectively, related to unvested stock options assumed in the Talus acquisition. These amounts are included as a separate component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation.”

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

Debt Conversion Expense:

     During the three months ended November 30, 2003, we exchanged $22.5 million of our Convertible Subordinated Notes due in 2007 (the “Notes”) for 3,045,000 shares of our common stock. As a result of the exchange, we recognized a non-cash debt conversion expense of $16.4 million during the three and nine months ended November 30, 2003. Details of our debt conversion expenses are included in Note 11 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report.

Other Expense, Net:

     Other expense, net, includes interest income from cash equivalents, marketable securities, long-term investments and restricted cash, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense was $3.4 million and $10.0 million during the three and nine months ended November 30, 2003, respectively, compared to $1.6 million and $5.3 million in the prior year periods. This change relates to lower interest income as a result of (i) lower average invested cash and marketable securities, (ii) lower average interest rates in the three and nine months ended November 30, 2003 and (iii) foreign currency exchange losses in fiscal 2004 versus foreign currency exchange gains in fiscal 2003. We expect our annual interest expense to decrease by $1.1 million annually as a result of the exchange of $22.5 million of the Notes for shares of our common stock (see Note 11). See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Provision for Income Taxes:

     We recorded income tax expense of $0.2 million and $0.8 million during the three and nine months ended November 30, 2003, respectively. We did not record a deferred income tax benefit during the three and nine months ended November 30, 2003 and do not expect to record a deferred income tax benefit in future quarters when we record a loss.

     During fiscal 2003, we concluded that, based on various factors, including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of our loss for fiscal 2003 and estimates of future profitability, future taxable income will, more likely than not, be insufficient to cover our net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets (net operating loss carryforwards), we recorded a valuation allowance for $20.4 million, the full amount of our net deferred tax assets in fiscal 2003. We will continue to monitor its estimates of future profitability and realizability of our net deferred tax assets based on evolving business conditions.

Net Loss:

     We reported a net loss of $19.8 million and $46.3 million for the three and nine months ended November 30, 2003, respectively, and $26.0 million and $100.8 million, respectively, for comparable prior year periods. The decreased net loss in the three and nine months ended November 30, 2003 compared to the same periods a year ago was due to:

•	a decrease in the cost of software, cost of services and support, cost of reimbursed expenses, cost of sales and marketing, product development and general and administrative expenses of 24.6%, or $17.8 million, and 27.0%, or $66.1 million, for the three and nine months ended November 30, 2003, respectively, compared to the same periods last year resulting from cost containment and cost reduction measures implemented during fiscal 2003 and fiscal 2004;

•	no adjustment to the valuation allowance on deferred tax assets in the nine months ended November 30, 2003 compared to a charge of $20.4 million in the same period a year ago;

•	a decrease in restructuring and other impairment charges of $8.1 million and $6.4 million during the three and nine months ended November 30, 2003 compared to the same periods in the prior year; and

•	no charge for purchased research and development during fiscal 2004 compared to a charge of $3.8 million in the same nine month period a year ago.

     These decreases in expenses were offset by a debt conversion expense of $16.4 million in the three and nine months ended November 30, 2003 and decreases in total revenue of $2.5 million and $21.6 million during the three and nine months ended November 30, 2003, respectively compared to the same periods in the prior year.

Loss Per Common Share

     Loss per common share is computed in accordance with SFAS No. 128, "Earnings Per Share,” which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per common share include, when dilutive, (i) the effect of stock options, restricted stock and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period, if any, and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. Calculations of weighted-average shares outstanding in future periods will be affected by the following factors:

•	the ongoing issuance of common stock associated with stock option and warrant exercises;

•	the issuance of common shares associated with our employee stock purchase plan;

•	any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculations (to the extent we have net income);

•	the potential ongoing future issuance of restricted stock;

•	the issuance of common stock to effect capital transactions or business combinations should we enter into such transactions; and

•	assumed or actual conversions of our convertible debt into common stock.

Liquidity and Capital Resources:

     Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. Our cash, cash equivalents, marketable securities and long-term investments in aggregate decreased $0.7 million during the nine months ended November 30, 2003 to $137.1 million. Working capital increased $1.7 million to $121.5 million during the nine months ended November 30, 2003. The change in cash, cash equivalents, marketable securities and long-term investments resulted from net income, excluding non-cash changes, less changes in working capital items plus:

•	change in restricted cash of $13.0 million was provided by the elimination of cash restrictions upon the transfer of our letters of credit from BOA to SVB. Approximately $9.7 million was reclassified to cash and approximately $3.3 million was recorded as a deposit to secure an international lease (see Note 10);

•	$7.9 million in payments for restructuring obligations;

•	$4.6 million in cash proceeds from the exercise of stock options and employee stock purchase plan purchases; and

•	$2.2 million in proceeds from settlement of an acquisition escrow,

     Offset by cash outflows for:

•	$10.6 million in expenditures on property, equipment and software, including capitalized software;

•	$3.3 million in rent deposits (see Note 10); and

•	$2.4 million in principal payments on long-term debt and capital leases.

     Cash used in operations was $9.3 million and $36.9 million for the nine months ended November 30, 2003 and 2002, respectively. The improvement in operating cash flows of $27.6 million in the nine months ended November 30, 2003 resulted from a decreased operating loss in the nine months ended November 30, 2003. Days sales outstanding (“DSO”) in accounts receivable, which is calculated based on our third quarter revenue, decreased to 88 days as of November 30, 2003 versus 92 days as of November 30, 2002.

     Cash used in investing activities was $5.2 million and $69.6 million during the nine months ended November 30, 2003 and 2002, respectively. Investing activities consist of the sales and purchases of marketable securities and long-term investments, changes in restricted cash, purchases of property and equipment, purchases and capitalization of software and acquisitions of businesses. During the nine months ended November 30, 2003, approximately $13.0 million was provided by the elimination of cash restrictions upon the transfer of our letters of credit from BOA to SVB. Approximately $3.3 million of this $13.0 million was recorded as a deposit to secure an international lease. Total purchases of property, equipment and software, including capitalized software, were $10.6 million during the nine months ended November 30, 2003, a decrease of $11.8 million over the comparable period in 2002. This decrease was due to the completion of the build out of our new corporate headquarters space during the comparable prior year period. Acquisitions of businesses, net of cash acquired, of $2.0 million and $(32.1) million during the nine months ended November 30, 2003 and 2002 relates to approximately $2.2 million which was provided by proceeds held in escrow from prior acquisitions (fiscal 2004) and the WDS and DFE acquisitions (fiscal 2003), respectively. Purchases of marketable securities and long-term investments, net of sales, were $9.5 million and $1.1 million during the nine months ended November 30, 2003 and 2002, respectively.

     Cash provided by financing activities was $2.3 million and $4.8 million during the nine months ended November 30, 2003 and 2002, respectively. During the nine months ended November 30, 2003 and 2002, cash used in financing activities included payments of long-term debt and capital lease obligations, offset by cash proceeds from the exercise of stock options and employee stock purchase plan purchases. During the nine months ended November 30, 2002 cash provided by financing activities also included borrowings under our equipment financing agreement with SVB.

     We had $227.5 million and $250.0 million in Notes outstanding as of November 30, 2003 and February 28, 2003, respectively. The Notes bear interest at 5.0% per annum, which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $207.0 million and $131.6 million as of November 30, 2003 and February 28, 2003, respectively, based on market quotes.

     The Notes mature in November 2007 and are convertible by the holders into approximately 5.2 million shares of our common stock at a conversion price of $44.06 per share, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock; we subdivide, combine or reclassify our common stock; we issue rights to our common stockholders to purchase our common stock at less than market price; we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends); or we make certain repurchases of our common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants. On or after November 7, 2003, under certain circumstances, we may redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made on at least 30 days’ notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price

November 7, 2003 through October 31, 2004	103%
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

     In October 2003, we exchanged $22.5 million of Notes for 3,045,000 shares of our common stock in two privately negotiated transactions with a group of affiliated note holders. We were required to record a non-cash debt conversion expense of $16.4 million during the quarter ended November 30, 2003 as a result of these transactions. See Note 11 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Report.

     In January 2004, we exchanged $10.0 million of Notes for 1,425,000 shares of our common stock in two privately negotiated transactions with a group of affiliated note holders. We will be required to record a non-cash debt conversion expense of $8.2 million during the quarter ended February 29, 2004 as a result of these transactions. See Note 13 in the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Report.

     The January 2004 debt conversion transactions will reduce the balance of the Notes to $217.5 million, will increase stockholders’ equity by $10.0 million and will reduce annual interest expense associated with the Notes by $0.5 million.

     We have a one-year unsecured revolving credit facility with SVB for $20.0 million, as amended, which will expire on March 31, 2004 unless renewed. Under the terms of this credit facility, we may request cash advances, letters of credit, or both. The credit facility requires us to comply with the following financial covenants: (i)

minimum tangible net worth (defined as stockholders equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be greater than $120.0 million; and (ii) a ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 2.0 to 1.0.

     In addition, the SVB credit facility requires us to maintain $70.0 million in funds with SVB and its affiliates. The credit facility also restricts the amount of additional debt we can incur and restricts the amount of cash that we can use for acquisitions and for the repurchase of convertible debt. Under the terms of the SVB credit facility, we maintain the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the credit facility, SVB has the right to obtain a lien on all of our assets, other than intellectual property, upon an occurrence of default, unless we terminate the facility as provided above. The credit facility also provides that, upon an event of default, we are prohibited from paying a cash dividend to our shareholders. As of November 30, 2003, we had $9.9 million in letters of credit outstanding under this credit facility to secure our lease obligations for certain office space. We were in compliance with all financial covenants as of November 30, 2003.

     We have an additional credit agreement with SVB, as amended, under which we could borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the facility accrue interest at a rate equal to the greater of the three year treasury note rate plus 5% or 8.25%, and are repaid monthly over a 36 month period. During fiscal 2003, the Company borrowed $2.9 million under this credit facility. The facility allowed for borrowings through March 31, 2003. The principal balance remaining as of November 30, 2003 was approximately $2.0 million. We were in compliance with all financial covenants as of November 30, 2003.

     As of November 30, 2003, the Company’s future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Three Months
	Ending
	Feb. 29,	Fiscal Year Ending February 28 or 29,

	2004	2005	2006	2007	2008	Thereafter	Total

Capital lease obligations (1)	$375	$1,359	$1,316	$546	$—	$—	$3,596
Operating lease obligations not in restructuring	3,315	11,981	10,850	9,704	8,860	35,689	80,399
Operating lease obligations in restructuring	1,517	5,732	5,441	5,165	4,419	16,714	38,988
Equipment line of credit (1)	275	1,098	737	—	—	—	2,110
Convertible subordinated notes (2)	101	10,875	10,875	10,875	228,375	—	261,101

Total fixed commitments	$5,583	$31,045	$29,219	$26,290	$241,654	$52,403	$386,194

(1)	Includes principal and interest payments

(2)	Includes the impact of $10.0 million of Notes exchanged for shares of our common stock in January 2004

     The lease commitments in the above table designated as “Operating lease obligations in restructuring” only include the non-cancelable portion of lease commitments included in past restructuring initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”) and SFAS 146, we have reduced these lease commitments by estimated sublease income in determining the total restructuring lease obligations of $12.9 million recorded in the accompanying balance sheet as of November 30, 2003. Please refer to Note 8 in our Condensed Consolidated Financial Statements included elsewhere in this Report.

     In the future, we may pursue acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

     We may choose to purchase a portion of the Notes in the open market from time to time with cash or enter into alternative transactions to reduce the balance of the Notes, such as exchanging Notes for shares of our common stock, if we are able to do so on terms favorable to us. Purchases of the Notes with cash would reduce our debt outstanding and may result in a decrease to our liquidity and working capital to the extent that we pay cash.

     We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for the foreseeable future. We believe that the combination of cash and cash equivalents, marketable securities, and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for the next twelve months. However, weakening economic conditions or weak demand for enterprise application software in future periods could have a material adverse impact on our future operating results and liquidity. We may elect to obtain additional debt or equity financing if the terms are favorable to us.

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

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION

OUR INDEBTEDNESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

     In November 2000, we completed a convertible debt offering of $250.0 million in 5% subordinated convertible notes (the “Notes”) that are due November 2007. In October 2003 and January 2004, the balance of the Notes was reduced to $217.5 million as a result of $32.5 million of Notes being exchanged for shares of our common stock. Our indebtedness could have important consequences for investors. For example, it could:

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

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

     We will be required to generate cash sufficient to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $10.9 million annually with $217.5 million of principal due November 2007. As of January 14, 2003, the remaining principal and interest payments due under the Notes were $261.1 million. Our cash, cash equivalents, marketable securities and long-term investments, was $137.1 million as of November 30, 2003. Assuming our cash, cash equivalents, marketable securities and long-term investments remain constant from our November 30, 2003 levels, we will have to generate $124.0 million of net cash flow through any combination of normal operations of the Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Concerns about our ability to meet our debt service obligations could negatively impact our ability to attract and retain customers. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

WE MAY CHOOSE TO EXCHANGE THE NOTES FOR SHARES OF OUR COMMON STOCK IN THE OPEN MARKET OR PURCHASE A PORTION OF THE NOTES FOR CASH WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR COULD MATERIALLY DILUTE EXISTING STOCKHOLDERS.

     We have issued 4,470,000 shares of our common stock in exchange for the Notes in privately negotiated transactions under Section 3(a)(9) of the Securities Act of 1933, and we expect to enter into such transactions from time to time if we are able to do so on terms that are favorable to us. If we choose to enter into privately negotiated transactions to exchange some of our outstanding Notes for shares of our common stock, it could materially dilute the ownership percentage of our existing shareholders. In addition, to the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of the Notes outstanding from time to time in the open market with cash. While the terms of our credit facility impose certain limits on our ability to repurchase our debt securities with cash, we are permitted to do so subject to compliance with the terms and conditions set forth in the credit facility. If purchases of the Notes in the open market were funded from available cash and cash equivalents, it could have a material adverse effect on our liquidity and financial condition.

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

     In January 2003, we entered into a new unsecured $20.0 million credit facility with SVB to replace the BOA credit facility. Approximately $9.9 million of letters of credit were outstanding with SVB as of November 30, 2003. If our future financial performance results in a violation of financial covenants under the new credit facility with SVB, or with our equipment financing credit line with SVB, we could be required to provide cash collateral for letters of credit or repay outstanding borrowings, which would have a material adverse effect on our liquidity and financial condition. As of November 30, 2003, approximately $2.0 million was outstanding under the equipment financing credit line with SVB.

RISKS RELATED TO OUR BUSINESS

ADVERSE ECONOMIC AND POLITICAL CONDITIONS CAUSED A DETERIORATION OF DEMAND IN THE MARKETS FOR OUR PRODUCTS AND SERVICES AND HAVE ADVERSELY AFFECTED AND COULD FURTHER ADVERSELY AFFECT OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Our revenue and operating results depend on the overall demand for our software and related services. Regional and global adverse changes in the economy and political upheaval and unrest have caused a deterioration of the markets for our products and services. This resulted in reductions, delays and postponements of customer purchases, which materially adversely affected our financial performance during fiscal 2002, fiscal 2003 and fiscal 2004. Demand for our solutions designed to optimize pricing and revenue management, a component of our demand management solutions, and our supplier relationship management solutions have been more severely impacted than our other solutions for which there are more mature markets. Although our markets deteriorated in most industries and geographies, industries most severely impacted include, among others, chemical & energy, high technology, and travel, transportation & hospitality. Industries less affected include automotive, communications, consumer packaged goods, food & beverage, government, aerospace & defense, life sciences and retail. If these adverse conditions continue or worsen, we would likely experience further reductions, delays, and postponements of customer purchases further adversely affecting our operating performance and financial condition.

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

     We recently incurred significant losses. Beginning in fiscal 2002, weakening economic conditions and increased political instability resulted in a deterioration in our markets. We experienced sequential declines in software and total revenue during our second and third quarters of fiscal 2002. Further weakening of economic conditions, which severely impacted the timing of capital spending decisions for computer software, particularly enterprise application software, further negatively impacted the markets for our products and services. This again resulted in sequential quarterly declines in software and total revenue in our first three quarters of fiscal 2003 and the second quarter of fiscal 2004. The losses incurred during these periods were $115.2 million in fiscal 2002, $212.2 million in fiscal 2003 and $46.3 million during the nine months ended November 30, 2003. Our ability to improve our financial performance will depend on a stabilization or improvement of economic conditions resulting in increased demand for our software and our continued ability to align our cost structure with revenue without retarding our ability to grow revenue in future periods. If market conditions for our software do not improve or if we do not successfully continue to align our cost structure with our revenue without retarding our ability to grow revenue, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

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

     During the quarters ended August 31, 2002, November 30, 2002 and February 28, 2003, we experienced adverse changes in our stock price resulting from a decline in our financial performance caused by adverse business conditions that have affected the technology industry, especially enterprise application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002, November 30, 2002 and February 28, 2003 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill, but as of February 28, 2003, there was an impairment of goodwill. As a result of the impairment of goodwill as of February 28, 2003, we recorded a non-cash goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price is significantly lower than recent levels such that the implied fair value of the Company is significantly less than stockholders’ equity for a sustained period of time, among other factors, we may be required to record an additional impairment loss related to goodwill below its carrying amount. We will perform a test for goodwill impairment at February 29, 2004, which is our annual date for goodwill impairment review.

OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF SIGNIFICANT NON-CASH CHARGES WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     We will incur significant non-cash charges in the future related to the amortization of intangible assets, including acquired technology relating to the WDS, DFE, STG Holdings, Inc. (“STG”), Partminer CSD, Inc. (“CSD”) and SpaceWorks, Inc. During fiscal 2002, we announced that we were required to write off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. In the three months ended August 31, 2002, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. In the three months ended February 28, 2003, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. In the three months ended May 31, 2003, we recorded a restructuring write-down of approximately $3.2 million, consisting of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to permanently vacating office space. In October 2003 and January 2004, we exchanged $32.5 million of the Notes for 4.5 million shares of our common stock in four privately negotiated transactions, which will result in a non-cash debt conversion expense of $24.6 million during the year ended February 29, 2004. We may also incur non-cash charges in future periods related to impairments of long-lived assets and future exchanges of Notes for shares of our common stock, if any. To achieve profitability we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.

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

     Because of the downturn in our markets as a result of progressive weakening of global economic conditions and increased political instability during fiscal 2002, fiscal 2003 and fiscal 2004, we faced significant challenges in our ability to stabilize revenue, improve operating performance and expand market share. In response to the impact on our financial performance, we implemented restructuring plans and cost containment and cost reduction measures and are continuing to implement cost containment and cost reduction measures to align our cost structure with our revenues. These actions have included, among other things, workforce reductions and mandatory unpaid leave programs. In fiscal 2002, fiscal 2003 and the first quarter of fiscal 2004, we recorded restructuring and impairment charges of $6.6 million, $19.2 million and $10.1 million, respectively. In December 2003, we announced that we expect to record approximately $7.0 million in restructuring and impairment charges in our fourth quarter fiscal 2004 related to further reductions in office space. In addition, we may incur additional restructuring charges in future periods. If we fail to achieve the desired results of our restructuring plans and our cost containment and cost reduction measures, or if our markets continue to experience weakness, we may suffer material harm to our operating performance and financial condition.

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

     Our success depends significantly on the continued service of our executive officers. We do not have fixed-term employment agreements with any of our executive officers, and we do not maintain key person life insurance on our executive officers. Five of our executive officers left the Company between May 2002 and August 2003. The loss of services of any of our executive officers for any reason could have a material adverse effect on our operating performance and financial condition.

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

     A significant portion of our revenue is derived from implementation services. Implementation services are billed on an hourly basis (time and materials) or under fixed price contracts. Implementation services billed on an hourly basis are generally recognized as work is performed. If we are not able to maintain the current hourly service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases, and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:

•	our clients’ and prospects’ perceptions of our ability to add value through our implementation services;

•	complexity of services performed;

•	competition;

•	pricing policies of our competitors and systems integrators;

•	the use of globally sourced, lower-cost service delivery capabilities within our industry; and

•	general economic conditions.

CHANGES IN THE SIZE OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     The size of our software transactions fluctuates. Fluctuations in the size of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our software and services. Losses of, or delays in concluding, larger software transactions have had and could have a proportionately greater effect on our revenue and financial performance for a particular period. For example, we recorded 14 software transactions of $1.0 million or greater in fiscal 2000, 47 software transactions of $1.0 million or greater in fiscal 2001, 38 software transactions of $1.0 million or greater in fiscal 2002, 19 software transactions of $1.0 million or greater in fiscal 2003 and 15 software transactions of $1.0 million or greater during the nine months ended November 30, 2003. As a result of these changes in the size of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may fluctuate significantly in the future.

WE EXPERIENCED DECLINES IN SOFTWARE REVENUE IN FISCAL 2002, FISCAL 2003 AND DURING THE NINE MONTHS ENDED NOVEMBER 30, 2003. A REDUCTION IN OUR REVENUE DERIVED FROM SOFTWARE LICENSES RESULTED AND MAY IN THE FUTURE RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

     Our ability to maintain or increase services and support revenue depends on our ability to maintain or increase the amount of software we license to customers. During our fourth quarter fiscal 2002, our third and fourth quarters of fiscal 2003 and our first three quarters of fiscal 2004, we experienced declines in services revenue compared to the same periods in the prior years as a result of declining software revenue in prior periods. Additional decreases of software license revenue or slowdowns in licensing may have a material adverse effect on our services and support revenues in future periods.

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

     We directly compete with other enterprise application software vendors including: Adexa, Aspen Technology, DemandTec, The Descartes Systems Group, Global Logistics Technologies, i2 Technologies, JDA Software, Khimetrics, Logility, Logistics.com (recently acquired by Manhattan Associates), Mercia, Metreo, PROS Revenue Management, Rapt, Retek, Sabre, SAP, Viewlocity (formerly SynQuest) and Zilliant. Certain enterprise resource planning (“ERP”) vendors, in addition to SAP, all of which are substantially larger than Manugistics, have acquired or developed demand and supply chain management software companies, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle, PeopleSoft and SSA Global Technologies (through recent acquisition of Invensys’ Baan subsidiary). Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. Some of our current and potential competitors, particularly, but not limited to, Oracle and PeopleSoft, may combine pursuant to recently announced tender offers and subsequently utilize enhanced financial and human resources to develop and sell more competitive demand chain and supply chain products. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

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

     Our software is complex. This complexity can make it difficult to detect errors in our software prior to implementation. We may not discover errors in our software until our customers install and use a given product or until the volume of services that a product provides increases. When our software is installed, the environment into which it is installed is frequently complex and typically contains a wide variety of systems and third-party software, with which our software must be integrated. This can make the process of implementation difficult and lengthy. As a result, some customers may have difficulty implementing our products successfully within anticipated timeframes or otherwise achieve the expected benefits. These problems may result in claims for damages suffered by our clients, a loss of, or delays in, the market acceptance of our solutions, client dissatisfaction and lost revenue and collection difficulties during the period required to correct these errors.

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

AS A RESULT OF THE WDS ACQUISITION, AN INCREASED PERCENTAGE OF OUR REVENUE WILL BE DERIVED FROM CONTRACTS WITH THE GOVERNMENT. GOVERNMENT CONTRACTS ARE SUBJECT TO COST AND OTHER AUDITS BY THE GOVERNMENT AND TERMINATIONS FOR THE CONVENIENCE OF THE GOVERNMENT. GOVERNMENT PROCUREMENT IS HIGHLY REGULATED, AND CONTRACTORS ARE SUBJECT TO THE RISKS OF PROTESTS, CLAIMS, PENALTIES, FINES, DEFAULT TERMINATION, AND RESCISSION, AMONG OTHER ACTIONS. THE ADVERSE RESULT OF A GOVERNMENT AUDIT OR ACTION AGAINST ANY OF OUR CONTRACTS WITH THE GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

Government contracts face special risks due to potential audits by government agencies.

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

     If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true.

Government contracts are subject to unique risks of early termination.

     In addition, Government contracts may be subject to termination by the Government for its convenience, as well as termination, reduction or modification in the event of budgetary constraints or any change in the Government’s requirements. If any of our time-and-materials or fixed-priced contracts were to be terminated for the Government’s convenience, we would probably receive only the purchase price for items delivered prior to termination, reimbursement for allowable costs for work-in-progress and an allowance for profit on the contract, or an adjustment for loss if completion of performance would have resulted in a loss. Government contracts are also conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis, even though the contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually only partially funded and Congress must annually determine if additional funds will be appropriated to the program. As a result, long-term contracts are subject to cancellation if appropriations for future periods become unavailable. We have not historically experienced any significant material adverse effects as a result of the Government’s failure to fund programs awarded to us. If the Government were to terminate some or all of our contracts or reduce appropriations, cancel appropriations or both to a program we have a contract under, our operating performance and financial condition could be materially adversely affected.

Competitive bidding, a cornerstone to government contracting, imposes risks and costs.

     We derive significant revenue from federal contracts awarded through a competitive bidding process, which can impose substantial costs upon us, and we will lose revenue if we or our contracting partners (typically, prime contractors with whom we subcontract) fail to compete effectively. Competitive bidding imposes substantial costs and presents a number of risks, including: the need to bid before design is complete, bid and proposal costs, risks in estimation of prospective needs, and bid protests that may delay or derail awards.

Our work with other contractors poses risks, including risks to our reputation.

     As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to deliver to our clients. A failure by one or more of our subcontractors to satisfactorily perform the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

Despite careful precautions that we take, we are exposed to risk due to potential employee misconduct in the highly regulated government marketplace.

     We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business.

The government marketplace has a unique risk: that appropriations to fund contracts will not be made, or will be diverted or delayed.

     A decline in overall U.S. government expenditures could cause a decrease in our revenue and profitability. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our government-related revenue.

Federal contracts are subject to unique terms and risks, not commonly found in the commercial marketplace.

     Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to: as noted, terminate existing contracts for convenience, as well as default; reduce or modify contracts or subcontracts, often unilaterally; terminate security clearances and thereby prevent classified contracting; cancel multi-year contracts and related orders if funds for contract performance for any subsequent years become unavailable; decline to exercise options to renew multi-year contracts; claim rights in certain products, systems, and technology produced by us; prohibit future awards based on a finding of an organizational conflict of interest; subject contract awards to protest; and, as noted, suspend or debar contractors.

Our federal contracts pose unique pricing risks.

     Much of our federal contracting is done through a type of special contract, sponsored by the U.S. General Services Administration (GSA), known as the “Multiple Award Schedules” (or simply “Schedules”) contract. Our GSA Schedules contract, like all others, includes a clause known as the “Price Reductions” clause; the terms of that clause are analogous to a “most favored customer” clause in commercial contracts. Under that clause, we have agreed that its prices to the government under the GSA Schedules contract will maintain a constant relationship to the prices charged to certain commercial customers, i.e., when prices to those benchmark customers drop, so too must our prices on our GSA Schedules contract. Although we have undertaken extensive efforts to comply with the Price Reductions clause, it is possible that we, through, for example, an unreported discount offered to a “benchmark” customer, might fail to honor the obligations of the Price Reductions clause. If that occurred, we could, under certain circumstances, be subject to an audit, an action in fraud, or other adverse government actions or penalties.

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

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

     We currently conduct operations in Australia, Belgium, Brazil, Canada, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Taiwan, The Netherlands, The People’s Republic of China, Singapore, Sweden and the United Kingdom and we also have relationships with third parties in India to outsource a portion of our product development and implementation services effort. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. These operations require significant management attention and financial resources and additionally subject us to risks inherent in doing business internationally, such as:

•	failure to properly comply with foreign laws and regulations applicable to our foreign activities;

•	failure to properly comply with U.S. laws and regulations relating to the export of our products and services;

•	difficulties in managing foreign operations and appropriate levels of staffing;

•	foreign currency exposure;

•	longer collection cycles;

•	tariffs and other trade barriers;

•	seasonal reductions in business activities, particularly throughout Europe;

•	proper compliance with local tax laws which can be complex and may result in unintended adverse tax consequences;

•	anti-American sentiment due to the war with Iraq and other American policies that may be unpopular in certain countries; and

•	increasing political instability, adverse economic conditions and the potential for war or other hostilities in many of these countries.

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

     In the nine months ended November 30, 2003, 34.4% of our total revenue was derived from outside the United States. Our primary international operations are located throughout Europe and Asia-Pacific. We also have operations in Brazil, Canada and Mexico. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. For example, we recently opened offices in Malaysia and The People’s Republic of China. We expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

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

IF REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE CHANGED, WE MAY BE FORCED TO CHANGE OUR BUSINESS PRACTICES. IF WE ISSUE ADDITIONAL RESTRICTED STOCK TO OUR EMPLOYEES IN FUTURE PERIODS, WE WILL BE REQUIRED TO RECORD ADDITIONAL COMPENSATION EXPENSE.

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

     In June 2003, our Board of Directors approved an amendment to our 1998 stock option plan to issue restricted shares of Manugistics’ common stock to our employees. This amendment was approved by stockholders at our Annual Meeting on July 29, 2003. On October 17, 2003, we issued 205,000 shares of restricted stock to certain key employees. The restrictions on the restricted stock awards granted to key employees vest over four years. The fair value of the restricted stock awards granted of approximately $1.3 million was recorded as a component of deferred compensation. Accordingly, we are required to record compensation expense over the life of the vesting period of the restricted stock. We will be required to record additional compensation expense to the extent that we issue restricted stock to our employees in future periods. Such a change could have a material effect on our operating performance.

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

SCHEDULED SALES OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK BY OUR EXECUTIVE OFFICERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Certain of our executive officers, including our chief executive officer and our chief financial officer, recently entered into pre-established trading plans to facilitate the orderly sale by them of shares of our common stock. Our executive officers who entered into pre-established trading plans are scheduled to sell shares subject to the terms of their respective trading plan. These terms include one or more price floors below which shares may not be sold. The minimum price floor for our chief executive officer and our chief financial officer is $10.00 per share. Sales under each of these pre-established trading plans will, subject to the respective terms of the trading plan, continue until the trading plan is modified, terminated or expires. The sale of these shares, if significant in amount, may cause the market price of our stock to decline.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

     Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in stockholders’ equity. Revenue outside of the United States was 39.2% and 27.8% for the three months ended November 30, 2003 and 2002, respectively, and 34.4% and 24.5% for the nine months ended November 30, 2003 and 2002, respectively. Revenue outside the United States is derived from operations in Australia, Belgium, Brazil, Canada, The People’s Republic of China, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our condensed consolidated financial statements. None of the components of our financial statements were materially affected by exchange rate fluctuations during the three and nine months ended November 30, 2003 and November 30, 2002. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

     Interest Rate Risk. Our long-term investments, marketable securities and certain cash equivalents are subject to interest rate risk. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. We manage this risk by maintaining an overall investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. All securities in our long-term investment portfolio mature in two years or less. Instruments in our entire portfolio include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of our long-term investments and marketable securities held was $12.4 million and $2.9 million at November 30, 2003 and February 28, 2003, respectively.

     We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Such operating cash balances held at banks outside of the United States are predominately denominated in the local currency.

     The United States Federal Reserve Board influences the general market rates of interest. The federal funds rate was 1.75% as of March 1, 2002. During fiscal 2003 and fiscal 2004, the federal funds rate was further reduced by 75 basis points to its November 30, 2003 level of 1.00%. These actions have led to a general market decline in interest rates.

     The weighted average yield on interest-bearing investments held as of November 30, 2003 and 2002 was approximately 1.0% and 1.4%, respectively. Based on our investment holdings at November 30, 2003, a 100 basis point decline in the average yield would reduce our annual interest income by $1.4 million.

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

Item 2. Changes in Securities and Use of Proceeds.

     In October 2003, the Company issued 3,045,000 shares of its common stock in exchange for $22.5 million of the Notes in two privately negotiated transactions with a group of affiliated note holders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1	Loan Modification Agreement dated December 16, 2003 between the Company and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1)	On September 25, 2003, we furnished a Current Report on Form 8-K dated September 25, 2003 reporting under Item 12 our issuance of a press release announcing our financial results for the three and six months ended August 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2004.

MANUGISTICS GROUP, INC.
(Registrant)

________________

Date: January 14, 2004

/s/ Raghavan Rajaji
Raghavan Rajaji
Executive Vice President and
Chief Financial Officer
(Principal financial officer)

/s/ Jeffrey T. Hudkins
Jeffrey T. Hudkins
Group Vice President, Controller
and Chief Accounting Officer
(Principal accounting officer)