Form 10-K
period 2004-02-29
MANUGISTICS GROUP INC
filed 2004-05-13
CIK 908440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2004
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

Yes X No [   ]

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

Yes X No [   ]

As of August 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $241.2 million. As of April 30, 2004, the number of shares outstanding of the Registrant’s common stock was approximately 81.9 million, based on information provided by the Registrant’s transfer agent.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K. We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 29, 2004.

PART I

Item 1. BUSINESS.

The disclosures set forth in this annual report are qualified by the sections captioned “Forward-Looking Statements” and “Factors That May Affect Future Results” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report, and other cautionary statements set forth elsewhere in this annual report on Form 10-K.

Overview:

     We are a leading global provider of demand and supply chain management software. We have a solutions-based approach to client delivery – selling configured sets of our software products that address the specific demand and supply chain business processes that our clients want to improve. Our software enables companies to lower operating costs, improve customer service, increase revenue, enhance profitability and accelerate revenue and earnings growth by combining the proven cost-reducing power of our supply chain management software solutions with the revenue-enhancing capability of our demand and revenue management software solutions. Our software does this by creating efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our software solutions and solutions delivery approach provide additional benefits by providing businesses with the ability to simultaneously optimize cost and revenue to enhance profitability on an enterprise-wide basis. These software solutions integrate pricing, forecasting and operational planning and execution to help companies enhance margins across their enterprises and extended trading networks. In addition, our software products help our customers drive more benefits from their existing investments made in information technology provided by other software vendors, such as enterprise resource planning (“ERP”) applications, and help ensure the security and integrity of their global supply chains.

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

Industry Background:

     To meet the demands of today’s competitive environment, companies in diverse industries are seeking greater efficiencies and flexibility in how they operate and how they respond to rapidly changing market conditions, both within their own organization and throughout their extended trading networks. Increasing global competition, shorter product life cycles, more demanding customers and higher standards are forcing businesses to provide improved levels of customer service while shortening the time it takes to bring their products and services to market. Many companies now operate and distribute their products on a global basis, which has substantially increased the complexities of their demand and supply chains. In order to meet these challenges, companies are demanding greater visibility of their operations throughout their own organization and their extended trading networks and enhanced capabilities to make and execute decisions in response to rapidly changing conditions.

     Effective demand and supply chain management solutions allow companies to share information throughout their own organizations and extended trading networks and to monitor, measure and improve their business processes over time. They also enable responsive, rapid and informed decision-making. These capabilities make companies more competitive and profitable in this increasingly complex environment. We also believe that companies must pursue the further integration of the supply-side and demand-side of their businesses to most effectively respond to these challenges and take advantage of the opportunities these challenges create.

     Many companies are also seeking information technology solutions based on open standards that operate in a fast, effective and secure environment and can be integrated with their existing systems and those systems of companies in their trading networks. They require that these solutions provide quick realization of benefits and rapid return on their investment.

     The competition in these markets includes enterprise application software companies, such as ERP companies, supply chain management companies, pricing and revenue management companies and other information technology services companies, in addition to software solutions custom developed within the user company.

     Information technology companies are engaging offshore (global) workforces on an increasing basis to take advantage, in part, of technical expertise and lower personnel costs, including in India and China, either through their own or out-sourced operations to provide development, consulting and implementation services.

Strategy:

     Our objective is to enhance our position as a leading global provider of supply chain management (“SCM”) and demand and revenue management (“DRM”) solutions. Our strategy to achieve our objective includes the following elements:

     EXPAND AND DIFFERENTIATE OUR SOLUTIONS — We intend to extend the capabilities and scope of our SCM and our DRM solutions to help solve a broader range of evolving business challenges and to improve operational and business processes within and among companies. We believe the emerging market for solutions that simultaneously leverage supply chain management and demand and revenue management will be a large and important market, and that our industry domain expertise and extensive solution capabilities differentiate us from our competitors. We also believe that there is a significant opportunity to apply revenue and price management solutions to manufacturing and other non-reservation-based industries. Our capabilities are enhanced by our relationships with clients, industry experts and third-party alliances, which we believe will work to our advantage as we develop and expand our solutions.

     PROVIDE ADVANCED TECHNOLOGICAL INNOVATION — Using our extensive experience and domain expertise, plus our commitment of substantial resources for research and development, we develop advanced technological software solutions and offer them to our clients and prospects. In addition, we will consider tactical and strategic acquisitions of other companies and technologies, if we are able to do so on terms favorable to us, in order to shorten the time it takes us to bring solutions to market, to further differentiate ourselves from our competitors and to enhance or expand our existing offerings. See “Product Development.”

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

     EXPAND CURRENT VERTICAL MARKETS AND EXPLORE NEW ONES — We continue to expand our presence in and focus on markets in a broad range of sectors such as automotive; chemical & energy; communications; consumer packaged goods; electronics and high technology; food & beverage; government, aerospace & defense; industrials; life sciences; retail; third-party logistics; and travel, transportation & hospitality. This strategy provides us with a diverse customer base and increases the number of potential new customers in future periods. We believe our vertical market diversification will be a key factor in helping us achieve our growth objectives in the future and helps mitigate against the effects of adverse changes in individual vertical markets. We also evaluate opportunities outside of our current vertical markets as we seek to expand the penetration of our supply chain management and our demand and revenue management solutions.

Solutions:

     Manugistics solutions are configured sets of our software products that address the specific demand and supply chain business processes that our clients want to improve, and these solutions may also include consulting, implementation, training and client support services. Our solutions are designed to meet today’s demand and supply chain challenges, including planning and execution, optimizing revenue and prices, collaboration with suppliers and customers, coordinating supply and demand, managing logistics operations and managing maintenance, repair and overhaul services in complex equipment environments. We are presently focused on enhancing the following families of solutions:

     Demand and Revenue Management – Our Demand and Revenue Management solutions are designed to enable clients to create business strategies such as consensus demand planning, optimal pricing strategies, targeted promotion campaigns, markdown planning and revenue management for a constrained capacity by efficiently predicting and shaping future demand.

     Logistics Management – Our Logistics Management solutions are designed to help shippers, carriers, and logistics service providers manage more effectively the complexities of global logistics, including multiple modes of transport such as by air, rail, sea and truck. Capabilities cover the entire closed-loop logistics process — from strategic logistics sourcing, planning and optimization, execution and shipment tracking, to payment and performance analysis. Fleet management capabilities include finding the optimal use of a client’s fleet against shipment requirements and constraints such as locations, carriers, rates, capacities and hours of operation and generating detailed work plans that help manage the fleet.

     Maintenance, Repair and Overhaul – Our Maintenance, Repair and Overhaul solutions are designed to provide comprehensive support, from asset receipt to delivery back into service, for heavy maintenance, repair, overhaul, upgrade or modification services for complex equipment such as aircraft, engines, vehicles or ships, related sub-systems and components. These solutions include service and parts management capabilities that help companies optimize and manage their service and parts operations by effectively planning and scheduling maintenance programs, parts, materials, tools, manpower and repair facilities to profitably provide the high levels of customer service.

     Manufacturing Planning and Scheduling – Our Manufacturing Planning and Scheduling solutions are designed to help clients synchronize production, logistics, materials and other resources across their networks of plants and manufacturing partners while simultaneously evaluating materials, manufacturing capacity, inventory, transportation, labor, distribution and business objectives. They are intended to help increase responsiveness to event and demand changes, reduce inventory, shorten order fulfillment and manufacturing lead-times, strengthen business relationships among trading partners, increase capacity utilization and synchronize production and purchasing to meet actual demand.

     Sales and Operations Planning – Our Sales and Operations Planning solutions are designed to enable cross-functional teams to simultaneously review past performance and current data on sales forecasts, booked orders, direct materials procurement, manufacturing plans and distribution and shipping capacity in order to make and execute decisions on what to produce and when and how to deliver finished goods, based on the scenarios that best meet the client’s business objectives.

     Supplier and Customer Collaboration – Our Supplier and Customer Collaboration solutions are designed to enable adaptive and collaborative demand and supply chain management in which strategic and operational plans are coordinated with trading partners, supply chain operations are continuously monitored, plan-versus-actual discrepancies are detected and business policies and workflows help automatically resolve exceptions. These solutions are intended to help clients realize the profit and customer service benefits of producing the optimal mix of products, deploying optimal inventory and allocation of product to the most profitable orders or customers.

     Supply Chain Management – Our Supply Chain Management solutions are designed to provide control over the activities required to source, make, store and move goods and to service and maintain a company’s assets and those of its customers. Our clients use our solutions to manage and optimize the many facets of their supply chains – from strategic network design to operational planning to tactical event detection and resolution – to help improve customer service and capture revenue at reduced total landed cost.

Products:

     Manugistics’s products are used to design, optimize and synchronize a company’s extended demand and supply chain processes. Our products are built on the Java 2 platform, Enterprise Edition (J2EE), which defines the programming model and architecture for implementing web services that allow organizations to communicate data without intimate knowledge of each other’s information technology systems. These open standards of J2EE help facilitate application development, aplication-to-application integration, portal connectivity, and business process management. Built on an architecture that provides rapid implementation and interoperability with other information technology assets, our products are designed to deliver industry-specific functionality and provide low total cost of ownership and the flexibility and scalability needed to effectively adapt to future business and technology shifts. The Manugistics product suite (called Manugistics NetWORKS Applications) consists of:

•	Planning applications

•	Collaborative applications

•	Execution applications

•	Foundation and Platform applications.

     Manugistics NetWORKS Planning Applications.

     Manugistics NetWORKS planning applications support a comprehensive set of business processes including advanced planning and scheduling; demand, fulfillment and supply; pricing optimization and revenue management; and logistics management. These applications incorporate extensive research and development and bring together the disciplines of advanced mathematical modeling and contemporary software technology. Our NetWORKS planning applications are designed to facilitate strategic, tactical and operational decision-making. Strategic decisions typically consider a time-frame of quarters to years. Tactical decisions typically consider a time-frame of weeks to months.

     Our advanced planning and scheduling applications include such products as NetWORKS Master PlanningTM, NetWORKS Production Planning™, NetWORKS Production Scheduling™, NetWORKS Sequencing™, NetWORKS Attribute Based Planning™, and STATGRAPHICS™. Our demand, fulfillment, and supply management applications include such products as NetWORKS Demand™, NetWORKS Fulfillment™, NetWORKS Strategy™, and NetWORKS Supply™. Our pricing optimization and revenue management applications include such pricing products as NetWORKS Precision Pricing™, NetWORKS Promotions™, and NetWORKS Target Pricing™, and such industry-specific revenue management applications as NetWORKS Airline Revenue Optimizer™, NetWORKS Cargo Revenue OptimizerTM and NetWORKS Hospitality Revenue Optimizer™. Our logistics management solutions include such products as NetWORKS Transport™, NetWORKS Routing™, NetWORKS Resourcing™ and NetWORKS Tour Design™. We also provide our NetWORKS RFQ™ and NetWORKS RFQ Optimizer™ products in a hosted environment only.

     Manugistics NetWORKS Collaborative Applications.

     Our collaborative applications support business processes that connect trading partners. These products enable businesses to expand their supply chains into extended trading networks. Our collaborative applications include such products as NetWORKS Collaborate™, NetWORKS Delivery ManagementTM, and NetWORKS Market Manager™.

     Manugistics NetWORKS Execution Applications.

     Our execution applications support key business transactions and provide real-time visibility within businesses and between trading partners. These applications support the execution of processes in order management, manufacturing, and logistics. Our order management execution applications include such products as NetWORKS Make-to-Order™, NetWORKS Order Management™, and NetWORKS Order Promising™. Our manufacturing execution applications include such products as NetWORKS Component Management™, NetWORKS Maintenance, Repair and Overhaul™, and NetWORKS Procurement™. Our logistics execution applications include such products as NetWORKS Carrier™ and NetWORKS Freight PaymentTM.

     Manugistics Foundation and Platform Applications.

Our Manugistics Foundation and Platform applications provide the technical underpinnings for all other Manugistics products and provide support for the deployment and integration of our applications into a company’s information technology infrastructure. These applications support enterprise application and trading network integration and facilitate trading network analysis, monitoring, and reporting. Our integration applications include our WebConnect™ suite of products. Our analysis, monitoring, and reporting applications include such products as NetWORKS Analytics™, NetWORKS Monitor™ and NetWORKS Reporting™.

Product Development:

     We direct our efforts in product development to:

•	developing new products;

•	enhancing existing products;

•	enhancing our products for use in different languages and different measurements and standards;

•	increasing the breadth and depth of our product functionality to address increasingly complex customer challenges quickly;

•	increasing the performance of our software and its ability to address increasingly large-scale problems; and

•	developing products tailored to the specific requirements of particular industries.

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

     For new applications and major enhancements, we also conduct a launch program, which allows clients to review design specifications and prototypes and to participate in product testing. We have established channels for client feedback, which include periodic surveys and focus groups. In addition, our product development staff works closely with our marketing, sales, support and services groups to develop products that meet the needs of our current and prospective clients. As of February 29, 2004, our product development resources included 235 employees and 100 third-party contractors, 82 of which were working in India. Gross product development costs were $46.1 million, $73.6 million and $81.0 million in fiscal 2004, 2003 and 2002, respectively. Gross product development costs in total over the last five fiscal years were $285.0 million.

     We have made substantial investments in product development, and we will continue to make the expenditures for product development that we believe are necessary for rapidly delivering new products, features and functions. We believe that getting products to market quickly, without compromising quality, is critical to the success of our business.

Implementation Services:

     A key element of our business strategy is to provide clients with comprehensive solutions for their internal and external demand and supply chains by offering implementation services for our products. When implementing our software, clients typically make changes to their business processes and overall operations, including their planning and pricing functions. To assist clients in making these changes, we offer a wide range of implementation services. Our implementation services also include business operations consulting, change management consulting and end-user and system administrator education and training. These services help clients redesign their operations to take full advantage of our software.

     These implementation services are priced and sold separately from our software products and are provided primarily on a time and materials basis. Our consulting services group consisted of 271 employees as of February 29, 2004.

Client Support and Application Hosting Service:

     Our comprehensive solutions include global support to clients. Most of our clients enter into annual solution support agreements for post-contract customer support and the right to unspecified software upgrades and enhancements. Support includes in-depth support services, product maintenance and a web-based knowledge management tool for tips and techniques and online support. Upgrades include new features and functionality as well as core technology enhancements. Our client support personnel also collect information that we use to assist us in developing new products, enhancing existing products and in identifying market demand. Our application hosting service offers clients the option of letting Manugistics administer and run the clients’ Manugistics Solutions at our data center helping clients to move quickly to realize the benefits of our products by reducing internal resource requirements such as costs of hardware, infrastructure, security, training and technology and by operating in proven technical environments. As of February 29, 2004, our client support and application hosting service group consisted of 64 employees.

Sales and Marketing:

     Our sales operation for North and South America is headquartered at our office in Rockville, Maryland and includes field offices in Atlanta, GA; Chicago, IL; Calabasas, CA; San Carlos, CA; and Sao Paulo, Brazil. Our direct sales organization focuses on licensing supply chain management and demand and revenue management solutions to large, multi-national enterprises, as well as to mid-sized enterprises with a variety of supply chain, pricing and extended trading network issues. We operate in Canada and Mexico through subsidiaries established in those countries.

     We license our solutions in regions outside of the Americas primarily through foreign subsidiaries. Our British, German, French, Belgian, and Swedish subsidiaries, located in Bracknell, England; Munich, Germany; Paris, France; Brussels, Belgium; and Stockholm, Sweden, respectively, provide direct sales, services and support primarily to clients located in continental Europe and the United Kingdom. We have established subsidiaries and maintain offices in Osaka and Tokyo, Japan; Singapore; Shanghai, The People’s Republic of China; Hong Kong; Kuala Lumpur, Malaysia; and Sydney, Australia. We also maintain offices in Taiwan and the Philippines. We adapt our solutions for use in international markets by addressing different languages, different standards of weights and measures and other operational considerations. In fiscal 2004, approximately 34.0% of our total revenue came from sales made to clients outside the United States. Details of our geographic revenue are in Note 16 – “Segment Information” in the Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K. We also use indirect sales channels to market our software, consisting of complementary software vendors, third-party alliances and distributorships. See “Alliances.” Using these channels, we seek to increase the market penetration of our software through joint marketing and sales activities. These relationships enhance our sales resources in target markets and expand our expertise in bringing our solutions to prospects and clients. We also license our STATGRAPHICS product in the U.S. and in other countries through independent distributors, national resellers and local dealers.

     We support our sales activities by conducting a variety of marketing programs, including our annual conference called enVISION, which provides a forum for executives and managers to exchange ideas and best practices regarding technological innovations in supply chain management and demand and revenue management. We also maintain client steering committees to involve our clients in the ongoing development of our solutions. We also participate in industry conferences such as those organized by the American Production and Inventory Control Specialists (APICS) organization, Supply Chain World, Retail Systems and Auto-Tech and in numerous pricing and revenue optimization conferences, such as HITEC and PPS. In addition, we participate in solution demonstration seminars and client conferences hosted by complementary software vendors. We also conduct Manugistics brand awareness and lead-generation programs including advertising, direct mail, public relations, seminars, telemarketing and ongoing client communication programs.

     As of February 29, 2004, we had 215 employees engaged in sales and marketing activities.

Alliances:

     Our alliance program is based on improving and increasing the value we can deliver to our clients and prospects. We ally ourselves with leading companies that provide consulting and implementation services, software and technology and hardware that complement our solutions.

     We have strategic alliances pursuant to written agreements with the following software and technology providers: Agile Software; AND; Ayeca; Blue Martini Software; Business Objects; CAS; Cognos; Emptoris; GXS; Inovis; Proclarity; Shipnow; Tele Atlas North America; TIBCO Software; Transcore; Vendavo; Vignette; webMethods; and Workplace plc, with whom we have software license, distribution and strategic relationship agreements; Azerity; Chrome; KCI Computing; Manhattan Associates; MatrixOne; Mestec; MXI; RivalWatch; Softface; TIP Technologies; and Vastera, with whom we have joint marketing and sales referral agreements; and Hewlett Packard; IBM; Microsoft; and Sun Microsystems, with whom we have various development support and hardware lease agreements. We have entered into an Independent Software Vendor (“ISV”) agreement with BEA Systems, an Application Specific Full Use License Agreement with Oracle, a SunOne Software Agreement with Sun Microsystems, and an original equipment manufacturer (“OEM”) software agreement with IBM. In addition, Manugistics has entered into agreements with Ayeca; Chemlogix, Nomis Solutions, and The Rainmaker Group which grant them the right to resell specific Manugistics products. Manugistics maintains agreements with a number of technology providers whose products are embedded and shipped with one or more Manugistics products. These include ActiveState; Actuate; DataDirect Technologies; ILOG; IONA Technologies; MapInfo; Numerical Algorithms Group (NAG); Progress Software; Quest Software; Recursion Software; and Rogue Wave Software. We have also entered into written agreements with various companies located or doing business in Asia, Europe and South America, which agreements grant those companies the right to resell Manugistics products.

     We work with leading systems integrators and business strategy and management consultancies that provide a wide range of consulting expertise such as implementation of software solutions, process and change management and strategic business services. We maintain close relationships with major consulting firms worldwide to extend our delivery and solution capability for our clients. We have also developed strategic alliances pursuant to written agreements with consulting and systems integration partners such as Accenture, AT Kearney, Bearing Point, Cap Gemini Ernst & Young, IBM and other leading consultancies to provide implementation and business process assistance to our clients. We have augmented this with several geographic and regional alliances and cooperate with other professional services firms on a client-by-client basis.

Clients:

     Various combinations of our supply chain management and demand and revenue management software have been licensed by organizations worldwide in industries such as automotive; chemical & energy; communications; consumer packaged goods; electronics & high technology; government, aerospace & defense; industrials; life sciences; retail; third-party logistics; and travel, transportation & hospitality. We include below a sample of some of our clients that have either licensed software products from us or our distributors, or purchased support, consulting, or other services or both or actively used our software during fiscal 2004. See “Sales and Marketing.”

Automotive	Consumer Packaged Goods	Retail
Deere & Co.	Brown & Williamson Tobacco Corp.	Albertsons, Inc.
Ford Motor Company	Coca-Cola Bottling Co. Consolidated	Canadian Tire Corp., Ltd.
Harley-Davidson, Inc.	Hormel Foods Corp.	DSG Retail Limited
Mistubishi Motor Sales of America	Kraft Foods, Inc.	Gebr. Heinemann KG
Nissan	Labatt’s Brewing Company	Great Atlantic & Pacific Tea Company
Subaru of America, Inc.	Levi Strauss & Co.	HEB Grocery Company LP
	McCormick & Company, Inc.	Radioshack, Corporation
Chemical & Energy	Nestlé	Target Corporation
Airgas, Inc.	Oxford Industries, Inc.	The Limited, Inc.
BP .	Remy Cointreau	The TJX Companies
DuPont	Unilever Home & Personal Care, USA	Toys “R” Us, Inc.
Fuji Photo Film, USA		Winn-Dixie Stores, Inc.
Rohm & Haas	Government, Aerospace & Defense
Vulcan Materials Co.	Boeing Co.	Third-Party Logistics
	EDS (NAVTrans)	Agora Europe S.A.
Communications & High Technology	Kaman Aerospace	DHL Aviation NV/SA
AT&T		PSA Logistics PTE Ltd.
Cisco Systems, Inc.	Industrials	Canadian Pacific Logistics Solutions
Fairchild Semiconductor	Hon Industries, Inc.
GlobalNetExchange	Pechiney Plastic Packaging	Travel, Transportation & Hospitality
Lexmark		Continental Airlines
ON Semiconductor	Life Sciences	Delta Air Lines
Texas Instruments Incorporated	AstraZeneca	Great North Eastern Railway
Vodafone Ltd.	Pfizer, Inc.	Harrah’s Entertainment, Inc.
	Smith & Nephew	Omni Hotels
Princess Cruises
Thompson Travel Group

Competition:

     The markets for our solutions are very competitive. Other application software vendors offer products that compete directly with some of our products. These include, but are not limited to, such vendors as Adexa, Aspen Technology, DemandTec, The Descartes Systems Group, Evant, Global Logistics Technologies, i2 Technologies, JDA Software, Khimetrics, Logility, Manhattan Associates, Mercia, Metreo, Profit Logic, PROS Revenue Management, Rapt, Retek, Sabre, SAP, Viewlocity and Zilliant. Certain enterprise resource planning vendors, in addition to SAP, have acquired or developed demand and supply chain management software, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle, PeopleSoft and SSA Global Technologies.

     The principal competitive factors in the markets in which we compete include product functionality and quality, domain expertise, integration technologies, product suite integration, breath of products and related services such as customer support and implementation services. Other factors important to clients and prospects include:

•	customer service and satisfaction;

•	the ability to provide client references;

•	compliance with industry standards and requirements;

•	the ability of the solution to generate business benefits;

•	rapid paybacks and large returns on investment;

•	software availability in foreign languages;

•	vendor financial stability and reputation; and

•	to some extent, price.

     We believe that our principal competitive advantages are our comprehensive, integrated solutions, our list of referenceable clients, the ability of our solutions to generate business benefits for clients, our substantial investment in product development, our domain expertise in our markets, our quick implementations, rapid paybacks and large returns on investment, our client support services and our extensive knowledge of supply chain management and demand and revenue management solutions.

Software license, support and implementation service agreements and pricing:

     Software revenue consists principally of fees generated from licenses of our software products. In consideration of the payment of license fees, we generally grant nonexclusive, nontransferable, perpetual licenses, which are primarily business unit, user-specific and geographically restricted. Software license fee arrangements vary depending upon the type of software product(s) being licensed and the customer’s computer environment. Software license fees are based primarily on which products are licensed, the size and complexity of the customer problem being addressed, the size of the client’s business and the number of users and locations. The amount of software license fees may reach many millions of dollars for initiatives that are very large in scope and complexity.

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

Proprietary rights and licenses:

     We regard our software as proprietary. We rely on a combination of trade secret, patent, copyright and trademark laws, confidentiality procedures and agreements and provisions to help protect proprietary rights in our products. We distribute our software under software license agreements, which typically grant clients nonexclusive, nontransferable licenses to our products and have perpetual terms unless the term is limited or the license is terminated for breach. Under such typical license agreements, we retain all rights to market our products, which afford limited protections.

     Manugistics owns five issued U.S. patents and numerous pending patent applications (including a number of allowed claims) in both the United States and in various foreign countries or regions. The latest of these issued U.S. patents will endure until 2019 — with the earliest enduring until 2016. Any patent issued may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not challenged, may not be issued with the scope of claims we seek, if at all.

     Manugistics also owns a number of active trademark registrations (including those for the mark MANUGISTICS among others) and pending trademark applications in the United States and in various foreign countries or regions. Manugistics’ trademark registrations will endure until their subject marks cease to be used or the registrations are otherwise not renewed. Trademark applications are subject to review by the issuing authority, may be opposed by private parties, and may not issue.

     We also seek to protect the source code of our software as a trade secret and as an unpublished, copyrighted work.

     Use of our software is usually restricted to the internal operations of our clients and to designated users. In sales to virtual service providers, the licensed software is restricted to the internal operations of our client and to designated users. Use is subject to terms and conditions that prohibit unauthorized reproduction or transfer of the software.

     We also rely, in part, on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license reporting software from Cognos, Inc., application integration software from Business Objects, application integration software from Vignette, Inc. and an application platform suite of software from BEA Systems, Inc., on terms we believe to be commercially reasonable. We also license software for non-key functions from one or more technology vendors that we embed and ship with our software on terms we believe to be commercially reasonable. Typically, these licenses are worldwide, non-exclusive and royalty based. The license agreements typically have terms of two to five years, and automatically renew for one year-terms unless terminated in accordance with their terms. If we are unable to continue to license certain of this software on commercially reasonable terms, including the reporting software from Cognos and the application platform suite from BEA Systems, we may face delays in releases of certain of our software solutions until equivalent technology can be identified, licensed or developed, and integrated into our current product. These delays, if they occur, may seriously harm our business. The royalties paid under these licenses were, in aggregate, less than 5% of our total revenue in each of our 2004, 2003 and 2002 fiscal years.

Employees:

     As of February 29, 2004, we had 897 full-time regular employees and 204 full-time and part-time third-party contractors. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are generally good. All of our employees sign non-compete agreements as a condition of employment.

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

Code of Ethics:

     We have adopted a code of business conduct and ethics for all employees of our Finance department and those with financial oversight responsibility, including our chief executive officer, chief financial officer and principal accounting officer, known as the Code of Ethics. The Code of Ethics is available on our website at www.manugistics.com.

     We intend to disclose any amendment to, and any waiver from, a provision of the Code of Ethics that applies to the chief executive officer, chief financial officer, chief accounting officer or any other executive officer and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, on Form 8-K, within five business days following the date of such amendment or waiver.

Code of Conduct:

     We have adopted a code of business conduct and ethics for all directors, officers and employees, known as the Code of Conduct. The Code of Conduct is available on our website at www.manugistics.com.

     We intend to disclose any amendment to the Code of Conduct that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Conduct granted to any director or executive officer, on Form 8-K, within five business days following the date of such amendment or waiver.

Item 2. PROPERTIES.

     Our principal sales, marketing, product development, support and administrative facilities are located in Rockville, MD, where we lease approximately 280,000 square feet of office space under a lease agreement which expires on June 30, 2012. Approximately 26% of our corporate headquarters space is subleased.

     In addition, we lease office space for our 22 sales, service and product development offices located in North America, South America, Europe and Asia/Pacific, pursuant to leases that expire between calendar 2004 and calendar 2018. We believe that our current existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations. We continue to market office space that has been abandoned in conjunction with restructuring plans implemented by the Company. Please refer to Note 8 and Note 15 in the Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K for information regarding our lease obligations.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The name, age and position held by each of the executive officers of Manugistics Group, Inc. and Manugistics, Inc., its principal operating subsidiary, are as follows:

Name	Age	Position
Gregory J. Owens	44	Chairman and Chief Executive Officer
Jeremy P. Coote	45	President
Jeffrey L. Holmes	54	Executive Vice President, President of Government, Aerospace and Defense Operations
Raghavan Rajaji	57	Executive Vice President and Chief Financial Officer
James J. Jeter	45	Senior Vice President, Global Marketing
Lori Mitchell-Keller	37	Senior Vice President, Product Development & Strategy
Timothy T. Smith	40	Senior Vice President, General Counsel and Secretary
Jean-Claude Walravens	51	Senior Vice President, President of European Operations
Jeffrey T. Hudkins	38	Group Vice President, Controller and Chief Accounting Officer

     Mr. Owens has served as Chief Executive Officer and a member of our Board of Directors since joining Manugistics in April 1999. He has served as Chairman of the Board of Directors since February 2001. Mr. Owens has also served as President of the Company from April 1999 through November 2000. From 1997 to April 1999, Mr. Owens served as the Global Managing Partner for the Accenture Supply Chain Practice. Mr. Owens has also served as a member of the Board of Directors of Serena Software, Inc., an enterprise change management software and services company, since April 2002 and S1 Corporation, a provider of global enterprise software solutions for financial organizations, since January 2003.

     Mr. Coote has served as President since joining Manugistics in June 2003. From November 2001 to June 2003, Mr. Coote served as President of Americas for Chordiant Software, Inc., a provider of customer relationship management and enterprise application software. From October 2000 to October 2001, he served as President of eCal Corporation, a provider of calendaring and scheduling communication services. From February 1999 to September 2000, he served as General Manager at Siebel North America, a customer relationship management software company. From December 1995 to January 1999, Mr. Coote served as President of SAP Americas.

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

     Mr. Rajaji has served as Executive Vice President and Chief Financial Officer since December 1999. From September 1995 to December 1999, he served as Senior Vice President, Chief Financial Officer and Treasurer at BancTec, Inc., a provider of hardware and software primarily for the financial services industry.

     Mr. Jeter has served as Senior Vice President, Global Marketing since August 1999. From July 1998 to August 1999, he served as Vice President and Managing Director of European Operations for Iomega Corporation, a provider of personal storage solutions for digital information.

     Ms. Mitchell-Keller has served as Senior Vice President, Product Development & Strategy since February 2004. From July 2001 to February 2004, Ms. Mitchell-Keller served as Senior Vice President, Market Strategy. From March 2001 to July 2001, she served as Senior Vice President of Product and Solutions Marketing. From January 1999 to March 2001, Ms. Mitchell-Keller served as Vice President of Product Marketing.

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

     Mr. Hudkins has served as Group Vice President and Controller since October 2003. He has served as Chief Accounting Officer since April 2001. From December 2000 to October 2003, Mr. Hudkins served as Vice President and Controller. From January 2000 to December 2000, Mr. Hudkins was Vice President, Controller and Chief Accounting Officer for Talus Solutions, Inc., a privately held pricing and revenue optimization software company acquired by Manugistics in December 2000. From May 1995 to December 1999, Mr. Hudkins served in various accounting and finance positions with Magellan Health Services, Inc., a publicly held behavioral healthcare company, including serving as Vice President, Controller and Chief Accounting Officer from May 1998 to December 1999. Mr. Hudkins has resigned from the Company effective the close of business on May 14, 2004 to take a similar position with another company.

     Kelly Davis-Stoudt, age 33, the Company’s Assistant Controller, has been appointed by the Board of Directors to serve as Vice President, Controller and Principal Accounting Officer of the Company effective May 14, 2004. Ms. Davis-Stoudt has served as the Company’s Assistant Controller since April 1999.

     There are no family relationships among any of the executive officers or directors of Manugistics Group, Inc. Executive officers of Manugistics Group, Inc. are elected by the Board of Directors (the “Board”) on an annual basis and serve at the discretion of the Board. There is no family relationship between Ms. Davis-Stoudt and any of the executive officers or directors of Manugistics Group, Inc.

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

Fiscal 2004	High	Low
First Quarter (ended May 31, 2003)	$4.95	$2.25
Second Quarter (ended August 31, 2003)	6.50	3.89
Third Quarter (ended November 30, 2003)	8.15	4.44
Fourth Quarter (ended February 29, 2004)	9.10	5.60

Fiscal 2003	High	Low
First Quarter (ended May 31, 2002)	$22.75	$7.50
Second Quarter (ended August 31, 2002)	8.07	2.50
Third Quarter (ended November 30, 2002)	4.50	1.54
Fourth Quarter (ended February 28, 2003)	4.30	2.06

     As of April 30, 2004, there were approximately 597 stockholders of record of our common stock, according to information provided by our transfer agent.

     We have never declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. It is our present intention to retain any future earnings to provide funds for the operation, and expansion of our business and to retire debt. In addition, we have a one-year unsecured revolving credit facility with Silicon Valley Bank (“SVB”) that is scheduled to expire on March 30, 2005. We will seek to renew this credit facility before expiration. During the term of the credit facility, we are subject to a covenant not to declare or pay cash dividends to holders of our common stock under certain conditions. Future payment of cash dividends, if any, will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to the covenants contained in any outstanding credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

     The following table provides information regarding our current equity compensation plans as of February 29, 2004. Share amounts are in thousands.

	Equity Compensation Plan Information
			Number of securities
			remaining available
	Number of securities to	Weighted-average	for future issuance
	be issued upon exercise	exercise price of	under equity
Plan Category	of outstanding options	outstanding options	compensation plans
Equity compensation plans approved by security holders	11,259	$6.55	6,220
Equity compensation plans not approved by security holders	5,711	7.51	—

Total	16,970	$6.87	6,220

     Additional information regarding our equity compensation plans can be found in Note 9 of the Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

     In fiscal 2004, the Company issued in total 9,725,750 shares of its common stock in exchange for $74.5 million of 5% Convertible Subordinated Notes due in 2007 (the “Notes”) in privately negotiated transactions with note holders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA.

     Our selected consolidated financial data for each of the five fiscal years in the period ended February 29, 2004 and each of our last eight fiscal quarters are set forth below. This data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The selected financial data for each of the years in the three-year period ended February 29, 2004, and as of February 28 or 29, 2004 and 2003, are derived from the Consolidated Financial Statements that have been included in this annual report on Form 10-K. The selected financial data as of February 28 or 29, 2002, 2001 and 2000, the years ended February 28 or 29, 2001 and 2000, and in each of our last eight fiscal quarters are derived from the Consolidated Financial Statements that have not been included in this annual report on Form 10-K.

     Subsequent to the release of the financial information included in our earnings press release for the fourth quarter of fiscal 2004 furnished to the Securities and Exchange Commission on Form 8-K on March 31, 2004, the Company, on May 7, 2004, agreed to settle a lawsuit initiated in calendar 2002 involving a dispute arising out of a proposed business venture. The Company agreed to pay $0.9 million in full settlement of the dispute and, in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), such amount has been accrued as of February 29, 2004. Prior to the settlement date, based on the facts, circumstances and applicable law, the Company had determined the likelihood that future events would confirm a loss related to this dispute was remote and, in accordance with SFAS 5, no accrual was recorded. For further detail see Note 20 in the Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended February 28 or 29,
	2004	2003	2002	2001	2000
		(in thousands, except per share and number of employees data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Software	$73,766	$74,899	$129,772	$139,316	$60,421
Support	86,593	84,075	73,852	55,315	45,496
Services	73,254	102,144	106,522	73,333	46,516
Reimbursed expenses	9,432	11,268	9,741	8,199	7,499

Total revenue	243,045	272,386	319,887	276,163	159,932

Operating expenses:
Cost of revenue:
Cost of software	15,851	19,127	21,144	19,146	11,811
Amortization of acquired technology	14,210	13,623	9,168	1,122	147
Cost of support and services	80,306	98,055	92,083	59,149	43,783
Cost of reimbursed expenses	9,432	11,268	9,741	8,199	7,499
Sales and marketing	66,061	95,627	120,437	115,610	61,439
Product development	36,233	63,055	70,477	40,830	29,150
General and administrative	25,060	27,885	28,522	22,925	15,837
Amortization of intangibles	4,674	3,866	86,279	15,082	2,290
Goodwill impairment charge	—	96,349	—	—	—
Purchased research and development	—	3,800	—	9,724	—
Restructuring and lease abandonment charges (benefit)	18,627	19,184	6,612	—	(1,506)
Non-cash stock option compensation expense (benefit)	1,799	3,426	(3,111)	12,801	—
IRI settlement	—	—	3,115	—	—

Total operating expenses	272,253	455,265	444,467	304,588	170,450

Loss from operations	(29,208)	(182,879)	(124,580)	(28,425)	(10,518)
Debt conversion expense	(59,823)	—	—	—	—
Other (expense) income, net	(13,455)	(7,942)	(14,638)	2,899	1,389

Loss before income taxes	(102,486)	(190,821)	(139,218)	(25,526)	(9,129)
Provision for (benefit from) income taxes	1,314	21,418	(24,060)	2,552	(184)

Net loss	$(103,800)	$(212,239)	$(115,158)	$(28,078)	$(8,945)

Basic and diluted loss per share	$(1.43)	$(3.04)	$(1.69)	$(0.48)	$(0.16)

BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and marketable securities	$146,300	$137,735	$233,060	$300,308	$51,547
Working capital	125,534	119,791	236,951	300,668	36,831
Long-term investments	8,999	—	—	—	—
Goodwill	185,501	187,438	269,998	335,651	6,581
Acquired technology and customer relationships, net of accumulated amortization	43,007	61,889	54,206	45,385	431
Total assets	498,081	529,373	722,640	847,261	151,907
Convertible debt	175,500	250,000	250,000	250,000	—
Total stockholders’ equity	216,860	172,082	372,807	470,321	86,718
Cash flows from operating activities	6,825	(30,675)	(15,899)	15,514	12,252
Employees (period end)	897	1,133	1,384	1,451	866

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2004	(in thousands, except per share data)
Revenue
Software	$19,909	$17,802	$17,079	$18,976
Support	21,469	21,085	22,195	21,844
Services	21,503	18,414	18,332	15,005
Reimbursed expenses	2,760	2,406	2,291	1,975

Total revenue	65,641	59,707	59,897	57,800

Cost of software	4,416	4,449	3,695	3,291
Cost of support and services	23,512	20,940	18,450	17,404
Cost of reimbursed expenses	2,760	2,406	2,291	1,975
Sales and marketing	16,849	16,034	16,326	16,852
Product development	11,293	8,811	8,049	8,080
General and administrative	6,349	5,897	5,912	6,902
Restructuring, lease abandonment, goodwill impairment and acquisition-related expenses (1)	15,438	5,382	5,011	13,479
Operating (loss) income	(14,976)	(4,212)	163	(10,183)
Net loss	(18,471)	(7,959)	(19,847)	(57,523)
Basic and diluted loss per share	($0.26)	($0.11)	($0.27)	($0.74)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2003	(in thousands, except per share data)
Revenue
Software	$24,516	$18,112	$14,084	$18,187
Support	20,209	21,246	20,412	22,208
Services	26,865	27,617	25,132	22,530
Reimbursed expenses	3,010	2,954	2,736	2,568

Total revenue	74,600	69,929	62,364	65,493

Cost of software	6,238	4,892	4,365	3,632
Cost of support and services	25,821	25,281	23,707	23,246
Cost of reimbursed expenses	3,010	2,954	2,736	2,568
Sales and marketing	30,978	24,277	20,593	19,779
Product development	17,532	16,681	14,095	14,747
General and administrative	7,190	7,092	7,056	6,547
Restructuring, lease abandonment, goodwill impairment and acquisition-related expenses (1)	8,640	14,263	13,494	103,851
Operating loss	(24,809)	(25,511)	(23,682)	(108,877)
Net loss	(27,081)	(47,717)	(26,003)	(111,438)
Basic and diluted loss per share	($0.39)	($0.68)	($0.37)	($1.59)

(1) Restructuring, lease abandonment, goodwill impairment and acquisition-related expenses include amortization of intangibles and acquired technology, non-cash stock option compensation expense, goodwill impairment charges, restructuring and lease abandonment charges and purchased research and development.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related notes and other financial information included elsewhere in this annual report on Form 10-K. The discussion and analysis contains forward-looking statements which are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made elsewhere in this annual report on Form 10-K as a result of specified factors, including those set forth under the caption “Factors that May Impact Future Results.”

Executive Summary

     The following discussion is provided to allow the reader to have a better understanding of our operating results for our fiscal year ended February 29, 2004, including (i) brief discussion of our business and products, (ii) business environment and factors that impacted our financial performance in fiscal 2004, (iii) summary of financial performance and key metrics for fiscal 2004 and (iv) outlook for fiscal 2005. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations included in this Item 7, the section titled, “Factors that May Affect Future Results” and our audited consolidated financial statements, which are included in Item 15 of this annual report on Form 10-K.

     Subsequent to the release of the financial information included in our earnings press release for the fourth quarter of fiscal 2004 furnished to the Securities and Exchange Commission on Form 8-K on March 31, 2004, the Company, on May 7, 2004, agreed to settle a lawsuit initiated in calendar 2002 involving a dispute arising out of a proposed business venture. The Company agreed to pay $0.9 million in full settlement of the dispute and, in accordance with Statement of Financial Accounting Standards No. 5 (“SFAS 5”), such amount has been accrued as of February 29, 2004. Prior to the settlement date, based on the facts, circumstances and applicable law, the Company had determined the likelihood that future events would confirm a loss related to this dispute was remote and, in accordance with SFAS 5, no accrual was recorded. For further detail see Note 20 in the Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Overview – Business and Products

     We are a leading global provider of demand and supply chain management software. We have a solutions-based approach to client delivery – selling configured sets of our software products that address the specific demand and supply chain business processes that our clients want to improve. Our software enables companies to lower operating costs, improve customer service, increase revenue, enhance profitability and accelerate revenue and earnings growth by combining the proven cost-reducing power of our supply chain management software solutions with the revenue-enhancing capability of our demand and revenue management software solutions. Our software does this by creating efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our software solutions and solutions delivery approach provide additional benefits by providing businesses with the ability to simultaneously optimize cost and revenue to enhance profitability on an enterprise-wide basis. These software solutions integrate pricing, forecasting and operational planning and execution to help companies enhance margins across their enterprises and extended trading networks. In addition, our software products help our customers drive more benefits from their existing investments made in information technology provided by other software vendors, such as ERP applications, and help ensure the security and integrity of their global supply chains.

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

Business Environment and Factors Impacting our Fiscal 2004 Results

     Our operating results for fiscal 2004 were affected by several broad-based factors including global macro-economic conditions and cautious capital spending by corporations, especially for certain information technology related items, such as enterprise application software. This represented a continuation of the challenging market conditions faced by us and other enterprise application software companies in fiscal 2002 and fiscal 2003. Over the past three fiscal years, we have faced challenges in our ability to stabilize revenue and operating performance and to expand market share as global economic conditions resulted in deterioration in the markets for our products and services. As a result, organizations in our target markets intensified their efforts to identify and realize potential cost savings, in part, by sharply restricting their software procurement to well-defined current needs. In addition, in the years preceding the global economic slowdown, many corporations made capital expenditures in anticipation of future growth that did not materialize, thereby reducing their current capital expenditure needs.

     In response to these weak economic conditions, we enacted a number of cost containment and cost reduction measures over the past two years to better align our cost structure with expected revenue, including:

•	reducing our direct employee workforce by 41% across the organization, from a peak of 1,529 employees at May 31, 2002 to 897 employees at February 29, 2004;

•	reducing our office space, consistent with our reduced employee headcount; and

•	increasing the proportion of our product development work performed by third party contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale.

     The following is a summary of some of the key external factors impacting our operating performance during fiscal 2004:

     Economy

     We believe that our operating results for any time period are significantly affected by global macro-economic conditions. Beginning late in calendar 2001 through the first half of calendar 2003, global economic conditions, especially in the United States and Europe, deteriorated or stabilized at depressed levels. Further, we believe that geopolitical uncertainties related to the war on terrorism and hostilities in the Middle East exacerbated the general cautiousness of corporations to embark on major capital spending initiatives in the face of unprecedented uncertainties. During the second half of our fiscal 2004, economic conditions began to show signs of modest improvement.

     Our operating results in fiscal 2004 mirrored the timing of economic recovery. For instance, our software revenue increased compared to the prior year quarter in the third and fourth quarters of fiscal 2004, compared to year over year declines in the first two quarters of fiscal 2004.

     Capital Spending Environment

     According to the Bureau of Economic Analysis of the U.S. Department of Commerce, information technology capital spending (which includes computer hardware and software) increased 42 consecutive years from 1959 – 2000 and then declined in both calendar years 2001 and 2002 by approximately 7% and 4%, respectively — the first consecutive annual declines in information technology capital spending ever. The same agency reports that information technology capital spending increased by approximately 10% during calendar 2003 with progressive improvement in each calendar quarter. We believe it is still too early to know whether the recent improvement in general economic conditions and the capital spending environment will continue.

Summary of Fiscal 2004 Operating Results and Financial Metrics

     As we entered fiscal 2004, market conditions continued to be challenging. Certain industries have been more or less likely to invest in enterprise application software depending on the condition of their business and industry. Our customers generally licensed fewer software modules in fiscal 2004 than in past years. We have not lost any major customers or contracts in recent quarters that had a negative material impact on revenue.

     Our cost containment and cost reduction measures enacted in fiscal 2003 and fiscal 2004 have lessened the adverse impact on our financial performance of our declining revenue resulting from sustained depressed levels of capital spending on enterprise application software. From the fiscal year ended February 28, 2003 to the fiscal year ended February 29, 2004, our employee workforce decreased from 1,133 employees to 897 employees, or 20.8% across the organization, while total revenue declined 10.8% compared to the same period.

Key Financial Metrics – Fiscal 2004

Despite the challenging market conditions faced by the Company during fiscal 2004, we have improved many of our key financial metrics and performance indicators, particularly during the second half of fiscal 2004, such as software revenue compared to the second half of fiscal 2003, revenue per employee and our financial condition and liquidity.

	Year Ended February 28/29,		Year Ended February 29, 2004
	2003	2004	Q1	Q2	Q3	Q4
		(in thousands, except number of employees)
Revenue:
Software	$74,899	$73,766	$19,909	$17,802	$17,079	$18,976
Support	84,075	86,593	21,469	21,085	22,195	21,844
Services & reimbursed expenses	113,412	82,686	24,263	20,820	20,623	16,980

Total revenue	272,386	243,045	65,641	59,707	59,897	57,800
Operating expenses and employee headcount:
Restructuring, lease abandonment, goodwill impairment and acquisition- related expenses (1)	140,248	39,310	15,438	5,382	5,011	13,479
All other operating expenses (2)	315,017	232,943	65,179	58,537	54,723	54,504

Total operating expenses	455,265	272,253	80,617	63,919	59,734	67,983
Total employees (period end)	1,133	897	1,039	971	943	897
Total average employees	1,336	979	1,069	990	952	905
Total revenue per average employees	$204	$248	$61	$60	$63	$64
Financial condition, liquidity and capital structure
Cash, cash equivalents, marketable securities and long-term investments	$137,735	$155,299	$143,374	$143,888	$137,060	$155,299
Convertible debt	250,000	175,500	250,000	250,000	227,500	175,500
Total stockholders’ equity	172,082	216,860	155,657	148,660	173,449	216,860
Common shares outstanding (period end)	70,104	81,973	70,114	70,549	74,833	81,973
Cash flows from operating activities	(30,675)	6,825	(229)	2,649	(11,730)	16,135

(1)	Includes restructuring charges, lease abandonment charges and goodwill impairment charges plus acquisition-related expenses such as amortization of acquired technology and intangibles, non-cash stock option-based compensation expense and purchased research and development charges.

(2)	Includes cost of software, cost of support and services, cost of reimbursed expenses, sales and marketing, product development and general and administrative costs.

     The following is a brief discussion of the above financial metrics and analysis of the reasons for the change between fiscal 2003 and fiscal 2004 and recent trends.

Software revenue

Our software revenue stabilized during fiscal 2004, declining modestly by 1.5% during fiscal 2004 to $73.8 million. The following table highlights some of the significant trends impacting our software revenue:

		Average
	Significant	Selling Price	Software
	Software	(“ASP”)	Transactions $1.0
Quarter Ended	Transactions (1)	(in 000s)	Million or Greater
May 31, 2002	21	$1,101	8
August 31, 2002	27	614	4
November 30, 2002	22	596	3
February 28, 2003	19	896	4
May 31, 2003	14	1,279	5
August 31, 2003	27	556	6
November 30, 2003	31	513	4
February 29, 2004	27	654	3
Fiscal 2003 – Total	89	785	19
Fiscal 2004 – Total	99	672	18

(1)	Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

Software revenue by industry for fiscal 2003 and 2004 is as follows:

	Year Ended February 28/29,
	2003	2004
Government, Aerospace and Defense	14.3%	30.7%
Consumer Packaged Goods	35.2%	16.8%
Retail	8.8%	14.9%
Communications and High Technology	14.5%	7.5%
Other	27.2%	30.1%

	100.0%	100.0%

The previous tables indicate the following trends impacting our software revenue over the past two fiscal years:

•	The Company experienced three consecutive quarters of a declining number of significant software transactions consummated beginning with the quarter ended November 30, 2002 through the quarter ended May 31, 2003. We believe this time period represented the low point in demand for our software products as the capital spending environment for enterprise application software had not yet improved to levels consistent with the general economic recovery during that same time period. During the final three quarters of fiscal 2004, the number of significant software transactions consummated increased significantly compared to the previous three quarters to more normalized levels.

•	The average selling price of software has been relatively stable during the past seven quarters. Excluding the quarters ended February 28, 2003 and May 31, 2003, ASP has ranged from $513,000 to $654,000. The quarters ended February 28, 2003 and May 31, 2003 included software revenue from installments under a large multi-year government contract.

•	The concentration of software revenue from the Government, Aerospace and Defense Sector increased significantly in fiscal 2004 as a result of (i) continued spending by the U.S. Department of Defense on business modernization initiatives, including procuring and installing commercial off-the-shelf software, such as supply chain management software, to replace legacy applications and processes and (ii) increased sales to aerospace and defense customers acquired in the acquisition of Western Data Systems of Nevada, Inc. (“WDS”) in April 2002.

•	Total significant software license transactions consummated increased by 11.2% in fiscal 2004 compared to fiscal 2003. This is indicative of a modestly improving capital spending environment, as more clients are engaged in software initiatives.

•	ASP for software declined 14.4% during fiscal 2004 compared to fiscal 2003. As previously noted, customers are generally licensing fewer software modules than in past years or expanding the scope of use of previously licensed products, resulting in a lower ASP.

Support revenue

Our support revenue increased 3.0% in fiscal 2004 to $86.6 million due to support renewal rates in excess of 90% among our existing client base and new support agreements entered into in conjunction with new software license agreements.

Services and reimbursed expense revenue

Our services and reimbursed expense revenue decreased 27.1% in fiscal 2004 to $82.7 million, primarily due to the decline in software revenue of 42.3% in fiscal 2003 and the resulting lag effect on services revenue that began during the second half of fiscal 2003. Other factors that affected services revenue included reduced hourly billing rates and an increase in implementation work performed by customers and/or other consulting organizations.

Total revenue per employee

Our total revenue per employee increased by 21.6% to $248,000 in fiscal 2004 (calculated as total revenue for the year divided by average employees for the year) and improved steadily during fiscal 2004 to $255,000 on an annualized basis during the fourth quarter (calculated as total revenue for the quarter divided by average employees for the quarter multiplied by four). These increases were primarily due to reduced employee headcount and improved productivity from revenue generating employees (sales, support and implementation services personnel).

Total operating expenses

Our total operating expenses declined by 40.2% during fiscal 2004 to $272.3 million. Restructuring, lease abandonment, goodwill impairment and acquisition-related expenses declined 72.0% during fiscal 2004 to $39.3 million. This decrease was the result of the absence of goodwill impairment charges in fiscal 2004 ($96.3 million in fiscal 2003). All other operating expenses declined 26.1% during fiscal 2004 to $232.9 million. This decrease was primarily the result of a 26.7% decrease in average employee headcount as a result of the 2003 and 2004 restructurings and normal attrition. Other notable cost decreases included reduced office space costs as a result of the 2003 and 2004 restructurings, lower outside contractor costs in both the product development and consulting services areas and lower bad debt expense (See “— Critical Accounting Policies – Allowance for Doubtful Accounts”). All other operating expenses declined sequentially each quarter during fiscal 2004 as a result of continuing cost reduction and cost containment measures.

Financial condition, liquidity and capital structure

During fiscal 2004, we made significant improvements in our financial condition, liquidity and capital structure. Highlights include the following:

•	Convertible debt balance was reduced by $74.5 million to $175.5 million through the issuance of 9.7 million shares of common stock in debt-for equity exchange transactions. This increased stockholder’s equity by $74.5 million.

•	Cash, cash equivalents, marketable securities and long-term investments increased by $17.6 million to $155.3 million primarily as a result of positive cash flows from operations and eliminating restricted cash by negotiating more favorable credit facility terms with a new commercial lender.

•	We reduced our convertible debt to equity ratio from 1.5:1 at February 28, 2003 to 0.8:1 at February 29, 2004 primarily as a result of debt-for equity exchange transactions described above.

Outlook – Fiscal 2005

As we enter fiscal 2005, the business environment appears to be stable to modestly improving. Uncertainty in macro-economic conditions and the capital spending environment persists to some extent, making it difficult to precisely predict the demand for our software and services. While we are cautiously optimistic that economic conditions will continue to improve and result in stronger information technology capital spending environment during the second half of our fiscal 2005, it is still too early to predict what impact this may have on our revenue and operating performance.

We expect “all other operating expenses” for the first half of fiscal 2005 to be similar to the second half of fiscal 2004. Our expectations regarding expense levels may vary depending on future revenue levels. If demand for our products and services increases during the second half of fiscal 2005, we would expect “all other operating expenses” to increase from recent levels as a result of (i) increases in employee compensation through merit increases and incentive payments, under certain circumstances, (ii) increases in number of employees to meet increased demand for software and implementation services and (iii) increases in expenses that vary directly with revenue, such as sales commissions, third-party royalties and bad debt expense. Since a significant portion of our software license agreements close in the latter part of each quarter, management may not be able to adjust our cost structure in the short-term to respond to lower than expected revenue, which may adversely impact our operating performance in the future.

We expect that our other expenses, net (primarily interest expense), will decrease approximately $3.0 million in fiscal 2005 from fiscal 2004 levels as a result of reducing our convertible debt balance by $74.5 million during the second half of fiscal 2004. Our annual interest expense was reduced by $3.7 million as a result of reducing our convertible debt balance to $175.5 million from $250.0 million.

During fiscal 2004, we reported 72.7 million basic and diluted weighted shares outstanding for our loss per share calculation. As a result of the convertible debt-for-equity exchange transactions, we had 82.0 million shares outstanding as of February 29, 2004. Accordingly, we expect our basic and diluted weighted shares outstanding to increase to at least 82.0 million during fiscal 2005, or approximately 13%.

During April 2004, we signed a lease termination agreement with the landlord of our facility in metropolitan Chicago, Illinois. This space was substantially unused as a result of past restructuring activity. The lease termination agreement required us to pay approximately $3.3 million in cash at signing in exchange for terminating our lease agreement that would have expired in fiscal 2009. As of February 29, 2004, based on management’s best estimate of the remaining liability, the Company had accrued restructuring obligations of approximately $6.1 million related to this facility. We will record a restructuring benefit of approximately $2.8 million during the quarter ended May 31, 2004 as a result of the lease termination agreement.

Results of Operations

     The following table includes the consolidated statements of operations data for each of the years in the three-year period ended February 29, 2004 expressed as a percentage of revenue:

	Fiscal Year Ended February 28 or 29,
	2004	2003	2002
Revenue:
Software	30.4%	27.5%	40.6%
Support	35.6%	30.9%	23.1%
Services	30.1%	37.5%	33.3%
Reimbursed expenses	3.9%	4.1%	3.0%

Total revenue	100.0%	100.0%	100.0%

Operating expenses:
Cost of software	6.5%	7.0%	6.6%
Amortization of acquired technology	5.9%	5.0%	2.9%
Cost of services and support	33.0%	36.0%	28.8%
Cost of reimbursed expenses	3.9%	4.1%	3.0%
Sales and marketing	27.2%	35.1%	37.6%
Product development	14.9%	23.1%	22.0%
General and administrative	10.3%	10.2%	8.9%
Amortization of intangibles	1.9%	1.4%	27.0%
Goodwill impairment charge	—	35.4%	—
Purchased research and development and acquisition-related expenses	—	1.4%	—
Restructuring and lease abandonment charges	7.7%	7.0%	2.1%
Non-cash stock compensation expense (benefit)	0.7%	1.3%	(1.0)%
IRI settlement	—	—	1.0%

Total operating expenses	112.0%	167.1%	138.9%

Loss from operations	(12.0)%	(67.1)%	(38.9)%
Debt conversion expense	(24.6)%	—	—
Other expense – net	(5.5)%	(2.9)%	(4.6)%

Loss before income taxes	(42.2)%	(70.1)%	(43.5)%
Provision for (benefit from) from income taxes	0.5%	7.9%	(7.5)%

Net loss	(42.7)%	(77.9)%	(36.0)%

     The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation expense (benefit) as follows (in thousands):

	Fiscal Year Ended
	February 28 or 29,
	2004	2003	2002
Cost of services and support	$865	$1,673	$52
Sales and marketing	456	931	(1,794)
Product development	140	298	(1,310)
General and administrative	338	524	(59)

	$1,799	$3,426	$(3,111)

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

     We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, allowance for doubtful accounts, capitalized software development costs, valuation of long-lived assets, including intangible assets and impairment review of goodwill, income taxes, restructuring and lease abandonment related expenses and stock-based compensation plans. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the audited financial statements and notes included elsewhere in this annual report on Form 10-K for further discussion of our accounting policies.

Revenue Recognition and Deferred Revenue

     Our revenue consists of software license revenue, services revenue, support revenue and reimbursed expenses. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9"),” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins 101 and 104, “Revenue Recognition” (“SAB 101”, “SAB 104”). Software license revenue, services revenue and support revenue are generally recognized when the four basic criteria of SOP 97-2, SAB 101 and SAB 104 are met as follows:

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

     If a software license contains customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Fees are allocated to the various elements of software license agreements using the residual method, based on vendor specific objective evidence (“VSOE”) of fair value of any undelivered elements of the arrangement. Each software license arrangement requires careful review to identify each individual element and to assess VSOE of fair value of those elements to determine the proper amount of software revenue to be recorded. VSOE of fair value for support services is provided by the renewal rate. VSOE of fair value for implementation services is based upon separate sales of services at stated hourly rates by level of consultant. Under the residual method, we defer revenue for the fair value of its undelivered elements based on VSOE of fair value, and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 and SAB 101 and 104 have been met.

     Typically, payments for software licenses are due within twelve months of the agreement date. When software license agreements call for payment terms of twelve months or more from the agreement date, software revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In addition to evaluating the VSOE of fair value of each element of an arrangement, we also consider whether such elements can be separated into separate units of accounting in accordance with SOP 97-2. When making this determination, we consider the nature of services provided, when purchased with a software license (i.e., consideration of whether services are essential to the functionality of software products licensed), degree of risk, availability of services from other vendors and timing of payments, among other things. When we provide services deemed to be essential to the functionality of the software products licensed or the licensed software requires significant production, modification or customization, we recognize revenue on a percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” In these cases, software revenue is deferred and recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

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

     The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software and services revenue under certain contracts and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates to complete client engagements, including skill level and experience of project managers, staff assigned to engagements and continuity and attrition level of implementation consulting staff. Changes in the estimated stage of completion of a particular project could create variability in our revenue and results of operations if we are required to increase or decrease previously recognized revenue related to a particular project or if we expect to incur a loss on the project.

     Support revenue includes post-contract customer support and the rights to unspecified software upgrades and enhancements. Customer support is generally billed annually, initially recorded as deferred revenue and recognized as support revenue ratably over the support period.

Allowance for Doubtful Accounts

     For each of the three years in the period ended February 29, 2004, our provision for doubtful accounts has ranged between approximately 0.1% and 2.2% of total revenue. For fiscal 2004, our provision for doubtful accounts was 0.1% of revenue. The decrease as a percentage of revenue from prior periods resulted from improved collections experience, improved write-off history and improved accounts receivable aging. We initially record the provision for doubtful accounts based on our historical experience of write-offs and adjust our allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of our accounts receivable and related credit risks. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, historical write-off experience, the credit-worthiness of the customer, the economic conditions of the customer’s industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts. If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. Based on our total revenue reported for fiscal 2004, our provision for doubtful accounts would change by approximately $2.4 million annually for a 1% change in proportion of total revenue. The provision for doubtful accounts is included in sales and marketing expense (for software license receivables) and cost of services and support (for services and support fees receivable), in the consolidated statement of operations.

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

     In future periods, if we determine that technological feasibility occurs at a later date, such as coincident with general product release to clients, we may not capitalize any software development costs. This would increase our reported operating expenses in the short-term by the amounts we do not capitalize. The amounts of software development costs that we have capitalized have ranged between $9.9 million and $10.5 million per year during our last three fiscal years. The estimated economic life of our capitalized software development costs is subject to change in future periods based on our experience with the length of time our products or enhancements are being or are expected to be used. The amortization of software development costs have ranged between $9.0 million and $11.6 million per year during our last three fiscal years. A change in the expected economic life of our capitalized software development costs of six months (increase or decrease) would change our annual operating expenses by approximately $(1.9) million to $3.2 million.

Valuation of Long-Lived Assets, Including Intangible Assets and Impairment Review of Goodwill

     We assess the impairment of long-lived assets, including property and equipment, identifiable intangible assets and software developed for internal use, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When we determine that the carrying value of such assets may not be recoverable, we assess recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If we determine that a long-lived asset or asset group is not recoverable, we record an impairment loss equal to the difference between the carrying amount of the asset or asset group and the fair value of the asset or asset group. We generally measure fair value of an asset or asset group based on projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. In addition, at each reporting date, we compare the net realizable value of capitalized software development costs to the unamortized capitalized costs. To the extent the unamortized capitalized costs exceed the net realizable value, the excess amount is written off. Other identifiable intangible assets, including acquired technology, customer relationships and software developed for internal use, are amortized over periods ranging from two to seven years.

     Evaluating long-lived assets for impairment involves judgments as to when an asset may potentially be impaired. We consider there to be a risk of impairment if there is a significant decrease in the market value of an asset, if there is a significant change in the extent or intended use of an asset, or if actual or projected operating losses indicate continuing losses from an asset used to produce revenue. During fiscal 2002, 2003 and 2004, we recorded impairment losses for property and equipment and software developed for internal use associated with restructuring and lease abandonment activities. See “Restructuring and Lease Abandonment Related Expenses” in this section for further detail and Note 15 in the Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K. We have not recorded any impairment losses associated with identifiable intangible assets during the last three fiscal years.

     As of February 29, 2004 our net book value of long-lived assets, consisted of the following (in thousands):

Property and equipment	$21,632
Software development costs	14,224
Software developed for internal use	2,966
Goodwill	185,501
Acquired technology	27,023
Customer relationships	15,984

Total	$267,330

     The estimated economic useful lives of our long-lived assets are subject to change in future periods based upon the intended use of the asset or period of time revenues are expected to be generated. During the quarter ended February 29, 2004, we reduced the useful life of our Talus customer relationship asset to five years from seven years based on the reduced levels of revenue from customers that existed at the time of the Talus acquisition in December 2000. This will result in increased amortization of intangibles of approximately $2.6 million in fiscal 2005. In addition, effective March 1, 2004, we will prospectively increase the depreciable lives of purchased computer and related equipment to three years from two years due to increased periods of time such assets have been used in the past and expected future use.

     We test goodwill for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce our implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) below our carrying value. Please see “Factors That May Affect Future Results – Risks Related to Our Business.” We performed our fiscal 2004 goodwill impairment review on February 29, 2004 and determined that the implied fair value of the Company exceeded the carrying value. Accordingly, no goodwill impairment charge was recorded during fiscal 2004.

     We performed goodwill impairment reviews during our second and third quarters of fiscal 2003 due to a decrease in market capitalization, and no impairment losses were recognized. We performed a test for goodwill impairment as of February 28, 2003, our annual date for goodwill impairment review, and determined that our implied fair value was less than stockholders’ equity, including goodwill, an indication that goodwill may be impaired. Therefore, we performed the second step of the goodwill impairment test. As a result, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. The goodwill impairment loss was determined by calculating the difference between: a) our implied fair value as of February 28, 2003 less the fair value of our net assets and b) the carrying value of goodwill. The fair value of the identifiable intangible assets of the Company were determined by an independent valuation. Our implied fair value was estimated based on the closing quoted market price of our common stock on February 28, 2003 multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if we were 100% owned by a single stockholder. The implied control premium used for purposes of measuring the implied fair value of the Company was determined by review of the premiums paid by other companies in past public technology and software acquisitions.

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

Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded. Based on various factors, including our cumulative losses for fiscal 2002, 2003 and 2004 when adjusted for non-recurring items, operating performance in fiscal 2004 and estimates of future profitability, management has concluded that future taxable income will, more likely than not, be insufficient to recover our net deferred tax assets as of February 29, 2004. Based on similar analysis in fiscal 2003, we recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the fiscal year ended February 28, 2003. Management will continue to monitor its estimates of future profitability and realizability of our net deferred tax assets based on evolving business conditions.

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

Restructuring and Lease Abandonment Related Expenses

     Our restructuring and lease abandonment charges are comprised primarily of: (i) severance and associated employee benefits related to the involuntary reduction of our workforce; (ii) lease termination costs, costs associated with permanently vacating facilities (“abandonment”) or both; and (iii) impairment charges for long-lived assets related to lease abandonments.

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

     We adopted Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) on January 1, 2003. SFAS 146 nullifies EITF 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3 and also establishes that fair value is the objective for initial measurement of the liability. Accordingly, for exit or disposal activities undertaken after December 31, 2002, we recorded the liability related to involuntary termination costs, lease termination costs, lease abandonment costs and relocation costs as they were incurred.

     Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish lease abandonments. Changing business and real estate market conditions may affect the assumptions related to the timing and extent of our ability to sublease vacated space. We review the status of restructuring liabilities on a quarterly basis and, if appropriate, we record changes to our restructuring liabilities based on management’s most current estimates. Lease termination costs are required to be recognized and measured at fair value when we terminate lease agreements.

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

		February 28 or 29,
	2004	2003	2002
Net loss, as reported	$(103,800)	$(212,239)	$(115,158)
Add: Stock-based compensation expense (benefit) included in reported net loss, net of tax	1,799	3,426	(3,111)
Less: Stock-based compensation, net of tax	(2,611)	(26,564)	(63,948)

Pro forma net loss	(104,612)	(235,377)	(182,217)
Basic and diluted loss per share, as reported	$(1.43)	$(3.04)	$(1.69)
Basic and diluted loss per share, pro forma	$(1.44)	$(3.37)	$(2.68)

     Consistent with our accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying audited consolidated financial statements, we have not provided a tax benefit or expense on the pro forma expense in the above table.

     Stock options granted had weighted average fair values of $5.97, $3.48 and $3.28 per share, respectively, for fiscal 2002, 2003 and 2004 respectively, as calculated using the Black-Scholes option valuation model. The weighted average estimated fair value of the common stock purchase rights granted under our employee stock purchase plan during fiscal 2002, 2003 and 2004 was $23.84, $3.96 and $2.23 per share, respectively. The employee stock purchase plan program was no longer active as of February 29, 2004.

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

		OPTIONS			ESPP
	2004	2003	2002	2004	2003	2002
Risk-free interest rates	2.51%	2.53%	3.63%	1.357%	1.75%	3.35%
Expected term	4.53 years	3.95 years	3.11 years	6 months	6 months	6 months
Volatility	.9423	1.01	.8282	.8492	.8705	.8268

Revenue

     Software Revenue. Software revenue decreased 1.5%, or $1.1 million, in fiscal 2004 and decreased 42.3%, or $54.9 million, in fiscal 2003. Our software revenue stabilized during fiscal year 2004, with a modest decrease. The decrease in software revenue and software revenue as a percentage of total revenue in fiscal 2003 compared to fiscal 2002 was due to the continued weakness of the global economy and geopolitical uncertainties in our fiscal 2003 and the related decline in spending for enterprise application software by businesses. This resulted in a decrease in the ASP for our software during fiscal 2003 and a decrease in the number of significant software license transactions consummated during fiscal 2003.

     The following table summarizes significant software transactions consummated during fiscal 2004, 2003 and 2002:

	Fiscal Year Ended February 28 or 29,
	2004	2003	2002
Significant Software Transactions (1)
Number of transactions $100,000 to $999,999	81	70	73
Number of transactions $1.0 million and greater	18	19	38

Total number of transactions	99	89	111

Average selling price (in thousands)	$672	$785	$1,118

     (1) Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal year.

     The modest decrease in software revenue in fiscal 2004 was due to a continued decline in the ASP offset by an increase in the number of smaller significant software transactions and increased software revenue from transactions accounted for on a percentage-of-completion basis.

     Services Revenue. Services revenue decreased 28.3%, or $28.9 million, in fiscal 2004 and decreased 4.1%, or $4.4 million, in fiscal 2003. The decrease in services revenue in fiscal 2004 and fiscal 2003 was the result of the decrease in the number of completed software license transactions in fiscal 2003 and fiscal 2002 and resulting lower demand for implementation services, offset by the services revenue from WDS which was acquired in April 2002. Services revenue tends to track software license revenue in prior periods.

     Support Revenue. Support revenue increased 3.0%, or $2.5 million, in fiscal 2004 and increased 13.8%, or $10.2 million, in fiscal 2003. The increase in support revenue in fiscal 2004 and fiscal 2003 was due to the increase in the base of clients that have licensed our software products and entered into annual support arrangements coupled with net renewals of annual support agreements by our existing client base and the WDS acquisition. In the past, we have experienced high rates of renewed annual support contracts. There can be no assurance that our historical renewal rate will continue. See “Forward Looking Statements” and “Factors That May Affect Future Results.”

     Geographic Revenue. We market and sell our software and services internationally, primarily in Europe, Asia, Canada, Central America and South America. Revenue outside of the United States increased 21.3%, or $14.5 million, to $82.6 million in fiscal 2004 and decreased 23.9%, or $21.4 million, to $68.0 million in fiscal 2003. Revenue outside of the United States as a percentage of total revenue was 34.0%, 25.0% and 28.0%, in fiscal 2004, 2003 and 2002, respectively. The increase in our international revenue in fiscal 2004 was due to improved sales execution in Europe and growth in the emerging markets of Asia Pacific. In fiscal 2004 within the Americas region, a significant portion of our software and total revenue was derived from our government, aerospace & defense customers, offsetting softness in the remainder of the Americas. The decrease in our international revenue in fiscal 2003 resulted from the progressive weakening of global economic conditions, especially in the European economies, and geopolitical uncertainties, which resulted in delayed and smaller buying decisions by prospects and customers for our products.

Operating Expenses

     Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three fiscal years ended February 28 or 29, 2004, 2003 and 2002 (in thousands):

	Fiscal Year Ended February 28 or 29,
	2004	2003	2002
Amortization of capitalized software	$8,987	$11,587	$11,382
Percentage of software revenue	12.2%	15.5%	8.8%
Other costs of software	6,864	7,540	9,762
Percentage of software revenue	9.3%	10.1%	7.5%

Total cost of software	$15,851	$19,127	$21,144
Percentage of software revenue	21.5%	25.5%	16.3%

     The decrease in cost of software in fiscal 2004 was a result of decreased amortization of capitalized software and decreased royalties paid to third parties as a result of a slight decrease in software revenue and changes in the mix of products licensed. The decrease in amortization of capitalized software was due to product release 6.1 becoming fully amortized in fiscal 2003 while product release 7.2 in fiscal 2004 was completed in February 2004 resulting in no incremental amortization in fiscal 2004. The decrease in cost of software in fiscal 2003 was the result of decreased royalty fees due to lower software revenue. Amortization of capitalized software development costs does not vary with software revenue while royalty fees do.

     Amortization of Acquired Technology. In connection with acquisitions in fiscal 2003, 2002 and 2001, we acquired developed technology that we offer as part of our integrated solutions. Acquired technology is amortized over periods ranging from four to six years. We expect annual amortization of acquired technology to be approximately $13.2 million in fiscal 2005.

     Cost of Services and Support. Cost of services and support primarily includes personnel and third-party contractor costs. Cost of services and support as a percentage of related revenue was 50.2% in fiscal 2004, 52.7% in fiscal 2003 and 51.1% in fiscal 2002. Cost of services and support decreased 18.1%, or $17.7 million, in fiscal 2004. The decrease in cost of services and support was attributable to an overall decrease in the average number of services and support employees to 366 in fiscal 2004, compared to 455 in fiscal 2003. This was a result of the implementation of our cost containment and cost reduction initiatives during fiscal 2003 and fiscal 2004 and improved utilization rates for consulting services employees in fiscal 2004. The decrease in cost of services and support as a percentage of related revenue in fiscal 2004 reflects an increase in the proportion of this revenue derived from support services, which historically have higher margins than implementation services. Cost of services and support increased 6.5%, or $6.0 million, in fiscal 2003. The increase in cost of services and support during fiscal 2003 was attributable to an increase in support royalties paid to third parties and the WDS acquisition in April 2002, offset by the implementation of our cost containment and cost reduction initiatives during fiscal 2003.

     Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased 30.9%, or $29.6 million in fiscal 2004 and decreased 20.6%, or $24.8 million, in fiscal 2003. The decrease in fiscal 2004 and fiscal 2003 was due to:

•	an overall decrease in the average number of sales, marketing and business development employees to 216 for fiscal 2004 compared to 328 for fiscal 2003 compared to 414 for fiscal 2002, which was the result of cost containment and cost reduction measures implemented in the second half of fiscal 2002, fiscal 2003 and fiscal 2004;

•	a decrease in promotional spending, travel, advertising and public relations spending resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2002, fiscal 2003 and fiscal 2004; and

•	in fiscal 2003, a decrease in sales commissions due to lower software revenue.

     Product Development. Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third party contractors. The following table sets forth product development costs for the three fiscal years ended February 28 or 29, 2004, 2003 and 2002 (in thousands):

	Fiscal Year Ended February 28 or 29,
	2004	2003	2002
Gross product development costs	$46,121	$73,570	$80,956
Percentage of total revenue	19.0%	27.0%	25.3%
Less: Capitalized software development costs	9,888	10,515	10,479
Percentage of total revenue	4.1%	3.9%	3.3%

Product development costs, as reported	$36,233	$63,055	$70,477
Percentage of total revenue	14.9%	23.1%	22.0%

     Gross product development costs decreased 37.3%, or $27.4 million, in fiscal 2004 and decreased 9.1%, or $7.4 million, in fiscal 2003. The decrease in fiscal 2004 and 2003 was due to:

•	further consolidation of our U.S. product development function to our corporate headquarters in Rockville, Maryland;

•	an overall decrease in the average number of product development employees to 275 in fiscal 2004, compared to 414 in fiscal 2003 and 409 in fiscal 2002. This was a result of the implementation of our cost containment and cost reduction initiatives during fiscal 2003 and fiscal 2004;

•	an increase in the proportion of our development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale; and

•	a decrease in the average number of contractors in the United States resulting from cost containment and cost reduction measures implemented in fiscal 2002, fiscal 2003 and fiscal 2004.

     In fiscal 2003 the decrease was offset in part by an increase in gross product development costs resulting from the WDS acquisition in April 2002.

     General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses decreased 10.1%, or $2.8 million, in fiscal 2004 and decreased 2.2%, or $0.6 million, in fiscal 2003. The decrease in fiscal 2004 and 2003 was due to a decrease in the average number of general and administrative employees resulting from cost containment and cost reduction measures implemented in the fiscal 2002, fiscal 2003 and fiscal 2004, offset by an increase in costs resulting from the WDS acquisition in April 2002.

     Amortization of Intangibles and Goodwill Impairment. Our past acquisitions resulted in our recording goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles increased $0.8 million in fiscal 2004 as a result of the change in the Talus customer relationships amortization from seven years to five years in fiscal 2004. Amortization of intangibles decreased by 95.5%, or $82.4 million, in fiscal 2003. The fiscal 2003 decrease resulted from our adoption of SFAS 142 on March 1, 2002, which requires that we no longer amortize goodwill and assembled workforce. SFAS 142 also requires that goodwill be tested for impairment on an annual basis and when there is reason to suspect that values may have been impaired. We performed a test for goodwill impairment as of February 28, 2003, our annual date for goodwill impairment review and determined a write-down was necessary. Accordingly, we recorded a goodwill impairment charge of $96.3 million in fiscal 2003 to reduce goodwill associated with our acquisitions down to their estimated fair value. Details of our amortization of intangibles and goodwill impairment are included in Note 6 in the Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K and details of our acquisitions are included in Note 13 in the Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

     Purchased Research and Development. Our acquisition of WDS in fiscal 2003 included the purchase of technology that had not yet been determined to be technologically feasible and had no alternative future use at its then-current stage of development. Accordingly, in fiscal 2003 the portion of the purchase price for WDS allocated to purchased research and development of $3.8 million in aggregate, was expensed immediately in accordance with generally accepted accounting principles. Details of our acquisitions are included in Note 13 in the Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

     Restructuring and lease abandonment charges. In order to better align our cost structure with anticipated revenue levels, we adopted restructuring plans in the first and fourth quarters of fiscal 2004, second, third and fourth quarters of fiscal 2003 and in the second and third quarters of fiscal 2002. In connection with our decision to implement these plans, we incurred related restructuring and lease abandonment charges of $18.6 million in fiscal 2004, $19.2 million in fiscal 2003 and $6.6 million in fiscal 2002.

     The following table sets forth a summary of restructuring and lease abandonment charges, net of adjustments, for fiscal 2004, fiscal 2003 and fiscal 2002 (in thousands):

	Fiscal Year Ended February 28 or 29,
	2004	2003	2002
Lease obligations and terminations	$12,917	$7,973	$3,653
Severance and related benefits	855	7,942	2,318
Impairment charges	4,241	2,528	144
Other	614	741	497

Total restructuring and lease abandonment charges	$18,627	$19,184	$6,612

     The impact to reported basic and diluted loss per share as a result of the restructuring and lease abandonment charges was $(0.26), $(0.27) and $(0.06) for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

     Over the past three fiscal years, we have faced challenges in our ability to stabilize revenue and operating performance and to expand market share as global economic conditions resulted in deterioration in the markets for our products and services. In response to these weak economic conditions, we have enacted a number of cost containment and cost reduction measures over the past three years to better align our cost structure with expected revenue. Specifically, we took the following actions:

1.	We reduced our workforce by 79, 343 and 163 employees through involuntary terminations with the fiscal 2004, 2003 and 2002 restructurings, respectively.

2.	We further consolidated our product development function in the United States to the corporate headquarters in Rockville, Maryland as part of the restructuring plans in fiscal 2004, 2003 and 2002. This included the relocation of certain employees from Wayne, Pennsylvania; San Carlos, California; Atlanta, Georgia; Denver, Colorado and Ottawa, Canada to Rockville, Maryland.

3.	As a result of the workforce reductions, product development consolidation and employee attrition, certain of our facilities were under-utilized. Accordingly, we consolidated our remaining workforce in the under-utilized facilities and ceased to utilize the then-vacated office space. The facilities permanently removed from our operations during fiscal 2004, 2003 and 2002 were located in Wayne, Pennsylvania; Irving, Texas; Detroit, Michigan; Denver, Colorado; Ratigen, Germany; Ottawa, Canada; and Milan, Italy. A portion of the office space was permanently vacated in certain facilities located in Rockville, Maryland; Chicago, Illinois; Atlanta, Georgia; Calabasas and San Carlos, California; and Bracknell, United Kingdom.

4.	As part of the consolidation of our facilities, certain leasehold improvements, furniture and fixtures were abandoned. As a result we recorded a non-cash impairment charge equal to the net book value of these abandoned assets in restructuring and lease abandonment charges.

5.	Primarily due to the real estate markets in which we operate remaining at depressed levels longer than originally anticipated, we extended the estimated sublease commencement dates and/or reduced the estimated sublease rates on certain restructured properties. We believe that our estimates with respect to our remaining obligations related to fiscal 2004, 2003 and 2002 restructurings are appropriate as of February 29, 2004.

     As a result of our restructuring initiatives during the past three fiscal years, we have reduced “all other operating expenses” (as defined on page 20) to $232.9 million in fiscal 2004 from $315.0 million and $342.4 million in fiscal 2003 and fiscal 2002, respectively. The cost savings associated with our restructuring and cost containment efforts begin to be fully realized in the following quarter. We do not expect our cost savings to be offset by increases in other expense areas. Details of our restructuring and lease abandonment charges are included in Note 15 to the Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

     Substantially all of the cost savings from our restructuring initiatives had been reflected in our operating results by the second half of fiscal 2004. All other operating expenses were $109.2 million during the six months ended February 29, 2004. We expect “all other operating expenses” to be similar during the first half of fiscal 2005. The total restructuring and lease abandonment charges reflected in the financial statements are based on management’s current estimates, which may change materially if actual lease-related expenditures or sublease income differ from current estimates.

     Non-Cash Stock Compensation Expense (Benefit). We recognized non-cash stock compensation expense (benefit) of $1.8 million in fiscal 2004, $3.4 million in fiscal 2003 related to unvested stock options assumed in the acquisition of Talus and $(3.1) million in fiscal 2002, respectively, related to stock options that were repriced in January 1999 and unvested stock options assumed in the Talus acquisition. These amounts are included as a separate component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation”.

     Repriced Options:

     In January 1999, the Company repriced certain employee stock options, other than those held by executive officers or directors. This resulted in approximately 3.0 million options being repriced and the four-year vesting period starting over. Under FIN 44, repriced options are subject to variable plan accounting, which requires compensation cost or benefit to be recorded each period based on changes in our stock price until the repriced options are exercised, forfeited or expire. This resulted in a benefit of $8.0 million in fiscal 2002. The initial fair value used to measure the ongoing stock option compensation charge or benefit was $22.19 based on the closing price of our common stock on June 30, 2000. Since our stock price at the beginning and end of fiscal 2004 and 2003 was below $22.19, no charge or benefit was recorded during fiscal 2004 and 2003. As of February 29, 2004, approximately 0.5 million repriced options were still outstanding, all of which are fully vested. In future periods, we will record additional charges or benefits related to the repriced stock options still outstanding based on the change in our common stock price compared to the last reporting period. If our stock price at the beginning and end of any reporting period is less than $22.19, no charge or benefit will be recorded.

     Unvested Stock Options -Talus Acquisition:

     As part of the Talus acquisition, we assumed all outstanding Talus stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $1.8 million in fiscal 2004, $3.4 million in fiscal 2003, and $4.8 million in fiscal 2002. We expect to record approximately $0.1 million in fiscal 2005 for the remaining compensation charge related to the Talus stock options.

     IRI Settlement. The IRI settlement charge of $3.1 million in fiscal 2002 represents the amount in excess of a liability accrued in prior years for the resolution of a dispute between the Company and Information Resources, Inc. (“IRI”). Details of the IRI Settlement are included in Note 8 in the Notes to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K .

Other Expense, Net

     Other expense, net, includes interest income from cash equivalents, marketable securities and long-term investments, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense, net was $13.5 million in fiscal 2004, compared to $7.9 million and $14.6 million in fiscal 2003 in fiscal 2002, respectively. The increase in fiscal 2004 relates to a reduction in interest income of $2.0 million and $1.6 million exchange loss in fiscal 2004, compared to a $2.3 million exchange gain in fiscal 2003. The decrease in fiscal 2003 relates to an impairment loss we recorded of approximately $10.2 million relating to an other-than-temporary decline in the fair value of our equity investment in Converge, Inc. in fiscal 2002 offset by lower interest income as a result of lower average invested cash and marketable securities and lower average interest rates in fiscal 2003.

Debt Conversion Expense

     During fiscal 2004, the Company exchanged $74.5 million of its Notes for 9,725,750 shares of its common stock in privately negotiated transactions with note holders. The offer and issuance of the common stock underlying these transactions were exempt from registration under Section 3(a) (9) of the Securities Act of 1933 and were freely traded upon issuance.

     At the conversion price of $44.06 per share, the $74.5 million of Notes exchanged would have been convertible into 1,690,780 shares of common stock. For accounting purposes, the additional 8,034,970 shares of common stock that the Company issued in these transactions are considered an inducement for the holders to convert their Notes, which required the Company to record a non-operating expense equal to the fair value of the additional shares issued to the holders. Accordingly, the Company recorded a non-cash debt conversion expense of approximately $59.8 million during the year ended February 29, 2004. These transactions resulted in a $74.5 million reduction of the Notes outstanding and increased stockholders’ equity by $74.5 million. The 9,725,750 shares of common stock issued in these transactions represent approximately 11.9% of the shares outstanding as of February 29, 2004.

Provision for (Benefit from) Income Taxes

     We recorded an income tax provision of $1.3 million and $21.4 million in fiscal 2004 and fiscal 2003, respectively, and a benefit from income tax of $(24.1) million in fiscal 2002. In fiscal 2004, $1.0 million of income tax provision relates to foreign taxes. During fiscal 2003, management concluded that, based on various factors, including our cumulative losses for fiscal 2001, 2002 and 2003 when adjusted for non-recurring items, the size of our loss for fiscal 2003 and estimates of future profitability, future taxable income will, more likely than not, be insufficient to cover our net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our deferred tax assets (net operating loss carryforwards), we recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in fiscal 2003. Management will continue to monitor its estimates of future profitability and realizability of our net deferred tax assets based on evolving business conditions. We do not expect to record a deferred income tax benefit in future periods when we incur a loss.

Loss Per Common Share

     Loss per common share is computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings (loss) per common share is based on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per common share include, when dilutive, (i) the effect of stock options, warrants and restricted stock granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period, and (iii) shares issuable under the conversion feature of our Notes using the if-converted method. Future weighted-average shares outstanding calculations will be impacted by the following factors:

•	the ongoing issuance of common stock associated with stock option and warrant exercises;

•	the issuance of common shares associated with our employee stock purchase plan and restricted stock grants;

•	any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculations (to the extent we have positive net income);

•	the issuance of common stock to raise capital or effect business combinations should we enter into such transactions; and

•	assumed or actual conversions of our convertible debt into common stock.

Liquidity and Capital Resources

     Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. Our cash, cash equivalents, marketable securities and long-term investments in aggregate increased $17.6 million during fiscal 2004 to $155.3 million as of February 29, 2004. Working capital increased $5.7 million to $125.5 million at February 29, 2004. In fiscal 2003 working capital decreased $117.2 million to $119.8 million at February 28, 2003. In fiscal 2004 the increase in cash, cash equivalents, marketable securities and long-term investments resulted from net loss, excluding non-cash charges, less changes in working capital items plus:

•	change in restricted cash of $13.0 million, which was provided by the elimination of cash restrictions upon the transfer of our letters of credit from Bank of America (“BOA”) to SVB. Approximately $9.7 million was reclassified to cash and approximately $3.3 million was recorded as a deposit to secure an international lease (see Note 7);

•	$9.8 million in payments for restructuring obligations;

•	$8.5 million in cash proceeds from the exercise of stock options and employee stock purchase plan purchases; and

•	$2.2 million in proceeds from settlement of an acquisition escrow, Offset by cash outflows for:

•	$13.7 million in expenditures on property, equipment and software, including capitalized software;

•	$3.0 million in principal payments on long-term debt and capital leases.

     Cash provided by operations was $6.8 million in fiscal 2004. Cash used in operations was $30.7 million in fiscal 2003. The improvement in operating cash flows of $37.5 million in fiscal 2004 resulted from a decreased operating loss in fiscal 2004.

     Cash (used in) provided by investing activities was $(12.1) million, $(70.0) million and $36.6 million in fiscal 2004, 2003 and 2002, respectively. Investing activities consist of the sales and purchases of marketable securities and long-term investments, changes in restricted cash, purchases of property and equipment, purchases and capitalization of software and acquisitions of businesses. In fiscal 2004, approximately $13.0 million was provided by the elimination of cash restrictions upon the transfer of our letters of credit from BOA to SVB. Approximately $3.3 million of this $13.0 million was recorded as a deposit to secure an international lease. Total purchases of property and equipment were $2.2 million in fiscal 2004, a decrease of $12.7 million compared to fiscal 2003 due to the completion of the buildout of our new corporate headquarters space during fiscal 2003. Acquisitions of businesses, net of cash acquired, of $2.0 million and $(32.3) million during the fiscal 2004 and 2003 relates to approximately $2.2 million which was provided by proceeds held in escrow from prior acquisitions (fiscal 2004) and the WDS and Digital Freight Exchange, Inc. (“DFE”) acquisitions (fiscal 2003), respectively. Sales of marketable securities, net of purchases, were $101.0 million in fiscal 2002. Acquisitions and investments in businesses, net of cash acquired, of $41.1 million, in aggregate, during fiscal 2002, relate to the acquisitions of PartMiner CSD, Inc. (“CSD”) and certain assets of SpaceWorks, Inc. and an investment in Converge, Inc.

     Cash provided by financing activities was $5.5 million, $5.1 million and $12.4 million in fiscal 2004, 2003 and 2002, respectively. Cash provided by financing activities in all periods consisted of proceeds from the exercise of stock options and employee stock plan purchases, offset in fiscal 2004 by payments on capital leases and our SVB equipment line of credit.

     The Company had $175.5 million and $250.0 million in Notes as of February 29, 2004 and February 28, 2003, respectively. The Notes bear interest at 5.0% per annum which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $174.4 million and $131.6 million on February 29, 2004 and February 28, 2003, respectively, based on market quotes. The Notes mature in November 2007 and are convertible into approximately 4.0 million shares of the Company’s common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock, we subdivide, combine or reclassify our common stock, we issue rights to our common stockholders to purchase our common stock at less than market price, we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends), or we make certain repurchases of our common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants. On or after November 7, 2003, we may redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made on at least 30 days’ notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price
November 7, 2003 through October 31, 2004	103%
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

     In the twelve months ended February 29, 2004, the Company exchanged $74.5 million of the Notes for 9,725,750 shares of its common stock in privately negotiated transactions with note holders. The offer and issuance of the common stock underlying these transactions are exempt from registration under Section 3(a) (9) of the Securities Act of 1933 and were freely traded upon issuance.

     At the conversion price of $44.06 per share, the $74.5 million of Notes exchanged would have been convertible into 1,690,780 shares of common stock. For accounting purposes, the additional 8,034,970 shares of common stock that the Company issued in these transactions are considered an inducement for the holders to convert their Notes, which required the Company to record a non-operating expense equal to the fair value of the additional shares issued to the holders. Accordingly, the Company recorded a non-cash debt conversion expense of approximately $59.8 million during the twelve months ended February 29, 2004. These transactions resulted in a $74.5 million reduction of the Notes outstanding and increased stockholders’ equity by $74.5 million. The 9,725,750 shares of common stock represent 11.9% of the shares outstanding as of February 29, 2004.

     On January 14, 2003, we entered into a one year unsecured revolving credit facility with SVB for $20.0 million. In March 2004, we renewed the unsecured revolving credit facility with SVB for $15.0 million. Under the terms of this credit facility, we may request cash advances, letters of credit, or both. The credit facility requires us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be greater than $120.0 million as of February 29, 2004, $130.0 million as of May 31, 2004, $140.0 million as of August 31, 2004 and November 30, 2004 and $150.0 million as of February 28, 2005; and (ii) a ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus, long-term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 1.75 to 1.0.

     In addition, the SVB credit facility requires us to maintain $50.0 million in funds with SVB and its affiliates. The credit facility also restricts the amount of additional debt we can incur and restricts the amount of cash that we can use for acquisitions and for the repurchase of convertible debt. Under the terms of the SVB credit facility, we maintain the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the credit facility, SVB has the right to obtain a lien on all of our assets, other than intellectual property, upon an occurrence of default, unless we terminate the facility as provided above. The credit facility also provides that, upon an event of default, we are prohibited from paying a cash dividend to our shareholders. As of February 29, 2004, we had $9.9 million in letters of credit outstanding under this line to secure our lease obligations for office space. We were in compliance with all financial covenants as of February 29, 2004.

     We have an additional credit agreement with SVB, as amended, under which the Company was able to borrow up to $5.0 million for the purchase of equipment. Amounts may be borrowed under the facility through December 31, 2004, and accrue interest at a fixed rate equal to 7.75%. The first advance is repaid monthly over a 24 month period, each advance thereafter is repaid monthly over a 30 month period. Amounts borrowed under the facility in fiscal 2003 accrue interest at a rate of 8.25%, and are repaid monthly over a 36 month period. During fiscal 2003, the Company borrowed $2.9 million under this credit facility. The principal balance remaining as of February 29, 2004 was approximately $1.7 million. The Company was in compliance with all financial covenants as of February 29, 2004.

     As of February 29, 2004, the Company’s future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Fiscal Year Ended February 28 or 29,
	2005	2006	2007	2008	2009	Thereafter	Total
Capital lease obligations (1)	$1,364	$1,316	$546	$—	$—	$—	$3,226
Operating lease obligations not in restructuring	12,313	10,596	8,536	7,861	6,652	29,554	75,512
Operating lease obligations in restructuring	7,219	6,978	6,928	5,956	4,081	15,186	46,348
Equipment line of credit (1)	1,098	737	—	—	—	—	1,835
Convertible subordinated notes (1)	8,775	8,775	8,775	184,275	—	—	210,600

Total fixed commitments	$30,769	$28,402	$24,785	$198,092	$10,733	$44,740	$337,521

(1) Includes principal and interest payments

     The lease commitments in the above table designated as “Operating lease obligations in restructuring” include only the non-cancelable portion of lease commitments included in past restructuring initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination.” (“EITF 88-10”), we have reduced these lease commitments by estimated sublease income in determining the total restructuring lease obligations of $18.6 million recorded in the accompanying balance sheet as of February 29, 2004. Please refer to Notes 8 and 15 in the Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

     In the future, we may pursue acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

     We may chose to purchase a portion of the Notes in the open market from time to time with cash or enter into alternative transactions to reduce the balance of the Notes, such as exchanging Notes for shares of our common stock, if we are able to do so on terms favorable to us. Purchases of the Notes with cash would reduce our debt outstanding and may result in a decrease to our liquidity and working capital to the extent that we pay cash.

     We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for the foreseeable future. We believe that the combination of cash and cash equivalents, marketable securities and long-term investments, and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for the next twelve months. However, weakening economic conditions or weak demand for enterprise application software in future periods could have a material adverse impact on our future operating results and liquidity. Although we have no current plans to do so, we may elect to obtain additional debt or equity financing if we are able to raise it on terms favorable to us. See “Forward Looking Statements” and “Factors That May Affect Future Results.”

Off-Balance Sheet Arrangements

     We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

     We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are oftentimes referred to as a form of off-balance sheet financing. Future minimum lease payments under our operating leases as of February 29, 2004 are detailed previously in “Liquidity and Capital Resources”. We have a one year unsecured revolving credit facility with SVB for $15.0 million which will expire on March 30, 2005, unless renewed. Under the terms of this credit facility, we may request cash advances, letters of credit, or both. As of February 29, 2004, $9.9 million in letters of credit were outstanding under this line to secure our lease obligations for certain office space.

     We license software to our customers under written agreements we refer to as Software License Agreements (“SLA”). Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses and liabilities from damages that may be awarded against the customer in the event that our software is found to infringe upon a patent, copyright, trademark or other proprietary right of a third party. The SLA generally limits the scope and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and geography-based scope limitations and a right to replace an infringing product or modify the product so that it is no longer infringing. If we cannot address the infringement by replacing the products or services, or modifying the products or services, we are allowed to cancel the software license and return the fees paid by customer. We require our employees to sign a proprietary information and inventions assignment agreement, which assigns the rights in our employees’ development work to us.

     To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no material claims are outstanding as of February 29, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payment will not have a material adverse effect on our operating performance or financial condition.

Recently Issued Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) that addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure that functions to support the activities of the primary beneficiary. The interpretation is effective after January 31, 2003 for newly created variable interest entities. For variable interest entities created before February 1, 2003, the interpretation is effective as of the beginning of the first interim or annual reporting period beginning after December 15, 2003. We believe the effect of adopting this statement will not have a material impact on our operating performance and financial position.

     On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The effect of adopting this statement did not have a material impact on our operating performance and financial position.

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

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION

OUR INDEBTEDNESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

     In November 2000, we completed a convertible debt offering of $250.0 million in Notes that are due November 2007. During fiscal 2004, the balance of the Notes was reduced to $175.5 million as a result of $74.5 million of Notes being exchanged for shares of our common stock. Our indebtedness could have important consequences for investors. For example, it could:

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

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

     We will be required to generate cash sufficient to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $8.8 million annually with $175.5 million of principal due November 2007. As of February 29, 2004, the remaining principal and interest payments due under the Notes were $210.6 million. Our cash, cash equivalents, marketable securities and long-term investments totaled $155.3 million as of February 29, 2004. Assuming our cash, cash equivalents, marketable securities and long-term investments remain constant from our February 29, 2004 levels, we will have to generate a minimum of $55.3 million of net cash flow through any combination of normal operations of the Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Concerns about our ability to meet our debt service obligations could negatively impact our ability to attract and retain customers. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

WE MAY CHOOSE TO EXCHANGE THE NOTES FOR SHARES OF OUR COMMON STOCK IN THE OPEN MARKET OR PURCHASE A PORTION OF THE NOTES FOR CASH WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR COULD MATERIALLY DILUTE EXISTING STOCKHOLDERS.

     We have issued 9,725,750 shares of our common stock in exchange for the Notes in privately negotiated transactions under Section 3(a)(9) of the Securities Act of 1933, and we expect to enter into such transactions from time to time if we are able to do so on terms that are favorable to us. If we choose to enter into privately negotiated transactions to exchange some of our outstanding Notes for shares of our common stock, it could materially dilute the ownership percentage of our existing shareholders and result in a non-cash charge to earnings. In addition, to the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of the Notes outstanding from time to time in the open market with cash. While the terms of our credit facility impose certain limits on our ability to repurchase our debt securities with cash, we are permitted to do so subject to compliance with the terms and conditions set forth in the credit facility. If purchases of the Notes in the open market were funded from available cash and cash equivalents, it could have a material adverse effect on our liquidity and financial condition.

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

     In January 2003, we entered into a new unsecured $20.0 million credit facility with SVB to replace the BOA credit facility. We renewed the unsecured credit facility with SVB on March 31, 2004 with borrowing capacity reduced to $15.0 million. We also have an additional credit agreement with SVB, under which the Company is able to borrow up to $5.0 million for the purchase of equipment. As of February 29, 2004, approximately $9.9 million of letters of credit were outstanding with SVB, and approximately $1.7 million was outstanding under the equipment financing credit line with SVB. If our future financial performance results in a violation of financial covenants under the new credit facility with SVB, or with our equipment financing credit line with SVB, we could be required to provide cash collateral for letters of credit or repay outstanding borrowings, which would have a material adverse effect on our liquidity and financial condition.

RISKS RELATED TO OUR BUSINESS

ADVERSE ECONOMIC AND POLITICAL CONDITIONS CAUSED A DETERIORATION OF DEMAND IN THE MARKETS FOR OUR PRODUCTS AND SERVICES IN RECENT YEARS AND HAVE ADVERSELY AFFECTED AND COULD FURTHER ADVERSELY AFFECT OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Our revenue and operating results depend on the overall demand for our software and related services. Regional and global adverse changes in the economy and political upheaval and unrest caused a deterioration of the markets for our products and services in recent years. This resulted in reductions, delays and postponements of customer purchases, which materially adversely affected our financial performance during fiscal 2002, fiscal 2003 and fiscal 2004. Demand for our solutions designed to optimize pricing and revenue management, a component of our demand management solutions, was more severely affected than our other solutions for which there are more mature markets. Although our markets deteriorated in most industries and geographies, industries most severely impacted include, among others, chemical & energy, high technology, and travel, transportation & hospitality. Industries less affected include communications, consumer packaged goods, government, life sciences, retail and aerospace & defense. If these adverse conditions continue or worsen, we would likely experience further reductions, delays, and postponements of customer purchases further adversely affecting our operating performance and financial condition.

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

     We recently incurred significant losses. Beginning in fiscal 2002, weakening economic conditions and increased political instability resulted in a deterioration in our markets. We experienced sequential declines in software and total revenue during our second and third quarters of fiscal 2002. Further weakening of economic conditions, which severely impacted the timing of capital spending decisions for computer software, particularly enterprise application software, further negatively impacted the markets for our products and services. This again resulted in sequential quarterly declines in software and total revenue in our first three quarters of fiscal 2003 and the second quarter of fiscal 2004. The losses incurred during these periods were $115.2 million in fiscal 2002, $212.2 million in fiscal 2003 and $103.8 million in fiscal 2004. Our ability to improve our financial performance will depend on a stabilization or improvement of economic conditions resulting in increased demand for our software and our continued ability to align our cost structure with revenue without retarding our ability to grow revenue in future periods. If market conditions for our software do not improve or if we do not successfully continue to align our cost structure with our revenue without retarding our ability to grow revenue, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

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

     During the quarters ended August 31, 2002, November 30, 2002 and February 28, 2003, we experienced adverse changes in our stock price resulting from a decline in our financial performance caused by adverse business conditions that have affected the technology industry, especially enterprise application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002, November 30, 2002 and February 28, 2003 and determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill, but as of February 28, 2003, there was an impairment of goodwill. As a result of the impairment of goodwill as of February 28, 2003, we recorded a non-cash goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price is significantly lower than recent levels such that the implied fair value of the Company is significantly less than stockholders’ equity for a sustained period of time, among other factors, we may be required to record an additional impairment loss related to goodwill below its carrying amount. We performed a test for goodwill impairment at February 29, 2004, which is our annual date for goodwill impairment review, and determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of the Company as of February 29, 2004 there was no impairment of goodwill. We will continue to test for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the implied fair value of the Company below its carrying value.

OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF SIGNIFICANT NON-CASH CHARGES WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     We will incur significant non-cash charges in the future related to the amortization of acquired technology and intangible assets from past acquisitions. During fiscal 2002, we announced that we were required to write off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. During fiscal 2003, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. Also during fiscal 2003, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. During fiscal 2002, 2003 and 2004, we recorded write-downs of long-lived assets associated with restructuring and lease abandonments of approximately $0.1 million, $2.5 million and $4.2 million, respectively, consisting of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to permanently vacating office space. During fiscal 2004, we exchanged $74.5 million of the Notes for 9.7 million shares of our common stock in privately negotiated transactions, which resulted in a non-cash debt conversion expense of $59.8 million. We may also incur non-cash charges in future periods related to impairments of long-lived assets and future exchanges of Notes for shares of our common stock, if any. To achieve profitability, we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.

IF OUR RESTRUCTURING PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, WE MAY SUFFER MATERIAL HARM TO OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Because of the downturn in our markets as a result of progressive weakening of global economic conditions and increased political instability during fiscal 2002, fiscal 2003 and fiscal 2004, we faced significant challenges in our ability to stabilize revenue, improve operating performance and expand market share. In response to the impact on our financial performance, we implemented restructuring plans and cost containment and cost reduction measures and are continuing to implement cost containment and cost reduction measures to align our cost structure with our revenues. These actions have included, among other things, workforce reductions and mandatory unpaid leave programs. In fiscal 2002, fiscal 2003 and fiscal 2004, we recorded restructuring and impairment charges of $6.6 million, $19.2 million and $18.6 million, respectively. In addition, we may incur additional restructuring charges in future periods. If we fail to achieve the desired results of our restructuring plans and our cost containment and cost reduction measures, we may suffer material harm to our operating performance and financial condition.

WE REDUCED OUR WORKFORCE AS PART OF OUR RECENT COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO FIELD AND RETAIN A QUALIFIED WORKFORCE, OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     We believe that our success depends on our ability to motivate and retain highly skilled technical, managerial, sales, marketing and services personnel. Competition for skilled personnel can be intense, and there can be no assurance that we will be successful in attracting, motivating and retaining the personnel required to improve our financial performance and grow. During the second half of fiscal 2004, voluntary employee attrition has increased compared to recent periods. In addition, the cost of hiring, training and retaining skilled employees is high. Failure to attract and retain highly skilled personnel could materially and adversely affect our business.

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

     Our success depends significantly on the continued service of our executive officers. We do not have fixed-term employment agreements with any executive officers, and we do not maintain key person life insurance on our executive officers. Seven of our executive officers left the Company between May 2002 and March 2004. The loss of services of any of our executive officers for any reason could have a material adverse effect on our operating performance and financial condition.

WE REDUCED OUR SALES FORCE AS PART OF OUR RECENT COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO FIELD AN EFFECTIVE SALES ORGANIZATION, OUR ABILITY TO GROW WILL BE LIMITED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     We have reduced our sales force in fiscal 2002, fiscal 2003 and fiscal 2004 as a result of the deterioration in our markets. Decreasing software revenue and unpaid leave programs have resulted in reduced compensation earned by members of our sales force, which may result in further voluntary attrition of our sales force over time. In order to grow our revenue, we will have to field a more productive sales force. Recently, we replaced a number of our sales account managers and sales management and began to expand our sales force as the markets for our products and solutions appear to be improving modestly. Our past efforts to expand our sales organization have required significant resources. New sales personnel require training and take time to achieve full productivity. There is no assurance that we will be able to field a more productive sales force or successfully attract and retain qualified sales people at levels sufficient to support growth. Any failure to adequately sell our products could limit our growth and have a material adverse effect on our operating performance and financial condition.

WE PERIODICALLY HAVE RESTRUCTURED OUR SALES FORCE, WHICH CAN BE DISRUPTIVE.

     We continue to rely heavily on our direct sales force. In recent years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, product changes, geographical coverage and other internal considerations. Change in the structures of the sales force and sales force management can result in temporary lack of focus and reduced productivity that may affect revenues in one or more quarters. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur.

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

     A significant portion of our revenue is derived from implementation services. Implementation services are predominately billed on an hourly or daily basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly or daily basis are generally recognized as work is performed. If we are not able to maintain the current service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases, and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:

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

CHANGES IN THE SIZE OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     The size of our software license transactions fluctuates. Fluctuations in the size of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our software and services. Losses of, or delays in concluding, larger software transactions (which typically are more complex, take longer to negotiate and are more subject to delays) have had and could have a proportionately greater effect on our revenue and financial performance for a particular period. For example, we recorded 38 software transactions of $1.0 million or greater in fiscal 2002, 19 software transactions of $1.0 million or greater in fiscal 2003 and 18 software transactions of $1.0 million or greater in fiscal 2004. As a result of these changes in the size of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may fluctuate significantly in the future.

WE EXPERIENCED DECLINES IN SOFTWARE REVENUE IN FISCAL 2002, FISCAL 2003 AND FISCAL 2004. A REDUCTION IN OUR REVENUE DERIVED FROM SOFTWARE LICENSES RESULTED AND MAY IN THE FUTURE RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

     Our ability to maintain or increase services and support revenue depends on our ability to maintain or increase the amount of software we license to customers. During our fiscal 2003 and 2004, we experienced declines in services revenue primarily as a result of declining software revenue in prior periods. Additional decreases of software license revenue or slowdowns in licensing may have a material adverse effect on our services and support revenues in future periods.

IN OUR THIRD QUARTER OF FISCAL 2003, OUR FIRST TWO QUARTERS OF FISCAL 2004 AND FOURTH QUARTER OF FISCAL 2004, WE EXPERIENCED SEQUENTIAL QUARTERLY DECLINES IN SUPPORT REVENUE RESULTING FROM BOTH THE RECENT DECLINE IN SOFTWARE REVENUE AND CLIENTS NOT RENEWING OR PARTIALLY RENEWING EXISTING SUPPORT CONTRACTS. FURTHER DECLINES IN SOFTWARE REVENUE, A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS, OR BOTH, COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

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

WE HAVE A HISTORY OF SUPPLEMENTING OUR EXISTING REVENUE GENERATION CAPABILITIES THROUGH ACQUISITIONS OF BUSINESSES AND TECHNOLOGY. ACQUISITIONS INCREASE BUSINESS AND FINANCIAL RISK. WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING ACQUISITIONS IN THE PAST.

     An acquisition involves the integration of business that has previously operated independently and increases the business and financial risk of the acquirer. In fiscal 2001, 2002 and 2003 we acquired the products and operations of Talus, STG Holdings, Inc., OneRelease, CSD, SpaceWorks, WDS and DFE. In connection with these and any future acquisitions, there can be no assurance that we will:

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

     Substantially all of our software, services and support revenue have arisen from, or are related directly to, our solutions. We expect to be dependent upon these solutions in the future, and any factor adversely affecting the markets for our solutions would materially and adversely affect our ability to grow revenue and operating profitability. The markets for our solutions have been and may continue to be materially adversely affected if economic and political conditions deteriorate. While we believe the markets for our solutions will expand as the economy improves, they may grow more slowly than in the past or anticipated. If the markets for our solutions decline or do not grow as rapidly as we expect, revenue growth, operating margins, or both, could be adversely affected.

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

     We directly compete with other enterprise application software vendors including: Adexa, Aspen Technology, DemandTec, The Descartes Systems Group, Global Logistics Technologies, i2 Technologies, JDA Software, Khimetrics, Logility, Manhattan Associates, Mercia, Metreo, PROS Revenue Management, Rapt, Retek, Sabre, SAP, Viewlocity and Zilliant. Certain enterprise resource planning (“ERP”) vendors, in addition to SAP, all of which are substantially larger than Manugistics, have acquired or developed demand and supply chain management software companies, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle, PeopleSoft and SSA Global Technologies. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. Some of our current and potential competitors, particularly, but not limited to, Oracle and PeopleSoft, may combine pursuant to recently announced tender offers and subsequently utilize enhanced financial and human resources to develop and sell more competitive demand chain and supply chain products. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

IF THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES FAILS TO KEEP PACE WITH OUR INDUSTRY’S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

     The markets for our solutions are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards. We have historically been successful in keeping pace with these changes, but if we fail to do so in the future, our products and services may be rendered less competitive or obsolete. Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We have released a web-native version of many of our products and will continue to develop and release web-native versions of our products. We may not possess sufficient resources in the future to continue to make further necessary investments in technology. Recent cutbacks in our workforce could lengthen the time necessary to develop our products. In addition, we may not successfully identify new software opportunities or develop and bring new software to market in a timely and efficient manner.

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

OUR CONTINUED SHIFT OF A SIGNIFICANT NUMBER OF OUR CONTRACTORS TO INDIA POSES SIGNIFICANT RISKS.

     We have relationships with third parties in India to outsource a significant portion of our product development effort. We have continued to increase the proportion of our product development work being performed by contractors to India in order to take advantage of cost efficiencies associated with India’s lower wage scale. However, we may not achieve the cost savings and other benefits we anticipate from this program, and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. We have a heightened risk exposure to changes in the economic, security and political conditions of India. Economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

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

     In addition, Government contracts may be subject to termination by the Government for its convenience, as well as termination, reduction or modification in the event of budgetary constraints or any change in the Government’s requirements. If any of our time-and-materials or fixed-priced contracts were to be terminated for the Government’s convenience, we would probably receive only the purchase price for items delivered prior to termination, reimbursement for allowable costs for work-in-progress and an allowance for profit on the contract, or an adjustment for loss if completion of performance would have resulted in a loss. Government contracts are also conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis, even though the contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually only partially funded, and Congress must annually determine if additional funds will be appropriated to the program. As a result, long-term contracts are subject to cancellation if appropriations for future periods become unavailable. We have not historically experienced any significant material adverse effects as a result of the Government’s failure to fund programs awarded to us. If the Government were to terminate some or all of our contracts or reduce appropriations, cancel appropriations or both to a program we have a contract under, our operating performance and financial condition could be materially adversely affected.

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

     As a prime contractor, we may rely upon other companies as subcontractors to perform work we are obligated to deliver to our clients. A failure by one or more of our subcontractors to perform the agreed-upon services on a timely and satisfactory basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

     A decline in overall U.S. government expenditures could cause a decrease in our revenue and adversely affect our operating performance. Defense spending levels may not continue at present levels, and future levels of expenditures and authorizations for existing programs may decline, remain constant, or shift to agencies or programs in areas where we do not currently have contracts. A significant decline in defense expenditures, or a shift in expenditures away from agencies or programs that we support, could cause a material decline in our government-related revenue.

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

     Much of our federal contracting is done through a type of special contract, sponsored by the U.S. General Services Administration (GSA), known as the “Multiple Award Schedules” (or simply “Schedules”) contract. Our GSA Schedules contract, like all others, includes a clause known as the “Price Reductions” clause; the terms of that clause are analogous to a “most favored customer” clause in commercial contracts. Under that clause, we have agreed that the prices to the government under the GSA Schedules contract will maintain a constant relationship to the prices charged to certain commercial customers, i.e., when prices to those benchmark customers drop, so too must our prices on our GSA Schedules contract. Although we have undertaken extensive efforts to comply with the Price Reductions clause, it is possible that we, through, for example, an unreported discount offered to a “benchmark” customer, might fail to honor the obligations of the Price Reductions clause. If that occurred, we could, under certain circumstances, be subject to an audit, an action in fraud, or other adverse government actions or penalties.

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

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

     We currently conduct operations in Australia, Belgium, Brazil, Canada, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Philippines, Taiwan, The People’s Republic of China, Singapore, Sweden and the United Kingdom. We also have relationships with third parties in India to outsource a portion of our product development and implementation services effort. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. These operations require significant management attention and financial resources and additionally subject us to risks inherent in doing business internationally, such as:

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

     In fiscal 2004, 34.0% of our total revenue was derived from outside the United States. Our primary international operations are located throughout Europe and Asia-Pacific. We also have operations in Brazil, Canada and Mexico. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. For example, we recently opened offices in Malaysia, The Philippines and The People’s Republic of China. We expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and costs and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

WE MAY BE SUBJECT TO FUTURE LIABILITY CLAIMS, AND THE REPUTATIONS OF OUR COMPANY AND PRODUCTS MAY SUFFER.

     Many of our implementations involve projects that are critical to the operations of our clients’ businesses and provide benefits, some of which may be difficult to quantify. Any failure in a client’s system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. We have entered into and plan to continue to enter into agreements with software vendors, consulting firms, resellers and others whereby they market and implement our solutions. If these vendors fail to meet their clients’ expectations or cause failures in their clients’ systems, our reputation and that of our products could be materially and adversely affected even if our software products perform in accordance with their functional specifications.

IF REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE CHANGED, WE MAY CHOOSE TO CHANGE OUR COMPENSATION PRACTICES. IF WE ISSUE ADDITIONAL RESTRICTED STOCK TO OUR EMPLOYEES IN FUTURE PERIODS, WE WILL BE REQUIRED TO RECORD ADDITIONAL COMPENSATION EXPENSE.

     We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The FASB recently issued a proposed statement of Financial Standards that, if enacted in its current form, would require compensation expense to be recorded for stock options granted to employees and directors in future periods. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation or benefits we would have to pay to them. In addition, such a change could have a material effect on our operating performance.

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

IT MAY BECOME INCREASINGLY EXPENSIVE TO OBTAIN AND MAINTAIN INSURANCE.

     We obtain insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage has become more restrictive, and when insurance coverage is offered, the deductible for which we are responsible is larger and premiums have increased substantially. As a result, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could have a material effect on our operating performance and financial condition.

RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE. SIGNIFICANT DECLINES IN OUR STOCK PRICE MAY RESULT FOR VARIOUS REASONS, INCLUDING POOR FINANCIAL PERFORMANCE.

     The trading price of our common stock has been and is likely to be highly volatile. Our stock price has been and could continue to be subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly revenue and operating results and continuing losses;

•	continued or deteriorating adverse economic, political and market conditions;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates and ratings by securities analysts;

•	changes in the performance, market valuations, or both, of our current and potential competitors and the software industry in general;

•	our announcement or a competitor’s announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of industry standards and the inclusion of our technology in, or compatibility of our technology with, such standards;

•	adverse or unfavorable publicity about us, or our products, services or implementations;

•	adverse or unfavorable publicity regarding our competitors, including their products and implementations;

•	additions or departures of key personnel;

•	sales or anticipated sales of additional debt or equity securities; and

•	other events or factors that may be beyond our control.

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

SCHEDULED SALES OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK BY OUR EXECUTIVE OFFICERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Certain of our executive officers, including our chief executive officer and our chief financial officer have entered into pre-established trading plans to facilitate the orderly sale by them of shares of our common stock. Our executive officers who entered into pre-established trading plans are scheduled to sell shares subject to the terms of their respective trading plan. These terms include one or more price floors below which shares may not be sold. The minimum price floor for our chief executive officer is $6.00 per share with respect to a total of 160,000 shares that may be sold under the plan and $9.00 per share with respect to the balance of the shares that may be sold under the plan. The minimum price floor for our chief financial officer is $8.00 per share with respect to a total of 28,000 shares that may be sold under the plan and $9.00 per share with respect to the balance of the shares that may be sold under the plan. Sales under each of these pre-established trading plans will, subject to the respective terms of the trading plan, continue until the trading plan is modified, terminated or expires. The sale of these shares, if significant in amount, may cause the market price of our stock to decline.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries which use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders’ equity. Revenue outside of the United States was 34.0%, 25.0% and 28.0% for fiscal 2004, 2003 and 2002, respectively. Revenue outside the United States is derived from operations in Australia, Belgium, Brazil, Canada, The People’s Republic of China, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Netherlands, Philippines, Singapore, Sweden, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our consolidated financial statements. None of the components of our financial statements were materially affected by exchange rate fluctuations during fiscal 2004, 2003 and 2002. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

     Interest Rate Risk. Our long-term investments, marketable securities and certain cash equivalents are subject to interest rate risk. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. We manage this risk by maintaining an overall investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. All securities in our long-term investment portfolio mature in two years or less. Instruments in our entire portfolio include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. The fair market value of our long-term investments and marketable securities held was $16.3 million and $2.9 million at February 29, 2004 and February 28, 2003, respectively.

     We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Generally, operating cash balances held at banks outside of the United States are denominated in the local currency.

     The United States Federal Reserve Board influences the general market rates of interest. The federal funds rate was 1.75% as of March 1, 2002. During fiscal 2003 and fiscal 2004, the federal funds rate was further reduced by 75 basis points to its February 29, 2004 level of 1.00%. These actions have led to a general market decline in interest rates.

     The weighted average yield on interest-bearing investments held as of February 28 or 29, 2004 and 2003 was approximately 1.3% and 1.2%, respectively. Based on our investment holdings at February 29, 2004, a 100 basis point decline in the average yield would reduce our annual interest income by $1.6 million.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

     There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the information to be set forth in the definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders (which we anticipate will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 29, 2004) (the “Proxy Statement”) under the captions “Audit Committee Financial Experts”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and to the information set forth in Part I of this annual report on Form 10-K regarding executive officers under the caption “Item 4A. Executive Officers of the Registrant”.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Reference is made to the information required to be set forth in the Proxy Statement under the caption “Audit Fees.”

PART IV

     Item 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this annual report on Form 10-K:

The financial statements listed above are filed as part of this annual report on Form 10-K.

Schedules are omitted because they are not required, are not applicable or the required information is shown in the consolidated financial statements or notes thereto contained in this annual report on Form 10-K.

(2) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this annual report on Form 10-K. Exhibits 10.1, 10.2, 10.11, 10.12, 10.13, 10.13(a), 10.13(b), 10.14, 10.16 through 10.28(b) and 10.32 through 10.37 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(C) of this annual report on Form 10-K.

Number	Notes	Description
2.1	(J)	Agreement and Plan of Merger dated June 1, 1998, among the Company, TYECIN Acquisition, Inc., TYECIN Systems, Inc. and certain other persons

2.2	(M)	Agreement Plan of Merger by and among Manugistics Group, Inc., Talus Solutions, Inc. and Manu Acquisition Corp. dated September 21, 2000

3.1(a)	(A)	Amended and Restated Certificate of Incorporation of the Company

3.1(b)	(B)	Certificate of Retirement and Elimination (relating to the Series A and Series B preferred stock of the Company)

3.1 (c)	(C)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (effective July 29, 1997)

3.2	(Q)	Amended and Restated By-Laws of the Company

3.3	(W)	Amendment to Second Amended and Restated By-Laws of the Company (adopted January 22, 2003)

3.4	(X)	Amendment to Second Amended and Restated By-Laws of the Company (adopted June 11, 2003)

4.1	(M)	Purchase Agreement dated October 16, 2000, between Deutsche Bank Securities, Inc.,(as representative of the initial purchasers) and Manugistics Group, Inc.

4.2	(M)	Indenture dated as of October 20, 2000, between Manugistics Group, Inc., and State Street Bank and Trust Company

4.3	(M)	Registration Rights Agreement dated as of October 20, 2000, and Deutsche Bank Securities Inc., and Banc of America Securities LLC.

4.4	(O)	Form of Note for Manugistics Group, Inc.’s 5% Convertible Subordinated Notes due November 1, 2007

Number	Notes	Description
10.1	(F)	Employee Incentive Stock Option Plan of the Company, as amended

10.2	(F)	Fifth Amended and Restated Stock Option Plan of the Company

10.3	(A)	Form of Notice of Grant of Option pursuant to the Director Stock Option Plan (previously identified as Exhibit 10.4)

10.11	(D)	Outside Directors Non-Qualified Stock Option Plan

10.12	(D)	Executive Incentive Stock Option Plan

10.13	(Q)	Second Amended and Restated 1998 Stock Option Plan of the Company

10.13 (a)	(W)	Amendment to the Second Amended and Restated 1998 Stock Option Plan of the Company (effective March 1, 2003)

10.13 (b)	(Y)	Amended and Restated 1998 Stock Option Plan of Manugistics Group, Inc., incorporated herein by reference to Exhibit 10 to the registrant’s Post-Effective Amendment No. 1 to Form S-8, filed with the Commission on September 15, 2003.

10.14	(E)	Employee Stock Purchase Plan of the Company

10.16	(G)	Employment Agreement dated April 25, 1999 among the Company, Manugistics, Inc. and with Gregory J. Owens, Chief Executive Officer and President

10.17	(H)	Employment Agreement dated June 3, 1999 between Manugistics, Inc. and Richard F. Bergmann, as amended (as of October 15, 2002, Mr. Bergmann was no longer an executive of the Company.)

10.18	(H)	Employment Agreement dated June 7, 1999 between Manugistics, Inc. and Terrance A. Austin, as amended (as of January 5, 2003, Mr. Austin was no longer an executive of the Company.)

10.19	(H)	Employment Agreement dated August 25, 1999 between Manugistics, Inc. and James J. Jeter, as amended

10.20	(I)	Employment Agreement dated December 6, 1999 between Manugistics, Inc. and Raghavan Rajaji

10.21	(K)	Employment Agreement dated December 6, 1999 between Manugistics, Inc. and Timothy T. Smith.

10.23(a)	(K)	Stock Option Agreement dated April 27, 1999, between the Company and Gregory J. Owens

10.23(b)	(K)	Stock Option Agreement dated December 1, 1999, between the Company and Gregory J. Owens

10.23(c)	(K)	Stock Option Agreement dated December 17, 1999, between the Company and Gregory J. Owens

10.24(a)	(K)	Stock Option Agreement dated December 6, 1999, between the Company and Richard F. Bergmann (as of October 15, 2002, Mr. Bergmann was no longer an executive of the Company.)

10.24(b)	(K)	Stock Option Agreement dated June 16, 1999, between the Company and Richard F. Bergmann (as of October 15, 2002, Mr. Bergmann was no longer an executive of the Company.)

10.24(c)	(L)	Stock Option Agreement dated December 16, 1999, between the Company and Richard F. Bergmann (as of October 15, 2002, Mr. Bergmann was no longer an executive of the Company.)

10.25	(K)	Stock Option Agreement dated June 7, 1999, between the Company and Terrence A. Austin (as of January 5, 2003, Mr. Austin was no longer an executive of the Company.)

10.28(a)	(X)	Employment agreement dated June 19, 2003 between the Company and Jeremy P. Coote.

10.28(b)	(AA)	Stock Option Agreement dated June 19, 2003 between the Company and Jeremy P. Coote.

10.29(a)	(N)	Lease Agreement dated December 19, 2000, between the Company and DANAC Corporation.

10.29(b)	(P)	First amendment dated June 2001 to lease agreement dated December 19, 2000, between the Company and DANAC Corporation.

10.29 (c)	(Y)	Sublease agreement between Theracom, Inc. and the Company dated July 24, 2003.

10.31 (b)	(Q)	Credit Agreement dated as of February 28, 2002 by the Company in favor of Bank of America, N.A.

10.31 (c)	(R)	Amendment Agreement dated as of July 12, 2002 to Credit Agreement dated as of February 28, 2002 by the Company in favor of Bank of America, N.A.

Number	Notes	Description
10.31 (d)	(S)	Amendment Agreement No. 2 dated as of November 22, 2002 to Credit Agreement dated as of February 28, 2002 by the Company in favor of Bank of America, N.A.

10.32	(Q)	Second Amended and Restated 2000 Stock Option Plan of the Company (effective January 29, 2002)

10.33	(Q)	Employment Agreement dated November 21, 2000, between the Company and Jeffrey Hudkins

10.34	(W)	Amended Employment Agreement dated February 27, 2002 between the Company and Jeffrey L. Holmes

10.35	(W)	Employment Agreement dated December 14, 2001 between the Company and Everett G. Plante

10.36	(U)	Termination of Employment Agreement dated October 15, 2002 between the Company and Richard F. Bergmann

10.37	(S)	Termination of Employment Agreement dated January 3, 2003 between the Company and Terrance A. Austin

10.45	(T)	Standstill Agreement dated October 24, 2002 between Manugistics Group, Inc and Warburg Pincus Private Equity VIII, LP.

10.50	(U)	Loan and Security Agreement dated April 12, 2002 by the Company in favor of Silicon Valley Bank.

10.51	(V)	Financing Agreement and Form of Revolving Promissory Note dated January 14, 2003 by the Company in favor of Silicon Valley Bank.

10.52	(V)	Amended Loan and Security Agreement dated January 14, 2003 by the Company in favor of Silicon Valley Bank.

10.53	(Z)	Loan Modification Agreement dated December 16, 2003 between the Company and Silicon Valley Bank.

10.54		Loan Modification Agreement dated March 31, 2004 between the Company and Silicon Valley Bank

10.55		Loan Modification Agreement dated March 31, 2004 between the Company and Silicon Valley Bank

10.56		Loan and Security Agreement dated March 31, 2004 by the Company in favor of Silicon Valley Bank

10.57		Financing Agreement and Form of Revolving Promissory Note dated March 31, 2004 by the Company in favor of Silicon Valley Bank

21		Subsidiaries of the Company

23		Independent Auditors’ Consent

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference from the exhibits to the Company’s registration statement on form S-1 (NO. 33-65312).

(B)	Incorporated by reference to 4.1(A) to the Company’s registration statement on form S-3 (REG. NO. 333-31949).

(C)	Incorporated by reference to exhibit 4.1 (b) to the Company’s registration statement on form S-3 (REG. NO. 333-31949).

(D)	Incorporated by reference from the exhibits to the Company’s quarterly report on form 10-Q for the quarter ended August 31, 1994.

(E)	Incorporated by reference from the exhibits to the Company’s quarterly report on form 10-Q for the quarter ended August 31, 1995.

(F)	Incorporated by reference from the exhibits to the Company’s definitive proxy statement relating to the 1996 annual meeting of shareholders dated June 20, 1996.

(G)	Incorporated by reference from the exhibits to the Company’s annual report on Form 10-K for fiscal year ended February 28, 1999.

(H)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 1999.

(I)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended November 30, 1999.

(J)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 1998.

(K)	Incorporated by reference from the exhibits to the Company’s annual report on Form 10-K for fiscal year ended February 29, 2000.

(L)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended May 31, 2000.

(M)	Incorporated by reference from the exhibits to the Company’s current report on form 8-K/A dated October 11, 2000.

(N)	Incorporated by reference from the exhibits to the Company’s current report on Form 10-Q for the quarter ended November 30, 2000.

(O)	Incorporated by reference from the exhibits to the Company’s registration statement on form S-3/A (NO. 333-53918).

(P)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended May 31, 2001.

(Q)	Incorporated by reference from the exhibits to the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2002.

(R)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended May 31, 2002.

(S)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended November 30, 2002.

(T)	Incorporated by reference from the exhibits to the Company’s current report on for 8-K dated October 25, 2002.

(U)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 2002.

(V)	Incorporated by reference from the exhibits to the Company’s current report on for 8-K dated January 16, 2003.

(W)	Incorporated by reference from the exhibits to the Company’s annual report on Form 10-K for the fiscal year ended February 28, 2003.

(X)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended May 31, 2003.

(Y)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 2003.

(Z)	Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended November 30, 2003.

(AA)	Incorporated by reference to the Company’s registration statement Form S-8 filed by the Company on September 15, 2003 (NO. 333-108811).

(b)	Reports on Form 8-K

[1] On December 18, 2003, we furnished a Current Report on Form 8-K dated December 18, 2003 reporting under Item 12 our issuance of a press release announcing our financial results for the three and nine months ended November 30, 2003.

(c)	Exhibits

See the response to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2004.

MANUGISTICS GROUP, INC.

(Registrant)

/s/ Gregory J. Owens

Gregory J. Owens
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 13, 2004.

/s/ Gregory J. Owens

Gregory J. Owens
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

/s/ Raghavan Rajaji

Raghavan Rajaji
Executive Vice President and
Chief Financial Officer
(Principal financial officer)

/s/ Jeffrey T. Hudkins

Jeffrey T. Hudkins
Group Vice President, Controller and
Chief Accounting Officer
(Principal accounting officer)

/s/ J. Michael Cline	/s/ Thomas A. Skelton
J. Michael Cline Director	Thomas A. Skelton Director

/s/ William H. Janeway William H. Janeway Director	/s/ Lynn C. Fritz Lynn C. Fritz Director

/s/ Joseph H. Jacovini Joseph H. Jacovini Director	/s/ William G. Nelson William G. Nelson Director

/s/ Kevin C. Melia Kevin C. Melia Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Manugistics Group, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Manugistics Group, Inc. and its subsidiaries (the Company) as of February 29, 2004 and February 28, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended February 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” during the year ended February 28, 2003.

/s / DELOITTE & TOUCHE LLP

McLean, VA

May 11, 2004

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28 or 29,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,984	$134,789
Marketable securities	7,316	2,946

Total cash, cash equivalents and marketable securities	146,300	137,735
Accounts receivable, net of allowance for doubtful accounts of $4,395 and $7,007 at February 29, 2004 and February 28, 2003, respectively	55,575	63,940
Other current assets	11,924	11,612

Total current assets	213,799	213,287
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	21,632	31,230
Software development costs, net of accumulated amortization	14,224	13,428
Restricted cash	—	12,980
Long-term investments	8,999	—
Goodwill	185,501	187,438
Acquired technology, net of accumulated amortization	27,023	41,232
Customer relationships, net of accumulated amortization	15,984	20,657
Other intangibles and non-current assets, net of accumulated amortization	10,919	9,121

TOTAL ASSETS	$498,081	$529,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,368	$9,738
Accrued compensation	6,180	7,156
Accrued restructuring	5,112	5,870
Deferred revenue	43,748	43,388
Other current liabilities	22,857	27,344

Total current liabilities	88,265	93,496
NON-CURRENT LIABILITIES:
Convertible debt	175,500	250,000
Accrued restructuring	14,393	8,350
Long-term debt and capital leases	2,633	4,795
Other non-current liabilities	430	650

Total non-current liabilities	192,956	263,795
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock, $.002 par value per share; 300,000 shares authorized at February 29, 2004 and February 28, 2003, respectively; 81,973 and 70,104 shares issued and outstanding at February 29, 2004 and February 28, 2003, respectively	164	140
Additional paid-in capital	775,969	633,801
Deferred compensation	(1,410)	(3,094)
Accumulated other comprehensive income (loss)	3,615	(1,087)
Accumulated deficit	(561,478)	(457,678)

Total stockholders’ equity	216,860	172,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$498,081	$529,373

See accompanying Notes to Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	February 28 or 29,
	2004	2003	2002
REVENUE:
Software	$73,766	$74,899	$129,772
Support	86,593	84,075	73,852
Services	73,254	102,144	106,522
Reimbursed expenses	9,432	11,268	9,741

Total revenue	243,045	272,386	319,887

OPERATING EXPENSES:
Cost of revenue:
Cost of software	15,851	19,127	21,144
Amortization of acquired technology	14,210	13,623	9,168

Total cost of software	30,061	32,750	30,312

Cost of support and services	80,306	98,055	92,083
Cost of reimbursed expenses	9,432	11,268	9,741
Non-cash stock option compensation expense for support and services	865	1,673	52

Total cost of support and services	90,603	110,996	101,876

Sales and marketing	66,061	95,627	120,437
Non-cash stock option compensation expense (benefit) for sales and marketing	456	931	(1,794)

Total cost of sales and marketing	66,517	96,558	118,643

Product development	36,233	63,055	70,477
Non-cash stock option compensation expense (benefit) for product development	140	298	(1,310)

Total cost of product development	36,373	63,353	69,167

General and administrative	25,060	27,885	28,522
Non-cash stock option compensation expense (benefit) for general and administrative	338	524	(59)

Total cost of general and administrative	25,398	28,409	28,463

Amortization of intangibles	4,674	3,866	86,279
Goodwill impairment charge	—	96,349	—
Purchased research and development charge	—	3,800	—
Restructuring and lease abandonment charges	18,627	19,184	6,612
IRI settlement	—	—	3,115

Total operating expenses	272,253	455,265	444,467

LOSS FROM OPERATIONS	(29,208)	(182,879)	(124,580)

DEBT CONVERSION EXPENSE	(59,823)	—	—
OTHER EXPENSE, NET	(13,455)	(7,942)	(14,638)

LOSS BEFORE INCOME TAXES	(102,486)	(190,821)	(139,218)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	1,314	21,418	(24,060)

NET LOSS	$(103,800)	$(212,239)	$(115,158)

BASIC AND DILUTED LOSS PER SHARE	$(1.43)	$(3.04)	$(1.69)

SHARES USED IN BASIC AND DILUTED SHARE COMPUTATION	72,715	69,768	67,986

COMPREHENSIVE LOSS:
Net loss	$(103,800)	$(212,239)	$(115,158)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,622	1,658	(2,036)
Unrealized gains (losses) on securities	80	(41)	656

Total other comprehensive income (loss)	4,702	1,617	(1,380)

TOTAL COMPREHENSIVE LOSS	$(99,098)	$(210,622)	$(116,538)

See accompanying Notes to Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
						Accumulated
			Additional			Other
		Par	Paid-in	Treasury	Deferred	Comprehensive	Accumulated
	Shares	Value	Capital	Stock	Compensation	Income (Loss)	(Deficit)	Total
BALANCE, FEBRUARY 28, 2001	67,518	$135	$621,824	$(717)	$(19,316)	$(1,324)	$(130,281)	$470,321

Issuance of common stock — employee stock purchase plan	113	—	2,337	—	—	—	—	2,337
Issuance of common stock — One Release Acquisition	136	—	4,343	—	—	—	—	4,343
Exercise of stock options	1,787	4	10,561	—	—	—	—	10,565
Issuance of common stock – IRI settlement	241	1	3,874	—	—	—	—	3,875
Retirement of treasury shares	(753)	(2)	(715)	717	—	—	—	—
Stock option repricing	—	—	(10,176)	—	10,176	—	—	—
Stock option — based compensation benefit	—	—	—	—	(3,111)	—	—	(3,111)
Deferred stock-based compensation related to acquisitions	—	—	(2,187)	—	3,202	—	—	1,015
Translation adjustment	—	—	—	—	—	(2,036)	—	(2,036)
Net change in unrealized gain / loss on marketable securities	—	—	—	—	—	656	—	656
Net loss	—	—	—	—	—	—	(115,158)	(115,158)

BALANCE, FEBRUARY 28, 2002	69,042	$138	$629,861	$—	$(9,049)	$(2,704)	$(245,439)	$372,807

Issuance of common stock – employee stock purchase plan	429	1	1,481	—	—	—	—	1,482
Issuance of common stock — One Release Acquisition	67	—	1,000	—	—	—	—	1,000
Exercise of stock options	566	1	3,595	—	—	—	—	3,596
Stock option — based compensation expense	—	—	—	—	3,426	—	—	3,426
Deferred stock-based compensation
related to acquisitions and other	—	—	(2,136)	—	2,529	—	—	393
Translation adjustment	—	—	—	—	—	1,658	—	1,658
Net change in unrealized gain / loss on marketable securities	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	(212,239)	(212,239)

BALANCE, FEBRUARY 28, 2003	70,104	$140	$633,801	$—	$(3,094)	$(1,087)	$(457,678)	$172,082

Issuance of common stock – employee stock purchase plan	212	1	470	—	—	—	—	471
Issuance of common stock – debt conversion	9,726	19	134,308	—	—	—	—	134,327
Issuance of common stock – restricted stock	205	1	1,341	—	(1,081)	—	—	261
Exercise of stock options	1,726	3	8,074	—	—	—	—	8,077
Deferred financing fees reclassification– debt conversion	—	—	(1,293)	—	—	—	—	(1,293)
Stock option – based compensation benefit	—	—	(732)	—	2,531	—	—	1,799
Deferred stock-based compensation Related to acquisitions and other	—	—	—	—	234	—	—	234
Translation adjustment	—	—	—	—	—	4,622	—	4,622
Net change in unrealized gain / loss on marketable securities and long-term investments	—	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	—	(103,800)	(103,800)

BALANCE, FEBRUARY 29, 2004	81,973	$164	$775,969	$—	$(1,410)	$3,615	$(561,478)	$216,860

See accompanying Notes to Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	February 28 or 29,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,800)	$(212,239)	$(115,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,046	41,391	116,592
Amortization of debt issuance costs	1,175	1,157	1,141
Restructuring and lease abandonment charges	18,627	19,184	6,612
Goodwill impairment charge	—	96,349	—
Debt conversion expense	59,823	—	—
Purchased research and development charge	—	3,800	—
Deferred income taxes	—	20,350	(28,168)
Non-cash option stock compensation expense (benefit)	1,799	3,426	(3,111)
Loss on investments	—	41	10,561
Other	769	(47)	1,552
Changes in assets and liabilities:
Accounts receivable	8,365	15,473	9,134
Other current assets	(325)	(34)	850
Other non-current assets	(3,695)	119	1,289
Accounts payable	630	(118)	(3,791)
Accrued compensation	(976)	(7,023)	(6,973)
Other liabilities	(3,143)	(849)	(4,127)
Deferred revenue	360	(3,618)	2,015
Accrued restructuring	(9,830)	(8,037)	(4,317)

Net cash provided by (used in) operating activities	6,825	(30,675)	(15,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses and acquired technology, net of cash acquired	1,968	(32,259)	(30,951)
Restricted cash	12,980	(12,980)	—
Sales of investments	—	—	367
Sales of marketable securities	27,871	3,511	102,387
Purchases of marketable securities	(32,242)	(2,198)	(1,350)
Purchases of property and equipment	(2,165)	(14,821)	(10,179)
Investments in businesses	—	—	(10,150)
Capitalization and purchases of software	(11,520)	(11,222)	(13,547)
Purchases of long-term investments	(8,999)	—	—

Net cash (used in) provided by investing activities	(12,107)	(69,969)	36,577

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit borrowings	—	2,830	—
Payments on long-term debt, capital lease obligations and debt issuance costs	(3,046)	(2,771)	(490)
Proceeds from exercise of stock options and employee stock plan purchases	8,548	5,078	12,902

Net cash provided by financing activities	5,502	5,137	12,412

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	3,975	1,495	(651)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,195	(94,012)	32,439

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	134,789	228,801	196,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$138,984	$134,789	$228,801

See Note 17 for supplemental cash flow information.
See accompanying Notes to Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The Company

     Manugistics Group, Inc. (the Company) is a leading global provider of demand and supply chain management software. The Company has a solutions-based approach to client delivery – selling configured sets of its software products that address the specific demand and supply chain business processes that our clients want to improve. Our software helps companies lower operating costs, improve customer service, increase revenues, enhance profitability and accelerate revenue and earnings growth.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year’s financial statement presentation.

Use of Estimates

     The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant items subject to such estimates and assumptions include revenue recognition, carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, sublease income associated with the restructuring plans, capitalized software development costs and contingencies, such as litigation, claims and assessments.

Cash and Cash Equivalents

     Cash and cash equivalents are comprised of amounts in operating accounts, money market investments and other short-term, highly liquid investments with original maturities of three months or less. Each is recorded at cost, which approximates market value. The Company’s policy is to record short-term, highly liquid investments as cash and cash equivalents. The balance at February 29, 2004 is comprised of $53.2 million in operating accounts, $41.4 million, with an original maturity of three months or less, in money market investments and $44.4 million in debt securities. The balance at February 28, 2003 is comprised of $42.9 million in operating accounts, $72.4 million, with an original maturity of three months or less, in money market investments and $19.5 million in debt securities.

Marketable Securities

     The Company’s short-term marketable securities are classified as “available-for-sale.” These securities are recorded at fair value with unrealized gains and losses reported as a component of stockholders’ equity and comprehensive loss. Realized gains and losses on available-for-sale securities are computed using the specific identification method. On February 29, 2004 and February 28, 2003, marketable securities consisted of investments in corporate debt, municipal bonds and other short-term investments which mature in one year or less.

Long-Term Investments

     The Company’s long-term investments securities are classified as “available-for-sale.” These investments are recorded at fair value with unrealized gains and losses reported as a component of stockholders’ equity and comprehensive loss. Realized gains and losses on available-for-sale securities are computed using the specific identification method. On February 29, 2004, long-term investments consisted of corporate debt securities and U.S. agency securities with original maturities in excess of one year.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, long-term investments and trade accounts receivable. The Company has policies that limit investments to investment grade securities, limit the amount of credit exposure to any one issuer and maximum investment maturities, both individually and in aggregate. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company does not require collateral or other security to support clients’ receivables since most of its customers are large, well-established companies. The Company’s credit risk is also mitigated because its customer base is diversified both by geography and industry and no single customer accounts for more than 10% of consolidated revenue for any period presented. The Company initially records the provision for doubtful accounts based on historical experience of write-offs and adjusts the allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of accounts receivable. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, the credit-worthiness of the customer, the economic conditions of the customer’s industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts.

Property and Equipment

     Property and equipment is stated at cost. Furniture and fixtures are depreciated on a straight-line basis over three to ten years. Information technology equipment and purchased software are depreciated on a straight-line basis over two to three years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements. Repairs and maintenance costs are expensed as incurred.

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

Intangible Assets and Goodwill

     Intangible assets include goodwill, acquired technology, customer relationships and software developed for internal use. Goodwill, which is equal to the fair value of consideration paid in excess of the fair value of the net assets purchased, has been recorded in conjunction with several of the Company’s business combinations. Goodwill recorded in business combinations prior to June 30, 2001 was amortized on a straight-line basis through February 28, 2002 over five years (see Notes 6 and 13). Assembled workforce acquired in conjunction with certain of the Company’s purchase business combinations was amortized using the straight-line method through February 28, 2002 over two years. Acquired technology is amortized on a straight-line basis over four to six years. Customer relationships acquired in conjunction with certain of the Company’s business combinations are amortized using the straight-line method over five to seven years. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets", the Company stopped amortizing goodwill and assembled workforce, effective March 1, 2002.

Software Developed for Internal Use

     The Company capitalizes certain costs to develop internal use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These capitalized costs are amortized on a straight-line basis over a period of two to five years after completion or acquisition of the software. Software developed for internal use is included in other intangible and non-current assets in the Consolidated Balance Sheets.

Impairment of Long-Lived Assets

     The Company assesses the impairment of long-lived assets, including property and equipment, identifiable intangible assets and software developed for internal use, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If the Company determines that a long-lived asset or asset group is not recoverable, it records an impairment loss equal to the difference between the carrying amount of the asset or asset group and fair value of the asset or asset group. The Company generally measures fair value of an asset or asset group based on the projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model. In addition, at each reporting date, the Company compares the net realizable value of capitalized software development costs to the unamortized capitalized costs. To the extent the unamortized capitalized costs exceed the net realizable value, the excess amount is written off.

Purchased Research and Development

     Technology or business acquisitions may include the purchase of technology that had not yet been determined to be technologically feasible and had no alternative future use at its then-current stage of development. The portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. In making the purchase price allocation, the Company considers present value calculations of projected income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology is determined by estimating the costs to develop the acquired technology into commercially viable projects, estimating the resulting cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introduction by competitors and the Company as of the acquisition date. The resulting net cash flows from such projects are based on estimates of cost of sales and operating expenses from such projects.

Other Non-Current Assets

     Other non-current assets include deferred financing fees, net of accumulated amortization, of $2.9 million as of February 29, 2004 and $5.4 million as of February 28, 2003 that are being amortized over the life of the related long-term debt.

Other Current Liabilities

     Other current liabilities consist primarily of accrued interest, accrued royalty fees, deferred rent, accrued professional fees and income taxes payable. No individual amounts exceed five percent of total current liabilities.

Accounting for and Disclosure of Guarantees

     The Company accounts for guarantees in accordance with Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Interpretation 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in the Company’s software license agreements.

Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, marketable securities, long-term investments, accounts receivable and accounts payable approximate fair value due to the short maturities of such instruments. The fair value of convertible debt was $174.4 million on February 29, 2004 and $131.6 million on February 28, 2003 based on market quotes.

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

     The Company generates revenue from sales outside the United States which are denominated in foreign currencies, typically the local currency of the international subsidiary. There are certain economic, political, technological and regulatory risks associated with operating in foreign countries. Foreign sales and operations may be adversely affected by the imposition of governmental controls, foreign currency exchange rate fluctuations and economic and political instability.

Revenue Recognition and Deferred Revenue

     Revenue consists of software license revenue, services revenue, support revenue and reimbursed expenses. Software license revenue is recognized in accordance with the AICPA SOP 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9"),” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins 101 and 104 (“SAB 101”, “SAB 104”), “Revenue Recognition.” Software license revenue, services revenue and support revenue are generally recognized when the four basic criteria of SOP 97-2, SAB 101 and SAB 104 are met as follows:

•	Persuasive evidence of an arrangement exists: The Company considers a non-cancelable agreement signed by the Company and the customer to be evidence of an arrangement.

•	Delivery has occurred or services have been rendered: Delivery occurs when media containing the licensed program is provided to a common carrier FOB shipping point or, in the case of electronic delivery, the customer is given access to the licensed programs.

•	Fixed or determinable fee: The Company considers the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within twelve months of the agreement date. If the arrangement fee is not fixed or determinable, the Company recognizes the revenue as amounts become due and payable. The Company considers services fees to be fixed or determinable if the services fee or rates for time and material contracts are not subject to refund or adjustment.

•	Collection is probable: The Company performs a credit review for all significant transactions at the time the arrangement is executed to determine the credit-worthiness of the customer. Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as they become due. If the Company determines that collection is not probable, revenue recognition is deferred until collection.

     If a software license contains customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Fees are allocated to the various elements of software license agreements using the residual method, based on vendor specific objective evidence (“VSOE”) of fair value of any undelivered elements of the arrangement. VSOE of fair value for support services is provided by the renewal rate. VSOE of fair value for implementation services is based upon separate sales of services at stated hourly rates by level of consultant. Under the residual method, the Company defers revenue for the fair value of its undelivered elements based on VSOE of fair value, and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 and SAB 101 and 104 have been met.

     Typically, payments for software licenses are due within twelve months of the agreement date. When software license agreements call for payment terms of twelve months or more from the agreement date, software revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. When the Company provides services deemed to be essential to the functionality of the software products licensed or the licensed software requires significant production, modification or customization, the Company recognizes revenue on a percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” In these cases, software revenue is deferred and recognized based on labor hours incurred to date compared to total estimated labor hours for the contract.

     Implementation services are separately priced and sold, are generally available from a number of suppliers and typically are not essential to the functionality of the Company’s software products. Implementation services, which include project management, systems planning, design and implementation, customer configurations and training are billed on an hourly basis (time and materials) or under fixed price contracts. Implementation services are recognized as the work is performed. On fixed price contracts, services revenue is recognized using the percentage-of-completion method of accounting by relating labor hours incurred to date to total estimated labor hours. In the event services are billed in advance of work being performed, the billed amount is initially recorded as deferred services revenue and recognized as services revenue when the work is performed.

     Support revenue includes post-contract customer support and the rights to unspecified software upgrades and enhancements. Customer support is generally billed annually, initially recorded as deferred revenue and recognized as support revenue ratably over the support period.

     Payments received or billed in advance of recognizing revenue are classified as deferred revenue in the Consolidated Balance Sheets and consist of deferred support, service and software revenue.

Advertising

     Advertising and promotional costs are expensed as incurred. Advertising and promotional expense are included in sales and marketing expense and amounted to $6.4 million, $10.7 million and $13.2 million in fiscal 2004, 2003 and 2002, respectively.

Provision for (Benefit from) Income Taxes

     The provision for (benefit from) income taxes is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company assesses the likelihood that its deferred tax assets will be recovered from its future taxable income, and to the extent the Company believes that recovery is not likely, it establishes a valuation allowance. The Company considers historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based on various factors, including the Company’s cumulative losses for fiscal 2002, 2003 and 2004 when adjusted for non-recurring items, operating performance in fiscal 2004 and estimates of future profitability, management concluded that future taxable income will, more likely than not, be insufficient to recover its net deferred tax assets as of February 29, 2004. Based on similar analysis in fiscal 2003, the Company recorded a valuation allowance for the full amount of net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the fiscal year ended February 28, 2003. Management will continue to monitor its estimates of future profitability and realizability of its net deferred tax assets based on evolving business conditions.

Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options, restricted stock and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company’s convertible subordinated debt. The dilutive effect of options, restricted stock and warrants of 1.1 million, 1.9 million and 5.6 million shares has not been considered in the computation of diluted loss per share in fiscal 2004, 2003 and 2002, respectively, because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for fiscal 2004, 2003 and 2002 since it was anti-dilutive.

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

		February 28 or 29,
	2004	2003	2002
Net loss, as reported	$(103,800)	$(212,239)	$(115,158)
Add: Stock-based compensation expense (benefit) included in reported net loss, net of tax	1,799	3,426	(3,111)
Less: Stock-based compensation, net of tax	(2,611)	(26,564)	(63,948)

Pro forma net loss	(104,612)	(235,377)	$(182,217)
Basic and diluted loss per share, as reported	$(1.43)	$(3.04)	$(1.69)
Basic and diluted loss per share, pro forma	$(1.44)	$(3.37)	$(2.68)

     The Company adopted FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) effective July 1, 2000. In accordance with FIN 44, repriced stock options are accounted for as compensatory options using variable accounting treatment (see Note 9). In addition, deferred compensation is recorded for the intrinsic value of unvested stock options exchanged in a purchase business combination (see Note 9 and Note 13) and amortized over the vesting period.

New Accounting Pronouncements

     In January 2003, the FASB issued Statement No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) that addresses the consolidation of variable interest entities. FIN 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure that functions to support the activities of the primary beneficiary. The interpretation is effective after January 31, 2003 for newly created variable interest entities. For variable interest entities created before February 1, 2003, the interpretation is effective as of the beginning of the first interim or annual reporting period beginning after December 15, 2003. The Company believes the effect of adopting this statement will not have a material impact on its operating performance and financial position.

     On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The effect of adopting this statement did not have a material impact on the Company’s operating performance and financial position.

2.	CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND LONG TERM INVESTMENTS

The following is a summary of cash, cash equivalents and marketable securities as of February 28 or 29, 2004 and 2003 (in thousands):

		Unrealized
February 29, 2004	Cost	Gain	Loss	Market
Cash and cash equivalents:
Cash	$53,185	$—	$—	$53,185
Money market funds	41,375	—	—	41,375
Auction rate securities:
Corporate notes	4,600	—	—	4,600
US treasury and agency	39,824	—	—	39,824

Total auction rate securities	44,424	—	—	44,424

Total cash and cash equivalents	138,984	—	—	138,984

Marketable securities	7,307	9	—	7,316

Total cash, cash equivalents and marketable securities	$146,291	$9	$—	$146,300

		Unrealized
February 28, 2003	Cost	Gain	Loss	Market
Cash and cash equivalents:
Cash	$42,931	$—	$—	$42,931
Money market funds	72,358	—	—	72,358
Auction rate securities:
Corporate notes	4,500			4,500
US treasury and agency	15,000	—	—	15,000

Total auction rate securities	19,500	—	—	19,500
Total cash and cash equivalents	134,789	—	—	134,789

Marketable securities	2,946	—	—	2,946

Total cash, cash equivalents and marketable securities	$137,735	$—	$—	$137,735

     Long-term investments are comprised of corporate debt securities and US agency debt securities with original maturities in excess of one year. The following is a summary of long-term investments as of February 29, 2004 (in thousands):

		Unrealized
February 29, 2004	Cost	Gain	Loss	Market
Long-term debt securities:
Corporate notes	$6,967	$20	$—	$6,987
US treasury and agency	2,006	6	—	2,012

Total long-term debt securities	$8,973	$26	—	$8,999

3.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the allowance for doubtful accounts for the fiscal years ended February 28 or 29, 2004, 2003 and 2002 was as follows (in thousands):

		February 28 or 29,
	2004	2003	2002
Beginning Balance	$7,007	$8,308	$5,604
Write offs and other adjustments	(2,868)	(6,433)	(5,365)
Increase in allowance – acquisitions	—	60	973
Provision for doubtful accounts charged to costs and expenses	256	5,072	7,096

Ending Balance	$4,395	$7,007	$8,308

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	February 28 or 29,
	2004	2003
Information technology equipment and purchased software	$25,890	$26,207
Office furniture and equipment	14,884	16,644
Leasehold improvements	10,395	14,467

Total	51,169	57,318
Less: accumulated depreciation	(29,537)	(26,088)

Total property and equipment, net	$21,632	$31,230

     Depreciation expense for fiscal 2004, 2003 and 2002 was approximately $6.5 million, $8.2 million and $9.8 million, respectively.

5.	CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND SOFTWARE DEVELOPED FOR INTERNAL USE

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes costs incurred in the development of its software products for commercial availability. Software development costs include certain internal development costs. Costs incurred prior to establishing technological feasibility are charged to product development expense as incurred. Software development costs are amortized at the greater of the amount computed using either:

(a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release; or

(b) the ratio that current gross revenue bears to the total current and anticipated future gross revenue.

     Generally, an economic life of two years is assigned to capitalized software development costs.

     The Company capitalized software development costs of $9.9 million, $10.5 million and $10.5 million and recorded related amortization expense of $9.0 million, $11.6 million and $11.4 million for fiscal 2004, 2003 and 2002, respectively, in accordance with SFAS 86.

     The total amortization expense for the Company’s capitalized software development costs for fiscal 2004, 2003 and 2002 include write-offs totaling approximately $0.2 million, $1.2 million and $1.5 million, respectively, of previously capitalized software development costs. These capitalized costs were deemed to exceed their future net realizable value as a result of new technologies developed by the Company and acquired in connection with acquisitions.

     SOFTWARE DEVELOPED FOR INTERNAL USE

     The Company capitalized internally developed software costs (excluding amounts acquired) of $1.6 million, $0.5 million and $3.1 million and recorded related amortization expense of $1.1 million, $1.6 million and $1.0 million for fiscal 2004, 2003 and 2002, respectively, in accordance with SOP 98-1.

     During fiscal 2003, the Company wrote-off approximately $1.4 million of previously capitalized software developed for internal use (see Note 15).

6.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets subject to amortization as of February 29, 2004 and February 28, 2003 are as follows (in thousands):

	February 28 or 29,
	2004	2003
Acquired technology	$64,739	$65,454
Less: accumulated amortization	(37,716)	(24,222)

Acquired technology, net	$27,023	$41,232

Customer relationships	28,109	29,012
Less: accumulated amortization	(12,125)	(8,355)

Customer relationships, net	$15,984	$20,657

     The changes in the carrying amount of goodwill for fiscal 2004 and 2003 are as follows (amounts in thousands):

	February 28 or 29,
	2004	2003
Beginning balance	$187,438	$269,998
Proceeds from settlement of acquisition escrow	(2,170)	—
Goodwill impairment charge	—	(96,349)
Reclassification of assembled workforce as required by SFAS 142	—	7,101
WDS and DFE acquisitions (see Note 13)	—	5,747
Other	233	941

Ending Balance	$185,501	$187,438

     Amortization expense related to goodwill and other intangible assets was $18.9 million, $17.5 million and $95.4 million during fiscal 2004, 2003 and 2002, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets in future fiscal years are as follows (amounts in thousands):

		Fiscal Year Ending February 28 or 29,
	2005	2006	2007	2008	2009	Thereafter	Total
Amortization expense	$19,856	$12,497	$7,146	$2,517	$914	$77	$43,007

     In accordance with SFAS 142, the assembled workforce intangible asset was reclassified to goodwill and the Company no longer amortizes goodwill effective March 1, 2002.

     Summarized below are the effects on net loss and net loss per share data, if the Company had followed the amortization provisions of SFAS 142 for all periods presented (amounts in thousands, except per share data):

	For the fiscal year ended February 28 or 29,
	2004	2003	2002
Net loss:
As reported	$(103,800)	$(212,239)	$(115,158)
Add: goodwill and assembled workforce amortization, net of taxes	—	—	77,394

Net loss, pro forma	$(103,800)	$(212,239)	$(37,764)

Basic and diluted loss per share:
As reported	$(1.43)	$(3.04)	$(1.69)
Add: goodwill and assembled workforce amortization, net of taxes	—	$—	$1.14

Basic and diluted loss per share, pro forma	$(1.43)	$(3.04)	$(0.55)

Shares used in basic and diluted loss per share calculation	72,715	69,768	67,986

     GOODWILL IMPAIRMENT

     On March 1, 2002, the Company adopted the provisions of SFAS 142, which required assembled workforce and certain other identifiable intangible assets to be reclassified as goodwill. On an annual basis, and when there is reason to suspect that values may have been impaired, goodwill must be tested for impairment and write-downs may be necessary. During the quarters ended August 31, 2002 and November 30, 2002, the Company experienced adverse changes in its stock price resulting from a decline in its financial performance and adverse business conditions that affected the technology industry, especially application software companies. Based on these factors, the Company performed a test for goodwill impairment at August 31, 2002 and November 30, 2002 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill.

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

     The Company performed a test for goodwill impairment at February 29, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of February 29, 2004, there was no impairment of goodwill.

     The Company will continue to test for impairment on an annual basis, coinciding with its fiscal year end, or on an interim basis, if circumstances change that would more likely than not reduce the implied fair value of the Company below its carrying value.

7.	LONG-TERM DEBT AND DEBT CONVERSION EXPENSE

     5% Convertible Subordinated Notes. The Company completed a private placement of $250.0 million of Notes in October and November 2000. The Notes bear interest at 5.0% per annum which is payable semi-annually. The Company had $175.5 million and $250.0 million in Notes outstanding as of February 29, 2004 and February 28, 2003, respectively. The fair market value of the Notes was $174.4 million and $131.6 million on February 29, 2004 and February 28, 2003, respectively, based on market quotes. The Notes mature in November 2007 and are convertible into approximately 4.0 million shares of the Company’s common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that the Company issues common stock as a dividend or distribution with respect to its common stock, subdivides, combines or reclassifies its common stock, issues rights to its common stockholders to purchase common stock at less than market price, makes certain distributions of securities, cash or other property to its common stockholders (other than ordinary cash dividends), or makes certain repurchases of common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require the Company or its successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants.

     At any time on or after November 7, 2003, the Company may redeem, from time to time, the Notes in whole, or in part, at the Company’s option. Redemption can be made on at least 30 days’ notice if the trading price of the Company’s common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price
November 7, 2003 through October 31, 2004	103%
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

     Debt Conversion Expense. During fiscal 2004, the Company exchanged $74.5 million of the Notes for 9,725,750 shares of its common stock in privately negotiated transactions with note holders. The offer and issuance of the common stock underlying these transactions are exempt from registration under Section 3(a)(9) of the Securities Act of 1933 and may be freely traded upon issuance.

     At the conversion price of $44.06 per share, the $74.5 million of Notes exchanged would have been convertible into 1,690,780 shares of common stock. For accounting purposes, the additional 8,034,970 shares of common stock that the Company issued in these transactions are considered an inducement for the holders to convert their Notes, which required the Company to record a non-operating expense equal to the fair value of the additional shares issued to the holders. Accordingly, the Company recorded a non-cash debt conversion expense of approximately $59.8 million during the twelve months ended February 29, 2004. These transactions resulted in a $74.5 million reduction of the Notes outstanding and increased stockholders’ equity by $74.5 million. The 9,725,750 shares of common stock issued in these transactions represent approximately 11.9% of the shares outstanding as of February 29, 2004.

     Line of Credit. The Company has a one year unsecured revolving credit facility with Silicon Valley Bank (“SVB”) for $15.0 million which will expire on March 30, 2005, unless renewed. Under the terms of this credit facility, the Company may request cash advances, letters of credit, or both. The credit facility requires the Company to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be greater than $120.0 million as February 29, 2004, $130.0 million as of May 31, 2004, $140.0 million as of August 31, 2004 and November 30, 2004 and $150.0 million as of February 28, 2005; and (ii) a ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus, long-term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 1.75 to 1.0.

     The SVB credit facility requires the Company to maintain $50.0 million in funds with SVB and its affiliates. The credit facility also restricts the amount of additional debt the Company can incur and restricts the amount of cash that the Company can use for acquisitions and for the repurchase of convertible debt. Under the terms of the SVB credit facility, the Company retains the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the credit facility, SVB has the right to obtain a lien on all of the Company’s assets, other than intellectual property, upon an occurrence of default, unless the Company terminates the facility as provided above. The credit facility also provides that, upon an event of default, the Company is prohibited from paying a cash dividend to its shareholders. As of February 29, 2004, the Company had $9.9 million in letters of credit outstanding under this line to secure its lease obligations for certain office space. The Company was in compliance with all financial covenants as of February 29, 2004.

     Prior to entering into the credit facility agreement with SVB, the Company had a credit facility agreement with Bank of America (“BOA”) that expired on February 26, 2003. As of February 28, 2003, the Company had $13.0 million in outstanding letters of credit with BOA which were fully collateralized. The cash collateral is presented as restricted cash in the consolidated balance sheet as of February 28, 2003. In March 2003, $9.3 million of outstanding letters of credit with BOA were transferred to SVB. The remaining $3.3 million in outstanding letters of credit was used to secure a lease obligation for certain international office space. During the year ended February 29, 2004, the Company was informed by BOA that BOA would not renew the letter of credit and the holder would not accept a replacement for the letter of credit from another bank on terms that were favorable to the Company. During the fiscal year, the holder requested a cash draw for the full amount of the letter of credit. Accordingly, $3.3 million was recorded as a deposit in non-current assets in the consolidated balance sheet as of February 29, 2004.

     The Company has an additional credit agreement with SVB, as amended, under which the Company was able to borrow up to $5.0 million for the purchase of equipment. Amounts may be borrowed under the facility through December 31, 2004 and accrue interest at a fixed rate equal to 7.75%. The first advance is repaid monthly over a 24 month period, each advance thereafter is repaid monthly over a 30 month period. Amounts borrowed under the facility in fiscal 2003 accrue interest at a rate of 8.25%, and are repaid monthly over a 36 month period. During fiscal 2003, the Company borrowed $2.9 million under this credit facility. The principal balance remaining as of February 29, 2004 was approximately $1.7 million. The Company was in compliance with all financial covenants as of February 29, 2004.

8.	COMMITMENTS AND CONTINGENCIES

     Commitments. The Company leases office space, office equipment and automobiles under operating leases and various computers and other equipment under capital leases. Aggregate property acquired through capital leases amounted to $6.2 million and $7.7 million at February 29, 2004 and February 28, 2003, respectively, and has been included in software and office furniture and equipment (see Note 4). Total accumulated amortization relating to these leases was $2.5 million and $1.5 million as of February 29, 2004 and February 28, 2003, respectively.

     Rent expense for fiscal 2004, 2003 and 2002, was approximately $19.7 million, $27.5 million and $23.6 million, respectively. The future minimum lease payments under these capital and operating leases for each of the succeeding fiscal years beginning March 1, 2004 are as follows (in thousands):

	Capital	Operating
Fiscal Year	Leases	Leases
2005	$1,364	$19,532
2006	1,316	17,574
2007	546	15,464
2008	—	13,817
2009	—	10,733
Thereafter	—	44,740

Total minimum lease payments	3,226	121,860
Less amounts representing interest	(208)	—
Less sublease income	—	(14,436)

Net minimum lease payments	$3,018 (1)	$107,424

(1)	Approximately $1.2 million and $1.8 million is included in other current liabilities and long-term debt and capital leases, respectively, in the consolidated balance sheet as of February 29, 2004.

     Contingencies. The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of any of these disputes or litigation will have a material affect on the Company’s operating performance and financial condition or results of operations. The Company has established accruals related to such matters that are probable and reasonably estimable. However, an unfavorable outcome of some or all of these matters could have a material affect on the Company’s operating performance, financial condition and cash flows (see Note 20).

     Indemnification. The Company licenses software to its customers under contracts which the Company refers to as Software License Agreements (“SLA”). Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark or other proprietary right of a third party. The SLA generally limits the scope and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and geography-based scope limitations and a right to replace an infringing product or modify the product so that it is no longer infringing. If the Company cannot address the infringement by replacing the products or services, or modifying the products or services, the Company is allowed to cancel the software license and return the fees paid by customer. The Company requires its employees to sign a proprietary information and inventions assignment agreement, which assigns the rights in its employees’ development work to the Company.

     To date, the Company has not had to reimburse any of its customers for any losses related to these indemnifications provisions and no material claims are outstanding as of February 29, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payment will not have a material adverse effect on the Company’s operating performance or financial condition.

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

     The Company had recorded a liability of approximately $5.5 million in prior years related to this matter. The $3.1 million difference between the $5.5 million previously accrued and the total settlement of $8.6 million was expensed in fiscal 2002.

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

     The Company has authorized 4,620,253 shares of $.01 par value preferred stock. As of February 29, 2004, no preferred shares were outstanding.

Common Stock

     The Company has authorized 300,000,000 shares of $.002 par value common stock. No cash dividends on common stock have been declared or paid in any of the fiscal years presented.

Warrants and Customer Stock Issuances

     In connection with the acquisition of Talus Solutions, Inc. (“Talus”) in fiscal 2001, the Company assumed warrants issued to purchase up to 65,000 shares of the Company’s common stock for certain past services rendered by outside consultants and the issuance of certain notes payable. On February 28, 2001, warrants to purchase 49,096 shares were exercised. As of February 29, 2004, warrants to purchase up to 15,904 shares were exercisable and have exercise prices ranging from $6.83 to $16.90 and expire between July 2004 and June 2005.

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

Employee Stock Purchase Plan

     In October 1994, the Company adopted an employee stock purchase plan (“ESPP”) that authorizes the Company to sell up to 2,000,000 shares of common stock to employees through voluntary payroll withholdings. The stock price to be paid by employees is equal to 85% or 95% of the lower of the average market price as reported on the National Association of Securities Dealers Automated Quotation System for either the first or last day of each six-month withholding period. Payroll deductions may not exceed the lesser of 10% of a participant’s compensation or $25,000 per year. The number of shares purchased under this plan by employees totaled 211,589 shares, 428,972 shares and 113,137 shares in fiscal 2004, 2003 and 2002, respectively. The weighted average fair value of shares purchased in fiscal 2004, 2003 and 2002 was $2.23, $3.96 and $23.84, respectively. As of February 29, 2004, there are no shares available for issuance under the ESPP.

Stock Options

     Effective September 13, 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan (“2000 Plan”) under which non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to 8.0 million new shares of common stock at prices not less than fair market value at the time of grant. Effective July 24, 1998, the Company adopted the 1998 Plan under which incentive and non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to 10.5 million new shares of common stock at prices not less than the fair market value at the time of grant. In April 2001, the Board of Directors of the Company adopted a proposed amendment to the 1998 Stock Option Plan (“1998 Plan”) to increase the number of shares of Common Stock reserved for issuance to 20,475,800. In addition, the Board of Directors approved the termination of the 2000 Plan. The terms of the 2000 Plan remain in effect for options outstanding at the termination date. Prior to the adoption of the 1998 Plan, the Company had additional plans under which it granted stock options including the 1994 Employee Stock Option Plan (“1994 Plan”), the 1994 Outside Directors Non-qualified Stock Option Plan (“1994 Director Plan”) and the 1994 Executive Incentive Stock Option Plan (“1994 Executive Plan”). No new options will be granted under these additional stock option plans, which will remain in effect with respect to options outstanding under such plans until such options are exercised, terminated or expire. Options under the employee option exchange program (see below) were granted under the 1998 Plan and the 2000 Plan. As of February 29, 2004, the Company has cumulatively granted options of 4.4 million shares under the 2000 Plan, 14.1 million shares under the 1998 Plan, 12.3 million shares under the 1994 Plan and 763,000 shares under the 1994 Director Plan and 369,332 shares under the 1994 Executive Plan.

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

     During fiscal 2004, 2001 and 2000, the Company granted non-qualified stock options in the amount of 400,000, 770,000 and 7.3 million shares, respectively, to several of the Company’s executive officers and employees. These stock option grants were approved by the Company’s Board of Directors and were not granted under any of the above-mentioned stock option plans. These shares vest and become exercisable over periods ranging from immediate vesting to one hundred percent vesting upon the earlier of achievement of certain pre-defined performance targets or seven years from the date of grant. As of February 29, 2004, 5.3 million of these options were outstanding. No options of this nature were granted in fiscal 2003 and fiscal 2002.

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

     Under FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” (“FIN 44”), which is retroactive to option repricings effected after December 15, 1998, companies are required to treat repriced options as compensatory options accounted for using variable accounting treatment. As a result, the Company will record non-cash stock compensation (benefit) expense, over the term of the option, based upon changes in the market price of its common stock over the market price at July 1, 2000 ($22.19 per share). As of February 29, 2004, the Company had approximately 0.5 million repriced options outstanding. The Company recorded a benefit of $(8.0) million during fiscal 2002 and a charge of $11.1 million in fiscal 2001 related to repriced stock options. Since the stock price at the beginning and end of each of the fiscal 2004 quarters was below $22.19, no charge or benefit was recorded during fiscal 2004.

     As part of the Talus acquisition, the Company assumed all outstanding stock options, which were converted into Manugistics’ stock options. Options to purchase approximately 631,000 shares of Manugistics’ common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $1.8 million, $3.4 million and $4.8 million in fiscal 2004, 2003 and 2002, respectively.

     A summary of the status of the Company’s stock option plans and changes during the fiscal years is presented below with share amounts in thousands:

			February 28 or 29,
	2004		2003		2002
	Options to		Options to		Options to
	Purchase	Wtd. Avg.	Purchase	Wtd. Avg.	Purchase	Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding at beginning of year	20,655	$13.38	22,360	$16.16	20,948	$17.49
Options granted at market value	5,473	5.87	3,153	5.11	5,407	10.91
Exercised	(1,726)	4.68	(566)	6.36	(1,683)	6.27
Cancelled	(7,432)	24.74	(4,292)	22.68	(2,312)	28.15

Outstanding at end of year	16,970	$6.87	20,655	$13.38	22,360	$16.16

Exercisable at end of year	10,220	$7.49	11,482	$13.19	7,665	$13.76

Restricted Stock Program

     In June 2003, the Company’s Board of Directors approved an amendment to its 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by stockholders at the Company’s Annual Meeting on July 29, 2003. On October 17, 2003, the Company issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in four equal increments over four years from the date of grant, with the first increment vesting on April 17, 2005. The quoted market price of the restricted stock awards granted of approximately $1.3 million was recorded as a component of deferred compensation and is amortized over the vesting period. The Company recorded deferred compensation expense of $0.3 million in fiscal 2004, related to amortization of restricted stock.

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

     Had compensation cost for these plans been recorded, the Company’s net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

		February 28 or 29,
	2004	2003	2002
Net loss, as reported	$(103,800)	$(212,239)	$(115,158)
Add: Stock-based compensation expense included in reported net loss, net of tax	1,799	3,426	(3,111)
Less: Stock-based compensation, net of tax	(2,611)	(26,564)	(63,948)

Pro forma net loss	$(104,612)	$(235,377)	$(182,217)
Basic and diluted loss per share, as reported	$(1.43)	$(3.04)	$(1.69)
Basic and diluted loss per share, pro forma	$(1.44)	$(3.37)	$(2.68)

     Fiscal 2004, 2003 and 2002 pro forma amounts include $170 thousand, $557 thousand and $945 thousand, respectively, related to the purchases under the employee stock purchase plan.

     The weighted average fair value of options granted in fiscal 2004, 2003 and 2002 was $3.28, $3.48 and $5.97 per share, respectively. The fair value of options granted was estimated assuming no dividends and using the following weighted-average assumptions for each of the fiscal years presented:

		OPTIONS			ESPP
	2004	2003	2002	2004	2003	2002
Risk-free interest rates	2.51%	2.53%	3.63%	1.357%	1.75%	3.35%
Expected term	4.53 years	3.95 years	3.11 years	6 months	6 months	6 months
Volatility	.9423	1.01	.8282	.8492	.8705	.8268

     A summary of the weighted average remaining contractual life and the weighted average exercise price of options outstanding as of February 29, 2004 is presented below with share amounts in thousands:

		Weighted Avg.
	Number	Remaining	Weighted Avg.	Number	Weighted Avg.
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 2/29/04	Life	Price	at 2/29/04	Price
$0.00-$3.98	4,744	6.2	$3.87	3,320	$3.86
3.98 – 5.54	3,984	7.4	5.15	1,872	4.92
5.55 – 6.55	4,836	8.4	6.20	1,939	5.96
6.55 – 46.78	3,395	6.0	13.91	3,121	13.72
47.38 – 60.81	11	6.9	49.01	8	48.92

$0.00-$60.81	16,970	7.1	$6.87	10,260	$7.49

Employee Stock Option Exchange Program

     On February 10, 2003, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company offered to exchange options to purchase approximately an aggregate of 6.1 million shares of Manugistics common stock held by eligible employees, vested or unvested, that had exercise prices equal to or greater than $7.0001 per share. All employees had the opportunity to exchange existing eligible options for a promise to grant new options at exchange ratios dependent on the exercise price of the exchanged options. Members of our Board of Directors, including the Company’s Chairman and CEO, did not participate in this program.

     On March 10, 2003, the Company announced that it had accepted for cancellation and exchange options to purchase approximately 4.8 million shares of its common stock in exchange for approximately 1.5 million new options of its common stock, to be granted on September 16, 2003. The Company granted approximately 1.2 million new options on September 16, 2003 as a result of the option exchange program. The number of new options granted to employees declined from the original expected amount as a result of voluntary and involuntary terminations. The replacement options have terms and conditions that are substantially the same as those of the cancelled options. The exercise price of the replacement options is $5.55 per share, which was the market value of a share of the Company’s common stock on the date of grant as determined under the Company’s option plans.

     Options cancelled in the exchange program and the new options have been treated as fixed option awards for accounting purposes as the new options were granted six months and five days after the cancellation date and any options granted after August 9, 2002 (the “look back period”) were required to be exchanged in order to participate in the program. Therefore, no compensation expense will be recorded as a result of the program.

10.	RETIREMENT PLANS

     The Company has two defined contribution retirement savings plans (one in the U.S. and another in the U.K.) under the terms of which the Company matches a percentage of the employees’ qualified contributions. New employees are eligible to participate in the plans upon completing one month of service. The Company’s contribution to the plans totaled $1.8 million, $2.1 million and $2.2 million for fiscal 2004, 2003 and 2002, respectively.

11.	INCOME TAXES

     Income Tax Provision. The components of the income tax provision (benefit) are as follows (in thousands):

	February 28 or 29
	2004	2003	2002
Current:
Federal	$147	$(799)	$—
State	150	150	100
Foreign	1,017	1,717	1,332

Total current	$1,314	$1,068	$1,432

	February 28 or 29
	2004	2003	2002
Deferred:
Federal	$—	$15,558	$(21,973)
State	—	2,082	(2,938)
Foreign	—	2,710	(581)

Total deferred	$—	$20,350	$(25,492)

Total provision for (benefit from) income taxes	$1,314	$21,418	$(24,060)

     Loss before income taxes includes losses from foreign operations of approximately $0.5 million, $20.0 million and $15.6 million in fiscal 2004, 2003 and 2002, respectively.

     Deferred Income Taxes. The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 28 or 29,
	2004	2003
Deferred Tax Assets:
Accrued expenses	5,872	3,002
Operating loss carryforwards:
Domestic	132,974	97,756
Foreign	29,890	31,120
Restructuring charges	9,681	8,387
Tax credit carryforwards	5,787	5,787
Stock-based transactions	4,767	4,426
Investment losses	4,186	4,186
Depreciation and amortization	24,620	21,642
Software development costs	3,052	—
Other temporary differences	2,601	4,833

Deferred tax assets	223,430	181,139
Less: valuation allowance	(208,389)	(166,731)

Total deferred tax assets	15,041	14,408
Deferred tax liabilities:
Acquired intangibles	(12,381)	(12,380)
Other	(2,660)	(2,028)

Total deferred tax liabilities	(15,041)	(14,408)

Net deferred tax assets	$—	$—

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance is established. The Company considers historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if it is determined that the amount to be realized is greater or less than the valuation allowance recorded. Based on various factors, including the cumulative losses for fiscal 2002, 2003 and 2004 when adjusted for non-recurring items, operating performance in fiscal 2004 and estimates of future profitability, management has concluded that future taxable income will, more likely than not, be insufficient to recover its net deferred tax assets as of February 29, 2004. Based on similar analysis in fiscal 2003, a valuation allowance for the full amount of the net deferred tax assets was recorded, which resulted in a $20.4 million charge to income tax expense in the fiscal year ended February 28, 2003. Management will continue to monitor its estimates of future profitability and realizability of the net deferred tax assets based on evolving business conditions.

     Deferred tax assets of approximately $47.5 million pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income tax payable stemming from the utilization of these losses. When realized, the tax benefits of these credits and losses will be accounted for as a credit to stockholders equity rather than as a reduction of the income tax provision.

     Changes in the valuation allowance during fiscal 2004 are as follows (in thousands):

Balance, February 28, 2003	$166,731
Current year operations	35,987
Stock option exercises	2,506
Other	3,165

Balance, February 29, 2004	$208,389

     At February 29, 2004, the Company had a total of approximately $335.1 million of U.S. federal and $94.7 million of foreign net operating losses available to offset future taxable income in those respective taxing jurisdictions. The federal net operating losses expire during the fiscal years 2012 to 2024. Approximately $10.7 million of the foreign net operating losses expire during the calendar years 2005 to 2014, while the remaining foreign net operating losses are available in perpetuity. The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside of the United States. Accordingly, no United States income tax on these earnings has been provided.

     The Company also has $4.5 million of research and development tax credit carryforwards, which expire between 2011 and 2022, and $1.3 million of foreign tax credit carryforwards that expire in 2005.

     Statutory Rate Reconciliation. The difference between the reported amount of income tax (benefit) expense and the amount of income tax expense that would result from applying statutory U.S. federal tax rate of 35% is summarized as follows (in thousands):

	February 28 or 29,
	2004	2003	2002
Benefit for income taxes computed at statutory rate	$(35,870)	$(66,787)	$(48,726)
Increase (reduction) in taxes resulting from:
State and foreign taxes, net of federal provision (benefit)	1,321	(293)	(562)
Net change in valuation allowance	35,987	54,262	(1,894)
Goodwill amortization and impairment	—	33,722	24,020
Other	(124)	514	3,102

Provision for (benefit from) income taxes	$1,314	$21,418	$(24,060)

12. OTHER EXPENSE

Other expense consists of the following (in thousands):

	February 28 or 29,
	2004	2003	2002
Interest income	$1,673	$3,635	$9,345
Interest expense	(13,839)	(14,127)	(13,757)
Converge, Inc. investment loss	—	—	(10,150)
Exchange (loss) gain	(1,609)	2,309	816
Other	320	241	(892)

Total other expense	$(13,455)	$(7,942)	$(14,638)

13. ACQUISITIONS

     During the three years ended February 29, 2004, the Company completed the following transactions:

Digital Freight Exchange, Inc.

     On May 23, 2002, the Company acquired substantially all of the assets of DFE for $4.5 million in cash. DFE was a provider of collaborative transportation logistics services that facilitate online, real-time bids for global transportation contracts. Approximately $0.3 million of the purchase price was paid in cash at closing. The remaining purchase price of $4.2 million was paid in cash in September 2002.

Western Data Systems of Nevada, Inc.

     On April 26, 2002, the Company acquired certain assets and assumed certain liabilities of Western Data Systems of Nevada, Inc. (“WDS”) for $26.2 million in cash. At the time of the acquisition, WDS was a leading provider of application software and services to 135 customers in commercial aerospace, defense and maritime industries and the military. The WDS acquisition added to the

Company’s offering of service & parts management solutions that address the complex business operations inherent to asset intensive industries. WDS software includes capabilities ranging from predictive system failure forecasting and parts optimization, to finite capacity and labor resource scheduling, to maintenance, repair and overhaul (“MRO”) shop planning and execution, and direct materials purchase management. During the year ended and as of January 31, 2002, WDS had revenue of approximately $28.0 million and had approximately 160 employees.

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

     The estimated revenue for the in-process projects were expected to commence in calendar 2002 and 2003 upon project completion and to decline over four years as new products and technologies enter the market. The discount rate utilized was higher than the Company’s weighted-average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of the technology and the uncertainty of technological advances that were unknown at the time of the acquisition. The original research and development projects have been completed.

SpaceWorks, Inc.

     On July 25, 2001, the Company acquired the intellectual property and certain other assets of SpaceWorks, Inc. (“the SpaceWorks Transaction”) for $8.3 million in cash. SpaceWorks, Inc. was a developer of software solutions that helped enable companies to automate complex order-management related activities. These solutions expanded the Company’s supply chain execution capabilities. The SpaceWorks Transaction was accounted for as a purchase of developed technology.

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

One Release, LLC.

     On May 17, 2001, the Company acquired certain assets of One Release, LLC and its affiliates (the “One Release Acquisition”), a software engineering services and systems business, for $4.3 million of common stock (135,793 shares). The Company also paid an additional $1.0 million in shares of the Company’s common stock in May 2002 as contingent consideration for certain performance criteria attained during the first year after the acquisition date. The additional consideration was recorded as goodwill. The One Release Acquisition added approximately 25 software developers to help enhance the Company’s pricing optimization products. The One Release Acquisition was accounted for using the purchase method of accounting. The results of operations for One Release have been included in the Company’s operations since the acquisition date. The Company allocated approximately $7.4 million to assembled workforce. This balance was reclassified to goodwill effective March 1, 2002 (see Note 6).

14. INVESTMENTS IN BUSINESS

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

     During the third quarter of fiscal 2002, the Company recorded an impairment loss of approximately $10.2 million relating to an other-than-temporary decline in the fair value of its equity investment in Converge, Inc. The impairment was recorded to reflect the investment at fair value. As of February 28, 2002, the Company’s recorded basis in the Converge Investment was reduced to $0 due to concerns about the ability of Converge to continue funding its operations in light of current market conditions in the high technology sector. The impairment loss is included in other expense in the consolidated statements of operations and comprehensive loss for the fiscal year ended February 28, 2002 (see Note 12).

15. RESTRUCTURING AND LEASE ABANDONMENT CHARGES

     The following table sets forth a summary of total restructuring and lease abandonment charges, payments made against those charges and the remaining liabilities as of February 29, 2004 (amounts in thousands):

				Non-cash
		Charges and		activity
		adjustments to	Utilization of	disposal
		charges in twelve	cash in twelve	losses in twelve
	Balance as of	months ended	months ended	months ended	Balance as of
All Plans	Feb. 28, 2003	Feb. 29, 2004	Feb. 29, 2004	Feb. 29, 2004	Feb. 29, 2004
Lease obligations and terminations (1)	$11,637	$12,917	$(5,918)	$—	$18,636
Severance and related benefits	2,296	855	(3,069)	—	82
Impairment charges and write-downs	—	4,241	—	(4,241)	—
Other	287	614	(843)	—	58

Subtotal	$14,220	$18,627	$(9,830)	$(4,241)	18,776

Reclassification of deferred rent					729

Total					$19,505

(1)	Certain accrued lease obligations extend through fiscal year 2019.

     Fiscal 2004 Restructuring and Lease Abandonment Charges.

     Plan FY04 Q4 Restructuring and Lease Abandonment Charges (“Plan FY04 Q4”). During the three months ended February 29, 2004, the Company announced and implemented a restructuring plan designed to further adjust its cost structure and resource allocation to increase efficiencies and reduce excess office space. Actions taken included further consolidation of the Company’s U.S. product development functions to the corporate headquarters in Rockville, Maryland by closing the product development facility at Wayne, Pennsylvania and relocating employees to headquarters in Rockville, Maryland, involuntary termination for the remaining employees at the Wayne, Pennsylvania product development facility and lease abandonments. The Company recorded a facility charge of approximately $5.6 million during the three months ended February 29, 2004 related to the Company vacating Wayne,

Pennsylvania, remaining office space in Irving, Texas and Detroit, Michigan, as well as further reductions of office space in Atlanta, Georgia, Itasca, Illinois, Calabasas, California and Bracknell, United Kingdom. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. The Company also recorded other charges of approximately $0.1 million related to relocation costs during the three months ended February 29, 2004 to relocate certain employees under the consolidation of its U.S. product development function from Wayne, Pennsylvania. The involuntary terminations related to the closing of the Wayne, Pennsylvania product development facility totaled 7 employees. All terminated employees were notified by February 29, 2004 and were not required to render service to the Company beyond the earlier of their termination date or minimum retention period of 60 days (as defined by SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS 146”).

     In accordance with SFAS 144, the Company recorded a write-down relating to the restructuring of approximately $1.1 million during the three months ended February 29, 2004. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to permanently vacating office space in the previously mentioned facilities.

     The following table sets forth a summary of Plan FY04 Q4 restructuring and lease abandonment charges, payments made and the remaining liabilities as of February 29, 2004 (amounts in thousands):

				Non-cash
			Utilization of	activity disposal
		Charges in three	cash in twelve	losses in twelve
	Balance as of	months ended	months ended	months ended	Balance as of
Plan FY04 Q4	Feb. 28, 2003	Feb. 29, 2004	Feb. 29, 2004	Feb. 29, 2004	Feb. 29, 2004
Lease obligations and terminations (1)	$—	$5,622	$(284)	$—	$5,338
Severance and related benefits	—	82	(58)	—	24
Impairment charges and write-downs	—	1,051	—	(1,051)	—
Other	—	120	(62)	—	58

Subtotal	$—	$6,875	$(404)	$(1,051)	5,420

Reclassification of deferred rent					225

Total					$5,645

(1)	Includes $21 thousand of accretion expense charges in the twelve months ended February 29, 2004.

     In accordance with SFAS 146, in periods subsequent to the initial recording of the Plan FY04 Q4 and Plan FY04 Q1 facilities charge, the Company will recognize accretion expense due to the passage of time. Accretion expense will be recorded as an additional restructuring-related expense and increase to restructuring liabilities.

     Plan FY04 Q1 Restructuring and Lease Abandonment Charges (“Plan FY04 Q1”) During the three months ended May 31, 2003, the Company announced and implemented a restructuring plan designed to further align its cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 8%, further consolidation of the U.S. product development functions to the corporate headquarters in Rockville, Maryland and further reduced discretionary spending and lease terminations. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 94 employees, 72 of which were involuntary, across most business functions and geographic regions. Involuntary terminations by geographic region included 66 in the U.S., 3 in Mexico, 2 in Canada and 1 in Japan. All terminated employees were notified by May 31, 2003 and were not required to render service to the Company beyond the earlier of their termination date or minimum retention period of 60 days (as defined by “SFAS 146”). The Company recorded a facility charge of approximately $5.9 million during the three months ended May 31, 2003 related to the Company vacating and subleasing approximately 26% of its corporate headquarters building in Rockville, Maryland, as well as further reductions of office space in San Carlos, California; Atlanta, Georgia; Irving, Texas and Detroit, Michigan. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space.

     In accordance with SFAS 144, the Company recorded a write-down relating to the restructuring of approximately $3.2 million during the three months ended May 31, 2003. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to permanently vacating office space in the previously mentioned facilities.

     The following table sets forth a summary of Plan FY04 Q1 restructuring and lease abandonment charges, payments made and the remaining liabilities as of February 29, 2004 (amounts in thousands):

					Non-cash
			Adjustments to	Utilization of	activity disposal
		Charges in three	charges in twelve	cash in twelve	losses in twelve
	Balance as of	months ended	months ended	months ended	months ended	Balance as of
Plan FY04 Q1	Feb. 28, 2003	May 31, 2003	Feb. 29, 2004	Feb. 29, 2004	Feb. 29, 2004	Feb. 29, 2004
Lease obligations and terminations (1)	$—	$5,858	$233	$(2,459)	$—	$3,632
Severance and related benefits	—	1,348	(6)	(1,302)	—	40
Impairment charges and write-downs	—	3,190	—	—	(3,190)	—

Subtotal	$—	$10,396	$227	$(3,761)	$(3,190)	3,672

Reclassification of deferred rent						504

Total						$4,176

(1)	Includes $136 thousand of accretion expense in adjustments and charges in the twelve months ended February 29, 2004 respectively.

     Fiscal 2003 Restructuring and Lease Abandonment Charges.

     Plan FY03 Restructuring Charges (“Plan FY03”). During the twelve months ended February 28, 2003, the Company implemented three restructuring plans in order to further align its cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 26%, consolidation of most of the U.S. product development functions to the corporate headquarters in Rockville, Maryland, further reduced discretionary spending and lease termination costs. Implementation of these plans resulted in a charge for severance and related benefits of approximately $7.9 million related to 343 involuntary terminations across most business functions and geographic regions. In addition, the plans resulted in a facility charge of approximately $8.6 million related to the closure and abandonment of leased office space; closure of the Ratingen, Germany, Milan, Italy, and Denver, Colorado; reductions in office space in Bracknell, UK, San Carlos, California, and Atlanta, Georgia; and the expected loss of sublease rental income from a previously closed office in Bracknell, UK. The facility charge was offset by a credit of approximately $0.7 million related to the reduction of a previously recorded office space liability assumed as part of the Talus Solutions, Inc. (“Talus”) acquisition where the landlord subsequently agreed to reduce the remaining office space and lease obligation held by the Company. These costs include management’s best estimates of expected sublease income. The Company also recorded other charges of approximately $0.7 million related to contract termination costs during the twelve months ended February 28, 2003. The Company recorded other charges of approximately $0.2 million related to relocation costs of certain employees relocating to Rockville, Maryland as part of the consolidation of product development during the twelve months ended February 28, 2003.

     In accordance with SFAS 144, the Company recorded a write-down relating to the restructuring of approximately $1.3 million during the twelve months ended February 28, 2003. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the closure of certain facilities.

     In accordance with SFAS 144, the Company recorded an impairment charge of approximately $1.2 million during the twelve months ended February 28, 2003 related to the discontinued use of a portion of the Company’s sales force automation software, which is being replaced with another tool. The remaining net book value at August 31, 2002 of $0.7 million was fully amortized over its remaining useful life.

     In the fiscal 2004, the Company recorded adjustments to FY03 Plans facility charges of approximately $1.8 million related to changes in sublease assumptions in the Bracknell, United Kingdom , San Carlos, California and Atlanta, Georgia facility based on current commercial real-estate conditions, adjustments to severance charges of approximately ($0.5) million and an adjustment to other charges of approximately $0.5 million related to its initiative taken on in fiscal 2003 to relocate certain employees under the consolidation of the U.S. product development functions to Rockville, Maryland.

     The following table sets forth a summary of Plan FY03 restructuring and other impairment charges, payments made against those charges and the remaining liabilities as of February 29, 2004 (amounts in thousands):

		Adjustments to	Utilization of
		charges in twelve	cash in twelve
	Balance as of Feb.	months ended	months ended	Balance as of
Plan FY03	28, 2003	Feb. 29, 2004	Feb. 29, 2004	Feb. 29, 2004
Lease obligations and terminations	$7,445	$1,771	$(2,292)	$6,924
Severance and related benefits	2,237	(510)	(1,709)	18
Other	207	506	(713)	—

Total	$9,889	$1,767	$(4,714)	$6,942

				Non-cash
		Charges and	Utilization of cash	activity disposal
		adjustments in	in twelve months	losses in twelve
	Balance as of	twelve months ended	ended	months ended	Balance as of
Plan FY03	Feb. 28, 2002	Feb. 28, 2003	Feb. 28, 2003	Feb. 28, 2003	Feb. 28, 2003
Lease obligations and terminations	$—	$8,019	$(574)	$—	$7,445
Severance and related benefits	—	7,873	(5,636)	—	2,237
Impairment charges and write-downs	—	2,528	—	(2,528)	—
Other	—	741	(399)	(135)	207

Total	$—	$19,161	$(6,609)	$(2,663)	$9,889

     Fiscal 2002 Restructuring Charges.

     Plan FY02 Restructuring Charges (“Plan FY02”). During fiscal 2002, the Company adopted two restructuring plans in order to (i) centralize certain of its product development functions in Rockville, Maryland from other locations in North America; and (ii) reduce expenses as a result of expected reduction in revenue caused by client concerns about committing to large capital projects in the face of weakening global economic conditions. Implementation of these plans resulted in facility charges of approximately $3.7 million related to the closure and abandonment of leased office space, a charge for severance and related benefits of approximately $2.3 million related to the involuntary termination of 163 employees across most business functions and geographic regions, a charge of approximately $0.5 million related to the relocation of 10 employees and an impairment charge of approximately $0.1 million related to the closure and abandonment of certain leased facilities. During the twelve months ended February 29, 2004, the Company recorded an adjustment to severance charges of approximately ($0.1) million from prior restructuring charges and to facility charges of approximately ($0.6) million from prior restructuring charges.

     The following table sets forth a summary of Plan FY02 restructuring charges, payments made against those charges and the remaining liabilities as of February 29, 2004 (amounts in thousands):

		Adjustments to	Utilization of
		charges in twelve	cash in twelve
	Balance as of	months ended	months ended	Balance as of
Plan FY02	Feb. 28, 2003	Feb. 29, 2004	Feb. 29, 2004	Feb. 29, 2004
Lease obligations and terminations	$1,016	$(567)	$(250)	$199
Severance and related benefits	59	(59)	—	—

Total	$1,075	$(626)	$(250)	$199

     Fiscal 1999 Restructuring Charges

     Plan FY99 Restructuring Charges (“Plan FY99”). During the third and fourth quarters of fiscal 1999, the Company implemented a restructuring plan aimed at reducing costs and returning the Company to profitability. Actions taken included a reduction in the Company’s workforce of 412 employees across all business functions in the United States, the abandonment of future lease commitments on office facilities that were closed and write-downs of operating assets, goodwill and capitalized software made in accordance with SFAS 144.

     The following table sets forth a summary of Plan FY99 restructuring charges, payments made against those charges and the remaining liabilities as of February 29, 2004 (amounts in thousands):

		Adjustments to Plan	Utilization of
		FY99 charges in	cash in twelve
	Balance as of	twelve months ended	months ended	Balance as of
Plan FY99	Feb. 28, 2003	Feb. 29, 2004	Feb. 29, 2004	Feb. 29, 2004
Lease obligations and terminations	$3,176	$—	$(633)	$2,543
Other	80	(12)	(68)	—

Total	$3,256	$(12)	$(701)	$2,543

     Also, see Note 20 for subsequent events.

16. SEGMENT INFORMATION

     The Company and its subsidiaries are principally engaged in the design, development, marketing, licensing and support and implementation of demand and supply chain management software. Substantially all revenue results from the licensing of the Company’s software products and related consulting and support services. The Company’s chief operating decision maker reviews financial information, presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.

     Revenue is attributable to geographic regions based on the location of the Company’s customers. The following table presents total revenue and total long-lived assets by geographic region for fiscal 2004, 2003 and 2002:

	February 28 or 29,
	2004	2003	2002
	(in thousands)
Revenue:
United States	$160,487	$204,352	$230,470
Europe	57,723	44,932	62,828
Asia/Pacific	19,094	17,666	20,839
Other	5,741	5,436	5,750

	$243,045	$272,386	$319,887

Long-lived Assets:
United States	$274,433	$308,587	$383,231
Europe	5,992	3,584	3,625
Asia/Pacific	1,840	2,072	2,086
Other	2,017	1,843	3,663

	$284,282	$316,086	$392,605

     No single customer accounted for 10% or more of the Company’s revenue in fiscal 2004, 2003 or 2002.

17. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest amounted to approximately $13.8 million, $12.8 million and $12.6 million in fiscal 2004, 2003 and 2002, respectively. Cash paid for income taxes amounted to approximately $0.9 million, $1.4 million and $1.6 million, in fiscal 2004, 2003 and 2002, respectively.

     Supplemental information of non-cash operating activities is as follows:

     Fiscal 2004

•	The Company issued 205,000 shares of restricted stock. The fair value of the restricted stock awards granted of approximately $1.3 million was recorded as a component of deferred compensation. The restrictions on the restricted stock awards granted vest over four years. Compensation expense will be recorded over the life of the vesting period of the restricted stock, approximately $0.3 million compensation expense was recorded in fiscal 2004.

     Fiscal 2002

•	In connection with the IRI settlement, we issued common stock with a fair value of approximately $3.9 million (see Note 8).

     Supplemental information of non-cash investing activities is as follows:

     Fiscal 2003

•	In connection with the acquisition of One Release, the Company issued additional common stock with a fair value of $1.0 million (see Note 13).

     Fiscal 2002

•	In connection with the acquisition of One Release, the Company issued common stock with a fair value of approximately $4.3 million (see Note 13).

     Supplemental information of non-cash financing activities is as follows:

     Fiscal 2004

•	In connection with the debt conversion during the twelve months ended February 29, 2004, the Company exchanged $74.5 million of the Notes for 9,725,750 shares of its common stock. Approximately $1.3 million of deferred financing fees related to the Notes were reclassified from other non-current assets to additional paid-in capital in connection with the debt conversion transactions. (see Note 7).

     Fiscal 2003

•	The Company recorded approximately $4.5 million in capital leases (see Note 8).

     Fiscal 2002

•	The Company retired all of our 754,107 treasury shares during fiscal 2002; and

•	The Company recorded approximately $2.5 million in capital leases (see Note 8).

18. RELATED PARTY TRANSACTIONS

Relationship with Warburg Pincus

     In October, 2002, the Company appointed William H. Janeway, a Vice-Chairman of Warburg Pincus LLC, a private equity investment firm, as a Class III director of its Board of Directors, with a term expiring in 2004. In connection with Dr. Janeway’s appointment to the Board, the Company entered into an agreement with Warburg Pincus Private Equity VIII, L.P. in which the Company consented to the acquisition by Warburg Pincus and certain of its affiliates of up to 19.9% of Manugistics common stock and agreed that for as long as Warburg Pincus and its affiliates beneficially own at least ten percent (10%) of Manugistics common stock, the Company would nominate and use its best efforts to have elected to its Board one person designated by Warburg Pincus and reasonably acceptable to the Company. In addition, Warburg Pincus agreed that, for the duration of the standstill period, neither it nor its affiliates would acquire more than 19.9% of Manugistics common stock.

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

     At the time the agreement was entered into, Warburg Pincus and certain of its affiliates held approximately 10.9% of Manugistics common stock. As of February 29, 2004, Warburg Pincus and certain of its affiliates held approximately 9.3% of Manugistics common stock.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly consolidated financial information for fiscal 2004 and 2003 follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Fiscal 2004
Total revenue	$65,641	$59,707	$59,897	$57,800
Operating (loss) income	(14,976)	(4,212)	163	(10,183)
Net loss	(18,471)	(7,959)	(19,847)	(57,523)
Basic and diluted loss per share	$(0.26)	$(0.11)	$(0.27)	$(0.74)
Shares used in basic and diluted share computation	70,105	70,424	72,753	77,634
Fiscal 2003
Total revenue	$74,600	$69,929	$62,364	$65,493
Operating loss	(24,809)	(25,511)	(23,682)	(108,877)
Net loss	(27,081)	(47,717)	(26,003)	(111,438)
Basic and diluted loss per share	$(0.39)	$(0.68)	$(0.37)	$(1.59)
Shares used in basic and diluted share computation	69,356	69,812	69,876	70,028

     Included in the first, second, third and fourth quarters of fiscal year 2004 and the second, third and fourth quarters of fiscal 2003 are restructuring charges and adjustment to restructuring charges (see Note 15). Included in the third and fourth quarter of fiscal 2004 are debt conversion expenses (see Note 7). Included in the fourth quarter of fiscal 2003 is a goodwill impairment charge (see Note 6). Included in the first quarter of fiscal 2003 are non-recurring charges for purchased research and development related to the acquisition of WDS (see Note 13). Included in the second quarter of fiscal 2003 is a charge for income tax expense related to the recording of a valuation allowance for the full amount of net deferred tax assets recorded (see Note 11).

20. SUBSEQUENT EVENTS

     On April 14, 2004 the Company signed a lease termination agreement with the landlord of its facility in metropolitan Chicago, Illinois. This space was substantially unused as a result of past restructuring activity. The lease termination agreement required the Company to pay approximately $3.3 million in cash at signing in exchange for terminating its lease agreement that expired in fiscal 2009. As of February 29, 2004, based on management’s best estimate of the remaining liability the Company had accrued restructuring obligations of approximately $6.1 million related to this facility. The Company will record a restructuring benefit of approximately $2.8 million during the quarter ended May 31, 2004 as a result of the lease termination agreement.

     On May 7, 2004, the Company signed a settlement agreement related to a lawsuit initiated in calendar 2002 involving a dispute arising out of a proposed business venture. The Company has agreed to pay $0.9 million in full settlement of the dispute. Such amount has been accrued as of February 29, 2004 in accordance with Statement of Financial Accounting Standards No. 5 as information available prior to issuance of the Company’s financial statements indicated that a liability had been incurred as of February 29, 2004.