Form 10-Q
period 2004-05-31
MANUGISTICS GROUP INC
filed 2004-07-12
CIK 908440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004
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

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82.1 million shares of common stock, $.002 par value, as of June 30, 2004.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	May 31, 2004	February 29, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,764	$138,984
Marketable securities	9,973	7,316

Total cash, cash equivalents and marketable securities	126,737	146,300
Accounts receivable, net of allowance for doubtful accounts of $4,191 and $4,395 at May 31, 2004 and February 29, 2004, respectively	46,547	55,575
Other current assets	13,260	11,924

Total current assets	186,544	213,799

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	22,482	21,632
Software development costs, net of accumulated amortization	14,060	14,224
Long-term investments	22,000	8,999
Goodwill	185,479	185,501
Acquired technology, net of accumulated amortization	23,477	27,023
Customer relationships, net of accumulated amortization	14,321	15,984
Other intangibles and non-current assets, net of accumulated amortization	10,329	10,919

TOTAL ASSETS	$478,692	$498,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,990	$10,368
Accrued compensation	6,204	6,180
Accrued restructuring	3,663	5,112
Deferred revenue	42,286	43,748
Other current liabilities	19,278	22,857

Total current liabilities	82,421	88,265

NON-CURRENT LIABILITIES:
Convertible debt	175,500	175,500
Accrued restructuring	8,640	14,393
Long-term debt and capital leases	2,725	2,633
Other non-current liabilities	376	430

Total non-current liabilities	187,241	192,956

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock, $.002 par value per share; 300,000 shares authorized at May 31, 2004 and February 29, 2004, respectively; 82,072 and 81,973 shares issued and outstanding at May 31, 2004 and February 29, 2004, respectively	164	164
Additional paid-in capital	776,322	775,969
Deferred compensation	(1,008)	(1,410)
Accumulated other comprehensive income	2,763	3,615
Accumulated deficit	(569,211)	(561,478)

Total stockholders’ equity	209,030	216,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$478,692	$498,081

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended May 31,
	2004	2003
REVENUE:
Software	$10,368	$19,909
Support	21,421	21,469
Services	17,558	21,503
Reimbursed expenses	2,236	2,760

Total revenue	51,583	65,641

OPERATING EXPENSES:
Cost of revenue:
Cost of software	3,914	4,416
Amortization of acquired technology	3,546	3,572

Total cost of software	7,460	7,988

Cost of services and support	18,190	23,512
Cost of reimbursed expenses	2,236	2,760
Non-cash stock compensation expense for cost of services and support	69	361

Total cost of services and support	20,495	26,633

Sales and marketing	15,240	16,849
Non-cash stock compensation expense for sales and marketing	20	208

Total cost of sales and marketing	15,260	17,057

Product development	8,328	11,293
Non-cash stock compensation expense for product development	10	48

Total cost of product development	8,338	11,341

General and administrative	6,014	6,349
Non-cash stock compensation expense for general and administrative	21	108

Total cost of general and administrative	6,035	6,457

Amortization of intangibles	1,662	1,004
Restructuring and lease abandonment (benefit) charges	(2,517)	10,137

Total operating expenses	56,733	80,617

LOSS FROM OPERATIONS	(5,150)	(14,976)
OTHER EXPENSE, NET	(2,262)	(3,296)

LOSS BEFORE INCOME TAXES	(7,412)	(18,272)
PROVISION FOR INCOME TAXES	321	199

NET LOSS	$(7,733)	$(18,471)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.26)

SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION	81,819	70,105

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended May 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,733)	$(18,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,044	9,435
Amortization of debt issuance costs	226	311
Restructuring and lease abandonment (benefit) charges	(2,517)	10,137
Non-cash stock compensation expense	120	725
Other	160	25
Changes in assets and liabilities:
Accounts receivable	9,028	11,358
Other assets	(1,160)	(2,502)
Accounts payable	622	(367)
Accrued compensation	24	(694)
Other liabilities	(3,838)	(4,344)
Accrued restructuring	(4,528)	(3,205)
Deferred revenue	(1,462)	(2,637)

Net cash used in operating activities	(1,014)	(229)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(129)
Restricted cash	—	8,966
Sales and purchases of marketable securities, net	(2,657)	2,165
Purchases of property and equipment	(2,064)	(203)
Capitalization and purchases of software	(2,570)	(2,688)
Purchases of long-term investments, net	(13,001)	—

Net cash (used in) provided by investing activities	(20,292)	8,111

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(628)	(705)
Proceeds from exercise of stock options and employee stock plan purchases	459	27

Net cash used in financing activities	(169)	(678)

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	(745)	600

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,220)	7,804
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,984	134,789

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,764	$142,593

SUPPLEMENTAL DISCLOSURES:
Cash Paid for Interest	$4,503	$6,481

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital Leases	$918	$—

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2004

1.	The Company and Significant Accounting Policies

The Company

     Manugistics Group, Inc. (the “Company”) is a leading global provider of demand and supply chain management software. The Company has a solutions-based approach to client delivery – selling configured sets of its software products that address the specific demand and supply chain business processes that its clients want to improve. The Company’s software helps companies lower operating costs, improve customer service, increase revenues, enhance profitability and accelerate revenue and earnings growth.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim reporting and in accordance with the instructions to the quarterly report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the periods presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 2005.

     These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 29, 2004 included in the annual report on Form 10-K of the Company for that year filed with the Securities and Exchange Commission.

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

	Three Months Ended May 31,
	2004	2003
Net loss, as reported	$(7,733)	$(18,471)
Add: Stock-based compensation expense included in reported net loss, net of tax	120	725
Less: Stock-based compensation, net of tax	(2,170)	1,757 (1)

Pro forma net loss	$(9,783)	$(15,989)

Basic and diluted loss per share, as reported	$(0.09)	$(0.26)
Basic and diluted loss per share, pro forma	$(0.12)	$(0.23)

(1)	The impact of stock option forfeitures related to employee terminations.

     Consistent with the Company’s accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited condensed consolidated financial statements, the Company has not provided a tax benefit or expense on the pro forma expense in the above table.

     During the three months ended May 31, 2004 and 2003, stock options granted had weighted average fair values of $3.68 and $1.94 share, respectively, as calculated using the Black-Scholes option valuation model. There were no stock purchase rights granted under the employee stock purchase plan during the three months ended May 31, 2004.

The weighted average estimated fair value of the common stock purchase rights granted under the employee stock purchase plan during the three months ended May 31, 2003, was $0.90 per share.

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

	OPTIONS		ESPP
	Three Months Ended		Three Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Risk-free interest rate	2.43%	2.26%	N/A	1.45%
Expected term	3.76 years	3.5 years	N/A	6 months
Volatility	.8794	1.17	N/A	.8814
Dividend Yield	0%	0%	N/A	0%

     Employee Stock Option Exchange Program. On February 10, 2003, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company offered to exchange options to purchase an aggregate of approximately 6.1 million shares of Manugistics common stock held by eligible employees, vested or unvested, with exercise prices equal to or greater than $7.0001 per share. All employees had the opportunity to exchange existing eligible options for a promise to grant new options at exchange ratios dependent on the exercise price of the exchanged options. Members of the Company’s Board of Directors, including the Company’s Chairman and Chief Executive Officer, were not eligible to participate in this program.

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

     Restricted Stock Program. In June 2003, the Company’s Board of Directors approved an amendment to its 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by stockholders at the Company’s Annual Meeting on July 29, 2003. On October 17, 2003, the Company issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in four equal increments over four years from the date of grant, with the first increment vesting on April 17, 2005. The quoted market price of the restricted stock awards granted of approximately $1.3 million was recorded as a component of deferred compensation and is amortized over the vesting period. In the three months ended May 31, 2004, 15,000 shares of restricted stock were cancelled, due to the termination of an employee, resulting in a reduction in deferred compensation in stockholder’s equity to $1.2 million. The Company recorded $0.1 million in compensation expense related to restricted shares outstanding during the three months ended May 31, 2004.

3.	Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options, restricted stock and warrants to purchase common stock using the treasury stock method, the effect of the assumed conversion of the Company’s convertible subordinated debt. The dilutive effect of options, restricted stock and warrants to acquire 1.5 million and 33,000 shares was excluded from the calculation of diluted net loss per share for the three month periods ended May 31, 2004 and 2003, respectively, because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for the three months ended May 31, 2004 and 2003 since it was anti-dilutive.

4.	Commitments and Contingencies

     Legal Actions. The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of existing disputes or litigation will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. The Company has established accruals for losses related to such matters that are probable and reasonably estimable. However, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s operating performance, financial condition and cash flows.

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

     To date, the Company has not had to reimburse any of its customers for any losses related to these indemnifications provisions and no material claims are outstanding as of May 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s operating performance, financial condition and cash flows.

     Product Warranty. The Company generally warrants its software products. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

5.	Intangible Assets and Goodwill

     Acquisition-related intangible assets subject to amortization as of May 31, 2004 and February 29, 2004 were as follows (amounts in thousands):

		Accumulated
	Gross Assets	Amortization	Net Assets
May 31, 2004
Acquired technology	$64,739	$(41,262)	$23,477
Customer relationships	28,109	(13,788)	14,321

Total	$92,848	$(55,050)	$37,798

		Accumulated
	Gross Assets	Amortization	Net Assets
February 29, 2004
Acquired technology	$64,739	$(37,716)	$27,023
Customer relationships	28,109	(12,125)	15,984

Total	$92,848	$(49,841)	$43,007

     The change in the carrying amount of goodwill for the three months ended May 31, 2004 was as follows (amounts in thousands):

Net Assets
Balance as of February 29, 2004	$185,501
Foreign currency translation	(22)

Balance as of May 31, 2004	$185,479

     Amortization expense related to acquisition-related intangible assets was $5.2 million and $4.6 million for the three months ended May 31, 2004 and 2003, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets remaining as of May 31, 2004 and future fiscal years is as follows (amounts in thousands):

	Nine Months Ending
	February 28,	Fiscal Year Ending February 28 or 29,
	2005	2006	2007	2008	2009	Thereafter	Total
Amortization expense	$14,647	$12,497	$7,146	$2,517	$914	$77	$37,798

6.	Comprehensive Loss

     Other comprehensive (losses) income relates primarily to foreign currency translation income (losses) and unrealized gains (losses) on investments in marketable securities and long-term investments. The following table sets forth the comprehensive loss for the three-month periods ended May 31, 2004 and 2003 (amounts in thousands):

	Three Months Ended May 31,
	2004	2003
Net loss	$(7,733)	$(18,471)
Other comprehensive (loss) income	(852)	1,180

Total comprehensive loss	$(8,585)	$(17,291)

7.	Restructuring and Lease Abandonment (Benefit) Charges

     The following table sets forth a summary of total restructuring and lease abandonment (benefit) charges, payments made against those charges and the remaining liabilities as of May 31, 2004 (amounts in thousands):

				Non-cash
				activity
		Adjustments to	Utilization of	disposal
		charges in three	cash in three	losses in three
	Balance as of	months ended	months ended	months ended	Balance as of
All Plans	Feb. 29, 2004	May 31, 2004	May 31, 2004	May 31, 2004	May 31, 2004
Lease obligations and terminations (1)	$18,636	$(2,837)	$(4,322)	$—	$11,477
Severance and related benefits	82	—	(74)	—	8
Impairment charges and write-downs	—	246	—	(246)	—
Other	58	74	(132)	—	—

Subtotal	18,776	$(2,517)	$(4,528)	$(246)	11,485

Reclassification of deferred rent	729				818

Total	$19,505				$12,303

(1)	Certain accrued lease obligations extend through fiscal year 2019.

     In the three months ended May 31, 2004 the Company recorded a restructuring adjustment of approximately ($2.8) million in facility charges related to a lease termination agreement with the landlord of its facility in metropolitan Chicago, Illinois (the “Chicago Lease Termination”). In accordance with SFAS 144, the Company recorded a write-down of certain furniture, fixtures, computer equipment and leasehold improvements of $0.2 million related to the lease termination. In addition, the Company recorded an adjustment to other charges of approximately $0.1 million related to the initiative taken in fiscal 2004 to relocate certain employees under the consolidation of the U.S. product development functions from Wayne, Pennsylvania to the corporate headquarters in Rockville, Maryland.

     Plan FY04 Q4 Restructuring and Lease Abandonment Charges (“Plan FY04 Q4”). During the three months ended February 29, 2004, the Company announced and implemented a restructuring plan designed to further adjust its cost structure and resource allocation to increase efficiencies and reduce excess office space. Actions taken included further consolidation of the Company’s U.S. product development functions to the corporate headquarters in Rockville, Maryland by closing the product development facility at Wayne, Pennsylvania and relocating employees to the corporate headquarters in Rockville, Maryland, involuntary termination for the remaining employees at the Wayne, Pennsylvania product development facility and lease abandonments. The Company recorded a facility charge of approximately $5.6 million during the three months ended February 29, 2004 related to the Company vacating Wayne, Pennsylvania, remaining office space in Irving, Texas and Detroit, Michigan, as well as further reductions of office space in Atlanta, Georgia; Itasca, Illinois; Calabasas, California; and Bracknell, United Kingdom. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. The Company also recorded other charges of approximately $0.1 million related to relocation costs during the three months ended February 29, 2004 to relocate certain employees under the consolidation of its U.S. product development function from Wayne, Pennsylvania. The involuntary terminations related to the closing of the Wayne, Pennsylvania product development facility totaled seven employees which resulted in a charge for severance and related benefits of approximately $0.1 million. All terminated employees were notified by February 29, 2004 and were not required to render service to the Company beyond the earlier of their termination date or minimum retention period of 60 days (as defined by SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS 146”)).

     In the three months ended May 31, 2004, the Company recorded an adjustment of approximately $0.4 million in facility charges to the Plan FY04 Q4 related to the Chicago Lease Termination. In addition, the Company recorded an adjustment to other charges of approximately $0.1 million related to additional costs to relocate certain product development employees from Wayne, Pennsylvania to the corporate headquarters in Rockville, Maryland.

     The following table sets forth a summary of Plan FY04 Q4 restructuring and lease abandonment charges, payments made and the remaining liabilities as of May 31, 2004 (amounts in thousands):

		Adjustments to	Utilization of
		charges in three	cash in three
	Balance as of	months ended	months ended	Balance as of
Plan FY04 Q4	Feb. 29, 2004	May 31, 2004	May 31, 2004	May 31, 2004
Lease obligations and terminations (1)	$5,338	$(418)	$(709)	$4,211
Severance and related benefits	24	—	(24)	—
Other	58	58	(116)	—

Subtotal	5,420	$(360)	$(849)	4,211

Reclassification of deferred rent	225			225

Total	$5,645			$4,436

(1) Includes $37 thousand of accretion expense in adjustments to charges in the three months ended May 31, 2004.

     In accordance with SFAS 146, in periods subsequent to the initial recording of the Plan FY04 Q4 and Plan FY04 Q1 facilities charge, the Company will recognize accretion expense due to the passage of time. Accretion expense will be recorded as an additional restructuring-related expense and increase to restructuring liabilities.

     Plan FY04 Q1 Restructuring and Lease Abandonment Charges (“Plan FY04 Q1”). During the three months ended May 31, 2003, the Company announced and implemented a restructuring plan designed to further align its cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 8%, further consolidation of the U.S. product development functions to the corporate headquarters in Rockville, Maryland, further reduced discretionary spending and lease terminations. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 94 employees, 72 of which were involuntary, across most business functions and geographic regions. Involuntary terminations by geographic region included 66 in the U.S., 3 in Mexico, 2 in Canada and 1 in Japan which resulted in a charge for severance and related benefits of approximately $1.3 million. All terminated employees were notified by May 31, 2003 and were not required to render service to the Company beyond the earlier of their termination date or minimum retention period of 60 days (as defined by “SFAS 146”).

The Company recorded a facility charge of approximately $5.9 million during the three months ended May 31, 2003 related to the Company vacating and subleasing approximately 26% of its corporate headquarters building in Rockville, Maryland, as well as further reductions of office space in San Carlos, California; Atlanta, Georgia; Irving, Texas and Detroit, Michigan. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. In accordance with SFAS 144, the Company recorded a write-down relating to the restructuring of approximately $3.2 million during the three months ended May 31, 2003. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to permanently vacating office space in the previously mentioned facilities. The following table sets forth a summary of Plan FY04 Q1 restructuring and lease abandonment charges, payments made and the remaining liabilities as of May 31, 2004 (amounts in thousands):

		Adjustments to	Utilization of
		charges in three	cash in three
	Balance as of	months ended	months ended	Balance as of
Plan FY04 Q1	Feb. 29, 2004	May 31, 2004	May 31, 2004	May 31, 2004
Lease obligations and terminations (1)	$3,632	$30	$(170)	$3,492
Severance and related benefits	40	—	(40)	—

Subtotal	3,672	$30	$(210)	3,492

Reclassification of deferred rent	504			504

Total	$4,176			$3,996

(1) Includes $36 thousand of accretion expense in adjustments to charges in the three months ended May 31, 2004.

     Plans FY03, FY02 and FY99 Restructuring and Lease Abandonment Charges (“Restructuring Plans”). During fiscal 2003, the Company implemented three restructuring plans in order to further align its cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 26%, consolidation of most of the U.S. product development functions to the corporate headquarters in Rockville, Maryland, further reduced discretionary spending and lease termination costs. Implementation of these plans resulted in a charge for severance and related benefits of approximately $7.9 million related to 343 involuntary terminations across most business functions and geographic regions. In addition, the plans resulted in a facility charge of approximately $8.6 million related to the closure and abandonment of leased office space; closure of the offices in Ratingen, Germany; Milan, Italy; and Denver, Colorado; reductions in office space in Bracknell, UK; San Carlos, California; and Atlanta, Georgia; and the expected loss of sublease rental income from a previously closed office in Bracknell, UK. The facility charge was offset by a credit of approximately $0.7 million related to the reduction of a previously recorded office space liability assumed as part of the Talus Solutions, Inc. (“Talus”) acquisition where the landlord subsequently agreed to reduce the remaining office space and lease obligation held by the Company. These costs include management’s best estimates of expected sublease income. The Company also recorded other charges of approximately $0.7 million related to contract termination costs during the twelve months ended February 28, 2003. The Company recorded other charges of approximately $0.2 million related to relocation costs of certain employees relocated to Rockville, Maryland as part of the consolidation of product development during the twelve months ended February 28, 2003.

     In accordance with SFAS 144, the Company recorded a write-down relating to the restructuring of approximately $1.3 million during fiscal 2003. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the closure of certain facilities. In fiscal 2003 the Company also recorded an impairment charge of approximately $1.2 million related to the discontinued use of a portion of the Company’s sales force automation software, which was subsequently replaced with another tool. The remaining net book value at August 31, 2002 of $0.7 million was fully amortized over its remaining useful life.

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

     In fiscal 2004, the Company recorded adjustments to facility charges of approximately $1.2 million related to changes in restructured facilities’ sublease assumptions based on commercial real-estate conditions, adjustments to severance charges of approximately $(0.6) million and an adjustment to other charges of approximately $0.5 million related to its initiative taken on in fiscal 2003 to relocate certain employees under the consolidation of the U.S. product development functions to Rockville, Maryland.

     In the three months ended May 31, 2004, the Company recorded a restructuring adjustment to facility charges of approximately $(2.8) million related to the Chicago Lease Termination. Approximately $(2.4) million of the adjustment relates to the Restructuring Plans. In accordance with SFAS 144, the Company recorded a write-down related to an adjustment to restructuring of approximately $0.2 million during the three months ended May 31, 2004. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the Chicago Lease Termination.

     The following table sets forth a summary of Restructuring Plans restructuring and lease abandonment charges, payments made and the remaining liabilities as of May 31, 2004 (amounts in thousands):

				Non-cash
		Adjustments to	Utilization of	activity disposal
		charges in three	cash in three	losses in three
	Balance as of	months ended	months ended	months ended	Balance as of
Restructuring Plans	Feb. 29, 2004	May 31, 2004	May 31, 2004	May 31, 2004	May 31, 2004
Lease obligations and terminations	$9,666	$(2,449)	$(3,443)	$—	$3,774
Severance and related benefits	18	—	(10)	—	8
Impairment charges and write-downs	—	246	—	(246)	—
Other	—	16	(16)	—	—

Subtotal	9,684	$(2,187)	$(3,469)	$(246)	3,782

Reclassification of deferred rent	—				89

Total	$9,684				$3,871

8.	Warrant

      In March 2004, the Company entered into an amendment to an existing alliance agreement with International Business Machines Corporation (“IBM”) under which the companies will now develop, market, sell and deliver demand and supply chain solutions globally. In connection with the entering into the Amendment to the alliance agreement, the Company issued a warrant (the “Warrant”) to IBM to acquire 250,000 shares of the Company’s common stock at a per share purchase price of $8.51, in reliance upon an exception provided under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The Warrant is immediately exercisable, expires March 12, 2009, and provides for customary registration and indemnification rights and certain limited transfer rights. The fair value of the warrants of $1.1 million will be recognized as operating expense over the three-year service period of the alliance agreement. The fair value of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.79%; dividend yield of zero; volatility of 99%; and a warrant life of five years.

9.	Credit Facilities

     The Company has a one-year unsecured revolving credit facility with Silicon Valley Bank (“SVB”) for $15.0 million which will expire on March 30, 2005, unless renewed. Under the terms of this credit facility, the Company may request cash advances, letters of credit, or both. The credit facility requires the Company to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be greater than $130.0 million as of May 31, 2004, $140.0 million as of August 31, 2004 and November 30, 2004 and $150.0 million as of February 28, 2005; and (ii) a ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities, plus long-term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 1.75 to 1.0. The Company was in compliance with all financial covenants as of February 29, 2004 and May 31, 2004. There were no cash draws outstanding under the credit facility as of February 29, 2004 and May 31, 2004.

     The SVB credit facility requires the Company to maintain $50.0 million in funds with SVB and its affiliates. The credit facility also restricts the amount of additional debt the Company can incur and restricts the amount of cash that the Company can use for acquisitions and for the repurchase of convertible debt. Under the terms of the SVB credit facility, the Company retains the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the credit facility, SVB has the right to obtain a lien on all of the Company’s assets, other than intellectual property, upon an occurrence of default, unless the Company terminates the facility as provided above. The credit facility also provides that, upon an event of default, the Company is prohibited from paying a cash dividend to its shareholders. As of February 29, 2004 and May 31, 2004, the Company had $9.9 and $9.7 million, respectively in letters of credit outstanding under this line to secure its lease obligations for certain office space.

     The Company has an additional credit agreement with SVB, as amended, under which the Company was able to borrow up to $5.0 million for the purchase of equipment. Amounts may be borrowed under the facility through December 31, 2004 and accrue interest at a fixed annual rate equal to 7.75%. The first advance is repaid monthly over a 24 month period; each advance thereafter is repaid monthly over a 30 month period. Amounts borrowed under the facility in fiscal 2003 accrue interest at a rate equal to the greater of the three-year treasury note rate plus 5% or 8.25%, and are repaid monthly over a 36 month period. During fiscal 2003, the Company borrowed $2.9 million under this credit facility. The principal balance remaining as of February 29, 2004 and May 31, 2004 was approximately $1.7 and $1.5 million, respectively. The Company was in compliance with all financial covenants as of February 29, 2004 and May 31, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q. The discussion and analysis contains forward-looking statements which are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made elsewhere in this quarterly report on Form 10-Q as a result of specified factors, including those set forth under the caption “Factors that May Affect Future Results.”

Executive Summary

     Our condensed consolidated financial statements are included in Item 1 of this quarterly report on Form 10-Q. The following discussion is provided to allow the reader to have a better understanding of our operating results for the first quarter ended May 31, 2004, including (i) brief discussion of our business and products, (ii) business environment and factors that affected our financial performance, (iii) summary of our financial performance and key metrics and (iv) outlook for the second quarter of fiscal 2005. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations included in this Item 2, the section titled, “Factors that May Affect Future Results” and our condensed consolidated financial statements, which are included in Item 1 of this quarterly report on Form 10-Q.

Overview – Business and Products

     We are a leading global provider of demand and supply chain management software. We have a solutions-based approach to client delivery – selling configured sets of our software products that address the specific demand and supply chain business processes that our clients want to improve. Our software enables companies to lower operating costs, improve customer service, increase revenue, enhance profitability and accelerate revenue and earnings growth by combining the proven cost-reducing power of our supply chain management software solutions with the revenue-enhancing capability of our demand and revenue management software solutions. Our software does this by creating efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our software solutions and solutions delivery approach provide additional benefits by providing businesses with the ability to simultaneously optimize cost and revenue to enhance profitability on an enterprise-wide basis. These software solutions integrate pricing, forecasting and operational planning and execution to help companies enhance margins across their enterprises and extended trading networks. In addition, our software products help our customers derive more benefits from their existing investments made in information technology provided by other software vendors, such as Enterprise Resource Planning (“ERP”) applications, and help ensure the security and integrity of their global supply chains.

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

Business Environment and Factors That Affected our Three Months Ended May 31, 2004 Results

     Our operating results for the past three years were affected by several broad-based factors including global macro-economic conditions and cautious capital spending by corporations, especially for certain information technology-related items, such as enterprise application software. These challenging market conditions affected us and other enterprise application software companies. Over the past three fiscal years, we have faced challenges in our ability to stabilize revenue and operating performance and to expand market share as global economic conditions resulted in deterioration in the markets for our products and services. As a result, organizations in our target markets intensified their efforts to identify and realize potential cost savings. Hence, many new projects were at least temporarily deferred by organizations in order to focus on improving current operations, and their software procurement was restricted sharply to well-defined, profit-enhancing current needs.

     Our operating results for the three months ended May 31, 2004 were negatively affected by a significant shortfall in software revenue. We believe that a significant cause of the shortfall resulted from delayed decisions to license our software, which occurred unexpectedly at the end of the quarter. We are continuing to determine the underlying reasons for the shortfall in software revenue. Challenging market conditions and cautious capital spending by corporations, continue to affect our performance.

Summary of First Quarter Fiscal 2005 Operating Results and Financial Metrics

     During the first quarter of fiscal 2005, market conditions continued to be challenging. Certain industries have been more or less likely to invest in enterprise application software depending on the condition of their business and industry. Our customers and prospects remain cautious and some have delayed planned capital expenditures for our products and services. These conditions resulted in a decrease in software revenue reported for the three months ended May 31, 2004, which had a negative effect on our operating results. We have not lost any major customers in recent quarters that had a negative material effect on revenue.

     Our cost containment and cost reduction measures previously enacted in fiscal 2003 and fiscal 2004 have lessened the adverse effect of declining revenue. Although revenue decreased $14.1 million, or 21.4%, to $51.6 million during the quarter ended May 31, 2004 compared to the same period in 2003, our operating loss has decreased $9.8 million, or 65.6%, compared to the same period in fiscal 2003.

Key Financial Metrics – Fiscal 2005

     The challenging market conditions faced by the Company during the three months ended May 31, 2004, directly affected some of our key financial metrics. Although our support renewals remain stable, we reported year-over-year decreases in software, services and reimbursed expenses and total revenue. All other operating expenses decreased $11.3 million, or 17.3% for this quarter ended May 31, 2004 compared to the same period in fiscal 2003.

	Three Months Ended May 31,
	2004	2003
	(in thousands, except number of employees)
Revenue:
Software	$10,368	$19,909
Support	21,421	21,469
Services & reimbursed expenses	19,794	24,263

Total revenue	51,583	65,641

Operating expenses and employee headcount:
Restructuring, lease abandonment, and acquisition-related expenses (1)	$2,811	$15,438
All other operating expenses (2)	53,922	65,179

Total operating expenses	56,733	80,617

Total employees (period end)	865	1,039
Total average employees	874	1,069
Total revenue per average employees	$59	$61

	May 31,	February
	2004	29, 2004
Financial condition, liquidity and capital structure
Cash, cash equivalents, marketable securities, restricted cash and long-term investments	$148,737	$155,299
Convertible debt	175,500	175,500
Total stockholders’ equity	209,030	216,860
Common shares outstanding (period end)	82,072	81,973
Cash flows from operating activities (quarter ending)	(1,014)	16,135

(1)	Includes restructuring and lease abandonment (benefit) charges plus acquisition-related expenses such as amortization of acquired technology and intangibles and non-cash stock option-based compensation expense.

(2)	Includes cost of software, cost of services and support, cost of reimbursed expenses, sales and marketing, product development and general and administrative costs.

     The following is a brief discussion of the above financial metrics and analysis of the reasons for the change between fiscal quarters ended May 31, 2004 and 2003 and recent trends.

Software revenue

     Our software revenue decreased $9.5 million, or 47.9%, to $10.4 million during the first quarter of fiscal 2005 compared to $19.9 million for the first quarter of fiscal 2004. The following table highlights some of the significant trends affecting our software revenue:

		Average
	Significant	Selling Price	Software
	Software	(“ASP”)	Transactions $1.0
Quarter Ended	Transactions (1)	(in 000s)	Million or Greater
May 31, 2003	14	1,279	5
August 31, 2003	27	556	6
November 30, 2003	31	513	4
February 29, 2004	27	654	3
May 31, 2004	13	695	1

(1)	Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

Software revenue by industry for three months ended May 31, 2004 and 2003 is as follows:

	Three Months Ended May 31,
	2004	2003
Government, Aerospace and Defense	4.9%	55.0%
Consumer Packaged Goods	9.6%	8.9%
Retail	69.1%	8.0%
Communications and High Technology	2.3%	2.1%
Other	14.1%	26.0%

	100.0%	100.0%

The previous tables indicate the following trends affecting our software revenue in the three months ended May 31, 2004 and 2003:

•	The number of significant software license transactions completed decreased slightly in the three months ended May 31, 2004 compared to the same period in 2003. However, the number of software license transactions decreased sharply in the three months ended May 31, 2004 compared to the last three quarters of fiscal 2004.

•	The average selling price of software has been relatively stable during the past four quarters. Over the past four quarters, ASP has ranged from $513,000 to $695,000. The quarter ended May 31, 2003 included software revenue from an installment payment under a large multi-year government contract.

•	The concentration of software revenue from the Retail Industry increased significantly in the first quarter of fiscal 2005 reflecting recent increased spending by retail customers. The concentration of software revenue from the Government, Aerospace and Defense sector was significantly higher in the prior year quarter due to the inclusion of software revenue from a large multi-year government contract.

•	The number of software transactions of $1.0 million or greater was the lowest reported in any quarter during the past three fiscal years due to lower capital spending on information technology by corporations.

Support revenue

     Our support revenue remained stable at $21.4 million the first quarter of fiscal 2005 compared to $21.5 million for the first quarter of fiscal 2004 despite the decrease in software sales. Our support revenue continues to remain stable as our net renewals of annual support agreements by our clients remain stable.

Services and reimbursed expenses revenue

     Our services and reimbursed expenses revenue decreased $4.5 million, or 18.4%, to $19.8 million during the first quarter of fiscal 2005 compared to $24.3 million for the first quarter of fiscal 2004. The decrease is due to the lag effect of a decrease in the number of software transactions completed in early fiscal 2004 in addition to an increase in implementation work performed by other consulting organizations, customers, or both, and, to some extent, pricing pressure on billing rates.

Total revenue per average employee

     Our total revenue per average employee decreased from $61,000 during the three months ended May 31, 2003 to $59,000 during the three months ended May 31, 2004. Total revenue per average employee is calculated as total revenue for the quarter divided by average employees for the quarter. The decrease was primarily due to lower software revenue during the current quarter.

Total operating expenses

     Our total operating expenses decreased $23.9 million, or 29.6%, to $56.7 million during the first quarter of fiscal 2005 compared to $80.6 million for the first quarter of fiscal 2004. All other operating expenses (as defined in the preceding Key Financial Metrics – Fiscal 2005 table) decreased $11.3 million, or 17.3%, to $53.9 million during the first quarter of fiscal 2005 compared to $65.2 million for the first quarter of fiscal 2004. These decreases were primarily the result of an 18.2% decrease in average employee headcount as a result of the 2003 and 2004 restructurings and normal attrition. In addition, restructuring, lease abandonment and acquisition-related expenses declined $12.6 million, or 81.8%, during the first quarter of fiscal 2005 compared to the same quarter in fiscal 2004.

Financial condition, liquidity and capital structure

     During the three months ended May 31, 2004, our financial condition, liquidity and capital structure remained stable. Highlights include the following:

•	Cash, cash equivalents, marketable securities, restricted cash and long-term investments decreased $6.6 million, or 4.2%, to $148.7 million as of May 31, 2004 compared to $155.3 million as of February 29, 2004. This decrease is the result of the semi-annual interest payment on our convertible debt, restructuring related payments including a lease termination payment for our office facility in metropolitan Chicago, Illinois (the “ Lease Termination Payment”) and capital expenditures, offset by collections of outstanding accounts receivable.

•	Cash flows from operating activities decreased $17.1 million to $(1.0) million for the three months ended May 31, 2004 compared to $16.1 million for the three months ended February 29, 2004 primarily because of a larger reported operating loss, a decrease in deferred revenue due to seasonally higher billings in our fiscal fourth quarter, the semi-annual interest payment made on our convertible debt and the Lease Termination Payment, offset by collections of outstanding accounts receivable.

Outlook – Second Quarter of Fiscal 2005

     As we entered the first quarter of fiscal 2005, the business environment appeared to be stable to modestly improving. However, continued uncertainty about macro-economic conditions and a weak capital spending environment makes it difficult to predict the demand for our software and services. While we had been cautiously optimistic that economic conditions would continue to improve modestly and result in stronger information technology capital spending environment during the second half of our fiscal 2005, the delayed decisions that we experienced at the end of our first quarter of fiscal 2005 make us cautious about the outlook for software revenue during our second quarter and the second half of fiscal 2005.

     We expect support and services and reimbursed expenses revenue to remain approximately flat in the second quarter of fiscal 2005 because they are more predictable than software revenue. Given the decline in software revenue reported in the first quarter, we cannot yet project software revenue levels for the second quarter of fiscal 2005.

     We will continue to work to improve our financial metrics and achieve profitability. We will continue to monitor our future expense levels and adjust our cost structure, as necessary, in order to achieve our profitability goals. If demand for our products and services increases during the second half of fiscal 2005, we would expect “all other operating expenses” to increase from recent levels as a result of (i) increases in employee compensation through merit increases and incentive payments, under certain circumstances, (ii) increases in number of employees to meet increased demand for software and implementation services and (iii) increases in expenses that vary directly with revenue, such as sales commissions, third-party royalties and bad debt expense. If demand for our products and services does not increase from the levels in our first quarter of fiscal 2005, we may reduce our cost structure. Since a significant portion of our software license agreements typically close in the latter part of each quarter, we may not be able to adjust our cost structure in the short-term to respond to lower-than-expected revenue within each quarter, which may adversely affect our operating performance in the future.

     We expect that our other expenses, net (primarily interest expense), will decrease approximately $3.0 million in fiscal 2005 from fiscal 2004 levels as a result of reducing our convertible debt balance by $74.5 million during the second half of fiscal 2004. Our annual interest expense was reduced by $3.7 million as a result of reducing our convertible debt balance to $175.5 million from $250.0 million. See “Forward-Looking Statements” and “Factors that may Affect Future Results.”

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

     We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and relate to the more significant areas involving management’s judgments and estimates:

•	revenue recognition and deferred revenue;

•	allowance for doubtful accounts;

•	capitalized software development costs;

•	valuation of long-lived assets, including intangible assets and impairment review of goodwill;

•	income taxes;

•	restructuring and lease abandonment related (benefit) expenses; and

•	stock-based compensation plans.

     Our management has reviewed our critical accounting policies, our critical accounting estimates and the related disclosures with our Disclosure and Audit Committees. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended February 29, 2004 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Use of Estimates and Critical Accounting Policies.”

Results of Operations

     The following table includes the condensed consolidated statements of operations data for the three months ended May 31, 2004 and 2003 expressed as a percentage of total revenue:

	Three Months Ended May 31,
	2004	2003
REVENUE:
Software	20.1%	30.3%
Support	41.6%	32.7%
Services	34.0%	32.8%
Reimbursed expenses	4.3%	4.2%

Total revenue	100.0%	100.0%

OPERATING EXPENSES:
Cost of software	7.6%	6.7%
Amortization of acquired technology	6.9%	5.4%
Cost of services and support	35.4%	35.9%
Cost of reimbursed expenses	4.3%	4.2%
Sales and marketing	29.5%	25.7%
Product development	16.1%	17.2%
General and administrative	11.7%	9.7%
Amortization of intangibles	3.2%	1.5%
Restructuring and lease abandonment (benefit) charge	(4.9)%	15.4%
Non-cash stock compensation expense	0.2%	1.1%

Total operating expenses	110.0%	122.8%

Loss from operations	(10.0)%	(22.8)%
Other expense, net	(4.4)%	(5.0)%

Loss before income taxes	(14.4)%	(27.8)%
Provision for income taxes	0.6%	0.3%

Net loss	(15.0)%	(28.1)%

     The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation expense as follows (in thousands):

	Three Months Ended May 31,
	2004	2003
Cost of services and support	$69	$361
Sales and marketing	20	208
Product development	10	48
General and administrative	21	108

	$120	$725

See Operating Expenses: “Non-Cash Stock Compensation Expense” for further detail.

Revenue:

     Software Revenue. Software revenue decreased $9.5 million, or 47.9%, to $10.4 million during the first quarter of fiscal 2005 compared to $19.9 million for the first quarter of fiscal 2004. We believe that a significant cause of the decrease in software revenue and software revenue as a percentage of total revenue was due to delayed decisions to purchase software occurring unexpectedly at the end of the quarter. We are continuing to determine the underlying reasons for the shortfall in software revenue. This resulted in a decrease in the number of significant software license transactions with a value of $100,000 or greater and a decrease in the number of software transactions with a value of $1.0 million or greater. ASP likewise decreased compared to the same period in fiscal 2004.

     The following table summarizes significant software transactions completed during the three months ended May 31, 2004 and 2003:

	Three Months Ended May 31,
	2004	2003
Significant Software Transactions (1)
Number of transactions $100,000 to $999,999	12	9
Number of transactions $1.0 million and greater	1	5

Total number of transactions	13	14

Average selling price (in thousands)	$695	$1,279

(1) Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

     Support Revenue. Support revenue remained flat at $21.4 million during the first quarter of fiscal 2005 compared to $21.5 million for the first quarter of fiscal 2004. Support revenue continues to remain strong as our net renewals of annual support agreements by our existing client base remain stable. In the past, we have experienced high rates of renewed annual support contracts. There can be no assurance that our historical renewal rate will continue. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

     Services Revenue. Services revenue decreased $3.9 million, or 18.3%, to $17.6 million during the first quarter of fiscal 2005 compared to $21.5 million for the first quarter of fiscal 2004. The decrease in services revenue during the three months ended May 31, 2004 resulted from the decrease in the number of completed software transactions in early fiscal 2004 and resulting lower demand for implementation services, an increase in implementation work performed by other consulting organizations and, to some extent, pricing pressure on hourly billing rates and changes in geographic mix in overall services to regions with lower service rates. Services revenue tends to track software license revenue in prior periods. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

     Geographic Revenue. We market and sell our software and services internationally, primarily in Europe, Asia, Canada, Central America and South America. Revenue outside of the United States decreased 16.2%, or $3.0 million, to $15.5 million during the first quarter of fiscal 2005 compared to $18.5 for the first quarter of fiscal 2004. Revenue outside of the United States as a percentage of total revenue was 30.0% and 28.2% in the first quarter of fiscal 2005 and 2004, respectively. We believe the decrease in our international revenue in the first quarter of fiscal 2005 resulted from delayed decisions by prospects and customers of our products and smaller transaction sizes. We are continuing to determine the underlying reasons for the decrease in revenue.

Operating Expenses:

     Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three months ended May 31, 2004 and 2003 (in thousands):

	Three Months Ended May 31,
	2004	2003
Amortization of capitalized software	$2,683	$2,433
Percentage of software revenue	25.9%	12.2%
Other costs of software	1,231	1,983
Percentage of software revenue	11.9%	10.0%

Total cost of software	$3,914	$4,416
Percentage of software revenue	37.8%	22.2%

     The decrease in the total cost of software during the three months ended May 31, 2004 was a result of decreased royalties paid to third parties as a result of decreased software revenue. The increase in amortization of capitalized software was due to the product release of version 7.2 of our software in February 2004. Amortization of capitalized software development costs does not vary as software revenue changes, but royalty fees do change with movements in software revenue.

     Amortization of Acquired Technology. In connection with acquisitions in fiscal 2003, 2002 and 2001, we acquired developed technology that we offer as part of our solutions. Acquired technology is amortized over periods ranging from four to six years. We expect annual amortization of acquired technology to be approximately $13.2 million in fiscal 2005.

     Cost of Services and Support. Cost of services and support includes primarily personnel and third-party contractor costs. Cost of services and support as a percentage of related revenue was 46.7% and 54.7% in the three months ended May 31, 2004 and 2003, respectively. Cost of services and support decreased $5.3 million, or 22.6%, to $18.2 million during the first quarter of fiscal 2005 compared to $23.5 million for the first quarter of fiscal 2004. The decrease in cost of services and support was attributable to an overall decrease in the average number of services and support employees to 325 in the first quarter of fiscal 2005, compared to 400 in the first quarter of fiscal 2004. This was primarily the result of our cost containment and cost reduction initiatives implemented during the past two fiscal years. The decrease in cost of services and support as a percentage of related revenue in the three months ended May 31, 2004 reflects an increase in the proportion of this revenue derived from support services, which historically have higher margins than implementation services and continued positive utilization rates for consulting service employees.

     Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, and promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased 9.6%, or $1.6 million, during the three months ended May 31, 2004 compared to the same period in 2003. The decrease during the three months ended May 31, 2004 was due to:

•	an overall decrease in the average number of sales, marketing and business development employees to 198 during the three months ended May 31, 2004 compared to 233 in the same period of fiscal 2004. This was the result of cost containment and cost reduction measures implemented in our first and fourth quarters of fiscal 2004;

•	a decrease in sales commissions due to lower software revenue; and

•	a decrease in promotional spending, travel, advertising and public relations spending resulting from cost containment and cost reduction measures implemented in fiscal 2004.

     Product Development. Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third-party contractors. The following table sets forth product development costs for the three months ended May 31, 2004 and 2003 (in thousands):

	Three Months Ended May 31,
	2004	2003
Gross product development costs	$10,847	$13,608
Percentage of total revenue	21.0%	20.7%
Less: Capitalized product development costs	2,519	2,315
Percentage of total revenue	4.9%	3.5%

Product development costs, as reported	$8,328	$11,293
Percentage of total revenue	16.1%	17.2%

     Gross product development costs decreased 20.3%, or $2.8 million, during the three months ended May 31, 2004 compared to the same period in 2003. The decrease in gross product development costs and the increase in capitalized product development costs were due to:

•	an overall decrease in the average number of product development employees to 235 during the three months ended May 31, 2004 compared to 330 in the same period of fiscal 2004 as a result of cost containment and cost reduction measures implemented in our first and fourth quarters of fiscal 2004 to consolidate development offices to our headquarters location;

•	an increase in the proportion of our development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale; and

•	an overall decrease in the average number of product development contractors in the United States to 14 during the three months ended May 31, 2004 compared to 22 in the same period of fiscal 2004. This was the result of cost containment and cost reduction measures implemented in our first and fourth quarters of fiscal 2004.

     General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses decreased 5.3%, or $0.3 million, during the three months ended May 31, 2004 compared to the same period in 2003. The decrease was due to a decrease in the average number of general and administrative employees.

     Amortization of Intangibles. Our past acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles increased by $0.7 million during the three months ended May 31, 2004 compared to the same period in 2003 as a result of the change in the economic life of the Talus customer relationships amortization from seven years to five years in fiscal 2004.

     Restructuring and Lease Abandonment (Benefit) Charges. We adopted restructuring plans in our first and fourth quarters of fiscal 2004. On April 14, 2004, we signed a lease termination agreement with the landlord of our facility in metropolitan Chicago, Illinois, for substantially unused office space as a result of past restructuring activity. As part of the lease termination agreement, we paid approximately $3.3 million in cash in exchange for terminating our lease agreement which expires in fiscal 2009. We recorded a restructuring benefit of approximately $2.8 million related to the lease termination during the quarter ended May 31, 2004.

     The following table sets forth a summary of restructuring and lease abandonment (benefit) charges, net of adjustments, for the three months ended May 31, 2004 and 2003 (in thousands):

	Three Months Ended May 31,
	2004	2003
Lease obligations and terminations	$(2,837)	$5,478
Severance and related benefits	—	1,294
Impairment charges	246	3,190
Other	74	175

Total restructuring and lease abandonment (benefit) charges	$(2,517)	$10,137

     The impact to reported basic and diluted loss per share as a result of the restructuring and lease abandonment (benefit) charges was $0.03 and $(0.14) for the three months ended May 31, 2004 and 2003, respectively.

     Over the past three fiscal years, we have faced challenges in our ability to stabilize revenue and operating performance and to expand market share as global economic conditions resulted in deterioration in the markets for our products and services. In response to these weak economic conditions, we have enacted a number of cost containment and cost reduction measures over the past three years to better align our cost structure with expected revenue. Specifically, we took the following actions:

1.	We reduced our workforce by 79, 343 and 163 employees through involuntary terminations with the fiscal 2004, 2003 and 2002 restructurings, respectively.

2.	We further consolidated our product development function in the United States to the corporate headquarters in Rockville, Maryland as part of the restructuring plans in fiscal 2004, 2003 and 2002. This included the relocation of certain employees from Wayne, Pennsylvania; San Carlos, California; Atlanta, Georgia; Denver, Colorado; and Ottawa, Canada to Rockville, Maryland.

3.	As a result of the workforce reductions, product development consolidation and employee attrition, certain of our facilities were under-utilized. Accordingly, we consolidated our remaining workforce in the under-utilized facilities and ceased to utilize the then-vacated office space. The facilities permanently removed from our operations during fiscal 2004, 2003 and 2002 were located in Wayne, Pennsylvania; Irving, Texas; Detroit, Michigan; Denver, Colorado; Ratingen, Germany; Ottawa, Canada; and Milan, Italy. A portion of the office space was permanently vacated in certain facilities located in Rockville, Maryland; Chicago, Illinois; Atlanta, Georgia; Calabasas and San Carlos, California; and Bracknell, United Kingdom.

4.	As part of the consolidation of our facilities, certain leasehold improvements, furniture and fixtures were abandoned. As a result, we recorded a non-cash impairment charge equal to the net book value of these abandoned assets in restructuring and lease abandonment charges.

5.	Primarily due to the real estate markets in which we operate remaining at depressed levels longer than originally anticipated, we extended the estimated sublease commencement dates and/or reduced the estimated sublease rates on certain restructured properties. We believe that our estimates with respect to our remaining obligations related to fiscal 2004, 2003 and 2002 restructurings are appropriate as of May 31, 2004.

     As a result of our restructuring initiatives during the past three fiscal years, we have reduced “all other operating expenses” (as shown in the table under “Key Financial Metrics – Fiscal 2005”) to $53.9 million for the three months ended May 31, 2004. The cost savings associated with our restructuring and cost containment efforts begin to be fully realized in the quarter following implementation of the restructuring plan. We do not expect our cost savings to be offset by increases in other expense areas. Details of our restructuring and lease abandonment charges are included in Note 7 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

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

     Non-Cash Stock Compensation Expense. We recognized non-cash stock compensation expense of $0.1 million during the three months ended May 31, 2004 and $0.7 million during the three months ended May 31, 2003 related to unvested stock options assumed in the Talus acquisition. These amounts are included as a separate component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation.”

     As part of the Talus acquisition, we assumed all outstanding Talus stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. All of these outstanding options will be fully vested and all remaining compensation expense recognized during our second quarter of fiscal 2005.

Other Expense, Net:

     Other expense, net, includes interest income from cash equivalents, marketable securities and long-term investments, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense was $2.3 million during the three months ended May 31, 2004 compared to $3.3 million in the prior year period. The decrease in other expense for the three months ended May 31, 2004 compared to the same period in 2003 relates to a decrease in interest expense of $0.9 million to $2.3 million in the three months ended May 31, 2004 on outstanding convertible debt due to the conversion of $74.5 million in 5% Convertible Subordinated Notes due in 2007 (the “Notes”) into common stock in fiscal 2004.

Provision for Income Taxes:

     We recorded income tax expense of $0.3 million and $0.2 million during the three months ended May 31, 2004 and 2003, respectively. We did not record a deferred income tax benefit during the three months ended May 31, 2004 and do not expect to record a deferred income tax benefit in future quarters when we record a loss.

Net Loss:

     We reported a net loss of $7.7 million and $18.5 million for the three months ended May 31, 2004 and 2003, respectively. The decreased net loss in the three months ended May 31, 2004 compared to the same period a year ago was due to a decrease in the aggregate cost of software, cost of services and support, cost of reimbursed expenses, cost of sales and marketing, product development and general and administrative expenses of 17.3%, or $11.3 million, compared to the same period last year and a decrease in restructuring and lease abandonment (benefit) charges of $12.7 million resulting from cost containment and cost reduction measures implemented in our first and fourth quarters of fiscal 2004. These decreases were offset by a $14.1 million decrease in total revenue.

Loss Per Common Share:

     Loss per common share is computed in accordance with SFAS No. 128, "Earnings Per Share,” which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per common share include, when dilutive, (i) the effect of stock options, restricted stock and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period, if any, and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. Calculations of weighted-average shares outstanding in future periods will be affected by the following factors:

•	the ongoing issuance of common stock associated with stock option and warrant exercises;

•	the potential future issuance of additional common shares associated with our employee stock purchase plan, subject to shareholder approval at our Annual Meeting on July 22, 2004;

•	any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculations (to the extent we have net income);

•	the potential ongoing future issuance of restricted stock;

•	the issuance of common stock to effect capital transactions or business combinations should we enter into such transactions; and

•	assumed or actual conversions of our convertible debt into common stock.

Liquidity and Capital Resources:

     Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. Our cash, cash equivalents, marketable securities and long-term investments in aggregate decreased $6.6 million during the three months ended May 31, 2004 to $148.7 million. Working capital decreased $21.4 million to $104.1 million at May 31, 2004. For the three months ended May 31, 2004, the decrease in cash, cash equivalents, marketable securities and long-term investments resulted from net loss, excluding non-cash changes, plus changes in working capital items plus:

•	$4.6 million in expenditures on property, equipment and software, including capitalized software

•	$4.5 million in payments for restructuring obligations

•	$0.6 million in principal payments on long-term debt and capital leases

Offset by:

•	$0.5 million in cash proceeds from the exercise of stock options

     Cash used in operations was $1.0 million and $0.2 million for the three months ended May 31, 2004 and 2003, respectively. The decline in operating cash flows of $0.8 million in the three months ended May 31, 2004 compared to the same period in the prior year resulted from an increased operating loss, net of non-cash items, offset by a decrease in the payment of interest on our convertible debt as a result of the decrease in our outstanding debt balance.

     Cash (used in) provided by investing activities was $(20.3) million and $8.1 million during the three months ended May 31, 2004 and 2003, respectively. Investing activities consist of the sales and purchases of marketable securities and long-term investments, purchases of property and equipment, purchases and capitalization of software and acquisitions of businesses. Total purchases of property, equipment and software, including capitalized software, were $4.6 million during the three months ended May 31, 2004, an increase of $1.7 million over the comparable period in 2003.

     Purchases of long-term investments and marketable securities, net of sales, were $15.7 million in the three months ended May 31, 2004 compared to net sales of $2.2 million in the three months ended May 31, 2003. During the three months ended May 31, 2003, approximately $9.0 million was provided by the elimination of cash restrictions upon the transfer of most of our letters of credit from Bank of America (“BOA”) to Silicon Valley Bank (“SVB”).

     Cash used in financing activities was $0.2 million and $0.7 million during the three months ended May 31, 2004 and 2003, respectively. Cash used in financing activities consisted of payments of long-term debt and capital lease obligations offset by proceeds from the exercise of stock options and employee stock plan purchases.

     The Company had $175.5 million and $250.0 million in Notes as of May 31, 2004 and 2003, respectively. The Notes bear interest at 5.0% per annum which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $168.9 million and $174.4 million on May 31, 2004 and February 29, 2004, respectively, based on market quotes. The Notes mature in November 2007 and are convertible into approximately 4.0 million shares of the Company’s common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock, we subdivide, combine or reclassify our common stock, we issue rights to our common stockholders to purchase our common stock at less than market price, we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends), or we make certain repurchases of our common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants. On or after November 7, 2003, we may redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made on at least 30 days’ notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price
November 7, 2003 through October 31, 2004	103%
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

     In fiscal 2004, the Company exchanged $74.5 million of the Notes for 9,725,750 shares of its common stock in privately negotiated transactions with note holders. The offer and issuance of the common stock underlying these transactions are exempt from registration under Section 3(a) (9) of the Securities Act of 1933 and were freely traded upon issuance.

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

     On January 14, 2003, we entered into a one-year unsecured revolving credit facility with SVB for $20.0 million. In March 2004, we renewed the unsecured revolving credit facility with SVB for $15.0 million. Under the terms of this credit facility, we may request cash advances, letters of credit, or both. The credit facility requires us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be greater than $130.0 million as of May 31, 2004, $140.0 million as of August 31, 2004 and November 30, 2004 and $150.0 million as of February 28, 2005; and (ii) a ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus, long-term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 1.75 to 1.0. We were in compliance with all financial covenants as of May 31, 2004. There were no cash draws outstanding under the credit facility as of May 31, 2004.

     In addition, the SVB credit facility requires us to maintain $50.0 million in funds with SVB and its affiliates. The credit facility also restricts the amount of additional debt we can incur and restricts the amount of cash that we can use for acquisitions and for the repurchase of convertible debt. Under the terms of the SVB credit facility, we maintain the right to terminate the credit facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the credit facility, SVB has the right to obtain a lien on all of our assets, other than intellectual property, upon an occurrence of default, unless we terminate the facility as provided above. The credit facility also provides that, upon an event of default, we are prohibited from paying a cash dividend to our shareholders. As of May 31, 2004, we had $9.7 million in letters of credit outstanding under this line to secure our lease obligations for office space.

     We have an additional credit agreement with SVB, as amended, under which the Company was able to borrow up to $5.0 million for the purchase of equipment. Amounts may be borrowed under the facility through December 31, 2004, and accrue interest at a fixed annual rate equal to 7.75%. The first advance is repaid monthly over a 24- month period; each advance thereafter is repaid monthly over a 30-month period. Amounts borrowed under the facility in fiscal 2003 accrue interest at an annual rate of 8.25%, and are repaid monthly over a 36-month period. During fiscal 2003, the Company borrowed $2.9 million under this credit facility. The principal balance remaining as of May 31, 2004 was approximately $1.5 million. The Company was in compliance with all financial covenants in this credit agreement as of May 31, 2004.

     As of May 31, 2004, the Company’s future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Nine Months Ending	Fiscal Year Ending Feb. 28 or 29,
	Feb. 28, 2005	2006	2007	2008	2009	Thereafter	Total
Capital lease obligations (1)	$1,237	$1,644	$873	$109	$—	$—	$3,863
Operating lease obligations not in restructuring	8,794	10,017	8,063	7,379	6,481	29,663	70,397
Operating leases obligations in restructuring	4,276	5,429	5,323	4,320	3,182	15,077	37,607
Equipment line of credit (1)	824	773	—	—	—	—	1,597
Convertible subordinated notes (1)	4,388	8,775	8,775	184,275	—	—	206,213

Total fixed commitments	$19,519	$26,638	$23,034	$196,083	$9,663	$44,740	$319,677

(1) Includes principal and interest payments

     The lease commitments in the above table designated as “Operating lease obligations in restructuring” only include the non-cancelable portion of lease commitments included in past restructuring initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”) and SFAS 146, we have reduced these lease commitments by estimated sublease income in determining the total restructuring lease obligations of $12.3 million recorded in the accompanying balance sheet as of May 31, 2004. Please refer to Note 7 in our condensed consolidated financial statements included elsewhere in this report.

     In the future, we may pursue acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

     We may choose to purchase a portion of the Notes in the open market from time to time with cash or enter into alternative transactions to reduce the balance of the Notes, such as exchanging Notes for shares of our common stock, if we are able to do so on terms favorable to us. Purchases of the Notes with cash would reduce our debt outstanding and may result in a decrease to our liquidity and working capital.

     We believe that our existing liquidity and expected cash flows from operations will satisfy our capital requirements for the foreseeable future. We believe that the combination of cash and cash equivalents, marketable securities and long-term investments, and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for the next twelve months. However, weakening economic conditions or weak demand for enterprise application software in future periods could have a material adverse effect on our future operating results and liquidity. Although we have no current plans to do so, we may elect to obtain additional debt or equity financing if we are able to raise it on terms favorable to us. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Off-Balance Sheet Arrangements:

     We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

     We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are oftentimes referred to as a form of off-balance sheet financing. Future minimum lease payments under our operating leases as of May 31, 2004 are detailed previously in “Liquidity and Capital Resources.” We have a one-year unsecured revolving credit facility with SVB for $15.0 million which will expire on March 30, 2005, unless renewed. Under the terms of this credit facility, we may request cash advances, letters of credit, or both. As of May 31, 2004, $9.7 million in letters of credit were outstanding under this line to secure our lease obligations for certain office space.

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

     To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no material claims are outstanding as of May 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payment will not have a material adverse effect on our operating performance or financial condition.

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

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

     We will be required to generate sufficient cash to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $8.8 million annually with $175.5 million of principal due November 2007. As of May 31, 2004, the remaining principal and interest payments due under the Notes were $206.2 million. Our cash, cash equivalents, marketable securities and long-term investments totaled $148.7 million as of May 31, 2004. Assuming our cash, cash equivalents, marketable securities and long-term investments remain constant from our May 31, 2004 levels, we will have to generate a minimum of $57.5 million of net cash flow through any combination of normal operations of the Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Concerns about our ability to meet our debt service obligations could negatively affect our ability to attract and retain customers. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

WE MAY CHOOSE TO EXCHANGE THE NOTES FOR SHARES OF OUR COMMON STOCK IN THE OPEN MARKET OR PURCHASE A PORTION OF THE NOTES FOR CASH, WHICH COULD MATERIALLY DILUTE EXISTING STOCKHOLDERS OR COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

     We have issued 9,725,750 shares of our common stock in exchange for the Notes in privately negotiated transactions under Section 3(a)(9) of the Securities Act of 1933, and we expect to enter into such transactions from time to time if we are able to do so on terms that are favorable to us. If we choose to enter into privately negotiated transactions to exchange some of our outstanding Notes for shares of our common stock, it could materially dilute the ownership percentage of our existing shareholders and result in a non-cash charge to earnings. In addition, to the extent we are able to do so on terms favorable to us; we may choose to purchase a portion of the Notes outstanding from time to time in the open market with cash. While the terms of our credit facility impose certain limits on our ability to repurchase our debt securities with cash, we are permitted to do so subject to compliance with the terms and conditions set forth in the credit facility. If purchases of the Notes in the open market were funded from available cash and cash equivalents, it could have a material adverse effect on our liquidity and financial condition.

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

     In January 2003, we entered into a new unsecured $20.0 million credit facility with SVB to replace the BOA credit facility. We renewed the unsecured credit facility with SVB on March 31, 2004 with borrowing capacity reduced to $15.0 million. We also have an additional credit agreement with SVB, under which the Company is able to borrow up to $5.0 million for the purchase of equipment. As of May 31, 2004, approximately $9.7 million of letters of credit were outstanding with SVB, and approximately $1.5 million was outstanding under the equipment financing credit line with SVB. If our future financial performance results in a violation of financial covenants under the new credit facility with SVB, or with our equipment financing credit line with SVB, we could be required to provide cash collateral for letters of credit or repay outstanding borrowings, which would have a material adverse effect on our liquidity and financial condition.

RISKS RELATED TO OUR BUSINESS

ADVERSE ECONOMIC AND POLITICAL CONDITIONS CAUSED A DETERIORATION OF DEMAND IN THE MARKETS FOR OUR PRODUCTS AND SERVICES IN RECENT YEARS AND HAVE ADVERSELY AFFECTED AND COULD FURTHER ADVERSELY AFFECT OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Our revenue and operating results depend on the overall demand for our software and related services. Regional and global adverse changes in the economy and political upheaval and unrest caused a deterioration of the markets for our products and services in recent years. This resulted in reductions, delays and postponements of customer purchases, which materially and adversely affected our financial performance during fiscal 2002, fiscal 2003, fiscal 2004 and the first quarter of fiscal 2005. Demand for our solutions designed to optimize pricing and revenue management, a component of our demand management solutions, was more severely affected than our other solutions for which there are more mature markets. Although our markets deteriorated in most industries and geographies, industries most severely affected include, among others, chemical & energy, high technology, and travel, transportation & hospitality. Industries less affected include aerospace & defense, communications, consumer packaged goods, government, life sciences and retail. If these adverse conditions continue or worsen, we would likely experience further reductions, delays and postponements of customer purchases further adversely affecting our operating performance and financial condition.

     National and global responses to future hostilities and terrorist attacks may materially and adversely affect demand for our software and services because of the economic and political effects on our markets and by interrupting the ability of our customers to do business in the ordinary course, as a result of a variety of factors, including, among others, changes or disruptions in movement and sourcing of materials, goods and components or possible interruptions in the flow of information or monies.

WE EXPERIENCED SIGNIFICANT LOSSES IN RECENT YEARS DUE TO A DETERIORATION OF DEMAND IN OUR MARKETS RESULTING FROM WEAKENING ECONOMIC CONDITIONS AND INCREASED POLITICAL INSTABILITY COMMENCING IN FISCAL 2002.

     We recently incurred significant losses. Beginning in fiscal 2002, weakening economic conditions and increased political instability resulted in deteriorations in our markets. We experienced sequential declines in software and total revenue during our second and third quarters of fiscal 2002. Further weakening of economic conditions, which severely affected the timing of capital spending decisions for computer software, particularly enterprise application software, further negatively affected the markets for our products and services. This again resulted in sequential quarterly declines in software and total revenue in our first three quarters of fiscal 2003 and the second quarter of fiscal 2004. For the three months ended May 31, 2004, there were declines in software and total revenue in comparison to the fourth quarter of fiscal 2004. The losses incurred during these periods were $115.2 million in fiscal 2002, $212.2 million in fiscal 2003, $103.8 million in fiscal 2004 and $7.7 million for the three months ended May 31, 2004. Our ability to improve our financial performance will depend on a stabilization or improvement of economic conditions resulting in increased demand for our software and our continued ability to align our cost structure with revenue without hindering our ability to grow revenue in future periods. If market conditions for our software do not improve or if we do not successfully continue to align our cost structure with our revenue without hindering our ability to grow revenue, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

WE RECORDED A GOODWILL IMPAIRMENT CHARGE OF $96.3 MILLION IN OUR FOURTH QUARTER OF FISCAL 2003 AS A RESULT OF SIGNIFICANT DECLINES IN OUR STOCK PRICE OVER FISCAL 2003. IF OUR STOCK PRICE DECREASES TO LEVELS SUCH THAT THE IMPLIED FAIR VALUE OF THE COMPANY IS SIGNIFICANTLY LESS THAN STOCKHOLDERS’ EQUITY FOR A SUSTAINED PERIOD OF TIME, WE MAY BE REQUIRED TO RECORD ADDITIONAL SIGNIFICANT NON-CASH CHARGES ASSOCIATED WITH GOODWILL IMPAIRMENT.

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

     During the quarters ended August 31, 2002, November 30, 2002 and February 28, 2003, we experienced adverse changes in our stock price resulting from a decline in our financial performance caused by adverse business conditions that have affected the technology industry, especially enterprise application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002, November 30, 2002 and February 28, 2003 and determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill, but as of February 28, 2003, there was an impairment of goodwill. As a result of the impairment of goodwill as of February 28, 2003, we recorded non-cash goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. We will continue to test for impairment on an annual basis, coinciding with our fiscal year-end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price is significantly lower than recent levels such that the implied fair value of the Company is significantly less than stockholders’ equity for a sustained period of time, among other factors, we may be required to record an additional impairment loss related to goodwill below its carrying amount. We performed a test for goodwill impairment at February 29, 2004, which is our annual date for goodwill impairment review, and determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of the Company as of February 29, 2004 there was no impairment of goodwill. We will continue to test for impairment on an annual basis, coinciding with our fiscal year-end, or on an interim basis if circumstances change that would more likely than not reduce the implied fair value of the Company below its carrying value.

OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF SIGNIFICANT NON-CASH CHARGES WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

     We will incur significant non-cash charges in the future related to the amortization of acquired technology and intangible assets from past acquisitions. During fiscal 2002, we announced that we were required to write-off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. During fiscal 2003, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. Also during fiscal 2003, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. During fiscal 2002, 2003, 2004 and the first quarter of fiscal 2005, we recorded write-downs of long-lived assets associated with restructuring and lease abandonments of approximately $0.1 million, $2.5 million, $4.2 million and $0.2 million, respectively, consisting of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to permanently vacating office space. During fiscal 2004, we exchanged $74.5 million of the Notes for 9.7 million shares of our common stock in privately negotiated transactions, which resulted in a non-cash debt conversion expense of $59.8 million. We may also incur non-cash charges in future periods related to impairments of long-lived assets and future exchanges of Notes for shares of our common stock, if any. To achieve profitability, we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.

IF OUR RESTRUCTURING PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, WE MAY SUFFER MATERIAL HARM TO OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     Because of the downturn in our markets as a result of progressive weakening of global economic conditions and increased political instability during fiscal 2002, fiscal 2003, fiscal 2004 and for the three months ended May 31, 2004, we faced significant challenges in our ability to stabilize revenue, improve operating performance and expand market share. In response to the impact on our financial performance, we implemented restructuring plans and cost containment and cost reduction measures and are continuing to implement cost containment and cost reduction measures to align our cost structure with our revenues. These actions have included, among other things, workforce reductions and mandatory unpaid leave programs. In fiscal 2002, fiscal 2003, fiscal 2004 and for the three months ended May 31, 2004, we recorded restructuring and lease abandonment charges (benefits) of $6.6 million, $19.2 million, $18.6 million and $(2.5) million, respectively. In addition, we may incur additional restructuring charges in future periods. If we fail to achieve the desired results of our restructuring plans and our cost containment and cost reduction measures, we may suffer material harm to our operating performance and financial condition.

WE REDUCED OUR WORKFORCE AS PART OF OUR COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO ATTRACT AND RETAIN A QUALIFIED WORKFORCE, OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     We believe that our success depends on our ability to motivate and retain highly skilled technical, managerial, sales, marketing and services personnel. Competition for skilled personnel can be intense, and there can be no assurance that we will be successful in attracting, motivating and retaining the personnel required to improve our financial performance and grow. During the second half of fiscal 2004 and the three months ended May 31, 2004, voluntary employee attrition has increased compared to recent periods. In addition, the cost of hiring, training and retaining skilled employees is high. Failure to attract and retain highly skilled personnel could materially and adversely affect our business.

     Our cost containment and cost reduction initiatives may yield unintended consequences, such as attrition beyond our planned reduction in workforce, reduced employee morale and decreased productivity. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. As a result of these factors, our remaining personnel may seek alternate employment, such as with larger, more established companies or companies that they perceive as having less volatile stock prices or better prospects. Continuity of personnel is a very important factor in sales and implementation of our software and our product development efforts. Attrition beyond our planned reduction in workforce or a material decrease in employee morale or productivity could have a material adverse effect on our operating performance and financial condition.

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

WE REDUCED OUR SALES FORCE AS PART OF OUR COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO FIELD AN EFFECTIVE SALES ORGANIZATION, OUR ABILITY TO GROW WILL BE LIMITED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     We have reduced our sales force in fiscal 2002, fiscal 2003, fiscal 2004 and for the three months ended May 31, 2004 as a result of the deterioration in our markets. Decreasing software revenue and unpaid leave programs have resulted in reduced compensation earned by members of our sales force, which may result in further voluntary attrition of our sales force over time. In order to grow our revenue, we will have to field a more productive sales force. Recently, we replaced a number of our sales account managers and sales management and began to expand our sales force as the markets for our products and solutions appeared to be improving modestly. Our past efforts to expand our sales organization have required significant resources. New sales personnel require training and take time to achieve full productivity. There is no assurance that we will be able to field a more productive sales force or successfully attract and retain qualified sales people at levels sufficient to support growth. Any failure to adequately sell our products could limit our growth and have a material adverse effect on our operating performance and financial condition.

SALES CYCLES FOR OUR PRODUCTS AND SERVICES CAN BE LONG AND UNPREDICTABLE. VARIATIONS IN THE TIME IT TAKES US TO LICENSE OUR SOFTWARE MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS.

     The time it takes to license our software to prospective clients varies substantially, but historically has ranged between three and twelve months. Variations in the length of our sales cycles could cause our revenue to fluctuate widely from period to period. Because we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the licensing of our products could cause significant variations in our revenue from quarter to quarter. These delays occurred on a number of occasions in the past and materially and adversely affected our financial performance, most recently in the quarter ended May 31, 2004. Furthermore, these fluctuations could cause our operating results to suffer in some future periods because our operating expenses are relatively fixed over the short term, and we devote significant time and resources to prospective clients. The length of our sales cycle depends on a number of factors, including the following:

•	the complexities of client challenges our solutions address;

•	the breadth of the solution required by the client, including the technical, organizational and geographic scope of the license;

•	the size, timing and complexity of contractual terms of licenses and sales of our products and services;

•	wide variations in contractual terms, which may defer recognition of revenue;

•	customer financial constraints and credit-worthiness;

•	the evaluation and approval processes employed by the clients and prospects, which has become more complex and lengthy;

•	economic, political and market conditions; and

•	any other delays arising from factors beyond our control.

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

CHANGES IN THE SIZE OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     The size of our software license transactions fluctuates. Fluctuations in the size of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our software and services. Losses of, or delays in concluding, larger software transactions (which typically are more complex, take longer to negotiate and are more subject to delays) have had and could have a proportionately greater effect on our revenue and financial performance for a particular period. For example, we recorded 38 software transactions of $1.0 million or greater in fiscal 2002, 19 software transactions of $1.0 million or greater in fiscal 2003, 18 software transactions of $1.0 million or greater in fiscal 2004 and 1 software transaction of $1.0 million or greater for the three months ended May 31, 2004. As a result of these changes in the size of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may fluctuate significantly in the future.

WE EXPERIENCED DECLINES IN SOFTWARE REVENUE IN FISCAL 2002, FISCAL 2003, FISCAL 2004 AND FOR THE THREE MONTHS ENDED MAY 31, 2004. A REDUCTION IN OUR REVENUE DERIVED FROM SOFTWARE LICENSES RESULTED, AND MAY IN THE FUTURE RESULT, IN REDUCED SERVICES AND SUPPORT REVENUE.

     Our ability to maintain or increase services and support revenue depends on our ability to maintain or increase the amount of software we license to customers. During our fiscal 2003 and 2004, we experienced declines in services revenue primarily as a result of declining software revenue in prior periods. For the three months ended May 31, 2004, we experienced a decrease in service revenue as compared to the first quarter of fiscal 2004. Additional decreases of software license revenue or slowdowns in licensing may have a material adverse effect on our services and support revenue in future periods.

FURTHER DECLINES IN SOFTWARE REVENUE, A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS, OR BOTH, COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     In our third quarter of fiscal 2003, our first two quarters of fiscal 2004, fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, we experienced sequential quarterly declines in support revenue resulting from both the recent decline in software revenue and clients not renewing or partially renewing existing support contracts. Our support revenue includes post-contract support and the rights to unspecified software upgrades and enhancements. Support contracts are generally renewable annually at the option of our customers. We have experienced high rates of renewed annual support contracts from our customers. If our software revenue does not grow and if our customers fail to renew or to fully renew their support contracts at historical rates, our support revenue could materially decline.

WE HAVE A HISTORY OF SUPPLEMENTING OUR EXISTING REVENUE GENERATION CAPABILITIES THROUGH ACQUISITIONS OF BUSINESSES AND TECHNOLOGY. ACQUISITIONS INCREASE BUSINESS AND FINANCIAL RISK. WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING ACQUISITIONS IN THE PAST.

     An acquisition involves the integration of a business that has previously operated independently and increases the business and financial risk of the acquirer. In fiscal 2001, 2002 and 2003 we acquired the products and operations of Talus, STG Holdings, Inc., OneRelease, CSD, SpaceWorks, WDS and DFE. In connection with these and any future acquisitions, there can be no assurance that we will:

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

     We directly compete with other enterprise application software vendors including: Adexa, Aspen Technology, DemandTec, The Descartes Systems Group, Global Logistics Technologies, i2 Technologies, JDA Software, Khimetrics, Logility, Manhattan Associates, Mercia, Metreo, PROS Revenue Management, Rapt, Retek, Sabre, SAP, Viewlocity and Zilliant. Certain enterprise resource planning (“ERP”) vendors, in addition to SAP, all of which are substantially larger than Manugistics, have acquired or developed demand and supply chain management software companies, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle, PeopleSoft and SSA Global Technologies. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and larger installed bases of clients. Some of our current and potential competitors, particularly, but not limited to, Oracle and PeopleSoft, may combine pursuant to recently announced tender offers and subsequently utilize enhanced financial and human resources to develop and sell more competitive demand chain and supply chain products. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

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

AS A RESULT OF THE WDS ACQUISITION, AN INCREASED PERCENTAGE OF OUR REVENUE HAS BEEN DERIVED FROM CONTRACTS WITH THE GOVERNMENT. GOVERNMENT CONTRACTS ARE SUBJECT TO COST AND OTHER AUDITS BY THE GOVERNMENT AND TERMINATIONS FOR THE CONVENIENCE OF THE GOVERNMENT. GOVERNMENT PROCUREMENT IS HIGHLY REGULATED, AND CONTRACTORS ARE SUBJECT TO THE RISKS OF PROTESTS, CLAIMS, PENALTIES, FINES, DEFAULT TERMINATION, AND RESCISSION, AMONG OTHER ACTIONS. THE ADVERSE RESULT OF A GOVERNMENT AUDIT OR ACTION AGAINST ANY OF OUR CONTRACTS WITH THE GOVERNMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

Government contracts face special risks due to potential audits by government agencies.

     The WDS acquisition significantly increased the percentage of our revenue derived from contracts with the Federal Government. Government contractors are commonly subject to various audits and investigations by Government agencies. One agency that oversees or enforces contract performance is the Defense Contract Audit Agency (“DCAA”). The DCAA generally performs a review of a contractor’s performance on its contracts, its pricing practices, costs and compliance with applicable laws, regulations and standards and to verify that costs have been properly charged to the Government. Although the DCAA completed an initial review of our accounting practices and procedures allowing us to invoice the Government, it has yet to exercise its option to perform an audit of our actual invoicing of Government contracts. These audits may occur several years after completion of the audited work. If an audit were to identify significant unallowable costs, we could have a material charge to our earnings or reduction to our cash position as a result of the audit and this could have a material adverse effect on our operating performance and financial condition.

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

     In addition, Government contracts may be subject to termination by the Government for its convenience, as well as termination, reduction or modification in the event of budgetary constraints or any change in the Government’s requirements. If any of our time-and-materials or fixed-priced contracts were to be terminated for the Government’s convenience, we would probably receive only the purchase price for items delivered prior to termination, reimbursement for allowable costs for work-in-progress and an allowance for profit on the contract, or an adjustment for loss if completion of performance would have resulted in a loss. Government contracts are also conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis, even though the contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually only partially funded, and Congress must annually determine if additional funds will be appropriated to the program. As a result, long-term contracts are subject to cancellation if appropriations for future periods become unavailable. We have not historically experienced any significant material adverse effects as a result of the Government’s failure to fund programs awarded to us. If the Government were to terminate some or all of our contracts or reduce appropriations, cancel appropriations or both to a program under which we have a contract, our operating performance and financial condition could be materially and adversely affected.

Competitive bidding, a cornerstone to government contracting, imposes risks and costs.

     We derive significant revenue from federal contracts awarded through a competitive bidding process, which can impose substantial costs upon us. We will lose revenue if we or our contracting partners (typically, prime contractors with whom we subcontract) fail to compete effectively. Competitive bidding imposes substantial costs and presents a number of risks, including: the need to bid before design is complete, bid and proposal costs, risks in estimation of prospective needs, and bid protests that may delay or derail awards.

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

     We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may be ineffective in controlling unknown or unmanaged risks or losses, which could harm our business.

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

     Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to:

•	terminate existing contracts for convenience, as well as default;

•	reduce or modify contracts or subcontracts, often unilaterally;

•	terminate security clearances and thereby prevent classified contracting;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent years become unavailable;

•	decline to exercise options to renew multi-year contracts;

•	claim rights in certain products, systems, and technology produced by us;

•	prohibit future awards based on a finding of an organizational conflict of interest; subject contract awards to protest; and

•	suspend or debar contractors.

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

     Our failure to properly comply with or address any of the above factors could adversely affect the success of our international operations and could have a material adverse effect on our operating performance and financial condition.

CHANGES IN THE VALUE OF THE U.S. DOLLAR, IN RELATION TO THE CURRENCIES OF FOREIGN COUNTRIES WHERE WE TRANSACT BUSINESS, COULD HARM OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     In May 31, 2004, 30.0% of our total revenue was derived from outside the United States. Our primary international operations are located throughout Europe and Asia-Pacific. We also have operations in Brazil, Canada and Mexico. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. For example, we recently opened offices in Malaysia, The Philippines and The People’s Republic of China. We expect to use an increasing number of foreign currencies, causing our exposure to currency exchange rate fluctuations to increase. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenues and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and costs and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

WE MAY BE SUBJECT TO FUTURE LIABILITY CLAIMS, AND THE REPUTATIONS OF OUR COMPANY AND PRODUCTS MAY SUFFER.

     Many of our implementations involve projects that are critical to the business operations of our clients and provide benefits, some of which may be difficult to quantify. Any failure in a client’s system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. We have entered into and plan to continue to enter into agreements with software vendors, consulting firms, resellers and others whereby they market and implement our solutions. If these vendors fail to meet their clients’ expectations or cause failures in their clients’ systems, our reputation and that of our products could be materially and adversely affected even if our software products perform in accordance with their functional specifications.

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

     In June 2003, our Board of Directors approved an amendment to our 1998 stock option plan to issue restricted shares of Manugistics’ common stock to our employees. This amendment was approved by stockholders at our Annual Meeting on July 29, 2003. On October 17, 2003, we issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees vest over four years. The fair value of the restricted stock awards granted of approximately $1.3 million was recorded as a component of deferred compensation. In the three months ended May 31, 2004, 15,000 shares of restricted stock were cancelled resulting in a reduction of the restricted stock component of deferred compensation to $1.2 million. Accordingly, we are required to record compensation expense over the life of the vesting period of the restricted stock. We will be required to record additional compensation expense to the extent that we issue restricted stock to our employees in future periods. Such a change could have a material effect on our operating performance.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders’ equity. Revenue outside of the United States was 30.0% and 28.2% for the three months ended May 31, 2004 and 2003, respectively. Revenue outside the United States is derived from operations in Australia, Belgium, Brazil, Canada, The People’s Republic of China, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Netherlands, Philippines, Singapore, Sweden, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our condensed consolidated financial statements. None of the components of our financial statements were materially affected by exchange rate fluctuations during the three months ended May 31, 2004 and 2003. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

     Interest Rate Risk. Our long-term investments, marketable securities and certain cash equivalents are subject to interest rate risk. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. We manage this risk by maintaining an overall investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. All securities in our long-term investment portfolio mature in two years or less. Instruments in our entire portfolio include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. On May 31, 2004 and February 29, 2004, the fair market value of our long-term investments and marketable securities held was $32.0 million and $16.3 million, respectively.

     We also hold cash balances in accounts with commercial banks in the United States and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Generally, operating cash balances held at banks outside of the United States are denominated in the local currency.

     The United States Federal Reserve Board influences the general market rates of interest. The federal funds rate was 1.75% as of March 1, 2002. During fiscal 2003 and fiscal 2004, the federal funds rate was further reduced by 75 basis points to its February 29, 2004 level of 1.00%. As of June 30, 2004, the Federal Reserve increased federal funds rate by 25 basis points to 1.25% because of concerns regarding increased inflationary pressure. According to the Federal Reserve, recent inflationary pressures are transitory and as long as the core inflation rate stays within an acceptable range (approximately 1.75% to 2.25%), the Federal Reserve is expected to move towards a neutral federal funds rate range (approximately 2.50% to 3.50%).

     The weighted average yield on interest-bearing investments held as of May 31, 2004 and 2003 was approximately 1.2%. Based on our investment holdings at May 31, 2004, a 100 basis point decline in the average yield would reduce our annual interest income by $1.5 million.

     Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and long-term investments and trade accounts receivable. We have policies that limit investments to investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables since most of our customers are large, well-established companies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry, and no single customer has accounted for more than 10% of our consolidated revenue on an annual basis, although we have had customers which accounted for more than 10% of our consolidated revenue on a quarterly basis. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our management evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

     There have been no changes in our internal control over financial reporting that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 12, 2004 , the Company entered into an amendment to an existing Alliance Agreement with International Business Machines Corporation (“IBM”) under which the companies will now develop, market, sell and deliver demand and supply chain solutions globally. In connection with the entering into the amendment to the Alliance Agreement, on March 12, 2004 the Company issued a warrant (the “Warrant”) to IBM to acquire 250,000 shares of the Company’s Common Stock at a per share purchase price of $8.51, in reliance upon an exception provided under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The Warrant is immediately exercisable, expires March 12, 2009, and provides for customary registration and indemnification rights and certain limited transfer rights.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.0	Warrant Agreement dated as of March 12, 2004 made by Manugistics Group, Inc to International Business Machines (“IBM”).

31.1	Certification of Chief Executive Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1)	On March 31, 2004, we furnished a Current Report on Form 8-K dated March 31, 2004 reporting under Item 12 our issuance of a press release announcing our financial results for the fourth quarter and fiscal year ended February 29, 2004.

2)	On April 15, 2004, we furnished a Current Report on Form 8-K dated April 14, 2004 reporting under Item 9 our issuance of a press release announcing our strategic alliance with IBM.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2004.

MANUGISTICS GROUP, INC.
 (Registrant)

Date:	July 12, 2004
/s/Raghavan Rajaji

Raghavan Rajaji
Executive Vice President and
Chief Financial Officer
(Principal financial officer)

/s/ Kelly Davis-Stoudt

Kelly Davis-Stoudt
Vice President, Controller and
Principal Accounting Officer
(Principal accounting officer)