Form 10-Q
period 2004-08-31
MANUGISTICS GROUP INC
filed 2004-10-12
CIK 908440

U.S.
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

Yes  ☒          No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☒          No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  82.3 million shares of common stock, $.002 par value, as of September 30, 2004.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	August 31, 2004	February 29, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$101,908	$138,984
Marketable securities	19,068	7,316

Total cash, cash equivalents and marketable securities	120,976	146,300
Accounts receivable, net of allowance for doubtful accounts of $5,870 and $4,395 at August 31, 2004 and February 29, 2004, respectively	42,782	55,575
Other current assets	12,595	11,924

Total current assets	176,353	213,799

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	21,214	21,632
Software development costs, net of accumulated amortization	13,979	14,224
Long-term investments	16,935	8,999
Goodwill	185,534	185,501
Acquired technology, net of accumulated amortization	19,931	27,023
Customer relationships, net of accumulated amortization	12,659	15,984
Other intangibles and non-current assets, net of accumulated amortization	9,887	10,919

TOTAL ASSETS	$456,492	$498,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,650	$10,368
Accrued compensation	5,300	6,180
Accrued restructuring	6,581	5,112
Deferred revenue	34,884	43,748
Other current liabilities	22,772	22,857

Total current liabilities	76,187	88,265

NON-CURRENT LIABILITIES:
Convertible debt	175,500	175,500
Accrued restructuring	10,023	14,393
Long-term debt and capital leases	2,380	2,633
Other non-current liabilities	308	430

Total non-current liabilities	188,211	192,956

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock, $.002 par value per share; 300,000 shares authorized; 82,304 and 81,973 issued and outstanding at August 31, 2004 and February 29, 2004, respectively	165	164
Additional paid-in capital	777,057	775,969
Deferred compensation	(1,186)	(1,410)
Accumulated other comprehensive income	2,383	3,615
Accumulated deficit	(586,325)	(561,478)

Total stockholders’ equity	192,094	216,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$456,492	$498,081

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
REVENUE:
Software	$11,111	$17,802	$21,479	$37,711
Support	21,296	21,085	42,717	42,554
Services	16,374	18,414	33,932	39,917
Reimbursed expenses	2,481	2,406	4,717	5,166

Total revenue	51,262	59,707	102,845	125,348

OPERATING EXPENSES:
Cost of revenue:
Cost of software	3,422	4,449	7,336	8,865
Amortization of acquired technology	3,546	3,546	7,092	7,118

Total cost of software	6,968	7,995	14,428	15,983

Cost of services and support	19,040	20,940	37,230	44,452
Cost of reimbursed expenses	2,481	2,406	4,717	5,166
Non-cash stock compensation expense for cost of services and support	6	236	75	597

Total cost of services and support	21,527	23,582	42,022	50,215

Sales and marketing	15,225	16,034	30,465	32,883
Non-cash stock compensation expense for sales and marketing	6	124	26	332

Total cost of sales and marketing	15,231	16,158	30,491	33,215

Product development	8,566	8,811	16,894	20,104
Non-cash stock compensation expense for product development	5	35	15	83

Total cost of product development	8,571	8,846	16,909	20,187

General and administrative	6,006	5,897	12,020	12,246
Non-cash stock compensation expense for general and administrative	31	92	52	200

Total cost of general and administrative	6,037	5,989	12,072	12,446

Amortization of intangibles	1,662	1,004	3,324	2,008
Restructuring and lease abandonment charges	6,222	345	3,705	10,482

Total operating expenses	66,218	63,919	122,951	144,536

LOSS FROM OPERATIONS	(14,956)	(4,212)	(20,106)	(19,188)
OTHER EXPENSE, NET	(1,808)	(3,327)	(4,070)	(6,623)
LOSS BEFORE INCOME TAXES	(16,764)	(7,539)	(24,176)	(25,811)
PROVISION FOR INCOME TAXES	350	420	671	619
NET LOSS	$(17,114)	$(7,959)	$(24,847)	$(26,430)

BASIC AND DILUTED LOSS PER SHARE	$(0.21)	$(0.11)	$(0.30)	$(0.38)

SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION	81,907	70,424	81,863	70,264

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended August 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,847)	$(26,430)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,684	19,092
Amortization of debt issuance costs	452	623
Restructuring and lease abandonment charges	3,705	10,482
Non-cash stock compensation expense	168	1,212
Bad debt expense	2,314	1,062
Other	465	246
Changes in assets and liabilities:
Accounts receivable	10,479	11,126
Other assets	(410)	(1,795)
Accounts payable	(3,718)	1,402
Accrued compensation	(880)	(1,240)
Other liabilities	(469)	(1,793)
Accrued restructuring	(5,851)	(5,918)
Deferred revenue	(8,864)	(5,649)
Net cash (used in) provided by operating activities	(7,772)	2,420

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	2,029
Restricted cash	—	8,958
(Purchases) sales of marketable securities, net	(11,838)	2,256
Purchases of property and equipment	(2,903)	(796)
Capitalization and purchases of software	(4,745)	(5,728)
Purchases of long-term investments, net	(7,936)	—
Net cash (used in) provided by investing activities	(27,422)	6,719

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(1,272)	(1,658)
Proceeds from exercise of stock options and employee stock plan purchases	600	1,047
Net cash used in financing activities	(672)	(611)

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	(1,210)	(119)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,076)	8,409
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,984	134,789
CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,908	$143,198

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,546	$6,688

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of capital leases	$1,364	$—

See accompanying notes to the condensed consolidated financial statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2004

1.                The Company and Basis of Presentation

The Company

Manugistics Group, Inc. (the “Company”) is a leading global provider of demand-driven supply chain management software products and services.  The Company combines its products and services to deliver solutions that address the specific demand-driven supply chain business needs of its clients. The Company’s approach to client delivery is to advise clients on how to best use its software and other technologies across their entire demand-driven supply chain. The Company’s solutions enable companies to reduce their operating costs, improve customer service and increase their top-line revenue by allowing them to plan, optimize and synchronize their entire demand-driven supply chain.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim reporting and the guidance provided in the instructions to the quarterly report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the periods presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 2005.

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

2.                Stock-Based Compensation Plans & Employee Stock Option Exchange Program

Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic value based method of accounting. If the Company accounted for its stock-based compensation plan using the fair value based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure,” the Company’s net loss and loss per basic and diluted share amounts would have been as follows (amounts in thousands except per share amounts):

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net loss, as reported	$(17,114)	$(7,959)	$(24,847)	$(26,430)
Add: Stock-based compensation expense included in reported net loss, net of tax	48	487	168	1,212
Deduct: Stock-based compensation expense determined under the fair-value method, net of tax	(1,572)	(2,068)	(3,742)	(311	)(1)

Pro forma net loss	$(18,638)	$(9,540)	$(28,421)	$(25,529)

Basic and diluted loss per share, as reported	$(0.21)	$(0.11)	$(0.30)	$(0.38)
Basic and diluted loss per share, pro forma	$(0.23)	$(0.14)	$(0.35)	$(0.36)

(1) Includes the impact of actual stock option forfeitures related to employee terminations.

Consistent with the Company’s accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited condensed consolidated financial statements, the Company has not provided a tax benefit or expense on the pro forma expense in the above table.

During the three and six months ended August 31, 2004, stock options granted had weighted average fair values of $1.36 and $1.96, respectively, and during both the three and six months ended August 31, 2003, stock options granted had weighted average fair values of $4.26 per share as calculated using the Black-Scholes option valuation model.

The weighted average estimated fair value of the common stock purchase rights granted under the employee stock purchase plan during both the three and six months ended August 31, 2003 was $1.10 per share. There were no stock purchase rights granted under the employee stock purchase plan during the three and six months ended August 31, 2004. The employee stock purchase plan was suspended as of June 30, 2003. At the 2004 Annual Meeting of Shareholders, the shareholders of the Company approved the 2004 Employee Stock Purchase Plan of Manugistics Group, Inc., and participation commenced on September 1, 2004.

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

	OPTIONS		ESPP		OPTIONS		ESPP
	Three Months Ended August 31,		Three Months Ended August 31,		Six Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Risk-free interest rate	2.86%	2.63%	N/A	1.36%	2.75%	2.63%	N/A	1.36%
Expected term	3.35 years	5.63 years	N/A	6 months	3.45 years	5.63 years	N/A	6 months
Volatility	0.7796	1.03	N/A	.8492	0.8062	1.03	N/A	.8492
Dividend Yield	0%	0%	N/A	0%	0%	0%	N/A	0%

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

Options cancelled in the exchange program and the new options have been treated as fixed option awards for accounting purposes as the new options were granted six months and five days after the cancellation date and any options granted after August 9, 2002 (the “look-back” period) were required to be exchanged in order for employees to participate in the program. Therefore, no compensation expense will be recorded as a result of the exchange program.

Restricted Stock Program. In June 2003, the Company’s Board of Directors approved an amendment to its 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by shareholders at the Company’s Annual Meeting of Shareholders on July 29, 2003. On October 17, 2003, the Company issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in four equal increments over four years from the date of grant, with the first increment vesting on April 17, 2005. The quoted market price of the restricted stock awards granted of approximately $1.3 million was recorded as a component of deferred compensation and will be amortized over the vesting period. In the six months ended August 31, 2004, 30,000 shares of unvested restricted stock were cancelled due to the termination of employees and $0.2 million was reversed from deferred compensation. Additionally, 200,000 shares, which vest in full on January 1, 2006, were issued to the new Chief Executive Officer, resulting in an increase in deferred compensation in stockholders’ equity of $0.5 million. The Company recorded $0.2 million and $0.3 million in compensation expense related to restricted shares outstanding during the three and six months ended August 31, 2004, respectively.

3.                Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options, restricted stock and Warrant to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company’s convertible subordinated debt. The dilutive effect of options, restricted stock and Warrant to acquire 0.5 million and 0.7 million shares for the three months ended August 31, 2004 and 2003, respectively, and 0.8 million and 0.1 million shares for the six months ended August 31, 2004 and 2003, respectively, was excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for the three and six month periods ended August 31, 2004 and 2003 because it was anti-dilutive.

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

Indemnification. The Company licenses software to its clients under contracts which the Company refers to as Software License Agreements (“SLA”).  Each SLA contains the relevant terms of the contractual arrangement with the client, and generally includes provisions for indemnifying the client against damages, judgments, reasonable cost and expenses incurred by the client for any claim or suit based on infringement of a trademark or copyright as a result of the client’s use of the Company’s software.  The SLA generally limits the indemnification obligations in a variety of industry-standard respects. To date, the Company has not had to reimburse any of its clients for any losses related to these indemnification provisions and no material claims are outstanding as of August 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s operating performance, financial condition and cash flows.

The SLA generally provides that in the event of a determination that the Company’s software, or the client’s use of the Company’s software, infringes any trademark or copyright of any third party, or if the Company reasonably believes that such is the case, the Company, at its option and expense, has the right to obtain for the client the right to continue using the infringing item, replace the infringing item or modify the infringing item so that it is no longer infringing.

Product Warranty. The Company generally warrants its software products. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

5.                Intangible Assets and Goodwill

Acquisition-related intangible assets subject to amortization as of August 31, 2004 and February 29, 2004 were as follows (amounts in thousands):

August 31, 2004	Gross Assets	Accumulated Amortization	Net Assets

Acquired technology	$64,739	$(44,808)	$19,931
Customer relationships	28,109	(15,450)	12,659

Total	$92,848	$(60,258)	$32,590

February 29, 2004	Gross Assets	Accumulated Amortization	Net Assets

Acquired technology	$64,739	$(37,716)	$27,023
Customer relationships	28,109	(12,125)	15,984

Total	$92,848	$(49,841)	$43,007

The change in the carrying amount of goodwill for the six months ended August 31, 2004 was as follows (amounts in thousands):

Balance as of February 29, 2004	$185,501
Foreign currency translation adjustments, net	33

Balance as of August 31, 2004	$185,534

During the six months ended August 31, 2004, the Company experienced adverse changes in its stock price resulting from a decline in its financial performance caused by adverse business conditions that have affected the technology industry, especially enterprise application software companies. Based on these factors, the Company performed a test for goodwill impairment at August 31, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2004, there was no impairment of goodwill.

Amortization expense for acquisition related intangible assets was $5.2 million and $4.6 million for the three months ended August 31, 2004 and 2003, respectively, and $10.4 million and $9.1 million for the six months ended August 31, 2004 and 2003, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets for the six month period ending February 29, 2005 and future fiscal years is as follows (amounts in thousands):

	Six Months Ending February 28,	Fiscal Year Ending February 28 or 29,
	2005	2006	2007	2008	2009	Thereafter	Total
Amortization expense	$9,439	$12,497	$7,146	$2,517	$914	$77	$32,590

6.                Comprehensive Loss

Other comprehensive loss relates primarily to foreign currency translation (losses) income and unrealized gains (losses) on investments in marketable securities and long-term investments. The following table sets forth the comprehensive loss for the three and six month periods ended August 31, 2004 and 2003 (amounts in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Net loss	$(17,114)	$(7,959)	$(24,847)	$(26,430)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on investments	60	—	(194)	(9)
Foreign currency translation adjustment	(440)	(586)	(1,038)	603
Total comprehensive loss	$(17,494)	$(8,545)	$(26,079)	$(25,836)

7.                Restructuring and Lease Abandonment Charges

The following table sets forth a summary of total restructuring and lease abandonment charges, payments made against those charges and the remaining liabilities as of August 31, 2004 (amounts in thousands):

All Plans	Balance as of Feb. 29, 2004	Adjustments to charges in the three months ended May 31, 2004	Adjustments to charges in the three months ended August 31, 2004	Charges in the three months ended August 31, 2004	Utilization of cash in six months ended August 31, 2004	Non-cash activity disposal losses in the six months ended August 31, 2004	Balance as of August 31, 2004
Lease obligations and terminations(1)	$18,636	(2,837)	1,197	2,180	(5,478)	—	$13,698
Severance and related benefits	82	—	—	1,922	(194)	—	1,810
Impairment charges and write-downs	—	246	—	686	—	(932)	—
Other	58	74	47	190	(179)	—	190
Subtotal	18,776	(2,517)	1,244	4,978	(5,851)	(932)	15,698
Reclassification of deferred rent	729						906
Total	$19,505						$16,604

(1)     Certain accrued lease obligations extend through fiscal year 2019.

During the six months ended August 31, 2004, the Company recorded a restructuring adjustment of approximately ($2.8) million in facility charges related to a lease termination agreement with the landlord of its facility in metropolitan Chicago, Illinois (the “Chicago Lease Termination”). In accordance with Statement of Financial Accounting Standards No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”)the Company recorded a write-down of certain furniture, fixtures, computer equipment and leasehold improvements of $0.2 million related to the lease termination. Additionally, during the six months ended August 31, 2004, the Company recorded adjustments to other charges of approximately $0.1 million related to the initiative taken in fiscal 2004 to relocate certain employees under the consolidation of the U.S. product development functions from Wayne, Pennsylvania to the corporate headquarters in Rockville, Maryland.

During the three months ended August 31, 2004, the Company recorded additional restructuring adjustments of $1.5 million related to a change in the sublease income estimate for its Detroit, Michigan location and a portion of San Carlos, California. Additionally, during the three months ended August 31, 2004, the Company executed a lease amendment to affect a partial lease termination for its facility in Ratingen, Germany. Under the terms of the amendment, half of the existing space was eliminated from the existing lease. As a result, the Company recorded a benefit of $0.3 million.

Plan FY05 Q2 Restructuring and Lease Abandonment Charges (“FY05 Q2 Plans”). During the three months ended August 31, 2004, the Company announced and implemented restructuring plans designed to further adjust its cost structure and resource allocation to increase efficiencies and reduce excess office space. Actions taken included the involuntary termination of 16 employees located in the U.S. and 3 located overseas and abandoning additional idle space in the San Carlos and Calabasas, California facilities. As a result of the involuntary terminations, the Company recorded a charge of approximately $1.9 million. Three of the terminated employees had employment contracts that defined the amount of severance and related benefits they would receive upon termination. The severance and related benefits for employees with employment contracts were accrued at August 31, 2004 in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) as the amounts were both probable and estimable. All terminated employees were notified by August 31, 2004 and those employees without employment contracts were not required to render service to the Company for severance and related benefits beyond the earlier of their termination date or minimum retention period of 60 days (as defined by SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS 146”)).

The Company recorded a facility charge of approximately $2.2 million related to abandoning additional idle space in the San Carlos and Calabasas facilities. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space.  Other contract termination-related charges amounted to approximately $0.2 million. In accordance with SFAS 144, the Company recorded a write-down of certain furniture, fixtures, computer equipment and leasehold improvements of approximately $0.7 million related to the abandonment of idle space in San Carlos, California.

The Company will continue to implement the restructuring plans approved in the second quarter and expects to incur additional restructuring charges of $8.0 million to $10.0 million during the second half of fiscal 2005 that will result in future cash expenditures consisting primarily of $6.0 million to $7.5 million for lease abandonment charges and $2.0 million to $2.5 million in severance and other benefits associated with further reductions in headcount.

The following table sets forth a summary of Plan FY05 Q2 restructuring and lease abandonment charges, payments made and the remaining liabilities as of August 31, 2004 (amounts in thousands):

Plan FY05 Q2	Charges in the three months ended August 31, 2004	Utilization of cash in the three months ended August 31, 2004	Non-Cash activity disposal losses in the three months ended August 31, 2004	Balance as of August 31, 2004
Lease obligations and terminations	$2,180	—	—	$2,180
Severance and related benefits	1,922	(114)	—	1,808
Impairment charges and write downs	686	—	(686)	—
Other	190	—	—	190
Subtotal	$4,978	(114)	(686)	4,178
Reclassification of deferred rent				88
Total				$4,266

In accordance with SFAS 146, in periods subsequent to the initial recording of the Plan FY05 Q2 facilities charge, the Company will recognize accretion expense due to the passage of time. Accretion expense will be recorded as an additional restructuring-related expense and increase to restructuring liabilities.

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

During the six months ended August 31, 2004, the Company recorded an adjustment of approximately  $0.4 million in facility charges to the Plan FY04 Q4 related to the Chicago Lease Termination. In addition, the Company recorded an adjustment to other charges of approximately $0.1 million related to additional costs to relocate certain product development employees from Wayne, Pennsylvania to the corporate headquarters in Rockville, Maryland. During the three and six months ended August 31, 2004, the Company recorded an adjustment of approximately $0.1 million related to a change in the sublease income estimate for the Detroit, Michigan facility and an adjustment of approximately $(0.1) million related to other estimate adjustments for the Atlanta, Georgia facility.

The following table sets forth a summary of Plan FY04 Q4 restructuring and lease abandonment charges, payments made and the remaining liabilities as of August 31, 2004 (amounts in thousands):

Plan FY04 Q4	Balance as of Feb. 29, 2004	Adjustments to charges in the three months ended May 31, 2004	Adjustments to charges in the three months ended August 31, 2004	Utilization of cash in the six months ended August 31, 2004	Balance as of August 31, 2004
Lease obligations and terminations (1)	$5,338	(418)	5	(1,023)	$3,902
Severance and related benefits	24	—	—	(24)	—
Other	58	58	47	(163)	—
Subtotal	5,420	(360)	52	(1,210)	3,902
Reclassification of deferred rent	225				225
Total	$5,645				$4,127

(1) Includes $34 and $71 thousand of accretion expense in adjustments to charges in the three and six month periods ended August 31, 2004.

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

During the three and six months ended August 31, 2004, the Company recorded an adjustment of approximately $0.5 million related to a change in sublease income estimate for the Detroit, Michigan and San Carlos, California facilities.

The following table sets forth a summary of Plan FY04 Q1 restructuring and lease abandonment charges, payments made and the remaining liabilities as of August 31, 2004 (amounts in thousands):

Plan FY04 Q1	Balance as of Feb. 29, 2004	Adjustments to charges in the three months ended May 31, 2004	Adjustments to charges in the three months ended August 31, 2004	Utilization of cash in the six months ended August 31, 2004	Balance as of August 31, 2004
Lease obligations and terminations (1)	$3,632	30	467	(386)	$3,743
Severance and related benefits	40	—	—	(40)	—
Subtotal	3,672	30	467	(426)	3,743
Reclassification of deferred rent	504				504
Total	$4,176				$4,247

(1) Includes $35 and $71 thousand of accretion expense in adjustments to charges in the three and six month periods ended August 31, 2004.

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

During the third and fourth quarters of fiscal 1999, the Company implemented a restructuring plan aimed at reducing costs and returning the Company to profitability. Actions taken included a reduction in the Company’s workforce of 412 employees across all business functions in the U.S., the abandonment of future lease commitments on office facilities that were closed and write-downs of operating assets, goodwill and capitalized software made in accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”).

In fiscal 2004, the Company recorded adjustments to facility charges of approximately $1.2 million related to changes in restructured facilities sublease assumptions based on commercial real-estate conditions, adjustments to severance charges of approximately $(0.6) million and an adjustment to other charges of approximately $0.5 million related to its initiative taken on in fiscal 2003 to relocate certain employees under the consolidation of the U.S. product development functions to Rockville, Maryland.

In the three and six months ended August 31, 2004, the Company recorded a restructuring adjustment of approximately $1.0 million related to a change in the sublease income estimate for the San Carlos, California facility. Additionally, the Company executed a lease amendment for its facility in Ratingen, Germany. Under the terms of the amendment, half of the existing space was eliminated from the existing lease. As a result, the Company recorded a benefit of $0.3 million.

In the six months ended August 31, 2004, the Company recorded a restructuring adjustment of approximately ($2.8) million in facility charges related to the Chicago Lease Termination. Approximately $(2.4) million of the adjustment relates to the Restructuring Plans. In accordance with SFAS 144, the Company recorded a write-down of certain furniture, fixtures, computer equipment and leasehold improvements of $0.2 million related to the lease termination.

The following table sets forth a summary of Restructuring Plans restructuring and lease abandonment charges, payments made and the remaining liabilities as of August 31, 2004 (amounts in thousands):

Restructuring Plans	Balance as of Feb. 29, 2004	Adjustments to charges in the three months ended May 31, 2004	Adjustments to charges in the three months ended August 31, 2004	Utilization of cash in the six months ended August 31, 2004	Non-cash activity disposal losses in the six months ended August 31, 2004	Balance as of August 31, 2004
Lease obligations and terminations	$9,666	(2,449)	725	(4,069)	—	$3,873
Severance and related benefits	18	—	—	(16)	—	2
Impairment charges and write-downs	—	246	—	—	(246)	—
Other	—	16	—	(16)	——	—
Subtotal	9,684	(2,187)	725	(4,101)	(246)	3,875
Reclassification of deferred rent	—					89
Total	$9,684					$3,964

8.                Warrant

In March 2004, the Company entered into an amendment to an existing alliance agreement with International Business Machines Corporation (“IBM”) under which the companies will develop, market, sell and deliver demand and supply chain solutions globally. In connection with entering into the amendment to the alliance agreement, the Company issued a Warrant (the “Warrant”) to IBM to acquire 250,000 shares of the Company’s common stock at a per share purchase price of $8.51, in reliance upon an exception provided under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The Warrant is immediately exercisable, expires March 12, 2009, and provides for customary registration and indemnification rights and certain limited transfer rights. The fair value of the Warrant of $1.1 million will be recognized as operating expense over the three-year service period of the alliance agreement. The fair value of the Warrant was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.79%; dividend yield of zero; volatility of 99%; and a Warrant life of five years. The Company recorded $0.2 million in amortization expense associated with the Warrant for the six months ended August 31, 2004.

9.                Credit Facilities

The Company has a one-year unsecured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank (“SVB”) for $15.0 million which will expire on March 30, 2005, unless renewed. Under the terms of the Credit Facility, the Company may request cash advances, letters of credit, or both.

The Credit Facility requires the Company to comply with the following financial covenants including (i) a minimum tangible net worth and (ii) a ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities, plus long-term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 1.75 to 1.0.  On September 22, 2004, the Company and SVB amended the terms of the Credit Facility to change the minimum tangible net worth (defined as the total consolidated assets of the Company minus goodwill, capitalized software costs, other intangible assets and total liabilities plus convertible debt and up to $10.0 million in restructuring and exit accruals) requirement to $120.0 million as of August 31, 2004 and November 30, 2004 and $120.0 million plus 50% of net quarterly GAAP profit for the quarter ending February 28, 2005. Giving effect to the September 2004 amendment, the Company was in compliance with all financial covenants as of August 31, 2004 and February 29, 2004.  There were no cash draws outstanding under the Credit Facility as of August 31, 2004 and February 29, 2004.

The Credit Facility requires the Company to maintain $50.0 million in funds with SVB Asset Management and its affiliates. The Credit Facility also restricts the amount of additional debt the Company can incur and restricts the amount of cash that the Company can use for acquisitions and for the repurchase of convertible debt. Under the terms of the Credit Facility, the Company retains the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the Credit Facility, SVB has the right to obtain a lien on all of the Company’s assets, other than intellectual property, upon an occurrence of default, unless the Company terminates the facility as provided above. The Credit Facility also provides that, upon an event of default, the Company is prohibited from paying a cash dividend to its shareholders. As of August 31, 2004 and February 29, 2004, the Company had $9.7 million and $9.9 million, respectively, in letters of credit outstanding under the Credit Facility to secure its lease obligations for certain office space.

The Company has an additional credit agreement (the “Equipment Line”) with SVB, as amended, under which the Company can borrow up to $5.0 million for the purchase of equipment. Amounts may be borrowed under the Equipment Line through December 31, 2004 and accrue interest at a fixed annual rate equal to 7.75%. The first advance is repaid monthly over a 24-month period; each advance thereafter is repaid monthly over a 30-month period. Amounts borrowed under the Equipment Line in fiscal 2003 accrue interest at a rate equal to the greater of the three-year treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. During fiscal 2003, the Company borrowed $2.9 million under the Equipment Line. The principal balance remaining as of August 31, 2004 and February 29, 2004 was approximately $1.3 million and $1.7 million, respectively. The financial covenants for the Equipment Line are the same as the financial covenants for the Credit facility. Giving effect to the September 2004 amendment, the Company was in compliance with all financial covenants as of August 31, 2004 and February 29, 2004.

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

Executive Summary

Our Condensed Consolidated Financial Statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is provided to allow the reader to have a better understanding of our operating results for the second quarter ended August 31, 2004, including (i) brief discussion of our business and products, (ii) business environment and factors that affected our financial performance, (iii) summary of our financial performance and key metrics and (iv) outlook for the second half of fiscal 2005. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations included in this Item 2, section titled, “Factors that May Affect Future Results” and our Condensed Consolidated Financial Statements, which are included in Item 1 of this Quarterly Report on Form 10-Q.

Overview – Business and Products

We are a leading provider of demand-driven supply chain management software solutions consisting of software products and services. Our approach to client delivery is to advise our clients how best to use our solutions and other technologies across their entire demand-driven supply chain to integrate pricing, forecasting, operational planning and execution in a manner that will allow them to enhance margins across their entire enterprise and extended trading network.  We deliver our solutions using commercially available products and will provide additional functionality addressed through product extensions for industry-specific capabilities. We are primarily focused on the Consumer Goods, Retail and Government, Aerospace & Defense markets. We are also focused on providing revenue management solutions for the Travel, Transportation & Hospitality market.

Our solutions enable our clients to reduce operating costs, improve customer service and increase their top-line revenue by allowing them to plan, optimize and synchronize their entire demand-driven supply chain. These benefits create efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our software solutions provide the further benefit of simultaneously optimizing cost and revenue on an enterprise-wide basis by integrating pricing, forecasting, operational planning and execution and enhancing margins across the client’s enterprise and extended trading network. In addition, our software solutions help our clients derive more benefits from their existing IT investments with other software vendors, such as legacy and Enterprise Resource Planning (“ERP”) applications, and help ensure the security and integrity of their global supply chains.

As a result of challenging market conditions, which we discuss in more detail below, and our recent financial performance, we are in the process of making focused changes within our business to reduce cost and improve our financial position. These changes include, among others, the development of a more focused product and market strategy and strategic restructuring of the organization to align our operating expense levels with a revenue run-rate that will allow us to become profitable. We have hired a new Chief Executive Officer and a Chief Technology Officer, consolidated our senior management team, eliminating several positions including that of President, and consolidated our sales team on a global basis.  In a couple of European countries where we do not presently have a critical mass of resources, we are moving to a more indirect sales channel model to allow us to reduce costs while continuing to provide total market coverage. In addition, we have integrated our services, support and training organizations to provide better coordination and improved customer service.  As a result of our second quarter fiscal 2005 restructuring initiatives, we expect to incur additional restructuring charges of $8.0 million to $10.0 million during the second half of fiscal 2005 that will result in future cash expenditures consisting primarily of $6.0 million to $7.5 million for lease abandonment charges and $2.0 million to $2.5 million in severance and other benefits associated with further reductions in headcount. We anticipate quarterly cost savings of approximately $4.0 million to $5.0 million by the first quarter of fiscal 2006.

Business Environment and Factors That Affected our Three and Six Months Ended August 31, 2004 Results

Our operating results for the past three years have been negatively affected by global macro-economic conditions resulting in cautious capital spending by businesses, especially for certain information technology-related items such as enterprise application software.  Over the past three fiscal years, we have found it difficult to accurately forecast revenue and appropriately, align our operating expenses with revenue to achieve profitability. We believe many new software projects were deferred at least temporarily by businesses in order to focus on improving their current operations and that businesses sharply restricted their software procurement and services to well-defined current needs.

We believe our operating results for the three and six months ended August 31, 2004 were negatively affected by continued cautious capital spending in our markets, despite a recent overall improvement in macro-economic indicators.  Spending on information technology appears to be lagging an overall improvement in recent macro-economic indicators, with more than 20 enterprise application software companies reporting lower than expected or declining software revenue in the second calendar quarter of 2004.

Summary of Second Quarter Fiscal 2005 Operating Results and Financial Metrics

During the second quarter of fiscal 2005, conditions in our markets continued to be challenging.  Businesses have been more or less likely to invest in enterprise application software depending on the condition of their business and industry, and we believe our clients and prospects remain cautious and are continuing to delay or reduce planned capital expenditures for software products and services.  Marketing advisory firms are reporting that many companies remain concerned about the economy, are struggling with the additional burden that The Sarbanes-Oxley Act of 2002 has presented and are delaying or reducing their plans for current investments in technology.  We believe these conditions are significant contributing factors to the decrease in our software revenue reported for the three and six months ended August 31, 2004 compared to the same periods in fiscal 2004, and on our operating results.

Our cost containment and cost reduction measures previously enacted in fiscal 2004 and fiscal 2003 have lessened the adverse effect of declining revenue.  Although revenue decreased $22.5 million, or 18.0%, to $102.8 million during the six months ended August 31, 2004 compared to the same period in fiscal 2004, our loss from operations increased $0.9 million, or 4.8%, to $20.1 million compared to the same period in fiscal 2004.

We have not lost any of our largest support customers in the past several quarters that had a material negative effect on revenue.

Key Financial Metrics – Fiscal 2005

The challenging market conditions we faced during the three and six months ended August 31, 2004, directly affected some of our key financial metrics. Although our support revenue remains constant, we reported year-over-year decreases in software, services and reimbursed expenses and total revenue. All other operating expenses decreased $3.8 million, or 6.5%, for the quarter ended August 31, 2004 compared to the same period in fiscal 2003.

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Revenue:
Software	$11,111	$17,802	$21,479	$37,711
Support	21,296	21,085	42,717	42,554
Services and reimbursed expenses	18,855	20,820	38,649	45,083
Total revenue	$51,262	$59,707	$102,845	$125,348

Operating expenses and employee headcount:
Restructuring, lease abandonment, and acquisition-related expenses (1)	$11,478	$5,382	$14,289	$20,820
All other operating expenses (2)	54,740	58,537	108,662	123,716
Total operating expenses	$66,218	$63,919	$122,951	$144,536

Total employees (period end)	815	971	815	971
Total average employees	845	1,003	862	1,044
Total revenue per average employee	$61	$60	$119	$120

	August 31, 2004	May 31, 2004	February 29, 2004
Financial condition, liquidity and capital structure
Cash, cash equivalents, marketable securities and long-term investments	$137,911	$148,737	$155,299
Convertible debt	$175,500	$175,500	$175,500
Total stockholders’ equity	$192,094	$209,030	$216,860
Common shares outstanding (period end)	82,304	82,072	81,973
Cash flows from operating activities (quarter ended)	$(6,758)	$(1,014)	$16,135

(1)                             Includes restructuring and lease abandonment charges plus acquisition-related expenses consisting of amortization of acquired technology and intangibles and non-cash stock option-based compensation expense.

(2)                             Includes cost of software, cost of services and support, cost of reimbursed expenses, sales and marketing, product development and general and administrative costs.

The following is a brief discussion of the above financial metrics and analysis of the reasons for the change between fiscal quarters ended August 31, 2004 and 2003 and recent trends.

Software revenue

Our software revenue decreased $6.7 million, or 37.6%, to $11.1 million and $16.2 million, or 43.0%, to $21.5 million during the three and six months ended August 31, 2004, respectively, compared to $17.8 million and $37.7 million for the same periods in fiscal 2004. The following table highlights some of the significant trends affecting our software revenue:

Quarter Ended	Significant Software Transactions (1)	Average Selling Price	Software Transactions $1.0 Million or Greater
		(in 000s)
May 31, 2003	14	$1,279	5
August 31, 2003	27	$556	6
November 30, 2003	31	$513	4
February 29, 2004	27	$654	3
May 31, 2004	13	$695	1
August 31, 2004	18	$533	3

(1)          Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

Software revenue by industry for three and six months ended August 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Government, Aerospace & Defense	$1,618	$3,085	$2,125	$14,025
Consumer Packaged Goods (1)	1,498	5,029	2,488	6,791
Retail	1,340	1,003	8,504	2,603
Communications & High Technology	1,815	3,010	2,049	3,427
Travel, Transportation & Hospitality	851	21	980	610
Other	3,989	5,654	5,333	10,255
	$11,111	$17,802	$21,479	$37,711

(1)          A component of Consumer Goods

The previous tables indicate the following trends affecting our software revenue in the three and six months ended August 31, 2004 and 2003:

•                       The number of significant software license transactions completed decreased in the three and six months ended August 31, 2004 compared to the same periods in fiscal 2004.

•                       The average selling price of software has been somewhat stable during the past five quarters, ranging from $513,000 to $695,000. The quarter ended May 31, 2003 included software revenue from an installment payment under a large multi-year government contract.

•                       The number of software transactions of $1.0 million or greater reported for the three and six months ended August 31, 2004 has decreased compared to the same periods in fiscal 2004 due to lower and delayed capital spending on information technology by corporations.

•                       Software revenue declined for all industries with the exception of an increase in the Retail and Travel, Transportation & Hospitality industries during the three months ended August 31, 2004 compared to the same period in fiscal 2004. The concentration of software revenue from the Retail industry increased significantly for the six months ended August 31, 2004 compared to the same period in fiscal 2004, we believe reflecting increased spending by Retail customers. The concentration of software revenue from the Government, Aerospace & Defense sector was significantly lower for the six months ended August 31, 2004 compared to the same period in fiscal 2004 due, in part, to the inclusion of software revenue from a large multi-year government contract in the six months ended August 31, 2003.

Support revenue

Our support revenue was $21.3 million and $42.7 million for the three and six months ended August 31, 2004, respectively, compared to $21.1 million and $42.6 million for the same periods in fiscal 2004 despite the decrease in software sales. Our support revenue remains constant as our percentage of annual support renewals remains high.

Services and reimbursed expenses revenue

Our services and reimbursed expenses revenue decreased $2.0 million, or 9.4%, to $18.9 million and $6.4 million, or 14.3%, to $38.6 million during the three and six months ended August 31, 2004, respectively, compared to $20.8 million and $45.1 million during the same periods in fiscal 2004. The decreases are due to the lag effect of a decrease in the number of software transactions completed in early 2004, attrition of services employees and lower than anticipated revenue from services transactions tracked on a percentage of completion basis.

Total revenue per average employee

Our total revenue per average employee increased to $61,000 during the three months ended August 31, 2004 from $60,000 during the same period in fiscal 2004. Total revenue per average employee decreased to $119,000 during the six months ended August 31, 2004 from $120,000 during the same period in fiscal 2004. Total revenue per average employee is calculated as total revenue for the quarter divided by average employees for the quarter. The increase during the three months ended August 31, 2004 was primarily due to lower employee headcount related to our cost reduction initiatives more fully discussed in Note 7 to the Condensed Consolidated Financial Statements, partially offset by the decrease in total revenue. The decrease during the six months ended August 31, 2004 was primarily due to the decrease in total revenue compared to the same period in fiscal 2004, partially offset by the decrease in employee headcount.

Total operating expenses

Our total operating expenses increased $2.3 million, or 3.6%, to $66.2 million for the three months ended August 31, 2004 compared to the same period in fiscal 2004 and decreased $21.6 million, or 14.9%, to $123.0 million for the six months ended August 31, 2004 compared to the same period in fiscal 2004.  Total operating expenses contain both restructuring, lease abandonment and acquisition-related expenses and “all other operating expenses” (as defined in the preceding Key Financial Metrics – Fiscal 2005 table).  Restructuring, lease abandonment and acquisition-related expenses increased $6.1 million, or 113.3%, to $11.5 million during the three months ended August 31, 2004 compared to the same period in fiscal 2004. Restructuring, lease abandonment and acquisition-related expenses decreased $6.5 million, or 31.4%, to $14.3 million during the six months ended August 31, 2004 compared to the same period in fiscal 2004. “All other operating expenses” decreased $3.8 million, or 6.5%, to $54.7 million and $15.1 million, or 12.2%, to $108.7 million, during the three and six months ended August 31, 2004, respectively. The decreases in “all other operating expenses” were primarily the result of lower revenue-related expenses due to a decrease in total revenue and a 15.8% and 17.4% decrease in average employee headcount during the three and six months ended August 31, 2004, respectively, compared to the same periods in fiscal 2004.  The decrease in average employee headcount is the direct result of the 2005 and 2004 restructuring plans and voluntary attrition.

Financial condition, liquidity and capital structure

During the three months ended August 31, 2004, we had a net usage of cash. Activity includes the following:

•                       Cash, cash equivalents, marketable securities and long-term investments decreased $10.8 million, or 7.3%, to $137.9 million as of August 31, 2004 compared to $148.7 million as of May 31, 2004. This decrease is the result of cash flows used in operations of $6.8 million, capital expenditures, including capitalized software development costs, of $3.0 million, cash flows used in financing activities of $0.5 million and negative cash flows from the effect of foreign currency exchange rates of $0.5 million.

•                       Cash flows from operating activities decreased $5.8 million to $(6.8) million for the three months ended August 31, 2004 compared to $(1.0) million for the three months ended May 31, 2004 primarily because of a larger reported operating loss, a decrease in deferred revenue due to the timing of billing renewals and the seasonal nature of our support renewals, lower contribution of accounts receivable due to an increase in the allowance for doubtful accounts and lower collections due to decreased revenue in the first quarter and increased vendor payments related to the timing of receipt of vendor invoices, offset by the absence of the semi-annual interest payments made on our convertible debt.

Use of Estimates and Critical Accounting Policies

The accompanying discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these and other items that require management’s estimates.

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

•                       income taxes;

•                       restructuring and lease abandonment related expenses; and

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

Results of Operations

The following table includes the Condensed Consolidated Statements of Operations data for the three months and six months ended August 31, 2004 and 2003 expressed as a percentage of total revenue:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
REVENUE:
Software	21.7%	29.8%	20.9%	30.1%
Support	41.5%	35.3%	41.5%	33.9%
Services	31.9%	30.8%	33.0%	31.8%
Reimbursed expenses	4.9%	4.1%	4.6%	4.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Cost of software	6.7%	7.5%	7.1%	7.1%
Amortization of acquired technology	6.9%	5.9%	6.9%	5.7%
Cost of services and support	37.1%	35.1%	36.2%	35.5%
Cost of reimbursed expenses	4.8%	4.0%	4.6%	4.1%
Sales and marketing	29.7%	26.9%	29.6%	26.2%
Product development	16.7%	14.8%	16.4%	16.0%
General and administrative	11.7%	9.9%	11.7%	9.8%
Amortization of intangibles	3.2%	1.7%	3.2%	1.6%
Restructuring and lease abandonment charge	12.1%	0.6%	3.6%	8.4%
Non-cash stock compensation expense	0.1%	0.8%	0.2%	1.0%

Total operating expenses	129.0%	107.2%	119.5%	115.4%

Loss from operations	(29.0)%	(7.2)%	(19.5)%	(15.4)%
Other expense, net	(3.5)%	(5.6)%	(4.0)%	(5.3)%

Loss before income taxes	(32.5)%	(12.8)%	(23.5)%	(20.7)%
Provision for income taxes	0.7%	0.7%	0.7%	0.5%

Net loss	(33.2)%	(13.5)%	(24.2)%	(21.2)%

The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation expense as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Cost of services and support	$6	$236	$75	$597
Sales and marketing	6	124	26	332
Product development	5	35	15	83
General and administrative	31	92	52	200
	$48	$487	$168	$1,212

See Operating Expenses: “Non-Cash Stock Compensation Expense” for further detail.

Revenue:

Software Revenue. Software revenue decreased $6.7 million, or 37.6%, to $11.1 million and $16.2 million, or 43.0%, to $21.5 million during the three and six months ended August 31, 2004, respectively, compared to the same periods in fiscal 2004. We believe the decreases in software revenue and software revenue as a percentage of total revenue is due to the current cautious capital spending for information technology purchases. We experienced lengthening sales cycles and reductions in the size of customer orders compared to the same period in fiscal 2004. These factors resulted in a decrease in the number of significant software license transactions with a value of $100,000 or greater, and a decrease in the number of transactions greater than $1.0 million and our average selling price in both the three months and six months ended August 31, 2004 compared to the same period in fiscal 2004.

We attribute much of the caution of our clients and prospects to their concerns regarding the sustainability of the current economic recovery and the current geopolitical environment in which we operate. Further, we recently experienced an increase in the number of internal approvals required by our customers prior to their execution of a software license agreement, possibly due to their efforts to implement internal controls in compliance with The Sarbanes-Oxley Act of 2002.

The following table summarizes significant software transactions completed during the three and six months ended August 31, 2004 and 2003:

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Significant Software Transactions(1)
Number of transactions $100,000 to $999,999	15	21	27	30
Number of transactions $1.0 million and greater	3	6	4	11
Total number of transactions	18	27	31	41
Average selling price (in thousands)	$533	$556	$601	$803

(1)          Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

Support Revenue. Support revenue remained stable at $21.3 million and $42.7 million during the three and six months ended August 31, 2004, respectively, as compared to $21.1 million and $42.6 million for the same periods in fiscal 2004. Our support revenue remains constant as our percentage of annual support renewals remains high. In the past, we have experienced high rates of renewed annual support contracts. There can be no assurance that our historical renewal rate will continue. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Services Revenue. Services revenue decreased $2.0 million, or 11.1%, to $16.4 million and $6.0 million, or 15.0%, to $33.9 million during the three and six months ended August 31, 2004, respectively, as compared to the same periods in fiscal 2004. The decrease in services revenue during the three months ended August 31, 2004 resulted from the decrease in the number of completed software transactions in late fiscal 2004 and in the first quarter of fiscal 2005. Services revenue tends to track software license revenue in prior periods. Additionally, there was lower demand for implementation services, attrition of services employees and lower than anticipated revenue from services transactions recognized on a percentage-of-completion basis. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Geographic Revenue. We market and sell our software and services internationally, primarily in Europe, Asia, Canada, Central America and South America. Revenue outside of the U.S. decreased $3.1 million, or 14.4%, to $18.7 million and $6.2 million, or 15.3%, to $34.2 million during the three and six month periods ended August 31, 2004, respectively, as compared to the same periods in fiscal 2004. Revenue outside of the U.S. as a percentage of total revenue was 36.5% and 33.2% for the three and six month periods ended August 31, 2004 as compared to 36.6% and 32.2% for the same periods in fiscal 2004. The decrease in international revenue during the three and six months ended August 31, 2004 compared to the same period in fiscal 2004 is due to lower software sales caused by lengthening sales cycles and reductions in the size of customer orders in addition to a decrease in international services revenue resulting from lower software revenue in our first fiscal quarter of 2005, attrition of the services employees who generate the revenue and lower than expected revenue on transactions recognized on a percentage-of-completion basis.

Operating Expenses:

Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three and six months ended August 31, 2004 and 2003 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003

Amortization of capitalized software	$2,106	$2,775	$4,789	$5,208
Percentage of software revenue	19.0%	15.6%	22.3%	13.8%
Other costs of software	$1,316	$1,674	$2,547	$3,657
Percentage of software revenue	11.8%	9.4%	11.9%	9.7%
Total cost of software	$3,422	$4,449	$7,336	$8,865
Percentage of software revenue	30.8%	25.0%	34.2%	23.5%

The decrease in the total cost of software during the three and six months ended August 31, 2004 as compared to the same periods in fiscal 2004 was a result of decreased royalties paid to third parties as a result of decreased software revenue. Additionally, amortization of capitalized software decreased because the product release version 7.0 was fully amortized at the end of the first quarter in fiscal 2005.  This was partially offset by the product release of version 7.2 of our software in February 2004. Amortization of capitalized software development costs does not vary as software revenue changes, but royalty fees do change with movements in software revenue.

Amortization of Acquired Technology. In connection with acquisitions in fiscal 2003, 2002 and 2001, we acquired developed technology that we offer as part of our solutions. Acquired technology is amortized over periods ranging from four to six years. We expect annual amortization of acquired technology to be approximately $13.2 million in fiscal 2005.

Cost of Services and Support. Cost of services and support includes primarily personnel and third-party contractor costs. Cost of services and support, excluding the cost of reimbursed expenses and non-cash stock compensation expense, as a percentage of related revenue was 50.5% and 48.6% for the three and six months ended August 31, 2004, respectively, compared to 53.0% and 53.9% for the same periods in fiscal 2004. Cost of services and support decreased $1.9 million, or 9.1%, to $19.0 million and $7.2 million, or 16.3% to $37.2 million during the three and six months ended August 31, 2004, respectively, compared to $20.9 million and $44.5 million during the same periods in fiscal 2004. The decrease in cost of services and support was attributable to an overall decrease in the average number of services and support employees to 312 and 320 during the three and six months ended August 31, 2004, compared to 377 and 388 during the same periods in fiscal 2004. This was primarily the result of our cost containment and cost reduction initiatives implemented during the past two fiscal years. The increase in cost of services and support as a percentage of total revenue during the three and six months ended August 31, 2004 reflects an increase in outside contractor costs, partially offset by the increase in the proportion of revenue derived from support services, which historically have higher margins than implementation services and continued positive utilization rates for consulting service employees.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, and promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased 5.0%, or $0.8 million, to $15.2 million and 7.4% or $2.4 million, to $30.5 million during the three and six months ended August 31, 2004, respectively, compared to the same periods in fiscal 2004. The decrease during the three and six months ended August 31, 2004 was due to:

•                       an overall decrease in the average number of sales, marketing and business development employees to 189 and 196 during the three and six months ended August 31, 2004, respectively, compared to 219 and 226 during the same periods in fiscal 2004. This was the result of restructuring plans implemented in our second quarter of fiscal 2005 and fourth quarter of fiscal 2004 in addition to some voluntary attrition;

•                       a decrease in sales commissions due to lower software revenue; and

•                       a decrease in promotional spending, travel, advertising and public relations spending resulting from cost containment and cost reduction measures implemented in fiscal 2004 and the second quarter of fiscal 2005.

Product Development. Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third-party contractors. The following table sets forth product development costs for the three and six months ended August 31, 2004 and 2003 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Gross product development costs	$10,591	$11,322	$21,438	$24,930
Percentage of total revenue	20.7%	19.0%	20.8%	19.9%
Less: Capitalized product development costs	$2,025	$2,511	$4,544	$4,826
Percentage of total revenue	4.0%	4.2%	4.4%	3.9%
Product development costs, as reported	$8,566	$8,811	$16,894	$20,104
Percentage of total revenue	16.7%	14.8%	16.4%	16.0%

Gross product development costs decreased 6.5%, or $0.7 million, and 14.0% or $3.5 million during the three and six months ended August 31, 2004, respectively, compared to the same periods in fiscal 2004. The decrease in gross product development costs and the decrease in capitalized product development costs were due to:

•                       an overall decrease in the average number of product development employees to 229 and 231 during the three and six months ended August 31, 2004, respectively, compared to 288 and 310 during the same periods in fiscal 2004, respectively, as a result of restructuring plans implemented in our fourth quarter of fiscal 2004 to consolidate development offices to our headquarters location in Rockville, Maryland;

•                       an increase in the proportion of our development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale; and

•                       an overall decrease in the average number of product development contractors in the U.S. to 11 and 14 during the three and six months ended August 31, 2004, respectively, compared to 23 during both of the same periods in fiscal 2004. This was the result of cost containment and cost reduction measures implemented in our first and fourth quarters of fiscal 2004.

General and Administrative. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses increased 1.9%, or $0.1 million, during the three months ended August 31, 2004 compared to the same period in fiscal 2004. The increase was a result of increased professional fees primarily related to compliance with The Sarbanes-Oxley Act of 2002, partially offset by a decrease in the average number of general and administrative employees and a decrease of property tax expense related to a settlement with the State of Maryland. General and administrative expenses decreased 1.9%, or $0.2 million, during the six months ended August 31, 2004 compared to the same period in fiscal 2004. The decrease was primarily related to a decrease in the average number of general and administrative employees compared to the same period in fiscal 2004 and the reduction of property tax expense related to a settlement with the State of Maryland, partially offset by an increase in professional fees and sales tax expense.

Amortization of Intangibles. Our past acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles increased by $0.7 million and $1.3 million during the three and six months ended August 31, 2004 compared to the same periods in fiscal 2004 as a result of a change in the economic life of the Talus customer relationships amortization from seven years to five years in fiscal 2004. We continue to monitor our performance and the useful lives of our intangible assets in light of recent declining revenue.

Restructuring and Lease Abandonment Charges. We adopted restructuring plans in our second quarter of fiscal 2005 and first and fourth quarters of fiscal 2004. On April 14, 2004, we signed a lease termination agreement with the landlord of our facility in metropolitan Chicago, Illinois, for unused office space as a result of past restructuring activity. As part of the lease termination agreement, we paid approximately $3.3 million in cash in exchange for terminating our lease agreement which expires in fiscal 2009. We recorded a restructuring benefit of approximately $2.8 million related to the lease termination during the six months ended August 31, 2004.

During the three months ended August 31, 2004, we approved and began implementing restructuring plans designed to further adjust our cost structure and resource allocation to increase efficiencies and reduce excess office space. Actions taken included the involuntary termination of a total of 16 employees located in the U.S. and 3 employees overseas and abandoning additional idle space in the San Carlos and Calabasas, California facilities. As a result of the involuntary terminations, we recorded a charge for severance and related benefits of approximately $1.9 million. Three of the terminated employees had employment contracts that defined the amount of severance and related benefits they would receive upon termination.  The severance and related benefits for employees with employment contracts were accrued at August 31, 2004 in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) as the amounts were both probable and estimable.

retention period of 60 days (as defined by SFAS 146).

We recorded a facility charge of approximately $2.2 million as a result of abandoning idle space in the San Carlos and Calabasas, California facilities. Other contract termination-related charges amounted to $0.2 million. In accordance with SFAS 144, we recorded a write-down of certain furniture, fixtures, computer equipment and leasehold improvements of $0.7 million related to the abandonment of idle space in San Carlos, California.

During the three months ended August 31, 2004, we recorded additional restructuring adjustments of $1.5 million related to a change in the sublease income estimate for our Detroit, Michigan location and a portion of San Carlos, California. Additionally, during the three months ended August 31, 2004, we executed a lease amendment to affect a partial lease termination for our facility in Ratingen, Germany. Under the terms of the amendment, half of the existing space was eliminated from the existing lease. As a result, we recorded a benefit of $0.3 million.

The following table sets forth a summary of restructuring and lease abandonment charges, net of adjustments, for the three and six months ended August 31, 2004 and 2003 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003
Lease obligations and terminations	$3,377	$210	$540	$5,688
Severance and related benefits	1,922	(77)	1,922	1,217
Impairment charges	686	—	932	3,190
Other	237	212	311	387
Total restructuring and lease abandonment charges	$6,222	$345	$3,705	$10,482

The impact to reported basic and diluted loss per share as a result of the restructuring and lease abandonment charges was $(0.08) and $(0.05) for the three and six months ended August 31, 2004, respectively, and $0.00 and $(0.15) for the three and six months ended August 31, 2003, respectively.

Over the past three fiscal years, we have faced challenges in our ability to stabilize revenue and operating performance as global economic conditions resulted in deterioration in the markets for our products and services. In response to these weak economic conditions, we have enacted a number of cost containment and cost reduction measures over the past four fiscal years to better align our cost structure with expected revenue. Specifically, we took the following actions:

1.                    We reduced our workforce by 19, 79, 343 and 163 employees through involuntary terminations with the fiscal 2005, 2004, 2003 and 2002 restructurings, respectively.

2.                    We further consolidated our product development function in the U.S. to the corporate headquarters in Rockville, Maryland as part of the restructuring plans in fiscal 2004, 2003 and 2002. This included the relocation of certain employees from Wayne, Pennsylvania; San Carlos, California; Atlanta, Georgia; Denver, Colorado; and Ottawa, Canada to our headquarters in Rockville, Maryland.

3.                    As a result of the workforce reductions, product development consolidation and employee attrition, certain of our facilities were under-utilized. Accordingly, we consolidated our remaining workforce in the under-utilized facilities and ceased to utilize the then-vacated office space. The facilities permanently removed from our operations during fiscal 2005, 2004, 2003 and 2002 were located in Wayne, Pennsylvania; Irving, Texas; Detroit, Michigan; Denver, Colorado; Ratingen, Germany; Ottawa, Canada; Chicago, Illinois and Milan, Italy. A portion of the office space was permanently vacated in certain facilities located in Rockville, Maryland; Atlanta, Georgia; Calabasas and San Carlos, California; and Bracknell, United Kingdom.

4.                    As part of the consolidation of our facilities, certain leasehold improvements and furniture and fixtures were abandoned. As a result, we recorded a non-cash impairment charge equal to the net book value of these abandoned assets in restructuring and lease abandonment charges.

We expect to incur additional restructuring charges of $8.0 million to $10.0 million during the second half of fiscal 2005 that will result in future cash expenditures consisting primarily of $6.0 million to $7.5 million for lease abandonment charges and $2.0 million to $2.5 million in severance and other benefits associated with further reductions in headcount. We anticipate quarterly cost savings of approximately $4.0 million to $5.0 million by the first quarter of fiscal 2006.

As a result of our restructuring initiatives during the past three fiscal years, we have reduced “all other operating expenses” (as shown in the table under “Key Financial Metrics - Fiscal 2005”) to $54.7 million and $108.7 million for the three and six months ended August 31, 2004, respectively. The cost savings associated with our restructuring and cost containment efforts will begin to be fully realized in the quarter following implementation of the restructuring plan. Details of our restructuring and lease abandonment charges are included in Note 7 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Substantially all of the cost savings from our restructuring initiatives implemented in fiscal 2004 were reflected in our operating results by the first quarter of fiscal 2005. We expect to complete our cost containment initiatives related to the second quarter restructuring plans by the end of the fiscal year and fully realize the cost savings associated with these actions by the first quarter of fiscal 2006. The total restructuring and lease abandonment charges reflected in the financial statements are based on management’s current estimates, which may change materially if actual lease-related expenditures or sublease income differ from current estimates. See “Forward Looking Statements.”

Non-Cash Stock Compensation Expense:  We recognized non-cash stock compensation expense of $0.2 million during the six months ended August 31, 2004 and $1.2 million during the six months ended August 31, 2003 related to unvested stock options assumed in the Talus acquisition. These amounts are included as a separate component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation.”

As part of the Talus acquisition, we assumed all outstanding Talus stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. All of these outstanding options are fully vested and all compensation expense has been recognized as of August 31, 2004.

Other Expense, Net:  Other expense, net, includes interest income from cash equivalents, marketable securities and long-term investments, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense was $1.8 million and $4.1 million during the three and six months ended August 31, 2004, respectively, compared to $3.3 million and $6.6 million during the same periods in fiscal 2004. The decrease in other expense for the three and six months ended August 31, 2004 compared to the same periods in fiscal 2004 primarily relates to a decrease in interest expense of $0.9 million and $1.9 million during the three and six months ended August 31, 2004, respectively, on outstanding convertible debt due to the conversion of $74.5 million in 5% Convertible Subordinated Notes due in 2007 (the “Notes”) into common stock in fiscal 2004 and foreign currency exchange gains.

Provision for Income Taxes:  We recorded income tax expense of $0.4 million and $0.7 million during the three and six months ended August 31, 2004, respectively, and $0.4 million and $0.6 million during the three and six months ended August 31, 2003, respectively, related to our foreign operations. We did not record a deferred income tax benefit during the three and six months ended August 31, 2004 because we believe it is more likely than not the tax benefit will not be realized.

Net Loss:  We reported a net loss of $17.1 million and $24.8 million, for the three and six months ended August 31, 2004, respectively, compared to $8.0 million and $26.4 million for the same periods in fiscal 2004. The increase in net loss during the three months ended August 31, 2004 compared to the same period in fiscal 2004 was due to an increase in restructuring and lease abandonment charges of $5.9 million combined with a decrease in revenue of $8.4 million. These changes were partially offset by a reduction in “all other operating expenses” (as shown in the table under “Key Financial Metrics - Fiscal 2005”). The decrease in net loss during the six months ended August 31, 2004 compared to the same period in fiscal 2004 was due to a decrease in the aggregate cost of software, cost of services and support, cost of reimbursed expenses, cost of sales and marketing, product development and general and administrative expenses of 12.2%, or $15.1 million, compared to the same period in fiscal 2004 and a decrease in restructuring and lease abandonment charges of $6.8 million. These decreases were partially offset by a $22.5 million decrease in total revenue.

Loss per Common Share:  Loss per common share is computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic earnings (loss) per common share is based on net income (loss) divided by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings or loss per common share include, when dilutive, (i) the effect of outstanding stock options, restricted stock and Warrant granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the reporting period, if any, and (iii) shares issuable under the conversion feature of our convertible notes using the if-converted method. Calculations of weighted-average shares outstanding in future reporting periods will be affected by the following factors:

•                       the ongoing issuance of common stock associated with stock option and Warrant exercises;

•                       the potential future issuance of additional common shares associated with our employee stock purchase plan;

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

Goodwill. During the six months ended August 31, 2004, we experienced adverse changes in our stock price resulting from a decline in revenue and overall financial performance caused by adverse business conditions that have affected the technology industry, especially enterprise application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2004, there was no impairment of goodwill.

Liquidity and Capital Resources:

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. Our cash, cash equivalents, marketable securities and long-term investments in aggregate decreased $17.4 million during the six months ended August 31, 2004 to $137.9 million.  Working capital decreased $25.4 million to $100.2 million as of August 31, 2004 from February 29, 2004. For the six months ended August 31, 2004, the decrease in cash, cash equivalents, marketable securities and long-term investments resulted from net loss, excluding non-cash charges, plus changes in working capital items plus:

•                       $7.6 million in expenditures for property, equipment and software, including $4.7 million of capitalized software;

•                       $5.9 million in payments for restructuring obligations;

•                       $1.3 million in principal payments on long-term debt and capital leases; and

Offset by:

•                       $0.6 million in cash proceeds from the exercise of stock options.

Cash (used in) provided by operations was $(7.8) million and $2.4 million during the six months ended August 31, 2004 and 2003, respectively. The decline in operating cash flows of $10.2 million in the six months ended August 31, 2004 compared to the same period in fiscal 2004 resulted from a decrease in deferred revenue related to the timing of billing for support renewals and the seasonal nature of our deferred support revenue, lower net accounts receivable contribution due to an increase in the allowance for doubtful accounts and increased payments made to vendors related to the timing of receiving vendor invoices, offset by a decrease in the payment of interest on our convertible debt as a result of the decrease in our outstanding debt balance.

Cash (used in) provided by investing activities was $(27.4) million and $6.7 million during the six months ended August 31, 2004 and 2003, respectively. Investing activities consist of the sales and purchases of marketable securities and long-term investments, purchases of property and equipment, purchases and capitalization of software and acquisitions of businesses. Total purchases of property, equipment and software, including capitalized software, were $7.6 million and $6.5 million during the six months ended August 31, 2004 and 2003, respectively.

(Purchases) sales of long-term investments and marketable securities, net, were $(19.8) million and $2.3 million during the six months ended August 31, 2004 and 2003, respectively. During the six months ended August 31, 2003, approximately $9.0 million was provided by the elimination of cash restrictions upon the transfer of most of our letters of credit from Bank of America (“BOA”) to Silicon Valley Bank (“SVB”).

Cash used in financing activities was $0.7 million and $0.6 million during the six months ended August 31, 2004 and 2003, respectively. Cash used in financing activities consisted of payments of long-term debt and capital lease obligations offset by proceeds from the exercise of stock options and employee stock plan purchases.

The Company had $175.5 million in outstanding Notes as of August 31, 2004. The Notes bear interest at 5.0% per annum which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $156.8 million as of August 31, 2004 based on market quotes. The Notes mature in November 2007 and are convertible into approximately 4.0 million shares of the Company’s common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock, we subdivide, combine or reclassify our common stock, we issue rights to our common stockholders to purchase our common stock at less than market price, we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends), or we make certain repurchases of our common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants. On or after November 7, 2003, we may redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made on at least 30 days notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price
November 7, 2003 through October 31, 2004	103%
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

In the second half of fiscal 2004, the Company exchanged $74.5 million of the Notes for 9,725,750 shares of its common stock in privately negotiated transactions with note holders. The offer and issuance of the common stock underlying these transactions are exempt from registration under Section 3(a) (9) of the Securities Act of 1933 and were freely traded upon issuance.

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

On January 14, 2003, we entered into a one-year unsecured revolving credit facility (the “Credit Facility”) with SVB for $20.0 million. In March 2004, we renewed the unsecured revolving credit facility with SVB for $15.0 million. Under the terms of the Credit Facility, we may request cash advances, letters of credit, or both.

The Credit Facility requires us to comply with the following financial covenants including (i) a minimum tangible net worth and (ii) a ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities, plus long-term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 1.75 to 1.0. On September 22, 2004, the Company and SVB amended the terms of the Credit Facility to change the minimum tangible net worth (defined as the total consolidated assets of the Company minus goodwill, capitalized software costs, other intangible assets and total liabilities plus convertible debt and up to $10.0 million in restructuring and exit accruals) requirement to $120.0 million as of August 31, 2004 and November 30, 2004 and $120.0 million plus 50% of net quarterly GAAP profit for the quarter ending February 28, 2005. Giving effect to the September 2004 amendment, we were in compliance with all financial covenants as of August 31, 2004. There were no cash draws outstanding under the Credit Facility as of August 31, 2004.

In addition, the Credit Facility requires us to maintain $50.0 million in funds with SVB Asset Management and its affiliates. The Credit Facility also restricts the amount of additional debt we can incur and restricts the amount of cash that we can use for acquisitions and for the repurchase of convertible debt. Under the terms of the Credit Facility, we maintain the right to terminate the Credit Facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the Credit Facility, SVB has the right to obtain a lien on all of our assets, other than intellectual property, upon an occurrence of default, unless we terminate the facility as provided above. The Credit Facility also provides that, upon an event of default, we are prohibited from paying a cash dividend to our shareholders. As of August 31, 2004, we had $9.7 million in letters of credit outstanding under the Credit Facility to secure our lease obligations for certain office space.

We have an additional credit agreement (the “Equipment Line”) with SVB, as amended, under which we can borrow up to $5.0 million for the purchase of equipment. Amounts may be borrowed under the Equipment Line through December 31, 2004 and accrue interest at a fixed annual rate equal to 7.75%. The first advance is repaid monthly over a 24-month period; each advance thereafter is repaid monthly over a 30-month period. Amounts borrowed under the Equipment Line in fiscal 2003 accrue interest at a rate equal to the greater of the 3-year treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. During fiscal 2003, the Company borrowed $2.9 million under the Equipment Line. The principal balance remaining as of August 31, 2004 was approximately $1.3 million. The financial covenants for the Equipment Line are the same as the financial covenants for the Credit facility. Giving effect to the September 2004 amendment, the Company was in compliance with all financial covenants as of August 31, 2004.

As of August 31, 2004, the Company’s future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Six Months Ended Feb. 28,	Fiscal Year Ending Feb. 28 or 29,
	2005	2006	2007	2008	2009	Thereafter	Total
Capital lease obligations(1)	$926	$1,816	$1,045	$209	$—	$—	$3,996
Operating lease obligations not in restructuring	5,956	8,801	7,090	7,175	6,482	29,582	65,086
Operating leases obligations in restructuring	3,277	6,268	6,168	4,493	3,182	15,158	38,546
Equipment line of credit(1)	549	772	—	—	—	—	1,321
Convertible subordinated notes(1)	4,388	8,775	8,775	184,275	—	—	206,213
Total fixed commitments	$15,096	$26,432	$23,078	$196,152	$9,664	$44,740	$315,162

(1) Includes principal and interest payments

The lease commitments in the above table designated as “Operating lease obligations in restructuring” only include the non-cancelable portion of lease commitments included in past restructuring initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”) and SFAS 146, we have reduced these lease commitments by estimated sublease income in determining the total restructuring lease obligations of $14.6 million recorded in the accompanying balance sheet as of August 31, 2004. Please refer to Note 7 in our Condensed Consolidated Financial Statements included elsewhere in this report.

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

We have entered into operating leases with unrelated third parties for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are oftentimes referred to as a form of off-balance sheet financing. Future minimum lease payments under our operating leases as of August 31, 2004 are detailed previously in “Liquidity and Capital Resources.” We have a one-year unsecured revolving credit facility (the “Credit Facility”) with SVB for $15.0 million which will expire on March 30, 2005, unless renewed. Under the terms of the Credit Facility, we may request cash advances, letters of credit, or both. As of August 31, 2004, $9.7 million in letters of credit was outstanding under the Credit Facility to secure our lease obligations for certain office space.

We license software to our clients under contracts which we refer to as Software License Agreements (“SLA”).  Each SLA contains the relevant terms of the contractual arrangement with the client, and generally includes provisions for indemnifying the client against damages, judgments, reasonable cost and expenses incurred by the client for any claim or suit based on infringement of a trademark or copyright as a result of the client’s use of our software.  The SLA generally limits the indemnification obligations in a variety of industry-standard respects. To date, we have not had to reimburse any of our clients for any losses related to these indemnification provisions and no material claims are outstanding as of August 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on our operating performance, financial condition and cash flows.

The SLA generally provides that in the event of a determination that our client’s use of our software, infringes any trademark or copyright of any third party, or if we reasonably believes that such is the case, we, at our option and expense, have the right to obtain for the client the right to continue using the infringing item, replace the infringing item or modify the infringing item so that it is no longer infringing.

Factors that May Affect Future Results:

In addition to the other information in this Quarterly Report on Form 10-Q, the following factors should be considered in evaluating us and our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial, may also impair our business, results of operations and financial condition.

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

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

We will be required to generate sufficient cash to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $8.8 million annually with $175.5 million of principal due November 2007. As of August 31, 2004, the remaining principal and interest payments due under the Notes were $206.2 million. Our cash, cash equivalents, marketable securities and long-term investments totaled $137.9 million as of August 31, 2004. Assuming our cash, cash equivalents, marketable securities and long-term investments remain constant from our August 31, 2004 levels, we will have to generate a minimum of $68.3 million of net cash flow through any combination of normal operations of the Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Concerns about our ability to meet our debt service obligations could negatively affect our ability to attract and retain customers. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

WE MAY CHOOSE TO EXCHANGE THE NOTES FOR SHARES OF OUR COMMON STOCK IN THE OPEN MARKET OR PURCHASE A PORTION OF THE NOTES FOR CASH, WHICH COULD MATERIALLY DILUTE EXISTING STOCKHOLDERS OR COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

During fiscal 2004, we issued 9,725,750 shares of our common stock in exchange for the Notes in privately negotiated transactions under Section 3(a)(9) of the Securities Act of 1933, and we expect to enter into such transactions from time to time if we are able to do so on terms that are favorable to us. If we choose to enter into privately negotiated transactions to exchange some of our outstanding Notes for shares of our common stock, it could materially dilute the ownership percentage of our existing shareholders and result in a non-cash charge to earnings. In addition, to the extent we are able to do so on terms favorable to us; we may choose to purchase a portion of the Notes outstanding from time to time in the open market with cash. While the terms of our credit facility impose certain limits on our ability to repurchase our debt securities with cash, we are permitted to do so subject to compliance with the terms and conditions set forth in the credit facility. If purchases of the Notes in the open market were funded from available cash and cash equivalents, it could have a material adverse effect on our liquidity and financial condition.

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

In January 2003, we entered into a new unsecured $20.0 million credit facility with SVB to replace the BOA credit facility. We renewed the unsecured credit facility with SVB on March 31, 2004 with borrowing capacity reduced to $15.0 million. We also have an additional credit agreement with SVB, under which the Company is able to borrow up to $5.0 million for the purchase of equipment. As of August 31, 2004, approximately $9.7 million of letters of credit were outstanding with SVB, and approximately $1.3 million was outstanding under the equipment financing credit line with SVB as of August 31, 2004. On September 22, 2004, the Company and SVB amended the terms of the Credit Facility and Equipment Line to change the minimum tangible net worth (defined as the total consolidated assets of the Company minus goodwill, capitalized software costs, other intangible assets and total liabilities plus convertible debt and up to $10.0 million in restructuring and exit accruals) requirement to $120.0 million as of August 31, 2004 and November 30, 2004 and $120.0 million plus 50% of net quarterly GAAP profit for the quarter ending February 28, 2005. If our future financial performance results in a violation of financial covenants under the new credit facility with SVB, or with our equipment financing credit line with SVB, we could be required to provide cash collateral for letters of credit or repay outstanding borrowings, which would have a material adverse effect on our liquidity and financial condition.

RISKS RELATED TO OUR BUSINESS

OUR BUSINESS IS SUBJECT TO CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE THAT HAS INCREASED BOTH OUR COSTS AND THE RISK OF NONCOMPLIANCE.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and Nasdaq, have recently issued new requirements and regulations and continue to develop additional regulations and requirements in response to recent laws enacted by Congress, most notably The Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to comply with Section 404 of The Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that the ongoing review of our internal controls will enable us to provide an assessment of our internal controls and our external auditors to provide their audit opinion as of February 28, 2005 as required by Section 404 of The Sarbanes-Oxley Act of 2002, we can give no assurance that these efforts will be completed on a timely and successful basis.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

ADVERSE ECONOMIC AND POLITICAL CONDITIONS CAUSED A DETERIORATION OF DEMAND IN THE MARKETS FOR OUR PRODUCTS AND SERVICES AND HAVE ADVERSELY AFFECTED AND COULD FURTHER ADVERSELY AFFECT OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

Our revenue and operating results depend on the overall demand for our software and related services. Regional and global adverse changes in the economy and political upheaval and unrest caused a deterioration of the markets for our products and services in recent years. This resulted in reductions, delays and postponements of customer purchases, which materially and adversely affected our financial performance during the last three fiscal years and the first half of fiscal 2005. Demand for our solutions designed to optimize pricing and revenue management, a component of our demand management solutions, was more severely affected than our other solutions for which there are more mature markets. Although our markets deteriorated in most industries and geographies, industries most severely affected include, among others, chemical & energy, high technology, and travel, transportation & hospitality. Industries less affected include aerospace & defense, communications, consumer packaged goods, government, life sciences and retail. If these adverse conditions continue or worsen, we would likely experience further reductions, delays, and postponements of customer purchases further adversely affecting our operating performance and financial condition.

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

We have incured significant losses over the past several years.  Since the beginning of fiscal 2002, weakening economic conditions and political instability have resulted in the deterioration in our markets. Continued weakening of economic conditions has severely affected the timing of capital spending decisions for computer software, particularly enterprise application software, further negatively affecting the markets for our products and services.

We experienced sequential declines in software and total revenue during our second and third quarters of fiscal 2002. Total annual revenue decreased in each of fiscal 2003 and fiscal 2004, as compared to prior fiscal years.  For the three and six months ended August 31, 2004, there were declines in software and total revenue in comparison to the fourth quarter of fiscal 2004. The losses incurred during these periods were $115.2 million in fiscal 2002, $212.2 million in fiscal 2003, $103.8 million in fiscal 2004, $17.1 million for the three months ended August 31, 2004 and $24.8 million for the six months ended August 31, 2004.  If market conditions for our software do not improve or if we do not successfully align our cost structure with our revenue without hindering our ability to grow revenue, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

A VARIATION IN THE CONVERSION OF OUR REVENUE PIPELINE TO CONTRACTS COULD ADVERSELY AFFECT OUR REVENUE AND ABILITY TO FORECAST OPERATIONS.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenue in a particular reporting period as the estimates and assumptions were made using the best available data at the time. A slowdown in the global economy, among other factors, caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, management may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts in a timely manner. A variation in the pipeline or in the conversion rate of the pipeline into contracts, or our inability to respond to a variation in the conversion of the pipeline into contracts in a timely manner, could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations.

WE RECORDED A GOODWILL IMPAIRMENT CHARGE OF $96.3 MILLION IN OUR FOURTH QUARTER OF FISCAL 2003 AS A RESULT OF SIGNIFICANT DECLINES IN OUR STOCK PRICE DURING FISCAL 2003. IF OUR STOCK PRICE DECREASES TO LEVELS SUCH THAT THE IMPLIED FAIR VALUE OF THE COMPANY IS SIGNIFICANTLY LESS THAN STOCKHOLDERS’ EQUITY FOR A SUSTAINED PERIOD OF TIME, WE MAY BE REQUIRED TO RECORD ADDITIONAL SIGNIFICANT NON-CASH CHARGES ASSOCIATED WITH GOODWILL IMPAIRMENT.

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

During fiscal 2003, we experienced adverse changes in our stock price resulting from a decline in our financial performance caused by adverse business conditions that have affected the technology industry, especially enterprise application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002, November 30, 2002 and February 28, 2003.  As a result of these tests, we determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill, but as of February 28, 2003, there was an impairment of goodwill. As a result of the impairment of goodwill as of February 28, 2003, we recorded non-cash goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. We again performed a test for goodwill impairment at February 29, 2004, which is our annual date for goodwill impairment review, and determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of the Company as of February 29, 2004 there was no impairment of goodwill.

During the six months ended August 31, 2004, we again experienced adverse changes in our stock price resulting from a decline in revenue and overall financial performance caused by adverse business conditions that have affected the technology industry, especially enterprise application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2004, there was no impairment of goodwill.

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

We will incur significant non-cash charges in the future related to the amortization of acquired technology and intangible assets from past acquisitions. During fiscal 2002, we announced that we were required to write-off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. During fiscal 2003, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. Also during fiscal 2003, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. During fiscal 2002, 2003, 2004 and the first half of fiscal 2005, we recorded write-downs of long-lived assets associated with restructuring and lease abandonments of approximately $0.1 million, $2.5 million, $4.2 million and $0.9 million, respectively, consisting of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to permanently vacating office space. During fiscal 2004, we exchanged $74.5 million of the Notes for 9.7 million shares of our common stock in privately negotiated transactions, which resulted in a non-cash debt conversion expense of $59.8 million. We may also incur non-cash charges in future periods related to impairments of long-lived assets and future exchanges of Notes for shares of our common stock, if any. To achieve profitability, we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.

IF OUR RESTRUCTURING PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, WE MAY SUFFER MATERIAL HARM TO OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

In response to deteriorations in our markets, during fiscal 2002, fiscal 2003, fiscal 2004 and for the six months ended August 31, 2004, we implemented restructuring plans and cost containment and cost reduction measures and are continuing to implement cost containment and cost reduction measures to align our cost structure with our revenue. These actions have included, among other things, reductions in workforce and consolidations of our operational facilities.

As part of the consolidation of our facilities, we negotiate lease termination agreements or subleases for certain of our facilities.  We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases on terms acceptable to us.  Should we be unsuccessful in such negotiations or if the negotiated terms are less favorable than currently anticipated, we may be required to materially increase our restructuring and related expenses in future periods.  Further, if we consolidate additional facilities in the future, which is currently under consideration for the second half of fiscal 2005, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

We also cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that related transition issues associated with such a reduction will not occur again.

In fiscal 2002, fiscal 2003, fiscal 2004 and for the six months ended August 31, 2004, we recorded restructuring and lease abandonment charges of $6.6 million, $19.2 million, $18.6 million and $3.7 million, respectively. As a result of our most recent initiatives, we expect to incur additional restructuring charges of $8.0 million to $10.0 million during the second half of fiscal 2005, that will result in future cash expenditures consisting primarily of $6.0 million to $7.5 million for lease abandonment charges and $2.0 million to $2.5 million in severance and other benefits associated with further reductions in headcount. We anticipate quarterly cost savings of approximately $4.0 million to $5.0 million by our first quarter of fiscal 2006. If we fail to achieve the desired results of our restructuring plans and our cost containment and cost reduction measures, we may suffer material harm to our operating performance and financial condition.

WE REDUCED OUR WORKFORCE AS PART OF OUR COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO ATTRACT AND RETAIN A QUALIFIED WORKFORCE, OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

We believe that our success depends on our ability to motivate and retain highly skilled technical, managerial, sales, marketing and services personnel. Competition for skilled personnel can be intense, and there is no assurance that we will be successful in attracting, motivating and retaining the personnel we need to improve our financial performance and grow.

As part of our cost containment and cost reduction initiatives, we have recently reduced our workforce.   During the second half of fiscal 2004 and the six months ended August 31, 2004, voluntary employee attrition increased compared to recent periods. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. We consider stock options to be critically important in attracting and retaining employees.

As a result of these factors, our employees, whether or not affected by our reduction in workforce, may seek employment with our business partners, clients or competitors. Continuity of personnel is a very important factor in our success. Moreover, the cost of hiring, training and retaining skilled employees is high, and we may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions.  Our cost containment and cost reduction initiatives may yield further unintended consequences, such as reduced employee morale, decreased productivity and disclosures of confidential information of the Company by employees that seek employment with others in violation of their confidentiality agreements with us.

Failure to attract, motivate and retain highly skilled personnel could materially and adversely affect our business.

WE HAVE EXPERIENCED SIGNIFICANT CHANGES IN SENIOR MANAGEMENT RECENTLY. THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER IF WE EXPERIENCE TOO MANY CHANGES IN KEY PERSONNEL IN TOO SHORT A PERIOD OF TIME.

We have recently undergone significant changes in our senior management.  As a result, our senior management team has only recently begun to work together. In July 2004, Gregory J. Owens resigned as our Chief Executive Officer, but continues as Chairman of the Board, and was replaced by Joseph L. Cowan as Chief Executive Officer. In August 2004, our President, Jeremy P. Coote resigned and the position of President was eliminated. In addition, two other senior management personnel have recently left the Company. In September, 2004, Jeffrey L. Kissling was hired as the Company’s Chief Technology Officers, and two other senior management personnel were promoted to new positions. Our success depends significantly on the continued service of our executive officers and their ability to work together effectively as a management team. We do not have fixed-term employment agreements with any executive officers other then Joseph L. Cowan, who has a two-year employment agreement with the Company commencing in July 2004.  We do not maintain key person life insurance on our executive officers. The loss of services of any of our senior management for any reason or their inability to manage the Company effectively could have a material adverse effect on our operating performance and financial condition.

WE HAVE RESTRUCTURED, AND MAY IN THE FUTURE RESTRUCTURE, OUR SALES FORCE, WHICH CAN BE DISRUPTIVE.  WE HAVE ALSO REDUCED OUR SALES FORCE AS PART OF OUR COST CONTAINMENT AND COST REDUCTION INITIATIVES. OUR FAILURE TO FIELD AN EFFECTIVE SALES ORGANIZATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

We continue to rely heavily on our direct sales force. In recent years, we have restructured or made other adjustments to our sales force in response to factors such as management changes and other internal considerations. We have reduced our sales force in fiscal 2002, fiscal 2003, fiscal 2004 and for the six months ended August 31, 2004 as a result of the deterioration in our markets. Decreasing software revenue and unpaid leave programs have resulted in reduced compensation earned by members of our sales force, which may result in further voluntary attrition of our sales force over time. In order to stabilize and thus grow our revenue, we will have to field an effective sales force. Changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenue in one or more quarters. We cannot assure you that we will be able to field a more productive sales force or successfully attract and retain qualified sales people at levels sufficient to support growth. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur. Such restructuring or associated transition issues can be disruptive and adversely impact our operating performance and financial condition.

SALES CYCLES FOR OUR PRODUCTS AND SERVICES CAN BE LONG AND UNPREDICTABLE. VARIATIONS IN THE TIME IT TAKES US TO LICENSE OUR SOFTWARE MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

Each client’s decision to license and implement our products and services is discretionary, involves a significant commitment of resources and is subject to the client’s budget cycles.  The time it takes to license our software to prospective clients varies substantially, but historically has ranged between three and twelve months. Variations in the length of our sales cycles will cause our revenue to fluctuate widely from period to period. We base our operating expenses on anticipated revenue trends. Because a high percentage of our expenses are relatively fixed and we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the licensing of our products could cause significant variations in our revenue and operating results from quarter to quarter. These delays occurred on a number of occasions in the past and materially and adversely affected our financial performance, most recently in the six months ended August 31, 2004. The length of our sales cycle depends on a number of factors, many of which are beyond our control, including the following:

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

•                       the evaluation and approval processes employed by the clients and prospects, which have become more complex and lengthy;

•                       economic, political and market conditions; and

•                       any other delays arising from factors beyond our control.

As a result of these and other factors, revenue for any quarter is subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful.  You should not rely on these comparisons as indications of future performance.  Our future quarterly operating results from time to time may not meet the expectations of market analysts or investors, which would likely have an adverse effect on the price of our common stock.

THE LENGTH OF TIME IT TAKES TO ENGAGE A CLIENT AND IMPLEMENT OUR PRODUCTS MAY BE LENGTHY AND UNPREDICTABLE.  A DELAY IN THE SALE OR IMPLEMENTATION OF EVEN A LIMITED NUMBER OF LICENSE TRANSACTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION AND CAUSE OUR OPERATING RESULTS TO VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

The timing of the licensing and implementation of our products and services is lengthy and not predicable with any degree of accuracy.  Prior sales and implementation cycles should not be relied upon as any indication of future cycles.   The license of our software products is often an enterprise-wide decision by prospective clients and generally requires us to provide a significant level of education to prospective clients regarding the use and benefits of our products. In addition, the implementation of our products involves a significant commitment of resources by prospective clients and is commonly associated with process reengineering efforts that may be performed by the client or third-party systems integrators. The cost of our product to the client is only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale business software system. For these and other reasons, the period between initial contact and the implementation of our products can be lengthy and is subject to a number of factors (over many of which we have little or no control) that may cause significant delays. These factors include the size and complexity of the overall project. Accordingly, individual sales have sometimes occurred in quarters subsequent to when we anticipated. Moreover, we may derive a significant portion of our quarterly software license revenue from a small number of relatively large sales. As a result, a delay in the sale or implementation of even a limited number of license transactions may have a material adverse effect on our operating performance and financial condition and cause our operating results to vary significantly from quarter to quarter. As a result of current economic conditions and increased competition, our sales cycle has recently become longer than historical sales cycles.

FAILURE TO MAINTAIN OUR SERVICE RATES FOR IMPLEMENTATION SERVICES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

A significant portion of our revenue is derived from implementation services. Implementation services are predominately billed on an hourly or daily basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly or daily basis are generally recognized as work is performed. If we are not able to maintain the current service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:

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

•                       economic, political and market conditions.

CHANGES IN THE SIZE OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

The size of our software license transactions fluctuates. Fluctuations in the size of our software transactions have occurred, and may occur in the future, as a result of changes in demand for our software and services. Losses of, or delays in concluding, larger software transactions (which typically are more complex, take longer to negotiate and are more subject to delays) have had and could have a proportionately greater effect on our revenue and financial performance for a particular period. For example, we recorded 38 software transactions of $1.0 million or greater in fiscal 2002, 19 software transactions of $1.0 million or greater in fiscal 2003, 18 software transactions of $1.0 million or greater in fiscal 2004 and 4 software transactions of $1.0 million or greater for the six months ended August 31, 2004. As a result of these changes in the size of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may fluctuate significantly in the future.

WE EXPERIENCED DECLINES IN SOFTWARE REVENUE IN FISCAL 2002, FISCAL 2003, FISCAL 2004 AND FOR THE SIX MONTHS ENDED AUGUST 31, 2004. A REDUCTION IN OUR REVENUE DERIVED FROM SOFTWARE LICENSES RESULTED, AND MAY RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

Our ability to maintain or increase services and support revenue depends on our ability to maintain or increase the amount of software we license to customers. During our fiscal 2003 and 2004, we experienced declines in services revenue primarily as a result of declining software revenue in prior periods. For the six months ended August 31, 2004, we experienced a decrease in service revenue as compared to the same period in fiscal 2004. Additional decreases of software license revenue or slowdowns in licensing may have a material adverse effect on our services and support revenue in future periods.

FURTHER DECLINES IN SOFTWARE REVENUE, A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS, OR BOTH, COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

In our third quarter of fiscal 2003, our first two quarters of fiscal 2004, fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, we experienced sequential quarterly declines in support revenue resulting from both the recent decline in software revenue and clients not renewing or partially renewing existing support contracts. Our support revenue for the quarter ended August 31, 2004 remained stable compared to the support revenue for the quarter ended May 31, 2004. Our support revenue includes post-contract support and the rights to unspecified software upgrades and enhancements. Support contracts are generally renewable annually at the option of our customers. We have experienced high rates of renewed annual support contracts from our customers. If our software revenue does not grow and if our customers fail to renew or to fully renew their support contracts at historical rates, our support revenue could materially decline.

WE HAVE A HISTORY OF SUPPLEMENTING OUR EXISTING REVENUE GENERATION CAPABILITIES THROUGH ACQUISITIONS OF BUSINESSES AND TECHNOLOGY.  ACQUISITIONS INCREASE BUSINESS AND FINANCIAL RISK. WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING ACQUISITIONS IN THE PAST.

An acquisition involves the integration of a business that has previously operated independently and increases the business and financial risk of the acquirer. In fiscal 2001, 2002 and 2003 we acquired the products and operations of seven companies, including Talus and Western Data Systems of Nevada, Inc. In connection with these and any future acquisitions, there can be no assurance that we will:

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

IF THE MARKETS FOR OUR PRODUCTS DO NOT IMPROVE OR SUFFER FURTHER DECLINES, OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION WILL BE MATERIALLY AND ADVERSELY AFFECTED.

Substantially all of our software, services and support revenue have arisen from, or are related directly to, our solutions. We expect to be dependent upon these solutions in the future, and any factor adversely affecting the markets for our solutions would materially and adversely affect our ability to increase revenue and achieve operating profitability. The markets for our solutions have been and may continue to be materially adversely affected by continued weak demand for enterprise application software and political instability. While we believe the markets for our solutions ultimately will expand as the economy improves, they may grow more slowly than anticipated. If the markets for our solutions decline or do not grow as rapidly as we expect, revenue growth, operating margins, or both, could be adversely affected.

OUR MARKETS ARE VERY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the deterioration in our markets. We expect this intensity of competition to increase in the future.

In addition, many leading companies in the business of providing enterprise application software have been the subject of mergers and acquisitions during the last several years.  We expect this trend towards consolidation to continue as companies attempt to maintain or extend their market and competitive positions in the rapidly changing enterprise applications software industry and as companies are acquired or are unable to continue operations. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers.  If there is significant consolidation among enterprise application software companies, we may be at a competitive disadvantage.

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

We directly compete with other enterprise application software vendors including: Adexa, Aspen Technology, DemandTec, The Descartes Systems Group, Global Logistics Technologies, i2 Technologies, JDA Software, Khimetrics, Logility, Manhattan Associates, Mercia, Metreo, PROS Revenue Management, Rapt, Retek, Sabre, SAP, Viewlocity and Zilliant. Certain enterprise resource planning (“ERP”) vendors, in addition to SAP, all of which are substantially larger than Manugistics, have acquired or developed demand-driven and supply chain management software companies, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle, PeopleSoft and SSA Global Technologies. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and larger installed bases of clients. Some of our current and potential competitors, particularly, but not limited to, Oracle and PeopleSoft, may combine pursuant to recently announced tender offers and subsequently utilize enhanced financial and human resources to develop and sell more competitive demand-driven supply chain products. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

IF THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES FAILS TO KEEP PACE WITH OUR INDUSTRY’S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

The markets for our solutions are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards. We have historically been successful in keeping pace with these changes, but if we fail to do so in the future, our products and services may be rendered less competitive or obsolete. Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We have released a web-native version of many of our products and will continue to develop and release web-native versions of our products. We may not possess sufficient resources in the future to continue to make further necessary investments in technology. Recent and future cutbacks in our workforce could lengthen the time necessary to develop our products. In addition, we may not successfully identify new software opportunities or develop and bring new software to market in a timely and efficient manner.

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

WE UTILIZE THIRD PARTIES TO INTEGRATE OUR SOFTWARE WITH OTHER SOFTWARE PRODUCTS AND PLATFORMS. IF ANY OF THESE THIRD PARTIES SHOULD CEASE TO PROVIDE INTEGRATION SERVICES TO US, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

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

The WDS acquisition significantly increased the percentage of our revenue derived from contracts with the Federal Government. Government contractors are commonly subject to various audits and investigations by Government agencies. One agency that oversees or enforces contract performance is the Defense Contract Audit Agency (“DCAA”). The DCAA generally performs a review of a contractor’s performance on its contracts, its pricing practices, costs and compliance with applicable laws, regulations and standards and to verify that costs have been properly charged to the Government. Although the DCAA completed an initial review of our accounting practices and procedures allowing us to invoice the Government, it has yet to exercise its option to perform an audit of our actual invoicing of Government contracts. These audits may occur several years after completion of the contract. If an audit were to identify significant unallowable costs, we could have a material charge to our earnings or reduction to our cash position as a result of the audit and this could have a material adverse effect on our operating performance and financial condition.

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

In addition, Government contracts may be subject to termination by the Government for its convenience, as well as termination, reduction or modification in the event of budgetary constraints or any change in the Government’s requirements. If any of our time-and-materials or fixed-priced contracts were to be terminated for the Government’s convenience, we would probably receive only the purchase price for items delivered prior to termination, reimbursement for allowable costs for work-in-progress and an allowance for profit on the contract, or an adjustment for loss if completion of performance would have resulted in a loss. Government contracts are also conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis, even though the contract performance may extend over many years. Consequently, at the outset of a program, the contract is usually only partially funded, and Congress must annually determine if additional funds will be appropriated to the program. As a result, long-term contracts are subject to cancellation if appropriations for future periods become unavailable. We have not historically experienced any significant material adverse effects as a result of the Government’s failure to fund programs awarded to us. If the Government were to terminate some or all of our contracts or reduce appropriations for a program under which we have a contract, cancel appropriations, or both, our operating performance and financial condition could be materially and adversely affected.

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

As a prime contractor, we may rely upon other companies as subcontractors to perform work we are obligated to deliver to our clients. A failure by one or more of our subcontractors to perform the agreed-upon services on a timely and satisfactory basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

THE LIMITED ABILITY OF LEGAL PROTECTIONS TO SAFEGUARD OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY.

Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of confidentiality procedures and agreements, contractual provisions, patent, copyright, trademark and trade secret laws. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or obtain and use information that we regard as proprietary.  The shift of some of our product development work to India may increase this risk.  Policing unauthorized use of our products is difficult, particularly in certain foreign countries, including, among others, India and The People’s Republic of China. We are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. Furthermore, our competitors may independently develop technology similar to ours.

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

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

We currently conduct operations in Australia, Belgium, Brazil, Canada, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Taiwan, The People’s Republic of China, Singapore, and the United Kingdom. We also have relationships with third parties in India to outsource a portion of our product development and implementation services effort. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. These operations require significant management attention and financial resources and additionally subject us to risks inherent in doing business internationally, such as:

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

For the six months ended August 31, 2004, 33.2% of our total revenue was derived from outside the U.S. Our primary international operations are located throughout Europe and Asia-Pacific. We also have operations in Brazil, Canada and Mexico. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenue and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and costs and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

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

IF REQUIREMENTS RELATING TO ACCOUNTING TREATMENT FOR EMPLOYEE STOCK OPTIONS ARE CHANGED, WE MAY CHOOSE TO CHANGE OUR BUSINESS PRACTICES OR OUR EARNINGS MAY BE AFFECTED.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the implementation of a new accounting principle.

We currently account for stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On March 31, 2004, the FASB issued a draft accounting pronouncement which, if implemented, will require us to expense stock options in our statement of operations effective January 1, 2005. The draft accounting pronouncement applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. The final statement is expected to be issued in the third quarter of 2004.

If we are required to change our accounting policy in accordance with this draft accounting pronouncement, we estimate that our earnings in 2005 could be significantly reduced. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees or attract qualified candidates, and increase the cash compensation we pay to employees. Such a change could have a material effect on our operating performance.

In June 2003, our Board of Directors approved an amendment to our 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by shareholders at our Annual Meeting of Shareholders on July 29, 2003. On October 17, 2003, we issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in four equal increments over four years from the date of grant, with the first increment vesting on April 17, 2005. The quoted market price of the restricted stock awards granted of approximately $1.3 million was recorded as a component of deferred compensation and will be amortized over the vesting period. In the six months ended August 31, 2004, 30,000 shares of unvested restricted stock were cancelled due to the termination of employees and $0.2 million was reversed from deferred compensation. Additionally, 200,000 shares, which vest in full on January 1, 2006, were issued to the new Chief Executive Officer, resulting in an increase in deferred compensation in stockholders’ equity of $0.5 million. We recorded $0.2 million and $0.3 million in compensation expense related to restricted shares outstanding during the three and six months ended August 31, 2004, respectively.

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

SCHEDULED SALES OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK BY OUR EXECUTIVE OFFICERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Certain of our executive officers, including our former Chief Executive Officer and current Chairman of the Board, and our Chief Financial Officer, have entered into pre-established trading plans to facilitate the orderly sale by them of shares of our common stock. Our executive officers who entered into pre-established trading plans are scheduled to sell shares subject to the terms of their respective trading plan. These terms include one or more price floors below which shares may not be sold.  The minimum price floor for our former Chief Executive Officer is $6.00 per share with respect to a total of 160,000 shares that may be sold under the plan and $9.00 per share with respect to the balance of the shares that may be sold under the plan. The minimum price floor for our former Chief Financial Officer is $8.00 per share with respect to a total of 28,000 shares that may be sold under the plan and $9.00 per share with respect to the balance of the shares that may be sold under the plan.  Sales under each of these pre-established trading plans will, subject to the respective terms of the trading plan, continue until the trading plan is modified, terminated or expires. The sale of these shares, if significant in amount, may cause the market price of our stock to decline.

OUR CHARTER AND BYLAWS, DELAWARE LAW AND THE INDENTURE FOR THE NOTES CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.  IN ADDITION, CERTAIN OF OUR CURRENT OFFICERS, DIRECTORS, AN ENTITY AFFILIATED WITH A DIRECTOR AND ONE OF OUR FOUNDERS TOGETHER MAY BE ABLE TO EXERCISE SUBSTANTIAL INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

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

In addition, our current officers, directors, Warburg Pincus Private Equity VIII, L.P. (“WP VIII”) an entity affiliated with William H. Janeway, one of our directors, and one of our founders, William M. Gibson, together beneficially owned approximately 28.5% of the outstanding shares of our common stock at August 31, 2004. While these stockholders do not hold a majority of our outstanding common stock, if they were to vote together, they may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This factor may  prevent or discourage tender offers for our common stock. In connection with the appointment of Mr. Janeway to the Board in October 2002, we entered into a standstill agreement with WP VIII under which WP VIII agreed that it and certain of its affiliates would not acquire more than 19.9% of the common stock of the Company without our consent for a period of three years or until the earlier occurrence of certain specified events.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders’ equity. Revenue outside of the U.S. was 36.5% and 33.2% for the three and six months ended August 31, 2004 as compared to 36.6% and 32.2% for the same period in fiscal 2004. Revenue outside the U.S. is derived from operations in Australia, Belgium, Brazil, Canada, The People’s Republic of China, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore, Sweden, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our condensed consolidated financial statements. None of the components of our financial statements were materially affected by exchange rate fluctuations during the three and six months ended August 31, 2004 and 2003. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

Interest Rate Risk. Our long-term investments, marketable securities and certain cash equivalents are subject to interest rate risk. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. We manage this risk by maintaining an overall investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. All securities in our long-term investment portfolio mature in two years or less. Instruments in our entire portfolio include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. As of August 31, 2004 and February 29, 2004, the fair market value of our long-term investments and marketable securities held was $36.0 million and $16.3 million, respectively.

We also hold cash balances in accounts with commercial banks in the U.S. and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Generally, operating cash balances held at banks outside of the U.S. are denominated in the local currency.

The U.S. Federal Reserve Board influences the general market rates of interest. During fiscal 2003 and fiscal 2004, the federal funds rate was further reduced by 75 basis points to its February 29, 2004 level of 1.00%. The federal funds rate was 1.50% as of August 31, 2004.  As of September 30, 2004, the Federal Reserve increased federal funds rate by 25 basis points to 1.75% ..According to the Federal Reserve, recent inflationary pressures are transitory and as long as the core inflation rate stays within an acceptable range (approximately 1.75% to 2.25%), the Federal Reserve is expected to move towards a neutral federal funds rate range (approximately 2.50% to 3.50%). Additionally, according to the Federal Reserve, the U.S. economy seems to have regained some traction and inflation is expected to remain relatively low.

The weighted average yield on interest-bearing investments held as of August 31, 2004 and 2003 was approximately 1.4% and 1.0%. Based on our investment holdings at August 31, 2004, a 100 basis point decline in the average yield would reduce our annual interest income by $1.4 million.

Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, long-term investments and trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables since most of our customers are large, well-established companies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry, and no single customer has accounted for more than 10% of our consolidated revenue on an annual basis, although we have had customers which accounted for more than 10% of our consolidated revenue on a quarterly basis. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 2004, we held our 2004 Annual Meeting of Stockholders, which had been adjourned to that date on July 22, 2004. At the Annual Meeting, stockholders voted on the following:

•                       The election of two Class III directors, with terms expiring in 2007, William H. Janeway (with 70,783,900 affirmative votes and 3,256,063 votes withheld) and William G. Nelson (with 70,925,117 affirmative votes and 3,114,846 votes withheld). Messrs. J. Michael Cline, Lynn C. Fritz, Joseph H. Jacovini, Kevin C. Melia, Gregory J. Owens and Thomas A. Skelton all continued their terms as directors. At a Special Meeting of Directors immediately following the Annual Meeting of Stockholders, Mr. Joseph L. Cowan was appointed by the Board of Directors to fill a Class III vacancy with a term expiring in 2007.

•                       The approval of the 2004 Employee Stock Purchase Plan of Manugistics Group, Inc. to allow for the issuance of up to 3 million shares of Common Stock of the Company (with 51,710,343 affirmative votes, 5,860,649 votes against, 856,572 votes abstaining and 15,612,399 broker non-votes).

•                       The approval of the ratification of the appointment of Deloitte and Touche LLP as independent auditor for the fiscal year ending 2005 (with 72,333,169 affirmative votes, 1,570,814 votes against and 135,980 votes abstaining).

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits

4.0                               Third Amended and Restated By-Laws of Manugistics Group, Inc.

10.1                         Separation Agreement Dated August 20, 2004 between Manugistics Group, Inc. and Gregory J. Owens

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

(b)              Reports on Form 8-K

1)              On August 30, 2004, we filed a Current Report on Form 8-K dated August 25, 2004 reporting under Item 5.02, the termination of employment of Jeremy P. Coote, President of the Company, effective August 31, 2004.

2)              On July 27, 2004, we filed a Current Report on Form 8-K dated July 22, 2004 reporting under Item 5, the appointment by the Board of Directors of Joseph L. Cowan as Chief Executive Officer of the Company effective July 22, 2004.

3)              On July 22, 2004, we filed a Current Report on Form 8-K dated July 21, 2004 reporting under Item 5, our issuance of a press release announcing the appointment by the Board of Directors of Joseph L. Cowan as Chief Executive Officer of the Company and the continuation of Gregory J. Owens as Chairman of the Board of the Company.

4)              On June 24, 2004, we furnished a Current Report on Form 8-K dated June 24, 2004 reporting under Item 12 our issuance of a press release announcing our financial results for the first quarter of our fiscal year ending February 28, 2005.

5)              On June 1, 2004, we furnished a Current Report on Form 8-K dated June 1, 2004 reporting under Item 12 our issuance of a press release announcing our preliminary financial results for the first quarter of our fiscal year ending February 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 12, 2004.

MANUGISTICS GROUP, INC.
(Registrant)

Date:	October 12, 2004
/s/ Joseph L Cowan
Joseph L Cowan
Chief Executive Officer
(Principal executive officer)

/s/ Raghavan Rajaji
Raghavan Rajaji
Executive Vice President and
Chief Financial Officer
(Principal financial officer)

/s/ Kelly Davis-Stoudt
Kelly Davis-Stoudt
Vice President, Controller and
Chief Accounting Officer
(Principal accounting officer)