Form 10-Q
period 2004-11-30
MANUGISTICS GROUP INC
filed 2005-01-10
CIK 908440

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

Yes   ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83.6 million shares of common stock, $.002 par value, as of December 31, 2004.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

PART I-FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	November 30, 2004	February 29, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$81,566	$138,984
Marketable securities	36,477	7,316

Total cash, cash equivalents and marketable securities	118,043	146,300
Account receivable, net of allowance for doubtful accounts of $7,833 and $4,395 at November 30, 2004 and February 29, 2004, respectively	37,716	55,575
Other current assets	13,264	11,924

Total current assets	169,023	213,799

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	18,565	21,632
Software development costs, net of accumulated amortization	14,140	14,224
Long-term investments	14,127	8,999
Goodwill	185,749	185,501
Acquired technology, net of accumulated amortization	16,386	27,023
Customer relationships, net of accumulated amortization	10,997	15,984
Other intangibles and non-current assets, net of accumulated amortization	9,612	10,919

TOTAL ASSETS	$438,599	$498,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	7,932	10,368
Accrued compensation	4,344	6,180
Accrued exit and disposal obligations	6,735	5,112
Deferred revenue	31,051	43,748
Other current liabilities	20,445	22,857

Total current liabilities	70,507	88,265

NON-CURRENT LIABILITIES:
Convertible debt	175,500	175,500
Accrued exit and disposal obligations	9,243	14,393
Long-term debt and capital leases	1,841	2,633
Other non-current liabilities	323	430

Total non-current liabilities	186,907	192,956

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock, $.002 par value per share; 300,000 shares authorized; 83,542 and 81,973 issued and outstanding at November 30, 2004 and February 29, 2004, respectively	167	164
Additional paid-in capital	779,699	775,969
Deferred compensation	(3,306)	(1,410)
Accumulated other comprehensive income	4,218	3,615
Accumulated deficit	(599,593)	(561,478)

Total stockholders’ equity	181,185	216,860

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$438,599	$498,081

See accompanying notes to the Condensed Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,

	2004	2003	2004	2003
REVENUE:
Software	$6,664	$17,079	$28,143	$54,790
Support	20,666	22,195	63,383	64,749
Services	16,159	18,332	50,091	58,249
Reimbursed expenses	1,556	2,291	6,273	7,457

Total revenue	45,045	59,897	147,890	185,245

OPERATING EXPENSES:
Cost of revenue:
Cost of software	3,525	3,695	10,861	12,560
Amortization of acquired technology	3,546	3,546	10,638	10,664

Total cost of software	7,071	7,241	21,499	23,224

Cost of services and support	18,391	18,450	55,621	62,902
Cost of reimbursed expenses	1,556	2,291	6,273	7,457
Non-cash stock-option compensation expense for cost of services and support	—	183	75	780

Total cost of services and support	19,947	20,924	61,969	71,139

Sales and marketing	11,387	16,326	41,852	49,209
Non-cash stock-option compensation expense for sales and marketing	—	92	26	424

Total cost of sales and marketing	11,387	16,418	41,878	49,633

Product development	8,257	8,049	25,151	28,153
Non-cash stock-option compensation expense for product development	—	27	15	110

Total cost of product development	8,257	8,076	25,166	28,263

General and administrative	5,250	5,912	17,270	18,158
Non-cash stock-option compensation expense for general and administrative	—	92	52	292

Total cost of general and administrative	5,250	6,004	17,322	18,450

Amortization of intangibles	1,662	1,004	4,986	3,012
Exit and disposal activities	2,931	67	6,636	10,549

Total operating expenses	56,505	59,734	179,456	204,270

(LOSS) INCOME FROM OPERATIONS	(11,460)	163	(31,566)	(19,025)
DEBT CONVERSION EXPENSE	—	(16,406)	—	(16,406)
OTHER EXPENSE, NET	(1,585)	(3,374)	(5,655)	(9,997)
LOSS BEFORE INCOME TAXES	(13,045)	(19,617)	(37,221)	(45,428)
PROVISION FOR INCOME TAXES	223	230	894	849
NET LOSS	$(13,268)	$(19,847)	$(38,115)	$(46,277)

BASIC AND DILUTED LOSS PER SHARE	$(0.16)	$(0.27)	$(0.47)	$(0.65)

SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION	81,928	72,753	81,885	71,088

See accompanying notes to the Condensed Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended November 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,115)	$(46,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,433	27,961
Amortization of debt issuance costs	678	921
Exit and disposal activities	6,636	10,549
Debt conversion expense	—	16,406
Non-cash stock-option compensation expense	168	1,606
Bad debt expense	3,965	856
Other	793	291
Changes in assets and liabilities:
Accounts receivable	13,894	4,619
Other assets	(1,311)	(5,007)
Accounts payable	(2,436)	1,007
Accrued compensation	(1,837)	(1,599)
Other liabilities	(2,763)	(4,245)
Accrued exit and disposal obligations	(9,778)	(7,941)
Deferred revenue	(12,697)	(8,457)
Net cash used in operating activities	(13,370)	(9,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	1,968
Restricted cash	—	12,980
(Purchases) sales of marketable securities, net	(29,360)	308
Purchases of property and equipment	(3,352)	(1,674)
Proceeds from sale of fractional shares of jet	1,958	—
Capitalization and purchases of software	(7,341)	(8,955)
Purchases of long-term investments, net	(5,128)	(9,807)
Net cash used in investing activities	(43,223)	(5,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of long-term debt and capital lease obligations	(1,976)	(2,359)
Proceeds from exercise of stock options and employee stock plan purchases	745	4,646
Net cash (used in) provided by financing activities	(1,231)	2,287

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	406	2,029

NET CHANGE IN CASH AND CASH EQUIVALENTS	(57,418)	(10,174)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,984	134,789
CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,566	$124,615

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$9,011	$13,057

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of capital leases	$1,490	$—
Debt conversion	$—	$22,500

See accompanying notes to the Condensed Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2004

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

2.  Stock Option-Based Compensation Plans & Employee Stock Option Exchange Program

Stock Option-Based Compensation Plans. The Company accounts for its stock option-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic value based method of accounting. If the Company accounted for its stock option-based compensation plan using the fair value based method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Interpretation No. 9,” as it will be required to do beginning September 1, 2005, the Company’s net loss and loss per basic and diluted share amounts would have been as follows (amounts in thousands except per share amounts):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Net loss, as reported	$(13,268)	$(19,847)	$(38,115)	$(46,277)
Add: Stock option-based compensation expense included in reported net loss, net of tax	—	394	168	1,606
Deduct: Stock option-based compensation expense determined under the fair-value method, net of tax (1)	(1,257)	(1,665)	(4,999)	(1,976)

Pro forma net loss	$(14,525)	$(21,118)	$(42,946)	$(46,647)

Basic and diluted loss per share, as reported	$(0.16)	$(0.27)	$(0.47)	$(0.65)
Basic and diluted loss per share, pro forma	$(0.18)	$(0.29)	$(0.52)	$(0.66)

(1) Includes the impact of actual stock option forfeitures related to employee terminations.

Consistent with the Company’s accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited Condensed Consolidated Financial Statements, the Company has not provided a tax benefit or expense on the pro forma expense in the above table.

During the three and nine months ended November 30, 2004, stock options granted had weighted average fair values of $1.65 and $1.76 per share, respectively, and $4.00 and $4.20 per share during the three and nine months ended November 30, 2003, respectively, as calculated using the Black-Scholes option valuation model.

The weighted average estimated fair value of the common stock purchase rights granted under the employee stock purchase plan during the three months ended November 30, 2004 was $0.51 per share. The weighted average estimated fair value of the common stock purchase rights granted under the employee stock purchase plan during the nine months ended November 30, 2003 was $0.90 per share. The employee stock purchase plan was suspended as of June 30, 2003. At the 2004 Annual Meeting of Shareholders, the shareholders of the Company approved the 2004 Employee Stock Purchase Plan of Manugistics Group, Inc., and participation commenced on September 1, 2004. On November 30, 2004, 70,278 shares of the Company’s common stock were issued under the Company’s employee stock purchase plan.

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

	OPTIONS		ESPP		OPTIONS		ESPP
	Three Months Ended November 30,		Three Months Ended November 30,		Nine Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Risk-free interest rate	3.37%	2.22%	2.02%	N/A	3.15%	2.49%	2.02%	1.45%
Expected term	5.41 years	2.86 years	3 months	N/A	4.71 years	4.44 years	3 months	6 months
Volatility	0.7812	0.9403	0.5499	N/A	0.7902	0.9430	0.5499	0.8814
Dividend Yield	0%	0%	0%	N/A	0%	0%	0%	0%

Employee Stock Option Exchange Program. On February 10, 2003, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company offered to exchange options to purchase an aggregate of approximately 6.1 million shares of Manugistics common stock held by eligible employees, vested or unvested, with exercise prices equal to or greater than $7.0001 per share. All employees had the opportunity to exchange existing eligible options for a promise to grant new options at exchange ratios dependent on the exercise price of the exchanged options. Members of the Company’s Board of Directors, including the Company’s then Chairman and Chief Executive Officer, were not eligible to participate in this program.

On March 10, 2003, the Company announced that it had accepted for cancellation and exchange options to purchase approximately 4.8 million shares of its common stock in exchange for approximately 1.5 million new options of its common stock, to be granted on September 16, 2003. The Company granted approximately 1.2 million new options on September 16, 2003 as a result of the option exchange program. The number of new options granted to employees declined from the original expected amount as a result of voluntary and involuntary terminations. The replacement options have terms, except for exercise price, and conditions that are substantially the same as those of the cancelled options. The exercise price of the replacement options is $5.55 per share, which was the market value of a share of the Company’s common stock on the date of grant as determined under the Company’s option plans.

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

Restricted Stock Program. In June 2003, the Company’s Board of Directors approved an amendment to the Company’s 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by shareholders at the Company’s 2003 Annual Meeting of Shareholders on July 29, 2003. On November 3, 2004, the Company issued 1.3 million shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in three equal annual increments over three years from the date of grant, with the first increment vesting on November 3, 2005. The total value of the 2004 restricted stock awards granted of approximately $2.5 million was computed using the closing stock price on the date of grant and a 22% estimated forfeiture rate and was recorded as a component of deferred compensation. The related compensation expense will be recognized and amortized over the vesting period. Additionally, 200,000 shares, which vest in full on January 1, 2006, were issued to the new Chief Executive Officer, resulting in an increase in deferred compensation in stockholders’ equity of $0.5 million.

On October 17, 2003, the Company issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in four equal increments over four years from the date of grant, with the first increment vesting on April 17, 2005. The total value of the 2003 restricted stock awards granted of approximately $1.3 million was computed using the closing stock price on the date of grant and was recorded as a component of deferred compensation. The related compensation expense will be recognized and amortized over the vesting period. The Company recorded $0.3 million and $0.6 million in compensation expense related to restricted shares outstanding during the three and nine months ended November 30, 2004, respectively.

3.  Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options, restricted stock and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company’s convertible subordinated debt. The dilutive effect of options, restricted stock and warrants to acquire six thousand and 1.9 million shares for the three months ended November 30, 2004 and 2003, respectively, and to acquire 0.9 million and 0.7 million shares for the nine months ended November 30, 2004 and 2003, respectively, was excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for the three and nine month periods ended November 30, 2004 and 2003 because it was anti-dilutive.

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

Indemnification. The Company licenses software to its customers under contracts which the Company refers to as Software License Agreements (“SLAs”). Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions for indemnifying the customer against damages, judgments, reasonable cost and expenses incurred by the customer for any claim or suit based on infringement of a trademark or copyright as a result of the customer’s use of the Company’s software. The SLA generally limits the indemnification obligations in a variety of industry-standard respects. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of November 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s operating performance, financial condition and cash flows.

The SLA generally provides that in the event of a determination that the Company’s software, or the customer’s use of the Company’s software, infringes any trademark or copyright of any third party, or if the Company reasonably believes that such is the case, the Company, at its option and expense, has the right to obtain for the customer the right to continue to use the infringing item, replace the infringing item or modify the infringing item so that it is no longer infringing.

Product Warranty. The Company generally warrants its software products. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

5.  Intangible Assets and Goodwill

Acquisition-related intangible assets subject to amortization as of November 30, 2004 and February 29, 2004 were as follows (amounts in thousands):

	Gross Assets	Accumulated Amortization	Net Assets
November 30, 2004
Acquired technology	$64,739	$(48,353)	$16,386
Customer relationships	28,109	(17,112)	10,997

Total	$92,848	$(65,465)	$27,383

	Gross Assets	Accumulated Amortization	Net Assets
February 29, 2004
Acquired technology	$64,739	$(37,716)	$27,023
Customer relationships	28,109	(12,125)	15,984

Total	$92,848	$(49,841)	$43,007

The change in the carrying amount of goodwill for the nine months ended November 30, 2004 was as follows (amounts in thousands):

Balance as of February 29, 2004	$185,501
Foreign currency translation adjustments, net	248

Balance as of November 30, 2004	$185,749

During the six months ended August 31, 2004, the Company experienced adverse changes in its stock price resulting from its poor financial performance. As a result, the Company performed a test for goodwill impairment at August 31, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2004, there was no impairment of goodwill. There was no change in circumstances during the three months ended November 30, 2004 that caused the Company to perform an additional test for goodwill impairment at November 30, 2004.

Amortization expense for acquisition-related intangible assets was $5.2 million and $4.6 million for the three months ended November 30, 2004 and 2003, respectively, and $15.6 million and $13.7 million for the nine months ended November 30, 2004 and 2003, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets for the three month period ending February 28, 2005 and future fiscal years is as follows (amounts in thousands):

	Three Months Ending February 28,	Fiscal Year Ending February 28 or 29,
	2005	2006	2007	2008	2009	Thereafter	Total
Amortization expense	$4,231	$12,497	$7,146	$2,441	$914	$154	$27,383

6.  Comprehensive Loss

Other comprehensive loss relates primarily to foreign currency translation adjustments and unrealized (losses) gains on investments in marketable securities and long-term investments. The following table sets forth the comprehensive loss for the three and nine month periods ended November 30, 2004 and 2003 (amounts in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003

Net loss	$(13,268)	$(19,847)	$(38,115)	$(46,277)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on investments	(114)	31	(308)	23
Foreign currency translation adjustment	1,949	2,041	911	2,643
Total comprehensive loss	$(11,433)	$(17,775)	$(37,512)	$(43,611)

7.  Exit and Disposal Activities

The following table sets forth a summary of total exit and disposal charges, payments made against those charges and the remaining liabilities as of November 30, 2004 (amounts in thousands):

All Plans	Balance as of February 29, 2004	Adjustments to charges in the three months ended May 31, 2004	Charges and adjustments to charges in the three months ended August 31, 2004	Charges and adjustments to charges in the three months ended November 30, 2004	Utilization of cash in the nine months ended November 30, 2004	Non-cash activity disposal losses in the nine months ended November 30, 2004	Balance as of November 30, 2004
Lease obligations and terminations (1)	$18,636	$(2,837)	$3,377	$578	$(6,478)	$—	$13,276
Severance and related benefits	82	—	1,922	2,647	(2,985)	—	1,666
Impairment charges (benefit) and write-downs	—	246	686	(370)	—	(562)	—
Other	58	74	237	76	(315)	—	130
Subtotal	18,776	$(2,517)	$6,222	$2,931	$(9,778)	$(562)	15,072
Reclassification of deferred rent	729						906
Total	$19,505						$15,978

(1)   Certain accrued lease obligations extend through fiscal year 2019.

Plan FY05 Q2 Exit and Disposal Plans (“FY05 Q2 Plans”). During the three months ended August 31, 2004, the Company announced and began implementing the FY05 Q2 Plans designed to further adjust its cost structure and resource allocation to increase efficiencies and reduce excess office space. Actions taken included the involuntary termination of 16 employees located in the U.S. and 3 located overseas and abandoning additional idle space in the San Carlos and Calabasas, California facilities. As a result of the involuntary terminations, the Company recorded a charge of approximately $1.9 million. Three of the terminated employees had employment contracts that defined the amount of severance and related benefits they would receive upon termination. The severance and related benefits for employees with employment contracts were accrued at August 31, 2004 in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) as the amounts were both probable and estimable. All terminated employees were notified by August 31, 2004 and those employees without employment contracts were not required to render service to the Company for severance and related benefits beyond the earlier of their termination date or a minimum retention period of 60 days (as defined by Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”)).

The Company recorded a facility charge of approximately $2.2 million related to abandoning additional idle space in the San Carlos and Calabasas facilities. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. Other contract termination-related charges amounted to approximately $0.2 million. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company

recorded a write-down of certain furniture, fixtures, computer equipment and leasehold improvements of approximately $0.7 million related to the abandonment of idle space in San Carlos, California.

During the three months ended November 30, 2004, the Company recorded exit and disposal charges of approximately $0.5 million related to abandoning additional office space in Munich, Germany and Stockholm, Sweden. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. The Company also disposed of its right to certain fractional shares of a jet, resulting in a benefit of approximately $0.4 million. Other exit and disposal charges were $0.1 million.

Additionally, during the three months ended November 30, 2004, the Company recorded severance-related exit and disposal charges of approximately $2.6 million as a result of the involuntary termination of 75 employees located in the U.S. and 21 located overseas. All terminated employees were notified by November 30, 2004. There were 24 employees who were required to render service beyond the earlier of their termination date or minimum retention period of 60 days, as defined by SFAS 146. The severance cost for these employees is recognized and accrued over the required service period in accordance with SFAS 146. All other terminated employees were not required to render service to the Company for severance and related benefits beyond the earlier of their termination date or a minimum retention period of 60 days.

The following table sets forth a summary of the FY05 Q2 Plans exit and disposal charges, payments made and the remaining liabilities as of November 30, 2004 (amounts in thousands):

FY05 Q2 Plans	Balance as of February 29, 2004	Charges in the three months ended August 31, 2004	Charges and adjustments to charges in the three months ended November 30, 2004	Utilization of cash in the nine months ended November 30, 2004	Non-Cash activity disposal losses in the nine months ended November 30, 2004	Balance as of November 30, 2004
Lease obligations and terminations(1)	$—	$2,180	$519	$(179)	$—	$2,520
Severance and related benefits	—	1,922	2,635	(2,891)	—	1,666
Impairment charges (benefit) and write downs	—	686	(370)	—	(316)	—
Other	—	190	76	(136)	—	130
Subtotal	—	$4,978	$2,860	$(3,206)	$(316)	4,316
Reclassification of deferred rent	—					88
Total	$—					$4,404

(1) Includes $14 of accretion expense in adjustments to charges in the three and nine month periods ended November 30, 2004.

In accordance with SFAS 146, in periods subsequent to the initial recording of the FY05 Q2, FY04 Q4 and FY04 Q1 Plans facilities charge, the Company will recognize accretion expense due to the passage of time. Accretion expense will be recorded as an additional restructuring-related expense and increase to restructuring liabilities.

Plan FY04 Q4 Exit and Disposal Plan (“FY04 Q4 Plan”). During the three months ended February 29, 2004, the Company announced and implemented the FY04 Q4 Plan designed to further adjust its cost structure and resource allocation to increase efficiencies and reduce excess office space. Actions taken included further consolidation of the Company’s U.S. product development functions to the corporate headquarters in Rockville, Maryland by closing the product development facility at Wayne, Pennsylvania and relocating employees to the corporate headquarters in Rockville, Maryland, involuntary termination for the remaining employees at the Wayne, Pennsylvania product development facility and lease abandonments. The Company recorded a facility charge of approximately $5.6 million during the three months ended February 29, 2004 related to the Company vacating Wayne, Pennsylvania, remaining office space in Irving, Texas and Detroit, Michigan, as well as further reductions of office space in Atlanta, Georgia; Itasca, Illinois; Calabasas, California; and Bracknell, United Kingdom. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. The Company also recorded other charges of approximately $0.1 million related to relocation costs during the three months ended February 29, 2004 to relocate certain employees under the consolidation of its U.S. product development function from Wayne, Pennsylvania. The involuntary terminations related to the closing of the Wayne, Pennsylvania product development facility totaled seven employees which resulted in a charge for severance and related benefits of approximately $0.1 million. All terminated employees were notified by February 29, 2004 and were not required to render service to the Company beyond the earlier of their termination date or minimum retention period of 60 days (as defined by SFAS 146).

During the nine months ended November 30, 2004, the Company recorded an adjustment of approximately $0.4 million in facility charges to the FY04 Q4 Plan related to a lease termination agreement with the landlord of its facility in metropolitan Chicago, Illinois (the “Chicago Lease Termination”). In addition, the Company recorded an adjustment to other charges of approximately $0.1 million related to additional costs to relocate certain product development employees from Wayne, Pennsylvania to the corporate headquarters in Rockville, Maryland. Further, during the nine months ended November 30, 2004, the Company recorded an adjustment of approximately $0.1 million related to a change in the sublease income estimate for the Detroit, Michigan facility and an adjustment of approximately ($0.1) million related to other estimate adjustments for the Atlanta, Georgia facility.

The following table sets forth a summary of the FY04 Q4 Plan exit and disposal charges, payments made and the remaining liabilities as of November 30, 2004 (amounts in thousands):

FY04 Q4 Plan	Balance as of February 29, 2004	Adjustments to charges in the three months ended May 31, 2004	Adjustments to charges in the three months ended August 31, 2004	Adjustments to charges in the three months ended November 30, 2004	Utilization of cash in the nine months ended November 30, 2004	Balance as of November 30, 2004
Lease obligations and terminations (1)	$5,338	$(418)	$5	$31	$(1,422)	$3,534
Severance and related benefits	24	—	—	12	(36)	—
Other	58	58	47	—	(163)	—
Subtotal	5,420	$(360)	$52	$43	$(1,621)	3,534
Reclassification of deferred rent	225					225
Total	$5,645					$3,759

(1) Includes $31 and $102 of accretion expense in adjustments to charges in the three and nine month periods ended November 30, 2004.

Plan FY04 Q1 Exit and Disposal Plan (“FY04 Q1 Plan”). During the three months ended May 31, 2003, the Company announced and implemented the FY04 Q1 Plan designed to further align its cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 8%, further consolidation of the U.S. product development functions to the corporate headquarters in Rockville, Maryland, further reduced discretionary spending and lease terminations. The reduction in workforce was achieved through a combination of attrition and involuntary terminations and totaled 94 employees, 72 of which were involuntary, across most business functions and geographic regions. Involuntary terminations by geographic region included 66 in the U.S., 3 in Mexico, 2 in Canada and 1 in Japan which resulted in a charge for severance and related benefits of approximately $1.3 million. All terminated employees were notified by May 31, 2003 and were not required to render service to the Company beyond the earlier of their termination date or minimum retention period of 60 days, as defined by SFAS 146. The Company recorded a facility charge of approximately $5.9 million during the three months ended May 31, 2003 related to the Company vacating and subleasing approximately 26% of its corporate headquarters building in Rockville, Maryland, as well as further reductions of office space in San Carlos, California; Atlanta, Georgia; Irving, Texas and Detroit, Michigan. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. In accordance with SFAS 144, the Company recorded a write-down related to exit and disposal activities of approximately $3.2 million during the three months ended May 31, 2003. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to permanently vacating office space in the previously mentioned facilities.

During the nine months ended November 30, 2004, the Company recorded an adjustment of approximately $0.5 million related to a change in sublease income estimate for the Detroit, Michigan and San Carlos, California facilities.

The following table sets forth a summary of FY04 Q1 Plan exit and disposal charges, payments made and the remaining liabilities as of November 30, 2004 (amounts in thousands):

FY04 Q1 Plan	Balance as of February 29, 2004	Adjustments to charges in the three months ended May 31, 2004	Adjustments to charges in the three months ended August 31, 2004	Adjustments to charges in the three months ended November 30, 2004	Utilization of cash in the nine months ended November 30, 2004	Balance as of November 30, 2004
Lease obligations and terminations (1)	$3,632	$30	$467	$36	$(544)	$3,621
Severance and related benefits	40	—	—	—	(40)	—
Subtotal	3,672	$30	$467	$36	$(584)	3,621
Reclassification of deferred rent	504					504
Total	$4,176					$4,125

(1) Includes $34 and $105 of accretion expense in adjustments to charges in the three and nine month periods ended November 30, 2004.

Plans FY03, FY02 and FY99 Exit and Disposal Plans (the “Prior Plans”). During fiscal 2003, the Company implemented three exit and disposal plans in order to further align its cost structure with expected revenue. Actions taken included a reduction in the Company’s employee workforce by approximately 26%, consolidation of most of the U.S. product development functions to the corporate headquarters in Rockville, Maryland, further reduced discretionary spending and lease termination costs. Implementation of these plans resulted in a charge for severance and related benefits of approximately $7.9 million related to 343 involuntary terminations across most business functions and geographic regions. In addition, the plans resulted in a facility charge of approximately $8.6 million related to the closure and abandonment of leased office space; closure of the offices in Ratingen, Germany; Milan, Italy; and Denver, Colorado; reductions in office space in Bracknell, UK; San Carlos, California; and Atlanta, Georgia; and the expected loss of sublease rental income from a previously closed office in Bracknell, UK. The facility charge was offset by a credit of approximately $0.7 million related to the reduction of a previously recorded office space liability assumed as part of the Talus Solutions, Inc. (“Talus”) acquisition where the landlord subsequently agreed to reduce the remaining office space and lease obligation held by the Company. These costs include management’s best estimates of expected sublease income. The Company also recorded other charges of approximately $0.7 million related to contract termination costs during the twelve months ended February 28, 2003. The Company recorded other charges of approximately $0.2 million related to relocation costs of certain employees relocated to Rockville, Maryland as part of the consolidation of product development during the twelve months ended February 28, 2003.

In accordance with SFAS 144, the Company recorded a write-down relating to exit and disposal activities of approximately $1.3 million during fiscal 2003. The write-down consisted of the abandonment of certain furniture, fixtures, computer equipment and leasehold improvements related to the closure of certain facilities. In fiscal 2003 the Company also recorded an impairment charge of approximately $1.2 million related to the discontinued use of a portion of the Company’s sales force automation software, which was subsequently replaced with another tool. The remaining net book value at August 31, 2002 of $0.7 million was fully amortized over its remaining useful life.

During fiscal 2002, the Company adopted two exit and disposal plans in order to (i) centralize certain of its product development functions in Rockville, Maryland from other locations in North America; and (ii) reduce expenses as a result of expected reduction in revenue caused by client concerns about committing to large capital projects in the face of weakening global economic conditions. Implementation of these plans resulted in facility charges of approximately $3.7 million related to the closure and abandonment of leased office space, a charge for severance and related benefits of approximately $2.3 million related to the involuntary termination of 163 employees across most business functions and geographic regions, a charge of approximately $0.5 million related to the relocation of 10 employees and an impairment charge of approximately $0.1 million related to the closure and abandonment of certain leased facilities.

During the third and fourth quarters of fiscal 1999, the Company implemented an exit and disposal plan aimed at reducing costs and returning the Company to profitability. Actions taken included a reduction in the Company’s workforce of 412 employees across all business functions in the U.S., the abandonment of future lease commitments on office facilities that were closed and write-downs of operating assets, goodwill and capitalized software made in accordance with Statement of Financial Accounting Standards No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”).

In fiscal 2004, the Company recorded adjustments to facility charges of approximately $1.2 million related to changes in certain facilities sublease assumptions based on commercial real-estate conditions, adjustments to severance charges of approximately $(0.6) million and an adjustment to other charges of approximately $0.5 million related to its initiative taken on in fiscal 2003 to relocate certain employees under the consolidation of the U.S. product development functions to Rockville, Maryland.

In the nine months ended November 30, 2004, the Company recorded an exit and disposal-related adjustment of approximately $1.0 million related to a change in the sublease income estimate for the San Carlos, California facility. Additionally, the Company executed a lease amendment for its facility in Ratingen, Germany. Under the terms of the amendment, half of the existing space was eliminated from the existing lease. As a result, the Company recorded a benefit of $0.3 million.

In the nine months ended November 30, 2004, the Company recorded an exit and disposal-related adjustment of approximately ($2.8) million in facility charges related to the Chicago Lease Termination. Approximately ($2.4) million of the adjustment relates to the Prior Plans. In accordance with SFAS 144, the Company recorded a write-down of certain furniture, fixtures, computer equipment and leasehold improvements of $0.2 million related to the lease termination.

The following table sets forth a summary of the Prior Plans exit and disposal charges, payments made and the remaining liabilities as of November 30, 2004 (amounts in thousands):

Prior Plans	Balance as of February 29, 2004	Adjustments to charges in the three months ended May 31, 2004	Charges and Adjustments to charges in the three months ended August 31, 2004	Adjustments to charges in the three months ended November 30, 2004	Utilization of cash in the nine months ended November 30, 2004	Non-cash activity disposal losses in the nine months ended November 30, 2004	Balance as of November 30, 2004
Lease obligations and terminations	$9,666	$(2,449)	$725	$(8)	$(4,333)	$—	$3,601
Severance and related benefits	18	—	—	—	(18)	—	—
Impairment charges and write-downs	—	246	—	—	—	(246)	—
Other	—	16	—	—	(16)	—	—
Subtotal	9,684	$(2,187)	$725	$(8)	$(4,367)	$(246)	3,601
Reclassification of deferred rent	—						89
Total	$9,684						$3,690

8.  Warrant

In March 2004, the Company entered into an amendment to an existing alliance agreement with International Business Machines Corporation (“IBM”) under which the companies will develop, market, sell and deliver demand and supply chain solutions globally. In connection with entering into the amendment to the alliance agreement, the Company issued a warrant (the “Warrant”) to IBM to acquire 250,000 shares of the Company’s common stock at a per share purchase price of $8.51, in reliance upon an exception provided under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The Warrant is immediately exercisable, expires March 12, 2009, and provides for customary registration and indemnification rights and certain limited transfer rights. The fair value of the Warrant of $1.1 million will be recognized as operating expense over the three-year service period of the alliance agreement. The fair value of the Warrant was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.79%; dividend yield of zero; volatility of 99%; and a Warrant life of five years. The Company recorded $0.3 million in amortization expense associated with the Warrant for the nine months ended November 30, 2004.

9.  Credit Facilities

The Company has a one-year unsecured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank (“SVB”) for $15.0 million which will expire on March 30, 2005, unless renewed. Under the terms of the Credit Facility, the Company may request cash advances, letters of credit, or both.

The Credit Facility requires the Company to comply with financial covenants including (i) a minimum tangible net worth requirement and (ii) a minimum ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities, plus long-term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 1.75 to 1.0. On September 22, 2004, the Company and SVB amended the terms of the Credit Facility to change the minimum tangible net worth (defined as the total consolidated assets of the Company minus goodwill, capitalized software costs, other intangible assets and total liabilities plus convertible debt and up to $10.0 million in exit and disposal accruals) requirement to $120.0 million as of November 30, 2004 and $120.0 million plus 50% of net quarterly GAAP profit for the quarter ending February 28, 2005. The Company was in compliance with all financial covenants as of November 30, 2004 and February 29, 2004. There were no cash draws outstanding under the Credit Facility as of November 30, 2004 and February 29, 2004. As of November 30, 2004 and February 29, 2004, the Company had $9.5 million and $9.9 million, respectively, in letters of credit outstanding under the Credit Facility to secure its lease obligations for certain office space.

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

The Company had an additional credit agreement (the “Equipment Line”) with SVB, as amended, which expired on December 31, 2004, under which the Company was permitted to borrow up to $5.0 million for the purchase of equipment. During fiscal 2003, the Company borrowed $2.9 million under the Equipment Line. Amounts borrowed under the Equipment Line in fiscal 2003 accrue interest at a rate equal to the greater of the three-year treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. The principal balance remaining as of November 30, 2004 and February 29, 2004 was approximately $1.0 million and $1.7 million, respectively. The financial covenants for the Equipment Line are the same as the financial covenants for the Credit Facility. The Company was in compliance with all financial covenants as of November 30, 2004 and February 29, 2004.

10.     Stockholder Rights Agreement

On October 28, 2004, the Board of Directors declared a dividend of one right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on November 8, 2004.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of series A junior participating preferred stock, $.01 par value per share, at a purchase price of $19.00 in cash, subject to adjustment. Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of common stock, and no separate Rights certificates will be distributed.  The Rights will become exercisable and separate from the common stock, and the distribution date will occur, upon the earlier of (i) 10 business days following the later of (a) the first date of a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of the outstanding shares of common stock.  The distribution date may be deferred in circumstances determined by the Board of Directors.  In addition, certain inadvertent acquisitions will not trigger the occurrence of the distribution date. The Rights expire upon the close of business on October 27, 2014, unless earlier redeemed or exchanged.

11.     New Accounting Pronouncements

FASB Statement 123 (Revision 2004), “Share-Based Payment,” was issued in December 2004 and is effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS 148.  The Company plans to adopt the new statement beginning September 1, 2005.

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

Executive Summary

Our Condensed Consolidated Financial Statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is provided to allow the reader to have a better understanding of our operating results for the third quarter ended November 30, 2004, including (i) a brief discussion of our business and products, (ii) the business environment and factors that affected our financial performance, (iii) our focus on future improvements in our financial performance and (iv) Key Financial Metrics-Fiscal 2005. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations included in this Item 2, section titled, “Factors that May Affect Future Results” and our Condensed Consolidated Financial Statements, which are included in Item 1 of this Quarterly Report on Form 10-Q.

Overview – Business and Products

We are a leading global provider of demand-driven supply chain management software products and services. We combine these products and services to deliver solutions that address the specific demand-driven supply chain business needs of our clients. Our approach to client delivery is to advise clients on how to best use our software and other technologies across their entire demand-driven supply chain.

Our solutions enable our clients to reduce operating costs, improve customer service and increase their top-line revenue by allowing them to plan, optimize and synchronize their entire demand-driven supply chain. These benefits create efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our software solutions provide the further benefit of simultaneously optimizing cost and revenue on an enterprise-wide basis by integrating pricing, forecasting, operational planning and execution, enhancing margins across the client’s enterprise and extended trading network. In addition, our software solutions help our clients derive more benefits from their existing IT investments with other software vendors, such as legacy and Enterprise Resource Planning applications, and help ensure the security and integrity of their global supply chains.

Our approach to client delivery is to advise our clients how to best use our solutions and other technologies across their entire demand-driven supply chain to integrate pricing, forecasting, operational planning and execution in a manner that will allow them to enhance margins across their entire enterprise and extended trading network. We deliver our solutions using commercially available products and will provide additional functionality addressed through product extensions for industry-specific capabilities. Certain of our clients and prospects are also asking for unique capabilities on top of our core capabilities to give them a competitive edge in the market place. In these instances, this could lead to an increase in software license revenue being recognized on a contract accounting basis over the course of the delivery of the solution rather than upon delivery and contract execution. We are primarily focused on the Consumer Goods, Retail, and Government, Aerospace & Defense markets. We are also focused on providing revenue management solutions for the Travel, Transportation & Hospitality and Communications and High Technology markets.

Business Environment and Factors That Affected our Three and Nine Months Ended November 30, 2004 Results

Our operating results for the past three fiscal years were affected by several broad-based factors including global macro-economic conditions and cautious capital spending by corporations, especially for information technology, such as enterprise application software. Despite improvements in macro-economic conditions in the United States during our fiscal 2005, markets for supply chain management software has lagged the overall improvements in macro-economic indicators in capital spending. We believe changing conditions over the last three fiscal years caused changes in the behavior patterns in our markets as our clients and prospects intensified their efforts to reduce costs. Their focus shifted from longer-term strategic initiatives to short-term tactical initiatives with more rapid paybacks. In addition, we believe that some of our clients and prospects are still deferring capital spending on supply chain management software in part as a result of the challenges they have faced in complying with the requirements of the Sarbanes-Oxley Act of 2002 and other related regulatory requirements. As a result, over the past three fiscal years and during the three and nine months ended November 30, 2004, we have faced challenges in our ability to stabilize revenue and improve our operating performance. We also believe that our financial results for the three and nine months ended November 30, 2004 were affected by the magnitude of changes in our workforce, including our executive management and sales organization, difficulties in execution, a market focus that was too broad for existing market conditions and a strong competitive environment.

In addition to these trends in our operating environment, we also recognize that our performance has not met our expectations, and as previously announced, during our second quarter of fiscal 2005 we developed and began executing plans to improve our overall operating performance and other initiatives to focus on future improvements in our financial performance, which we discuss in more detail below.

Focus on Future Improvements in Our Financial Performance

In response to our recent financial performance, we continue to make focused changes within our business to reduce cost and improve our financial performance. These changes include, among others, the continued development of a more focused product and market strategy and strategic restructuring of the organization, and efforts to align our operating expense levels with a revenue run-rate that will allow us to become profitable. During the last two fiscal quarters, we hired a new Chief Executive Officer and a new Chief Technology Officer, consolidated our senior management team, eliminating several positions including that of President, and consolidated our sales team on a global basis. In December 2004, we hired a new Vice President of Mid-Markets. In two European countries where we do not presently have a critical mass of resources, we eliminated certain offices, which are now being serviced from other locations in the region and through indirect sales channels such as resellers and other alliance partners. In addition, we have integrated our services, support and training organizations to provide better coordination and improved customer service.

As part of these initiatives, in our second quarter of fiscal 2005, we approved and began to implement exit and disposal plans, with anticipated quarterly cost savings of approximately $4.0 million to $5.0 million by the end of the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005. During our third quarter, we continued making focused changes to reduce our costs under our second quarter exit and disposal plans, including the abandonment of certain office space and the involuntary termination of employees. We recorded an exit and disposal charge of $2.9 million in the three months ending November 30, 2004 related to these cost-cutting initiatives. We will continue the implementation of our second quarter exit and disposal plans through the fourth quarter of fiscal 2005 and seek to implement other initiatives that will improve our performance. As a result of these plans, we expect to incur exit and disposal charges of $5.0 million to $6.5 million during the fourth quarter of fiscal 2005 that will result in future cash expenditures consisting primarily of $4.5 million to $5.5 million for lease abandonment charges and $0.5 million to $1.0 million in severance and other benefits associated with further reductions in headcount.

We recently commenced operations at our new product development center in India. We intend to move a substantial portion of our product development to our new facility over the course of the next year while keeping our core high-level product development at our headquarters in Rockville, Maryland. We believe this will allow us to leverage lower cost product development work, resulting in anticipated expense savings of approximately $2.0 million to $3.0 million per quarter by the end of the fourth quarter of fiscal 2006.

If market conditions for our products and services do not improve, we will need to make further adjustments to our cost structure to improve performance.

Key Financial Metrics – Fiscal 2005

We reported year-over-year revenue decreases in software, support, services and reimbursed expense and total revenue. “All other operating expenses” decreased $6.4 million, or 11.6%, to $48.4 million for the quarter ended November 30, 2004 compared to the same period in fiscal 2004.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Revenue:
Software	$6,664	$17,079	$28,143	$54,790
Support	20,666	22,195	63,383	64,749
Services and reimbursed expenses	17,715	20,623	56,364	65,706
Total revenue	$45,045	$59,897	$147,890	$185,245

Operating expenses and employee headcount:
Exit and disposal and acquisition-related expenses (1)	$8,139	$5,011	$22,428	$25,831
All other operating expenses (2)	48,366	54,723	157,028	178,439
Total operating expenses	$56,505	$59,734	$179,456	$204,270

Total employees (period end)	733	943	733	943
Total average employees	766	957	828	1,017
Total revenue per average employee	$59	$63	$179	$182

	November 30, 2004	August 31, 2004	May 31, 2004	February 29, 2004
Financial condition, liquidity and capital structure:
Cash, cash equivalents, marketable securities and long-term investments	$132,170	$137,911	$148,737	$155,299
Convertible debt	$175,500	$175,500	$175,500	$175,500
Total stockholders’ equity	$181,185	$192,094	$209,030	$216,860
Common shares outstanding (period end)	83,542	82,304	82,072	81,973
Cash flows from operating activities (quarter ended)	$(5,598)	$(6,758)	$(1,014)	$16,135

(1)                             Includes exit and disposal activities plus acquisition-related expenses consisting of amortization of acquired technology and intangibles and non-cash stock option-based compensation expense.

(2)                             Includes cost of software, cost of services and support, cost of reimbursed expenses, sales and marketing, product development and general and administrative costs.

The following is a brief discussion of the above financial metrics and analysis of the reasons for the change between fiscal quarters ended November 30, 2004 and 2003 and recent trends.

Software revenue

Our software revenue decreased $10.4 million, or 61.0%, to $6.7 million for the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $26.6 million, or 48.6%, to $28.1 million for the nine months ended November 30, 2004 compared to the same period in fiscal 2004. The following table highlights some of the significant trends affecting our software revenue:

Quarter Ended	Significant Software Transactions (1)	Average Selling Price (in 000s)	Software Transactions $1.0 Million or Greater

May 31, 2003	14	$1,279	5
August 31, 2003	27	$556	6
November 30, 2003	31	$513	4
February 29, 2004	27	$654	3
May 31, 2004	13	$695	1
August 31, 2004	18	$533	3
November 30,2004	11	$491	1

(1)          Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

Software revenue categorized by the current industries on which we focus for the three and nine months ended November 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Government, Aerospace & Defense	$230	$4,429	$2,356	$18,455
Consumer Packaged Goods (1)	2,527	1,574	5,015	8,364
Retail	615	146	9,119	2,749
Communications and High Technology	315	781	2,365	4,208
Travel, Transportation & Hospitality	274	1,686	1,254	2,297
Other	2,703	8,463	8,034	18,717
	$6,664	$17,079	$28,143	$54,790

(1) A component of Consumer Goods

The previous tables indicate the following trends affecting our software revenue in the three and nine months ended November 30, 2004 and 2003:

•      The number of significant software license transactions completed decreased in the three and nine months ended November 30, 2004 compared to the same periods in fiscal 2004.

•      The average selling price of our software has fluctuated during the past six quarters, ranging from $491,000 to $695,000. The quarter ended May 31, 2003 included software revenue from an installment payment under a large multi-year government contract.

•      The number of software transactions of $1.0 million or greater reported for the three and nine months ended November 30, 2004 has decreased compared to the same periods in fiscal 2004 due to lower and delayed capital spending on information technology by corporations.

•      Software revenue declined for all industries with the exception of an increase in the Consumer Packaged Goods and Retail industries during the three months ended November 30, 2004 compared to the same period in fiscal 2004. The concentration of software revenue from the retail industry increased significantly for the nine months ended November 30, 2004 compared to the same period in fiscal 2004, reflecting increased spending by retail clients. The concentration of software revenue from the government, aerospace and defense sector was significantly lower for the nine months ended November 30, 2004 compared to the same period in fiscal 2004 due in part to the inclusion of software revenue from a large multi-year government contract in the nine months ended November 30, 2003, and lengthening sales cycles that we believe are resulting, in part, from the Department of Defense’s shift of budget dollars from planned initiatives to other projects to cover funding shortfalls caused by the increased cost of the war in Iraq.

•      The decrease in “Other” software revenue for the three months ended November 30, 2004 compared to the same period in fiscal 2004 was primarily due to decreases in the Pulp & Paper, Chemical and Life Sciences industries. The decrease in “Other” software revenue for the nine months ended November 30, 2004 compared to the same period in fiscal 2004 was primarily due to decreases in the Industrial, Energy, Chemical, Automotive, Pulp & Paper and Food and Agriculture industries.

Support revenue

Support revenue decreased $1.5 million, or 6.9%, to $20.7 million for the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $1.4 million, or 2.1%, to $63.4 million during the nine months ended November 30, 2004 compared to the same period in fiscal 2004. Our percentage of annual support renewals by our clients remains high; however, decreases in support revenue from non-renewals was not fully offset by increases in support revenue from new software sales during the three and nine months ended November 30, 2004. We have not lost any of our largest support customers in the past several quarters that had a material negative effect on revenue.

Services and reimbursed expenses revenue

Our services and reimbursed revenue decreased $2.9 million, or 14.1%, to $17.7 million for the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $9.3 million, or 14.2%, to $56.4 million for the nine months ended November 30, 2004 compared to the same period in fiscal 2004. The decrease for the three months ended November 30, 2004 compared to the same period in fiscal 2004 is due to the lag effect of a decrease in the number of software transactions completed in early fiscal 2005. The decrease for the nine months ended November 30, 2004 compared to the same period in fiscal 2004 is due to the lag effect of a decrease in the number of software transactions completed in early fiscal 2005, lower demand for implementation services, attrition of services employees and lower than anticipated revenue from services transactions with fixed price contract terms.

Total revenue per average employee

Our total quarterly revenue per average employee decreased $4,000, or 6.3%, to $59,000 for the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $3,000, or 1.6%, to $179,000 during the nine months ended November 30, 2004 compared to the same period in fiscal 2004. Total quarterly revenue per average employee is calculated as total revenue for the quarter divided by average employees for the quarter. The decrease during the three and nine months ended November 30, 2004 was primarily due to the decrease in total revenue compared to the same period in fiscal 2004, partially offset by the decrease in employee headcount.

Total operating expenses

Our total operating expenses decreased $3.2 million, or 5.4%, to $56.5 million for the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $24.8 million, or 12.1%, to $179.5 million for the nine months ended November 30, 2004 compared to the same period in fiscal 2004. Total operating expenses contain both exit and disposal and acquisition-related expenses and “all other operating expenses” (as defined in the preceding Key Financial Metrics — Fiscal 2005 table). Exit and disposal and acquisition-related expenses increased $3.1 million, or 62.4%, to $8.1 million during the three months ended November 30, 2004 compared to the same period in fiscal 2004. Exit and disposal and acquisition-related expenses decreased $3.4 million, or 13.2%, to $22.4 million during the nine months ended November 30, 2004 compared to the same period in fiscal 2004. “All other operating expenses” decreased $6.4 million, or 11.6%, to $48.4 million for the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $21.4 million, or 12.0%, to $157.0 million for the nine months ended November 30, 2004 compared to the same period in fiscal 2004. The decreases in “all other operating expenses” were primarily the result of lower revenue-related expenses due to a decrease in total revenue and a 20.0% and 18.6% decrease in average employee headcount during the three and nine months ended November 30, 2004, respectively, compared to the same periods in fiscal 2004. The decrease in average employee headcount is the direct result of our exit and disposal plans during fiscal 2005 and 2004 and voluntary attrition.

Financial condition, liquidity and capital structure

During the three months ended November 30, 2004, we had a net usage of cash. Activity includes the following:

•      Cash, cash equivalents, marketable securities and long-term investments decreased $5.7 million, or 4.2%, to $132.2 million as of November 30, 2004 compared to $137.9 million as of August 31, 2004. This decrease is the result of cash flows used in operations of $5.6 million, including the semi-annual interest payment of $4.4 million on our outstanding convertible debt, capital expenditures, including capitalized software development costs, of $3.0 million, cash flows used in financing activities of $0.6 million, partially offset by positive cash flows from the effect of foreign currency exchange rates of $1.6 million and the proceeds of approximately $2.0 million from the disposal of our right to certain fractional shares of a jet.

•      Cash flows from operating activities improved by $1.2 million to ($5.6) million for the three months ended November 30, 2004 compared to ($6.8) million for the three months ended August 31, 2004 primarily because of a lower reported operating loss, higher accounts receivable contribution related to the timing of receipt of payments for outstanding receivables, which was partially offset by an increase in the allowance for doubtful accounts, a smaller decrease in deferred revenue due to the timing of billing renewals and the seasonal nature of our support renewals, decreased vendor payments related to the timing of receipt of vendor invoices, offset by increased payments related to our exit and disposal activities.

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

•      income taxes;

•      exit and disposal related expenses; and

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

Results of Operations

The following table includes the Condensed Consolidated Statements of Operations data for the three months and nine months ended November 30, 2004 and 2003 expressed as a percentage of total revenue:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
REVENUE:
Software	14.8%	28.5%	19.0%	29.6%
Support	45.9%	37.1%	42.9%	35.0%
Services	35.9%	30.6%	33.9%	31.4%
Reimbursed expenses	3.4%	3.8%	4.2%	4.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES:
Cost of software	7.8%	6.2%	7.3%	6.8%
Amortization of acquired technology	7.9%	5.9%	7.2%	5.8%
Cost of services and support	40.8%	30.8%	37.6%	34.0%
Cost of reimbursed expenses	3.4%	3.8%	4.2%	4.0%
Sales and marketing	25.3%	27.3%	28.3%	26.6%
Product development	18.3%	13.4%	17.0%	15.2%
General and administrative	11.7%	9.9%	11.7%	9.8%
Amortization of intangibles	3.7%	1.7%	3.4%	1.6%
Exit and disposal activities	6.5%	0.1%	4.5%	5.7%
Non-cash stock option compensation expense	0.0%	0.7%	0.1%	0.9%

Total operating expenses	125.4%	99.8%	121.3%	110.4%

(Loss) income from operations	(25.4)%	0.2%	(21.3)%	(10.4)%
Debt conversion expense	—	(27.4)%	—	(8.9)%
Other expense, net	(3.5)%	(5.6)%	(3.8)%	(5.4)%

Loss before income taxes	(28.9)%	(32.8)%	(25.1)%	(24.7)%
Provision for income taxes	0.5%	0.4%	0.6%	0.5%

Net loss	(29.4)%	(33.2)%	(25.7)%	(25.2)%

The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation expense as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003
Cost of services and support	$—	$183	$75	$780
Sales and marketing	—	92	26	424
Product development	—	27	15	110
General and administrative	—	92	52	292
	$—	$394	$168	$1,606

See Operating Expenses: “Non-Cash Stock Compensation Expense” for further detail.

Revenue:

Software Revenue. Software revenue decreased $10.4 million, or 61.0%, to $6.7 million for the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $26.6 million, or 48.6%, to $28.1 million for the nine months ended November 30, 2004 compared to the same period in fiscal 2004. We believe the decreases in software revenue and software revenue as a percentage of total revenue are due to cautious capital spending for supply chain software purchases and to effects resulting from the magnitude of changes in our workforce, including our executive management and sales organization, difficulties in execution and a strong competitive environment. We experienced lengthening sales cycles and reductions in the size of customer orders compared to the same periods in fiscal 2004. These factors resulted in a decrease in the number of significant software license transactions with a value of $100,000 or greater, the number of transactions greater than $1.0 million and our average selling price in both the three months and nine months ended November 30, 2004 compared to the same periods in fiscal 2004.

We attribute much of the caution of our clients and prospects to their concerns regarding the sustainability of the current economic recovery and the current geopolitical environment in which we operate. We saw no driving force to overcome the negative market factors that are holding back companies from supply chain initiatives.  Further, we believe that the effort by companies to comply with the Sarbanes-Oxley Act of 2002 continues to consume the internal resources of our clients and prospects and slow the decision making process for other software purchases.

The following table summarizes significant software transactions completed during the three and nine months ended November 30, 2004 and 2003:

	Three Months Ended November 30,		Nine Months Ended November 30,
Significant Software Transactions (1)	2004	2003	2004	2003
Number of transactions $100,000 to $999,999	10	27	37	57
Number of transactions $1.0 million and greater	1	4	5	15
Total number of transactions	11	31	42	72
Average selling price (in thousands)	$491	$513	$572	$678

(1)   Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

Support Revenue. Support revenue decreased $1.5 million, or 6.9%, to $20.7 million for the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $1.4 million, or 2.1%, to $63.4 million during the nine months ended November 30, 2004 compared to the same period in fiscal 2004. Our percentage of annual support renewals by our clients remains high; however, decreases in support revenue from non-renewals were not fully offset by increases in support revenue from new software sales during the three and nine months ended November 30, 2004. We have not lost any of our largest support customers in the past several quarters that had a material negative effect on revenue. There can be no assurance that our historical renewal rate will continue. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Services Revenue. Services revenue decreased $2.2 million, or 11.9%, to $16.2 million for the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $8.2 million, or 14.0%, to $50.1 million for the nine months ended November 30, 2004 compared to the same period in fiscal 2004. The decrease in services revenue during the three months ended November 30, 2004 resulted from the decrease in the number of completed software transactions in the first half of fiscal 2005. Services revenue tends to track software license revenue in prior periods. The decrease in services revenue during the nine months ended November 30, 2004 was due to a decrease in the number of completed software transactions in late fiscal 2004 and the first half of 2005.  Additionally, there was lower demand for implementation services, attrition of services employees and lower than anticipated revenue from services transactions recognized on a percentage-of-completion basis. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Geographic Revenue. We market and sell our software and services internationally, primarily in Europe, Asia, Canada and South America. Revenue outside of the U.S. decreased $7.3 million, or 31.1%, to $16.1 million, or 35.8% of total revenue, during the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $13.5 million, or 21.1%, to $50.3 million, or 34.0% of total revenue, during the nine months ended November 30, 2004 compared to the same period in fiscal 2004. The decrease in international revenue during the three and nine months ended November 30, 2004 compared to the same periods in fiscal 2004 is due to lower software and services revenue caused by a decrease in the number of software sales and reductions in the size of customer orders, resulting from what we believe are concerns of our clients and prospects over general market conditions, the effects resulting from the magnitude of changes in our workforce, including our executive management and sales organization, difficulties in execution and a strong competitive environment.

Operating Expenses:

Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three and nine months ended November 30, 2004 and 2003 (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003

Amortization of capitalized software	$2,435	$2,095	$7,224	$7,303
Percentage of software revenue	36.5%	12.3%	25.7%	13.3%
Other costs of software	$1,090	$1,600	$3,637	$5,257
Percentage of software revenue	16.4%	9.4%	12.9%	9.6%
Total cost of software	$3,525	$3,695	$10,861	$12,560
Percentage of software revenue	52.9%	21.6%	38.6%	22.9%

The decrease in the total cost of software during the three months ended November 30, 2004 as compared to the same period in fiscal 2004 was a result of decreased royalties paid to third parties as a result of decreased software revenue which was partially offset by an increase in the amortization of capitalized software due to the product release of version 7.2 of our software in February 2004 and the write-off of one of our capitalized products for which the anticipated future gross revenues were less than the estimated future costs of completing and disposing of the product. The decrease in the total cost of software during the nine months ended November 30, 2004 as compared to the same period in fiscal 2004 was a result of decreased royalties paid to third parties as a result of decreased software revenue. Amortization of capitalized software development costs does not typically vary as software revenue changes, but royalty fees do change with movements in software revenue.

Amortization of Acquired Technology. In connection with acquisitions in fiscal 2003, 2002 and 2001, we acquired developed technology that we offer as part of our solutions. Acquired technology is amortized over periods ranging from four to six years. We expect annual amortization of acquired technology to be approximately $13.2 million in fiscal 2005.

Cost of Services and Support. Cost of services and support includes primarily personnel and third-party contractor costs. Cost of services and support, excluding the cost of reimbursed expenses and non-cash stock option compensation expense, remained flat at $18.4 million, while the percentage of related revenue increased to 49.9% for the three months ended November 30, 2004 compared to 45.5% for the same period in fiscal 2004.  The increase in costs as a percentage of revenue reflects an increase in the percentage of active implementations with fixed price contract terms.  Cost of services and support decreased $7.3 million, or 11.6%, to $55.6 million, or 49.0% of related revenue during the nine months ended November 30, 2004 compared to 51.1% of related revenue for the same period in fiscal 2004. The decrease in cost of services and support was attributable to an overall decrease in the average number of services and support employees to 310 during the nine months ended November 30, 2004, compared to 378 during the same period in fiscal 2004. This was primarily the result of our exit and disposal initiatives implemented during the past two fiscal years.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, and promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased $4.9 million, or 30.3%, to $11.4 million during the three months ended November 30, 2004 compared to the same periods in fiscal 2004. The decrease during the three months ended November 30, 2004 was due to:

•      an overall decrease in the average number of sales, marketing and business development employees to 153 during the three months ended November 30, 2004 compared to 216 during the same period in fiscal 2004 and 181 for the nine months ended November 30, 2004 compared to 223 during the same period in fiscal 2004. This was the result of our exit and disposal plans implemented during the second and third quarters of fiscal 2005 and the implementation of our exit and disposal plan in the fourth quarter of fiscal 2004 in addition to some voluntary attrition;

•      a decrease in sales commissions due to lower software revenue; and

•      a decrease in promotional spending, travel, advertising and public relations spending resulting from cost containment and cost reduction measures implemented in fiscal 2004 and the second and third quarters of fiscal 2005.

Product Development. Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third-party contractors. The following table sets forth product development costs for the three and nine months ended November 30, 2004 and 2003 (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003

Gross product development costs	$10,853	$10,717	$32,291	$35,647
Percentage of total revenue	24.1%	17.9%	21.8%	19.2%
Less: Capitalized product development costs	$2,596	$2,668	$7,140	$7,494
Percentage of total revenue	5.8%	4.5%	4.8%	4.0%
Product development costs, as reported	$8,257	$8,049	$25,151	$28,153
Percentage of total revenue	18.3%	13.4%	17.0%	15.2%

Gross product development costs increased $0.1 million, or 1.3%, to $10.9 million during the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $3.4 million, or 9.4%, to $32.3 million during the nine months ended November 30, 2004 compared to the same period in fiscal 2004. The increase in gross product development costs for the three months ended November 30, 2004 compared to the same period in fiscal 2004 was a result of increased development efforts related to our software release version 7.2.1, which is scheduled to be released in February 2005. The decrease in gross product development costs and capitalized product development costs for the nine months ended November 30, 2004 compared to the same period in fiscal 2004 were due to:

•      an overall decrease in the average number of product development employees to 217 for the three months ended November 30, 2004 compared to 263 for the same period in fiscal 2004 and to 227 during the nine months ended November 30, 2004 compared to 295 for the same period in fiscal 2004, as a result of the implementation of our second quarter exit and disposal plans during the second and third quarters of fiscal 2005 and the implementation of our fiscal 2004 exit and disposal plans;

•      an increase in the proportion of our development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale; and

•      an overall decrease in the average number of product development contractors in the U.S. during the three and nine months ended November 30, 2004 compared to the same periods in fiscal 2004.

General and Administrative. General and administrative expenses decreased $0.7 million, or 11.2%, to $5.3 million for the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $0.9 million, or 4.9%, to $17.3 million for the nine months ended November 30, 2004 compared to the same period in fiscal 2004. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities, internal audit and information systems functions. The decrease for the three and nine months was the result of a decrease in the average number of general and administrative employees, partially offset by increased professional fees primarily related to compliance with the Sarbanes-Oxley Act of 2002. In addition, part of the decrease for the nine months ended November 30, 2004 is due to a decrease in property tax expense related to a settlement with the State of Maryland.

Amortization of Intangibles. Our past acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles increased $0.7 million, or 65.5%, to $1.7 million for the three months ended November 30, 2004 compared to the same period in fiscal 2004 and increased $2.0 million, or 65.5%, to $5.0 million for the nine months ended November 30, 2004 compared to the same period in fiscal 2004 as a result of a change in the economic life of the Talus customer relationships amortization from seven years to five years in fiscal 2004. We continue to monitor our performance and the useful lives of our intangible assets in view of declining revenue.

Exit and Disposal Charges. We adopted exit and disposal plans in our second quarter of fiscal 2005 and first and fourth quarters of fiscal 2004.

During the second quarter of fiscal 2005, we approved and began implementing the FY05 Q2 Plans designed to further adjust our cost structure and resource allocation to increase efficiencies and reduce excess office space. Actions taken included the involuntary termination of a total of 16 employees located in the U.S. and 3 employees located overseas and abandoning additional idle space in the San Carlos and Calabasas, California facilities. As a result of the involuntary terminations, we recorded a charge for severance and related benefits of approximately $1.9 million. Three of the terminated employees had employment contracts that defined the amount of severance and related benefits they would receive upon termination.  The severance and related benefits for employees with employment contracts were accrued at August 31, 2004 in accordance with SFAS 88 as the amounts were both probable and estimable. All terminated employees were notified by August 31, 2004, and employees without employment agreements were not required to render service for severance and related benefits to us beyond the earlier of their termination date or minimum retention period of 60 days (as defined by SFAS 146).

We recorded a facility charge of approximately $2.2 million as a result of abandoning idle space in the San Carlos and Calabasas, California facilities. Other contract termination-related charges amounted to $0.2 million. In accordance with SFAS 144, we recorded a write-down of certain furniture, fixtures, computer equipment and leasehold improvements of $0.7 million related to the abandonment of idle space in San Carlos, California. On April 14, 2004, we signed a lease termination agreement with the landlord of our facility in metropolitan Chicago, Illinois, for unused office space as a result of past exit and disposal activity. As part of the lease termination agreement, we paid approximately $3.3 million in cash in exchange for terminating our lease agreement which expires in fiscal 2009. We recorded an exit and disposal benefit of approximately $2.8 million related to the lease termination during the nine months ended November 30, 2004.

During the nine months ended November 30, 2004, we recorded additional exit and disposal activity adjustments of $1.5 million related to a change in the sublease income estimate for our Detroit, Michigan location and a portion of San Carlos, California. Additionally, we executed a lease amendment to affect a partial lease termination for our facility in Ratingen, Germany. Under the terms of the amendment, half of the existing space was eliminated from the existing lease. As a result, we recorded a benefit of $0.3 million.

During the three and nine months ended November 30, 2004, we recorded exit and disposal charges of approximately $0.5 million related to abandoning additional office space in Munich, Germany and Stockholm, Sweden. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. We also disposed of our right to certain fractional shares of a jet resulting in a benefit of approximately $0.4 million. Other exit and disposal charges were $0.1 million.

Additionally, during the three and nine months ended November 30, 2004, we recorded severance-related exit and disposal charges of approximately $2.6 million as a result of the involuntary termination of 75 employees located in the U.S. and 21 located overseas. All terminated employees were notified by November 30, 2004. There were 24 employees who were required to render service beyond the earlier of their termination date or minimum retention period of 60 days, as defined by SFAS 146. The severance cost for these employees is recognized and accrued over the required service period in accordance with SFAS 146. All other terminated employees were not required to render service to us for severance and related benefits beyond the earlier of their termination date or minimum retention period of 60 days, as defined by SFAS 146.

The following table sets forth a summary of exit and disposal charges, net of adjustments, for the three and nine months ended November 30, 2004 and 2003 (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003

Lease obligations and terminations	$578	$40	$1,118	$5,728
Severance and related benefits	2,647	—	4,569	1,217
Impairment (benefit) charges and write-downs	(370)	—	562	3,190
Other	76	27	387	414
Total exit and disposal charges	$2,931	$67	$6,636	$10,549

The impact to reported basic and diluted loss per share as a result of the exit and disposal charges was $0.04 and $0.08 for the three and nine months ended November 30, 2004, respectively, and $0.00 and $0.15 for the three and nine months ended November 30, 2003, respectively.

In response to the challenges we faced in our ability to stabilize revenue and operating performance, we enacted a number of cost containment and cost reduction measures over the past four fiscal years to better align our cost structure with expected revenue. Specifically, we took the following actions:

1.               We reduced our workforce by 115, 79, 343 and 163 employees through involuntary terminations with the fiscal 2005, 2004, 2003 and 2002 exit and disposal plans, respectively.

2.               We further consolidated our product development function in the U.S. to the corporate headquarters in Rockville, Maryland as part of the exit and disposal plans in fiscal 2004, 2003 and 2002. This included the relocation of certain employees from Wayne, Pennsylvania; San Carlos, California; Atlanta, Georgia; Denver, Colorado; and Ottawa, Canada to our headquarters in Rockville, Maryland.

3.               As a result of the workforce reductions, product development consolidation and employee attrition, certain of our facilities were under-utilized. Accordingly, we consolidated our remaining workforce in the under-utilized facilities and ceased to utilize the then-vacated office space. The facilities permanently removed from our operations during fiscal 2005, 2004, 2003 and 2002 were located in Wayne, Pennsylvania; Irving, Texas; Detroit, Michigan; Denver, Colorado; Ratingen, Germany; Ottawa, Canada; Chicago Illinois, Milan, Italy, Munich, Germany and Stockholm, Sweden. A portion of the office space was permanently vacated in certain facilities located in Rockville, Maryland; Atlanta, Georgia; Calabasas and San Carlos, California and Bracknell, United Kingdom.

4.               As part of the consolidation of our facilities, certain leasehold improvements and furniture and fixtures were abandoned. As a result, we recorded non-cash charges equal to the net book value of these abandoned assets in exit and disposal charges.

We expect to incur additional exit and disposal charges of $5.0 million to $6.5 million as a result of the continued implementation of our second quarter exit and disposal plans during the fourth quarter of fiscal 2005 that will result in future cash expenditures consisting primarily of $4.5 million to $5.5 million for lease abandonments and $0.5 million to $1.0 million in severance and other benefits associated with further reductions in headcount. We anticipate quarterly cost savings of approximately $4.0 million to $5.0 million by the first quarter of fiscal 2006, compared to the first quarter of fiscal 2005, as a result of our second quarter exit and disposal plans .

As a result of our exit and disposal activities and cost containment initiatives during the past three fiscal years, we have reduced “all other operating expenses” (as shown in the table under “Key Financial Metrics — Fiscal 2005”) to $48.4 million and $157.0 million for the three and nine months ended November 30, 2004, respectively. The cost savings associated with our exit and disposal and cost containment efforts will begin to be fully realized in the quarter following completion of the implementation of the exit and disposal plan. Details of our exit and disposal charges are included in Note 7 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Substantially all of the cost savings from our exit and disposal activities and cost containment initiatives implemented in fiscal 2004 were reflected in our operating results by the first quarter of fiscal 2005. We expect to complete our cost containment initiatives related to the second quarter exit and disposal plans by the end of the fiscal year and fully realize the cost savings associated with these actions by the first quarter of fiscal 2006. The total exit and disposal charges reflected in the financial statements are based on management’s current estimates, which may change materially if actual lease-related expenditures or sublease income differ from current estimates. See “Forward Looking Statements.”

Non-Cash Stock Option Compensation Expense.  Non-cash stock option compensation expense was $0 for the three months ended November 30, 2004 compared to $0.4 million for the same period in fiscal 2004 and decreased $1.4 million, or 89.5%, to $0.2 million for the nine months ended November 30, 2004 compared to the same period in fiscal 2004 related to unvested stock options assumed in the Talus acquisition, completed in December 2000. These amounts are included as a separate component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation.”

As part of the Talus acquisition, we assumed all outstanding Talus stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. All of these outstanding options are fully vested and all compensation expense has been recognized.

Other Expense, Net.  Other expense, net, includes interest income from cash equivalents, marketable securities and long-term investments, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense, net decreased $1.8 million, or 53.0%, to $1.6 million for the three months ended November 30, 2004 compared to the same period in fiscal 2004 and decreased $4.3 million, or 43.4%, to $5.7 million for the nine months ended November 30, 2004 compared to the same period in fiscal 2004. The decrease in other expense, net for the three and nine months ended November 30, 2004 compared to the same periods in fiscal 2004 primarily relates to a decrease in interest expense of $0.8 million and $2.7 million during the three and nine months ended November 30, 2004, respectively, on outstanding convertible debt due to the conversion of $74.5 million in 5% Convertible Subordinated Notes due in 2007 (the “Notes”) into common stock in fiscal 2004 and foreign currency exchange gains.

Provision for Income Taxes.  Income tax expense was $0.2 million for the three months ended November 30, 2004 and 2003 and $0.9 million for the nine months ended November 30, 2004 and 2003. Income tax expense is related to our foreign operations. We did not record a deferred income tax benefit during the three and nine months ended November 30, 2004 because we believe it is more likely than not the tax benefit will not be realized.

Loss per Common Share.  Loss per common share is computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic loss per common share is based on net loss divided by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per common share include, when dilutive, (i) the effect of outstanding stock options, restricted stock and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the reporting period, if any, and (iii) shares issuable under the conversion feature of our Notes using the if-converted method. Calculations of weighted-average shares outstanding in future reporting periods will be affected by the following factors:

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

Goodwill.  During the six months ended August 31, 2004, we experienced adverse changes in our stock price resulting from a decline in revenue and overall financial performance caused by adverse business conditions that have affected the technology industry, especially supply-chain management software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of our Company as of August 31, 2004, there was no impairment of goodwill. There was no change in circumstances during the three months ended November 30, 2004 that caused us to perform an additional test for goodwill impairment at November 30, 2004.

Liquidity and Capital Resources:

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. Our cash, cash equivalents, marketable securities and long-term investments in aggregate decreased $23.1 million, or 14.9%, to $132.2 million for the nine months ended November 30, 2004 compared to February 29, 2004.  Working capital decreased $27.0 million, or 21.5%, to $98.5 million for the nine months ended November 30, 2004 as compared to February 29, 2004. For the nine months ended November 30, 2004, the decrease in cash, cash equivalents, marketable securities and long-term investments resulted from a net loss, excluding non-cash charges, plus changes in working capital items plus:

•                  $10.7 million in expenditures for property, equipment and software, including $7.3 million of capitalized software;

•                  $9.8 million in payments for exit and disposal obligations;

•                  $2.0 million in principal payments on long-term debt and capital leases; and

Offset by:

•                  $0.7 million in cash proceeds from the exercise of stock options; and

•                  $2.0 million in cash proceeds from the disposal of our right to certain fractional shares of a jet.

Cash used in operations was $13.4 million and $9.3 million during the nine months ended November 30, 2004 and 2003, respectively. The decline in operating cash flows of $4.1 million in the nine months ended November 30, 2004 compared to the same period in fiscal 2004 resulted from a decrease in deferred revenue related to lower software revenue for the nine months ended November 30, 2004 compared to the same period in fiscal 2004, increased payments related to exit and disposal activities, increased payments made to vendors related to the timing of receiving vendor invoices, offset by higher net accounts receivable contribution due to the timing of cash receipts from billings and by a decrease in the payment of interest on our convertible debt as a result of the decrease in our outstanding debt balance.

Cash used in investing activities was $43.2 million and $5.2 million during the nine months ended November 30, 2004 and 2003, respectively. Investing activities consist of the sales and purchases of marketable securities and long-term investments, sales and purchases of property and equipment, purchases and capitalization of software and acquisitions of businesses. Total purchases of property, equipment and software, including capitalized software, were $10.7 million and $10.6 million during the nine months ended November 30, 2004 and 2003, respectively. Additionally, we received approximately $2.0 million in proceeds related to the disposal of our right to certain fractional shares of a jet.

Purchases of long-term investments and marketable securities, net, were $34.5 million and $9.5 million during the nine months ended November 30, 2004 and 2003, respectively. During the nine months ended November 30, 2003, approximately $13.0 million was provided by the elimination of cash restrictions upon the transfer of most of our letters of credit from Bank of America to Silicon Valley Bank.

Cash (used in) provided by financing activities was $(1.2) million and $2.3 million during the nine months ended November 30, 2004 and 2003, respectively. Cash used in financing activities consisted of payments of long-term debt and capital lease obligations offset by proceeds from the exercise of stock options and employee stock plan purchases.

We had $175.5 million in outstanding Notes as of November 30, 2004. The Notes bear interest at 5.0% per annum which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $158.0 million as of November 30, 2004 based on market quotes. The Notes mature in November 2007 and are convertible into approximately 4.0 million shares of our common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock, we subdivide, combine or reclassify our common stock, we issue rights to our common stockholders to purchase our common stock at less than market price, we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends), or we make certain repurchases of our common stock. Upon a change of control of our Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants. On or after November 7, 2003, we may redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made on at least 30 days notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

In the second half of fiscal 2004, we exchanged $74.5 million of the Notes for 9,725,750 shares of our common stock in privately negotiated transactions with note holders. The offer and issuance of the common stock underlying these transactions were exempt from registration under Section 3 (a) (9) of the Securities Act of 1933 and were freely traded upon issuance.

At the conversion price of $44.06 per share, the $74.5 million of Notes exchanged would have been convertible into 1,690,780 shares of common stock. For accounting purposes, the additional 8,034,970 shares of common stock that we issued in these transactions are considered an inducement for the holders to convert their Notes, which required us to record a non-operating expense equal to the fair value of the additional shares issued to the holders. Accordingly, we recorded a non-cash debt conversion expense of approximately $59.8 million during the twelve months ended February 29, 2004. These transactions resulted in a $74.5 million reduction of the Notes outstanding and increased stockholders’ equity by $74.5 million. The 9,725,750 shares of common stock represent 11.9% of the shares outstanding as of February 29, 2004.

We have a one-year unsecured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank (“SVB”) for $15.0 million which will expire on March 30, 2005, unless renewed. Under the terms of the Credit Facility, we may request cash advances, letters of credit, or both.

The Credit Facility requires us to comply with financial covenants including (i) a minimum tangible net worth requirement and (ii) a minimum ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities, plus long-term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 1.75 to 1.0. On September 22, 2004, we and SVB amended the terms of the Credit Facility to change the minimum tangible net worth (defined as our total consolidated assets minus goodwill, capitalized software costs, other intangible assets and total liabilities plus convertible debt and up to $10.0 million in exit and disposal accruals) requirement to $120.0 million as of November 30, 2004 and $120.0 million plus 50% of net quarterly GAAP profit for the quarter ending February 28, 2005. We were in compliance with all financial covenants as of November 30, 2004 and February 29, 2004. There were no cash draws outstanding under the Credit Facility as of November 30, 2004 and February 29, 2004. As of November 30, 2004 and February 29, 2004, we had $9.5 million and $9.9 million, respectively, in letters of credit outstanding under the Credit Facility to secure our lease obligations for certain office space.

The Credit Facility requires us to maintain $50.0 million in funds with SVB Asset Management and its affiliates. The Credit Facility also restricts the amount of additional debt we can incur and restricts the amount of cash that we can use for acquisitions and for the repurchase of convertible debt. Under the terms of the Credit Facility, we retain the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the Credit Facility, SVB has the right to obtain a lien on all of our assets, other than intellectual property, upon an occurrence of default, unless we terminate the facility as provided above. The Credit Facility also provides that, upon an event of default, we are prohibited from paying a cash dividend to its shareholders.

We had an additional credit agreement (the “Equipment Line”) with SVB, as amended, which expired December 31, 2004, under which we were permitted to borrow up to $5.0 million for the purchase of equipment. During fiscal 2003, we borrowed $2.9 million under the Equipment Line. Amounts borrowed under the Equipment Line in fiscal 2003 accrue interest at a rate equal to the greater of the three-year treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. The principal balance remaining as of November 30, 2004 and February 29, 2004 was approximately $1.0 million and $1.7 million, respectively. The financial covenants for the Equipment Line are the same as the financial covenants for the Credit Facility. We were in compliance with all financial covenants as of November 30, 2004 and February 29, 2004.

As of November 30, 2004, our future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Three Months Ended Feb. 28,	Fiscal Year Ending Feb. 28 or 29,
	2005	2006	2007	2008	2009	Thereafter	Total
Capital lease obligations (1)	$464	$1,854	$1,090	$239	$—	$—	$3,647
Operating lease obligations not in exit and disposal activities	2,750	8,704	7,352	7,025	6,534	29,731	62,096
Operating leases obligations in exit and disposal activities	1,857	6,619	6,054	4,638	3,093	15,333	37,594
Equipment line of credit (1)	275	773	—	—	—	—	1,048
Convertible subordinated notes (1)	—	8,775	8,775	185,006	—	—	202,556
Total fixed commitments	$5,346	$26,725	$23,271	$196,908	$9,627	$45,064	$306,941

(1) Includes principal and interest payments

The lease commitments in the above table designated as “Operating lease obligations in exit and disposal activities” only include the non-cancelable portion of lease commitments included in past cost containment initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF 88-10 and SFAS 146, we have reduced these lease commitments by estimated sublease income in determining the total exit and disposal-related lease obligations of $14.2 million recorded in the accompanying balance sheet as of November 30, 2004. Please refer to Note 7 in our Condensed Consolidated Financial Statements included elsewhere in this report.

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

We believe that the combination of cash and cash equivalents, marketable securities and long-term investments, and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for the next twelve months. However, weakening economic conditions or weak demand for supply chain management software in future periods could have a material adverse effect on our future operating results and liquidity. Although we have no current plans to do so, we may elect to obtain additional debt or equity financing if we are able to raise it on terms favorable to us. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Off-Balance Sheet Arrangements:

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

We have entered into operating leases with unrelated third parties for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are oftentimes referred to as a form of off-balance sheet financing. Future minimum lease payments under our operating leases as of November 30, 2004 are detailed previously in “Liquidity and Capital Resources.” We have a one-year unsecured revolving credit facility (the “Credit Facility”) with SVB for $15.0 million which will expire on March 30, 2005, unless renewed. Under the terms of the Credit Facility, we may request cash advances, letters of credit, or both. As of November 30, 2004, $9.5 million in letters of credit was outstanding under the Credit Facility to secure our lease obligations for certain office space.

We license software to our customers under contracts which we refer to as Software License Agreements (“SLAs”). Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions for indemnifying the customer against damages, judgments, reasonable cost and expenses incurred by the customer for any claim or suit based on infringement of a trademark or copyright as a result of the customer’s use of our software. The SLA generally limits the indemnification obligations in a variety of industry-standard respects. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no material claims are outstanding as of November 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on our operating performance, financial condition and cash flows.

The SLA generally provides that in the event of a determination that our software, or the customer’s use of our software, infringes any trademark or copyright of any third party, or if we reasonably believe that such is the case, we, at our option and expense, have the right to obtain for the customer the right to continue using the infringing item, replace the infringing item or modify the infringing item so that it is no longer infringing.

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

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

We will be required to generate sufficient cash to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $8.8 million annually with $175.5 million of principal due November 2007. As of November 30, 2004, the remaining principal and interest payments due under the Notes were $202.6 million. Our cash, cash equivalents, marketable securities and long-term investments totaled $132.2 million as of November 30, 2004. Assuming our cash, cash equivalents, marketable securities and long-term investments remain constant from our November 30, 2004 levels, we will have to generate a minimum of $70.4 million of net cash flow through any combination of normal operations of our Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Concerns about our ability to meet our debt service obligations could negatively affect our ability to attract and retain customers. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

WE MAY VIOLATE FINANCIAL COVENANTS UNDER OUR CREDIT FACILITY WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND FINANCIAL CONDITION.

In January 2003, we entered into an unsecured $20.0 million credit facility with SVB. We renewed the unsecured credit facility with SVB on March 31, 2004 with borrowing capacity reduced to $15.0 million. We also have an additional credit agreement with SVB, under which we are able to borrow up to $5.0 million for the purchase of equipment. As of November 30, 2004, approximately $9.5 million of letters of credit were outstanding with SVB, and approximately $1.0 million was outstanding under the equipment financing credit line. On September 22, 2004, we and SVB amended the terms of the Credit Facility and Equipment Line to change the minimum tangible net worth (defined as our total consolidated assets minus goodwill, capitalized software costs, other intangible assets and total liabilities plus convertible debt and up to $10.0 million in exit and disposal accruals) requirement to $120.0 million as of November 30, 2004 and $120.0 million plus 50% of net quarterly GAAP profit for the quarter ending February 28, 2005. If our future financial performance results in a violation of financial covenants under our credit facility, or with our equipment financing credit line, we could be required to provide cash collateral for letters of credit or repay outstanding borrowings, which would have a material adverse effect on our liquidity and financial condition.

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

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that the ongoing review of our internal controls will enable us to provide an assessment of our internal controls and our external auditors to provide their audit opinion as of February 28, 2005 within the time period required by Section 404 of the Sarbanes-Oxley Act of 2002, we can give no assurance that these efforts will be completed on a timely and successful basis.

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

Our revenue and operating results depend on the overall demand for our software and related services. Regional and global adverse changes in the economy and political upheaval and unrest caused a deterioration of the markets for our products and services in recent years. Recent improvements in economic conditions have not yet resulted in improvements in the markets for supply chain management software. These factors resulted in reductions, delays and postponements of customer purchases, which materially and adversely affected our financial performance during the last three fiscal years and the first three quarters of fiscal 2005. Demand for our solutions designed to optimize pricing and revenue management, a component of our demand management solutions, was more severely affected than our other solutions for which there are more mature markets. Although our markets deteriorated in most industries and geographies, industries most severely affected include, among others, chemical & energy, high technology, and travel, transportation & hospitality. Industries less affected include government, aerospace & defense, communications, consumer packaged goods, life sciences and retail. If these adverse conditions continue or worsen, we would likely experience further reductions, delays, and postponements of customer purchases further adversely affecting our operating performance and financial condition.

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

Substantially all of our software, services and support revenue has arisen from, or is related directly to, our solutions. We expect to be dependent upon these solutions in the future, and any factor adversely affecting the markets for our solutions would materially and adversely affect our ability to increase revenue and achieve operating profitability. The markets for our solutions have been and may continue to be materially adversely affected by continued weak demand for supply chain management software and political instability. While we believe the markets for our solutions ultimately will expand as the economy improves, they may grow more slowly than anticipated. If the markets for our solutions decline or do not grow as rapidly as we expect, revenue growth, operating margins, or both, could be adversely affected.

WE EXPERIENCED SIGNIFICANT LOSSES IN RECENT YEARS DUE TO A DETERIORATION OF DEMAND IN OUR MARKETS RESULTING FROM WEAKENING ECONOMIC CONDITIONS AND INCREASED POLITICAL INSTABILITY COMMENCING IN FISCAL 2002. IN ADDITION, WE BELIEVE OUR RECENT FINANCIAL PERFORMANCE WAS ADVERSELY AFFECTED BY THE MAGNITUDE OF CHANGES IN OUR WORKFORCE, INCLUDING OUR EXECUTIVE MANAGEMENT AND SALES ORGANIZATION, DIFFICULTIES IN EXECUTION, A MARKET FOCUS THAT WAS TOO BROAD FOR EXISTING MARKET CONDITIONS AND A STRONG COMPETITIVE ENVIRONMENT.

We incurred significant losses during the past three fiscal years. Since the beginning in fiscal 2002, weakening economic conditions and political instability have resulted in the deterioration in our markets. Continued weakening of economic conditions through fiscal 2004 severely affected the timing of capital spending decisions for enterprise application software, particularly supply chain management software, further negatively affecting the markets for our products and services. Recent improvements in economic conditions have not yet resulted in significant improvements in the markets for supply chain management software. In addition, we believe our recent financial performance was adversely affected by the magnitude of changes in our workforce, including our executive management and sales organization, difficulties in execution, a market focus that was too broad for existing market conditions and a strong competitive environment.

We experienced sequential declines in software and total revenue during our second and third quarters of fiscal 2002. Total annual revenue decreased in each of fiscal 2003 and fiscal 2004, as compared to prior fiscal years. For the three and nine months ended November 30, 2004, there were declines in software and total revenue in comparison to the fourth quarter of fiscal 2004. The losses incurred during these periods were $115.2 million in fiscal 2002, $212.2 million in fiscal 2003, $103.8 million in fiscal 2004 and $38.1 million for the nine months ended November 30, 2004. If market conditions for our software do not improve or if we do not successfully align our cost structure with our revenue without hindering our ability to grow revenue, or if we do not successfully overcome the recent internal factors that have hindered our performance, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

A VARIATION IN THE CONVERSION OF OUR REVENUE PIPELINE TO CONTRACTS COULD ADVERSELY AFFECT OUR REVENUE AND ABILITY TO FORECAST OPERATIONS.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenue in a particular reporting period as the estimates and assumptions were made using the best available data at the time. A slowdown in the global economy and, among other factors, we believe, compliance with the Sarbanes-Oxley Act of 2002 and other recent regulatory requirements related to corporate governance, caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. Recent improvements in economic conditions have not yet resulted in significant improvements in the markets for supply chain management software. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts in a timely manner. A variation in the pipeline or in the conversion rate of the pipeline into contracts, or our inability to respond to a variation in the conversion of the pipeline into contracts in a timely manner, could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations.

WE RECORDED A GOODWILL IMPAIRMENT CHARGE OF $96.3 MILLION IN OUR FOURTH QUARTER OF FISCAL 2003 AS A RESULT OF SIGNIFICANT DECLINES IN OUR STOCK PRICE DURING FISCAL 2003. IF OUR STOCK PRICE DECREASES TO LEVELS SUCH THAT THE IMPLIED FAIR VALUE OF OUR COMPANY IS SIGNIFICANTLY LESS THAN STOCKHOLDERS’ EQUITY FOR A SUSTAINED PERIOD OF TIME, WE MAY BE REQUIRED TO RECORD ADDITIONAL SIGNIFICANT NON-CASH CHARGES ASSOCIATED WITH GOODWILL IMPAIRMENT.

On March 1, 2002, we adopted Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which changed the accounting for goodwill from an amortization method to an impairment-only method. Effective March 1, 2002, we stopped amortizing goodwill, but continued amortizing other intangible assets with finite lives. As required by the provisions of SFAS 142, we performed the initial goodwill impairment test required during our first quarter of fiscal 2003. We consider ourselves to have a single reporting unit. Accordingly, all of our goodwill is associated with our entire Company. As of March 1, 2002, based upon our implied fair value, there was no impairment of goodwill recorded upon implementation of SFAS 142.

During fiscal 2003, we experienced adverse changes in our stock price resulting from a decline in our financial performance caused by adverse business conditions that affected the technology industry, especially enterprise application software companies. Based on these factors, we performed a test for goodwill impairment at August 31, 2002, November 30, 2002 and February 28, 2003.  As a result of these tests, we determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of our Company as of August 31, 2002 and November 30, 2002, there was no impairment of goodwill, but as of February 28, 2003, there was an impairment of goodwill. As a result of the impairment of goodwill as of February 28, 2003, we recorded a non-cash goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. We again performed a test for goodwill impairment at February 29, 2004, which is our annual date for goodwill impairment review, and determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of our Company as of February 29, 2004 there was no impairment of goodwill.

During the six months ended August 31, 2004, we experienced adverse changes in our stock price resulting from our poor financial performance. As a result, we performed a test for goodwill impairment at August 31, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of our Company as of August 31, 2004, there was no impairment of goodwill. There was no change in circumstances during the three months ended November 30, 2004 that caused us to perform an additional test for goodwill impairment at November 30, 2004.

We will continue to test for impairment on an annual basis, coinciding with our fiscal year-end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price is significantly lower than recent levels such that the implied fair value of our Company is significantly less than stockholders’ equity for a sustained period of time, among other factors, we may be required to record an additional impairment loss related to goodwill below its carrying amount.

OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF SIGNIFICANT NON-CASH CHARGES WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We will incur significant non-cash charges in the future related to the amortization of acquired technology and intangible assets from past acquisitions. During fiscal 2002, we announced that we were required to write-off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. During fiscal 2003, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. Also during fiscal 2003, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. During fiscal 2002, 2003, 2004 and the first three quarters of fiscal 2005, we recorded net write-downs of long-lived assets associated with exit and disposal activities of approximately $0.1 million, $2.5 million, $4.2 million and $0.6 million, respectively, consisting of the abandonment or disposal of certain furniture, fixtures, computer equipment, leasehold improvements related to vacating office space and other long-lived assets. During fiscal 2004, we exchanged $74.5 million of the Notes for 9.7 million shares of our common stock in privately negotiated transactions, which resulted in a non-cash debt conversion expense of $59.8 million. We may also incur non-cash charges in future periods related to impairments of long-lived assets and future exchanges of Notes for shares of our common stock, if any. To achieve profitability, we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.

IF OUR EXIT AND DISPOSAL PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, WE MAY SUFFER MATERIAL HARM TO OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

In response to deteriorations in our markets, during fiscal 2002, fiscal 2003, fiscal 2004 and for the nine months ended November 30, 2004, we implemented exit and disposal plans and cost containment and cost reduction measures and are continuing to implement cost containment and cost reduction measures to align our cost structure with our revenue. These actions have included, among other things, reductions in workforce and consolidations of our operational facilities. Headcount at the end of our third quarter of fiscal 2005 was 733 compared to 815 at the end of the second quarter of fiscal 2005. We anticipate headcount to be approximately 725 at the end of the fourth quarter of fiscal 2005. We also abandoned idle space in our San Carlos and Calabasas facilities and closed two offices in Europe.

As part of the consolidation of our facilities, we negotiate lease termination agreements or subleases for certain of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases on terms acceptable to us. Should we be unsuccessful in such negotiations or if the negotiated terms are less favorable than currently anticipated, we may be required to materially increase our exit and disposal related expenses in future periods. Further, if we consolidate additional facilities in the future, which is currently under consideration for the fourth quarter of fiscal 2005, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

We also cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that related transition issues associated with such a reduction will not occur again.

In fiscal 2002, fiscal 2003, fiscal 2004 and for the nine months ended November 30, 2004, we recorded exit and disposal charges of $6.6 million, $19.2 million, $18.6 million and $6.6 million, respectively. As a result of the continued implementation of our second quarter fiscal 2005 exit and disposal plans, we expect to incur additional exit and disposal charges of $5.0 million to $6.5 million during the fourth quarter of fiscal 2005, that will result in future cash expenditures consisting primarily of $4.5 million to $5.5 million for lease abandonment charges and $0.5 million to $1.0 million in severance and other benefits associated with further reductions in headcount. We anticipate quarterly cost savings of approximately $4.0 million to $5.0 million by our first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. If we fail to achieve the desired results of our exit and disposal plans and our cost containment and cost reduction measures, we may suffer material harm to our operating performance and financial condition.

WE REDUCED OUR WORKFORCE AS PART OF OUR COST CONTAINMENT AND COST REDUCTION INITIATIVES. IF WE FAIL TO ATTRACT AND RETAIN A QUALIFIED WORKFORCE,

OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED. FURTHER, OUR COST CONTAINMENT AND COST REDUCTION INITIATIVES MAY HINDER OR IMPAIR OUR ABILITY TO TAKE ADVANTAGE OF IMPROVEMENTS IN MARKET CONDITIONS.

We believe that our success depends on our ability to motivate and retain highly skilled technical, managerial, sales, marketing and services personnel. Competition for skilled personnel can be intense, and there is no assurance that we will be successful in attracting, motivating and retaining the personnel we need to improve our financial performance and grow.

As part of our cost containment and cost reduction initiatives, we have recently reduced our workforce. During the nine months ended November 30, 2004, voluntary employee attrition increased compared to recent periods. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. We consider stock options to be critically important in attracting and retaining employees.

As a result of these factors, our employees, whether or not affected by our reduction in workforce, may seek employment with our business partners, clients or competitors. Continuity of personnel is a very important factor in our success. Moreover, the cost of hiring, training and retaining skilled employees is high, and we may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions. Our cost containment and cost reduction initiatives may yield further unintended consequences, such as reduced employee morale, decreased productivity and disclosures of confidential information about us by employees that seek employment with others in violation of their confidentiality agreements with us. Failure to attract, motivate and retain highly skilled personnel could materially and adversely affect our business. Further, our cost containment and cost reduction initiatives may hinder or impair our ability to take advantage of improvements in market conditions

WE HAVE EXPERIENCED SIGNIFICANT CHANGES IN SENIOR MANAGEMENT RECENTLY. THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER IF WE EXPERIENCE TOO MANY CHANGES IN KEY PERSONNEL IN TOO SHORT A PERIOD OF TIME.

We have recently undergone significant changes in our senior management. As a result, our senior management team has only recently begun to work together. In July 2004, Gregory J. Owens resigned as our Chief Executive Officer, but continues as Chairman of the Board, and was replaced by Joseph L. Cowan as Chief Executive Officer. In August of 2004, our President, Jeremy P. Coote resigned and the position of President was eliminated. In addition, two other senior management personnel left the Company during our third quarter. In September 2004, Jeffrey L. Kissling was hired as our Chief Technology Officer, and two other senior management personnel were promoted to new positions. Our success depends significantly on the continued service of our executive officers and their ability to work together effectively as a management team. We do not have fixed-term employment agreements with any executive officers, other than with Joseph L. Cowan, who has a two-year employment agreement with our Company that commenced in July 2004, and we do not maintain key person life insurance on our executive officers. The loss of services of any of our senior management for any reason or their inability to manage our Company effectively could have a material adverse effect on our operating performance and financial condition.

WE HAVE RESTRUCTURED, AND MAY IN THE FUTURE RESTRUCTURE, OUR SALES FORCE, WHICH CAN BE DISRUPTIVE.  WE HAVE ALSO REDUCED OUR SALES FORCE AS PART OF OUR COST CONTAINMENT AND COST REDUCTION INITIATIVES. OUR FAILURE TO FIELD AN EFFECTIVE SALES ORGANIZATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

We continue to rely heavily on our direct sales force. In recent years, we have restructured or made other adjustments to our sales force in response to factors such as management changes and other internal considerations. We have reduced our sales force in fiscal 2002, fiscal 2003, fiscal 2004 and for the nine months ended November 30, 2004 as a result of the deterioration in our markets and restructuring of our operations. Decreasing software revenue and unpaid leave programs resulted in reduced compensation earned by members of our sales force, which may result in further voluntary attrition of our sales force over time. In order to stabilize and thus grow our revenue, we will have to field an effective sales force. Changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity that may have affected revenue in one or more quarters. We cannot assure you that we will be able to field a more productive sales force or successfully attract and retain qualified sales people at levels sufficient to support growth. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur. Such restructuring or associated transition issues can be disruptive and adversely impact our operating performance and financial condition.

SALES CYCLES FOR OUR PRODUCTS AND SERVICES CAN BE LONG AND UNPREDICTABLE. VARIATIONS IN THE TIME IT TAKES US TO LICENSE OUR SOFTWARE MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

Each client’s decision to license and implement our products and services is discretionary, involves a significant commitment of resources and is subject to the client’s budget cycles.  The time it takes to license our software to prospective clients varies substantially, but historically has ranged between three and twelve months. Variations in the length of our sales cycles will cause our revenue to fluctuate widely from period to period. We base our operating expenses on anticipated revenue trends. Because a high percentage of our expenses are relatively fixed and we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the licensing of our products could cause significant variations in our revenue from quarter to quarter. These delays occurred on a number of occasions in the past and materially and adversely affected our financial performance, most recently in the nine months ended November 30, 2004. The length of our sales cycle depends on a number of factors, many of which are beyond our control, including the following:

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

The timing of the licensing and implementation of our products and services is lengthy and not accurately predictable. Prior sales and implementation cycles should not be relied upon as any indication of future cycles. The license of our software products is often an enterprise-wide decision by prospective clients and generally requires us to provide a significant level of education to prospective clients regarding the use and benefits of our products. In addition, the implementation of our products involves a significant commitment of resources by prospective clients and is commonly associated with process reengineering efforts that may be performed by the client or third-party systems integrators. The cost of our product to the client is only a portion of the related hardware, software, development, training and integration costs of implementing a large-scale business software system. Certain of our clients and prospects are also asking for unique capabilities in addition to our core capabilities to give them a competitive edge in the market place. In these instances, this could lead to an increase in software license revenue being recognized on a contract accounting basis over the course of the delivery of the solution rather than upon delivery and contract execution. For these and other reasons, the period between initial contact and the completion of the implementation of our products can be lengthy and is subject to a number of factors (over many of which we have little or no control) that may cause significant delays. These factors include the size and complexity of the overall project. Accordingly, individual sales have sometimes occurred in quarters subsequent to when we anticipated. Moreover, we may derive a significant portion of our quarterly software license revenue from a small number of relatively large sales. As a result, a delay in the sale or implementation of even a limited number of license transactions may have a material adverse effect on our operating performance and financial condition and cause our operating results to vary significantly from quarter to quarter. As a result of current economic conditions and increased competition, our sales cycle has recently become longer than historical sales cycles.

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

CHANGES IN THE SIZE OR NUMBER OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

The size and number of our software license transactions fluctuate. Fluctuations in the size and number of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our software and services. Losses of, or delays in concluding, larger software transactions (which typically are more complex, take longer to negotiate and are more subject to delays) have had and could have a proportionately greater effect on our revenue and financial performance for a particular period. We have experienced declines in the number of software transactions of $1.0 million or greater since fiscal 2002. Specifically, we recorded 38 such software transactions in fiscal 2002, 19 such software transactions in fiscal 2003, 18 such software transactions in fiscal 2004 and 5 such software transactions for the nine months ended November 30, 2004. As a result of these changes in the size and number of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may fluctuate significantly in the future.

WE EXPERIENCED DECLINES IN SOFTWARE REVENUE IN FISCAL 2002, FISCAL 2003, FISCAL 2004 AND FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004. LOWER SOFTWARE LICENSE REVENUE HAS RESULTED AND MAY CONTINUE TO RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

Our ability to maintain or increase services and support revenue depends on our ability to maintain or increase the amount of software we license to customers. During our fiscal 2003 and 2004, we experienced declines in services revenue primarily as a result of declining software revenue in prior periods. For the nine months ended November 30, 2004, we experienced a decrease in service revenue as compared to the same period in fiscal 2004. Additional decreases of software license revenue or slowdowns in licensing may have a material adverse effect on our services and support revenue in future periods.

FURTHER DECLINES IN SOFTWARE REVENUE, A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS, OR BOTH, COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

In our third quarter of fiscal 2003, our first two quarters of fiscal 2004, fourth quarter of fiscal 2004 and the first three quarters of fiscal 2005, we experienced sequential quarterly declines in support revenue resulting from both the recent decline in software revenue and clients not renewing or partially renewing existing support contracts. Our support revenue includes post-contract support and the rights to unspecified software upgrades and enhancements. Support contracts are generally renewable annually at the option of our customers. We have experienced high rates of renewed annual support contracts from our customers. If our software revenue does not grow and if our customers fail to renew or to fully renew their support contracts at historical rates, our support revenue could materially decline.

WE HAVE A HISTORY OF SUPPLEMENTING OUR EXISTING REVENUE GENERATION CAPABILITIES THROUGH ACQUISITIONS OF BUSINESSES AND TECHNOLOGY.  ACQUISITIONS

INCREASE BUSINESS AND FINANCIAL RISK. WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING ACQUISITIONS IN THE PAST.

An acquisition involves the integration of a business that has previously operated independently and increases the business and financial risk of the acquirer. In fiscal 2001, 2002 and 2003, we acquired the products and operations of seven companies, including Talus and Western Data Systems of Nevada, Inc. In connection with these and any future acquisitions, there can be no assurance that we will:

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

We directly compete with other enterprise application software vendors including: Adexa, Aspen Technology, DemandTec, The Descartes Systems Group, Global Logistics Technologies, i2 Technologies, JDA Software, Khimetrics, Logility, Manhattan Associates, Finmatica, Metreo, PROS Revenue Management, Rapt, Retek, Sabre, SAP, Viewlocity and Zilliant. Certain enterprise resource planning (“ERP”) vendors, in addition to SAP, all of which are substantially larger than Manugistics, have acquired or developed demand-driven and supply chain management software companies, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle, (which recently acquired PeopleSoft) and SSA Global Technologies. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and larger installed bases of clients. Two of our competitors, Oracle and PeopleSoft, have combined and other of our current and potential competitors may combine pursuant to recently announced mergers or tender offers and subsequently utilize enhanced financial and human resources to develop and sell more competitive demand-driven supply chain products. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

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

OUR CONTINUED SHIFT OF OUR PRODUCT DEVELOPMENT OPERATIONS TO INDIA POSES SIGNIFICANT RISKS.

We recently opened our own product development facility in India, and plan to move a substantial portion of our product development to India. In addition, we maintain relationships with third parties in India to which we outsource a significant portion of our product development effort. We are increasing the proportion of our product development work being performed at our facility in India in order to take advantage of cost efficiencies associated with India’s lower wage scale. However, we may not achieve the cost savings and other benefits we anticipate from this program, and we may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. We have a heightened risk exposure to changes in the economic, security and political conditions of India. Economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

DEFECTS IN OUR SOFTWARE, THE IMPROPER SCOPING OF A PROJECT, OR PROBLEMS IN THE IMPLEMENTATION OF OUR SOFTWARE COULD LEAD TO CLAIMS FOR DAMAGES BY OUR CLIENTS, LOSS OF REVENUE OR DELAYS IN THE MARKET ACCEPTANCE OF OUR SOLUTIONS.

Our software is complex and must be implemented to perform within the often sophisticated and complex business processes of our clients, which can make it difficult to properly scope the initial project or detect errors in our software prior to implementation. We may not discover the existence of these problems until our customers install and use a given product or until the volume of services that a product provides increases. In addition, when our software is installed, the technical environment into which it is installed is frequently complex and typically contains a wide variety of systems and third-party software, with which our software must be integrated. This can make the process of implementation itself difficult and lengthy. As a result of these factors, some customers may have difficulty implementing our products successfully within anticipated timeframes or otherwise achieving the expected benefits. These problems may result in claims for damages suffered by our clients, a loss of, or delays in, the market acceptance of our solutions, client dissatisfaction and lost revenue and collection difficulties during the period required to correct these errors.

WE UTILIZE THIRD-PARTY SOFTWARE THAT WE INCORPORATE INTO AND INCLUDE WITH OUR PRODUCTS AND SOLUTIONS, AND IMPAIRED RELATIONS WITH THESE THIRD PARTIES, DEFECTS IN THIRD-PARTY SOFTWARE OR THEIR INABILITY OR FAILURE TO ENHANCE THEIR SOFTWARE OVER TIME COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

We incorporate and include third-party software into and with our products and solutions. We are likely to incorporate and include additional third-party software into and with our products and solutions as we expand our product offerings. If our relations with any of these third parties are impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software.

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

THE LIMITED ABILITY OF LEGAL PROTECTIONS TO SAFEGUARD OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY.

Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of confidentiality procedures and agreements, contractual provisions, patent, copyright, trademark and trade secret laws. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or obtain and use information that we regard as proprietary. The shift of an increasing amount of our product development work to India may increase this risk. Policing unauthorized use of our products is difficult, particularly in certain foreign countries, including, among others, India and The People’s Republic of China. We are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. Furthermore, our competitors may independently develop technology similar to ours.

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

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

We currently conduct operations in Australia, Belgium, Brazil, Canada, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Taiwan, The People’s Republic of China, Singapore, and the United Kingdom. We recently opened a product development center in India, where we also have relationships with third parties to outsource a portion of our product development and implementation services effort. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. These operations require significant management attention and financial resources and additionally subject us to risks inherent in doing business internationally, such as:

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

For the nine months ended November 30, 2004, 34.0% of our total revenue was derived from outside the U.S. Our primary international operations are located throughout Europe and Asia-Pacific. We also have operations in Brazil, Canada and Mexico. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenue and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and costs and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

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

WE MAY CHOOSE TO CHANGE OUR BUSINESS PRACTICES OR OUR EARNINGS MAY BE AFFECTED AS A RESULT OF CHANGES IN THE REQUIREMENTS RELATING TO THE ACCOUNTING TREATMENT OF EMPLOYEE STOCK OPTIONS.

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

We currently account for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and, accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 16, 2004, the FASB published FASB Statement No. 123R (“FAS 123R”), “Share-Based Payment”, which will be effective for public companies in periods beginning after June 15, 2005. We will be required to implement the new standard no later than the quarter that begins September 1, 2005. FAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and requires companies to measure compensation expense using a fair-value based method for share-based payments, including stock options. FAS 123R requires us to expense stock options in our statement of operations effective September 1, 2005. Our earnings in fiscal 2005 could be significantly reduced as a result of changing our accounting policy in accordance with FAS 123R. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees or attract qualified candidates, and increase the cash compensation we pay to employees. Such a change could have a material effect on our operating performance.

In June 2003, our Board of Directors approved an amendment to its 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by shareholders at our 2003 Annual Meeting of Shareholders on July 29, 2003. On October 17, 2003, we issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in four equal increments over four years from the date of grant, with the first increment vesting on April 17, 2005. The total value of the 2003 restricted stock awards of approximately $1.3 million was computed using the closing stock price on the date of grant and recorded as a component of deferred compensation. The related compensation expense is recognized and amortized over the vesting period. On July 22, 2004, 200,000 shares, which vest fully on January 1, 2006, were issued to the new Chief Executive Officer, resulting in an increase in deferred compensation in stockholders’ equity of $0.5 million. On November 3, 2004, approximately 1.3 million restricted shares were issued to selected employees. The restricted stock awards have a vesting schedule pursuant to which the stock award vests in three equal annual increments over three years from the date of grant, with the first increment vesting on November 3, 2005. The total value of the 2004 restricted stock awards granted of approximately $2.5 million was computed using the stock price on the date of grant and a 22% forfeiture rate and was recorded as a component of deferred compensation. The related compensation expense will be recognized and amortized over the vesting period. We recorded $0.3 million and $0.6 million in compensation expense related to restricted shares outstanding during the three and nine months ended November 30, 2004, respectively.

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

OUR CHARTER, BYLAWS AND SHAREHOLDER RIGHTS PLAN, DELAWARE LAW AND THE INDENTURE FOR THE NOTES CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.  IN ADDITION, CERTAIN OF OUR CURRENT OFFICERS, DIRECTORS, AN ENTITY AFFILIATED WITH A DIRECTOR AND ONE OF OUR FOUNDERS TOGETHER MAY BE ABLE TO EXERCISE SUBSTANTIAL INFLUENCE OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

Our charter and our bylaws, in conjunction with Delaware law, contain provisions that could make it more difficult for a third party to obtain control of us even if doing so would be beneficial to stockholders. For example, our bylaws provide for a classified board of directors and allow our board of directors to expand its size and fill any vacancies without stockholder approval. Furthermore, our board has the authority to issue preferred stock and to designate the voting rights, dividend rate and privileges of the preferred stock, all of which may be greater than the rights of common stockholders. Additionally, upon a change of control of our Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. This could make it more difficult for a third party to obtain control of us even if doing so would be beneficial to stockholders.

On October 28, 2004, we adopted a shareholder rights plan that entitles our shareholders to rights to acquire shares of our Series A Junior Participating Preferred Stock generally when a third party acquires twenty percent or more of the outstanding shares of our common stock or commences a tender offer or exchange offer for twenty percent or more of the outstanding shares of our common stock. The shareholder rights plan could delay, deter or prevent an investor from acquiring us in a transaction that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium over their shares.

In addition, our current officers, directors, Warburg Pincus Private Equity VIII, L.P. (“WP VIII”) an entity affiliated with William H. Janeway, one of our directors, and one of our founders, William M. Gibson, together beneficially owned approximately 28.7% of the outstanding shares of our common stock at November 30, 2004. While these stockholders do not hold a majority of our outstanding common stock, if they were to vote together, they may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This factor may prevent or discourage tender offers for our common stock. In connection with the appointment of Mr. Janeway to the Board in October 2002, the Company entered into a standstill agreement with WP VIII under which WP VIII agreed that it and certain of its affiliates would not acquire more than 19.9% of the common stock of our Company without our consent for a period of three years or until the earlier occurrence of certain specified events.

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Our current officers, directors, WP VIII, an entity affiliated with William H. Janeway, one of our directors, and one of our founders, William M. Gibson, together beneficially owned approximately 28.7% of the outstanding shares of our common stock at November 30, 2004.  Sales of substantial amounts of our common stock in the public market by these shareholders, or the perception that such sales may occur, could cause the market price of our common stock to decline.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders’ equity. Revenue outside of the U.S. as a percentage of total revenue was 35.8% and 34.0% for the three and nine months ended November 30, 2004, respectively, as compared to 39.2% and 34.4%, respectively, for the same period in fiscal 2004. Revenue outside the U.S. is derived from operations in Australia, Belgium, Brazil, Canada, The People’s Republic of China, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore, Sweden, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our condensed consolidated financial statements. None of the components of our Statement of Operations were materially affected by exchange rate fluctuations during the three and nine months ended November 30, 2004 and 2003. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

Interest Rate Risk. Our long-term investments, marketable securities and certain cash equivalents are subject to interest rate risk. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. We manage this risk by maintaining an overall investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. All securities in our long-term investment portfolio mature in two years or less. Instruments in our entire portfolio include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. As of November 30, 2004 and February 29, 2004, the fair market value of our long-term investments and marketable securities held was $50.6 million and $16.3 million, respectively.

We also hold cash balances in accounts with commercial banks in the U.S. and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Generally, operating cash balances held at banks outside of the U.S. are denominated in the local currency.

The U.S. Federal Reserve Board influences the general market rates of interest. During fiscal 2003 and fiscal 2004, the federal funds rate was further reduced by 75 basis points to its February 29, 2004 level of 1.00%. The federal funds rate was 2.0% as of November 30, 2004. As of December 31, 2004, the Federal Reserve increased the federal funds rate by 25 basis points to 2.25%. According to the Federal Reserve, recent inflationary pressures are not an immediate threat to the economy and inflation and longer-term inflation expectations remain well contained.

The weighted average yield on interest-bearing investments held as of November 30, 2004 and 2003 was approximately 1.6% and 1.0%. Based on our investment holdings at November 30, 2004, a 100 basis point decline in the average yield would reduce our annual interest income by $1.3 million.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, long-term investments and trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables since most of our customers are large, well-established companies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry, and no single customer has accounted for more than 10% of our consolidated revenue on an annual basis, although we have had customers which accounted for more than 10% of our consolidated revenue on a quarterly basis. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Item 6. EXHIBITS

Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 10, 2005.

MANUGISTICS GROUP, INC.
(Registrant)

Date: January 10, 2005
/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer
(Principal executive officer)

/s/ Raghavan Rajaji
Raghavan Rajaji
Executive Vice President and Chief Financial Officer
(Principal financial officer)

/s/ Kelly Davis-Stoudt
Kelly Davis-Stoudt
Vice President, Controller and Chief Accounting Officer
(Principal accounting officer)