Form 10-K
period 2005-02-28
MANUGISTICS GROUP INC
filed 2005-05-16
CIK 908440

U.S.
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☒  No  ☐

As of August 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $148.4 million. As of April 30, 2005, the number of shares outstanding of the Registrant’s common stock was approximately 83.8 million, based on information provided by the Registrant’s transfer agent.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. We anticipate that our Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 28, 2005.

PART I

Item 1.                        BUSINESS.

The disclosures set forth in this Annual Report on Form 10-K are qualified by the sections captioned “Forward-Looking Statements” and “Factors That May Affect Future Results” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

Overview:

We are a leading global provider of supply chain, demand and revenue management software products and services. We combine these products and services to deliver solutions that address specific business needs of our clients. Our approach to client delivery is to advise clients on how best to use our solutions and other technologies across their entire demand and supply chain and in their revenue management practices to enable informed, responsive, rapid and cost and price effective decision-making throughout their own enterprise and across their extended trading network by creating a fully synchronized supply chain.

The solution sets we offer are:

•       Demand Management and Pricing

•       Supply Management

•       Transportation and Logistics

•       Collaboration and Visibility

•       Contract Materials Resource Planning (MRP) & Maintenance, Repair and Overhaul (MRO)

•       Performance Management

•       Revenue Management

These solutions include the products described under “Solutions” below.

Our solutions are designed to increase revenue and profits by enabling our clients to improve customer service, reduce stock-outs, lower costs, source more efficiently, reduce inventory, optimize price, collaborate with suppliers and customers, coordinate supply and demand, manage transportation and logistics operations and improve revenue management practices. A key element of our market strategy is to offer implementation, consulting, training and support services to our clients and prospects as an integral part of our solutions.

Our solutions are built and reliant on our internal WebWORKS™ platform. WebWORKS™ is based on the Java 2™ Platform and J2EE™ industry standards.

We have organized our sales and marketing operations under four primary business units, Retail, Consumer Goods (CG), Government, Aerospace & Defense and Revenue Management (Travel, Transportation & Hospitality), which we call “strategic business units” or “SBUs.” We believe this new operational structure will allow us to most effectively use our capabilities and resources to realize opportunities in our markets.

We market our solutions to companies primarily throughout North, South and Central America, Europe and the Asia-Pacific region. Among others, our clients include many of the world’s leading Consumer Goods, Retail and Travel, Transportation & Hospitality organizations, and the U.S. Government, including Limited Brands, Dixons, Coca Cola Bottling Co., Kraft Foods, Tyson Foods, Caesars Entertainment, Great North Eastern Railway, DHL and the Defense Logistics Agency (DLA). No individual client accounted for more than 10% of annual revenue for the three years ended February 28, 2005.

The Company was incorporated in Delaware in 1986. Our fiscal year end is February 28th or 29th. We completed our initial public offering of common stock in 1993, a secondary public offering of common stock in 1997 and a private placement of convertible subordinated notes in 2000. We subsequently registered the convertible subordinated notes for resale early in fiscal 2002. We have invested significant resources to develop new software, to enhance existing software and to acquire additional software products and solutions through acquisitions.

A summary of our acquisitions over the past five fiscal years follows:

Company	Date	Description
Digital Freight Exchange, Inc. (DFE)*	May 2002	Collaborative transportation logistics services
Western Data Systems of Nevada, Inc. (WDS)*	April 2002	Maintenance, repair and overhaul and make-to-order software
SpaceWorks Inc. (acquired technology only)*	July 2001	Order management software
PartMiner CSD, Inc.*	May 2001	Product design and sourcing software
One Release, LLC*	May 2001	Software development services
STG Holdings, Inc. (STG)	January 2001	Advanced factory planning, scheduling and simulation software
Talus Solutions, Inc. (Talus)	December 2000	Pricing and revenue optimization software

*                    Asset acquisitions

Industry Background:

Increasing global competition, shorter product life cycles, more demanding customers and higher standards are forcing businesses to be more responsive to customer demand, bring their products to market more quickly and efficiently, provide improved levels of customer service, and improve margins by lowering costs to market and improving pricing decisions. To meet these challenges, companies are demanding greater visibility of operations throughout their own organization and their extended trading networks and the capability to make and execute decisions in response to rapidly changing conditions of demand and supply.

Effective demand and supply chain management solutions allow companies to share information throughout their own organizations and extended trading networks and to monitor, measure and improve their business processes over time. They also enable informed, responsive, rapid decision-making that is cost and price effective.

We believe that traditional enterprise application systems, such as enterprise resource planning (ERP) systems, do not provide the visibility, flexibility, responsiveness or efficiencies required to meet effectively the demands of today’s competitive environment. We believe that companies need to pursue the integration of the supply-side and demand-side of their businesses to lower operational costs and increase the value derived from their processes and technology systems.

To meet these challenges, many companies are seeking information technology solutions based on open standards that operate in a fast, effective and secure environment and can be integrated with their existing systems, as well as those of the companies in their trading networks. They require that these solutions provide quick realization of benefits and rapid return on their systems investments.

The competition in these markets includes enterprise application software companies, such as traditional ERP companies and other transaction-based application software companies, supply chain management companies, pricing and revenue management companies and other information technology services companies, in addition to software solutions custom developed within the user company.

Information technology companies are engaging offshore (global) workforces on an increasing basis to take advantage of technical expertise and lower personnel costs in countries such as India and China. Companies may utilize their own or out-sourced operations to provide development, consulting and implementation services.

Strategy:

Our objective is to enhance our position as a leading global provider of supply chain management and demand and revenue management solutions. Our strategy to achieve our objective includes the following elements:

FOCUS ON KEY MARKETS—We have organized our sales and marketing operations under four primary business units: Retail, Consumer Goods (CG), Government, Aerospace & Defense and Revenue Management (Travel, Transportation & Hospitality), which we call “strategic business units” or (“SBUs”). We believe this new operational structure will allow us to more effectively use our capabilities and resources to realize opportunities in our markets.

FOCUS AND DIFFERENTIATE OUR SOLUTIONS—We intend to focus the scope of our solutions offerings on our core products and enhance the capabilities of these solutions through additional industry and client-specific functionality, to help our clients solve a broader range of evolving business challenges and to improve operational and business processes within and among companies. We believe there is an increasing market for solutions that integrate supply chain management with demand and revenue management solutions, and that our ability to provide these integrated solutions differentiates us from our competitors. We also intend to make our solutions easier to implement and integrate.

PROVIDE ADVANCED TECHNOLOGICAL INNOVATION—We have extensive experience and domain expertise and have committed substantial resources for research and development, which we use to develop advanced technological software solutions to offer our clients and prospects. We opened our own development center in Hyderabad, India during the fourth quarter of fiscal 2005 to expand our product development capabilities while taking advantage of lower personnel costs. Our new development center will work closely with our core product development group at our headquarters in Rockville, MD. See “Product Development.”

PROVIDE COMPREHENSIVE SERVICES—As a key element of our market strategy, we offer implementation, consulting, training and support services to our clients and prospects, directly and through third parties.

DEVELOP STRATEGIC ALLIANCES AND NEW BUSINESS RELATIONSHIPS—We combine our solutions with the competencies of third parties which complement ours, such as leading consulting firms and technology providers. This strategy permits us to offer our clients solutions that can better meet their needs. We also intend to provide more focused sales and marketing efforts to small and medium-sized businesses in Europe and the Asia-Pacific region through third-party marketing and reseller agreements.

Solutions:

Manugistics solutions are configured sets of our software products that address the specific demand and supply chain business processes and revenue management practices that our clients want to improve. These solutions may also include consulting, implementation, training and client support services. Our solutions are designed to meet the demand and supply chain and revenue management needs of our clients helping them to increase revenue and profits by enabling them to improve customer service, reduce stock outs, lower costs, source more efficiently, reduce inventory, optimize price, collaborate with suppliers and customers, coordinate supply and demand, manage transportation and logistics operations and improve revenue management practices. Our solutions are built on and rely on our internal WebWORKS™ platform. WebWORKS™ is based on the Java 2™ Platform and J2EE industry standards.

Demand Management and Pricing—Our Demand Management and Pricing solutions are designed to provide integrated price optimization and demand planning capabilities that enable clients to create business strategies such as consensus demand planning, optimal pricing strategies, targeted promotion campaigns and markdown planning to efficiently predict, respond to and shape demand. Demand Management and Pricing solutions include: NetWORKS Demand™, NetWORKS Precision Pricing™, NetWORKS Promotions™, NetWORKS Markdowns™ and NetWORKS Target Pricing™.

Supply Management—Our Supply Management solutions are designed to create an optimal supply network and set sourcing policies to generate a synchronized inventory, distribution, production and material plan for our clients and their supply chain partners. Our clients use our Supply Management solutions to manage, optimize and synchronize the many facets of their supply chains—from collaboration with trading partners on production plans, purchasing, logistics and fill rates to alignment and execution of a sales and operations planning process to meet corporate objectives—and to meet customer demand while reducing inventory and cost. Supply Management solutions include: NetWORKS Fulfillment™, NetWORKS Strategy™, NetWORKS Supply™, NetWORKS Master Planning™, NetWORKS Order Provisioning™, NetWORKS Sequencing™, and Networks Inventory Policy Optimization™.

Transportation and Logistics Management—Our Transportation and Logistics Management solutions are designed to help global and other shippers, consignees, carriers, trading partners and logistics service providers effectively manage the complexities of transportation and logistics, including multiple modes of transport such as by air, rail, sea and road. Our capabilities cover the entire spectrum of the logistics process—from strategic logistics sourcing, planning and optimization, execution and shipment tracking, capacity management to payment and performance analysis. Fleet management capabilities include finding the optimal use of a client’s fleet based upon or measured against shipment requirements and constraints such as locations, carriers, rates, capacities and hours of operation and generating detailed work plans that help manage the fleet. Transportation and Logistics solutions include: NetWORKS Transport™, NetWORKS Delivery Management™, NetWORKS Routing™, NetWORKS Carrier™, NetWORKS Freight Payment™, NetWORKS Fleet Capacity Planner™, NetWORKS RFQ™, offered in two options—a product or service, and NetWORKS RFQ Optimizer™.

Collaboration and Visibility—Our Collaboration solutions are designed to enable collaboration among trading partners by allowing them to view and make decisions using the same information. These solutions are intended to help clients facilitate processes such as collaborative planning, forecasting and replenishment and collaborative supply planning across extended trading networks. Our Visibility solutions provide event-based views into critical supply chain information such as inventory balances and order and shipment status, within the trading network. Multiple trading partners are able to simultaneously review past performance and current data on sales forecasts, booked orders, direct materials procurement, manufacturing plans and distribution and shipping capacity in order to make and execute decisions on what to produce and when and how to deliver finished goods, to best meet the client’s business objectives. Our Collaboration and Visibility solutions include: NetWORKS Collaborate™, NetWORKS Market Manager™, NetWORKS Carrier™ and NetWORKS Delivery Management™.

Contract Materials Resource Planning (MRP) & Maintenance, Repair and Overhaul (MRO)—Our Contract MRP solutions provide comprehensive enterprise resource planning (ERP) capabilities for Aerospace & Defense and other complex enterprises engaged in contract-oriented, order-centric manufacturing and re-manufacturing. Our Contract MRO solutions are designed to provide comprehensive support, from asset receipt to delivery back into service, for heavy maintenance, repair, overhaul, upgrade or modification services for complex equipment such as aircraft, engines, vehicles or ships, related sub-systems and components. These solutions include service and parts management capabilities that help companies optimize and manage their service and parts operations by effectively planning and scheduling maintenance programs, parts, materials, tools, manpower and repair facilities to provide efficiently the high levels of customer service on a cost effective basis. Our Contract MRP and MRO solutions reduce overhead and enhance cash flow and productivity through advanced cost collection and earned-value management processes. Contract Master Resource Planning and Maintenance, Repair & Overhaul solutions include: NetWORKS Make-to-Order™, NetWORKS Component Management™, NetWORKS Maintenance, Repair and Overhaul™, NetWORKS Carrier™ and NetWORKS Procurement™.

Performance Management—Our Performance Management solutions provide clients with a means to measure and predict their supply chain performance. Our solutions are designed to enable the definition and monitoring of key performance indicators (KPIs), such as forecast accuracy, customer service levels, inventory turns and adherence to the financial plan. Performance Management solutions include such products as: NetWORKS Reporting™, NetWORKS Analytics™ and NetWORKS Monitor™.

Revenue Management—Our Revenue Management solutions for the travel, transportation, hospitality and media industries are designed to help companies meet the unique challenges of industries where products and services are perishable and optimizing capacity utilization is critical. Passenger travel companies, cargo carriers, hotel and resort companies, and media networks, broadcast groups and cable companies use our solutions to more accurately forecast future demand, optimally allocate capacity, maximize revenue and increase profits and customer satisfaction. Our Revenue Management solutions include: NetWORKS Airline Revenue Optimizer™, NetWORKS Cargo Revenue Optimizer™, NetWORKS Hotel Revenue Optimizer™ and NetWORKS Rental Car Optimization™.

Manugistics Supply Chain Technology Platform

Manugistics’ Solutions are modular and support phased implementations. Our solutions are used to design, optimize and synchronize a company’s extended demand and supply chain processes and improve revenue management practices. The architecture is based on an industry standard — Java 2 platform, Enterprise Edition (J2EE), which defines the programming model and architecture for implementing web services that allow organizations to communicate data without intimate knowledge of each other’s information technology systems. These open standards of J2EE help facilitate application development, application-to-application integration, portal connectivity, and business process management. Built on an architecture that provides rapid implementation and interoperability with other information technology assets, our products are designed to deliver industry-specific functionality and provide low total cost of ownership as well as the flexibility and scalability needed to adapt effectively to future business and technology shifts.

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

As of February 28, 2005, our product development resources included 183 employees and 108 third-party contractors, 98 of which were working in India. Gross product development costs were $42.0 million, $46.1 million and $73.6 million in fiscal 2005, 2004 and 2003, respectively. Gross product development costs in total over the last five fiscal years were $292.5 million.

We have made substantial investments in product development, and we will continue to make the expenditures for product development that we believe are necessary for delivering new products, features and functions rapidly. We believe that getting products to market quickly, without compromising quality, is critical to the success of our business.

Implementation Services:

A key element of our business strategy is to provide clients with comprehensive solutions for their internal and external demand and supply chains and revenue management practices by offering implementation services for our products. When implementing our software, clients typically make changes to their business processes and overall operations, including their planning and pricing functions. To assist clients in making these changes, we offer a wide range of implementation services. Our implementation services also include business operations consulting, change management consulting and end-user and system administrator education and training. These services help clients redesign their operations to take full advantage of our software. Additionally, third-party service providers implement our solutions.

Our implementation services are priced and sold separately from our software products and are provided primarily on a time and materials basis. Our consulting services group consisted of 220 employees as of February 28, 2005.

Client Support and Application Hosting Service:

Our comprehensive solutions include global support to clients. Most of our clients enter into annual solution support agreements for post-contract customer support and the right to unspecified software upgrades and enhancements. Support includes in-depth support services, product maintenance and a web-based knowledge management tool for tips and techniques and online support. Upgrades include new features and functionality, as well as core technology enhancements. Our client support personnel also collect information that we use to assist us in developing new products, enhancing existing products and in identifying market demand.

Our application hosting service offers clients the option of letting Manugistics administer and run the client’s solutions at our data center helping clients to move quickly to realize the benefits of our products by reducing internal resource requirements such as costs of hardware, infrastructure, security, training and technology and by operating in proven technical environments. As of February 28, 2005, our client support and application hosting service group consisted of 62 employees.

Sales and Marketing:

Our sales operation for North, South and Central America is headquartered at our office in Rockville, Maryland and includes field offices in Atlanta, GA; Calabasas, CA; Chicago, IL and Sao Paulo, Brazil. Our direct sales organization focuses on licensing supply chain and demand and revenue management solutions to large, multi-national enterprises, as well as to mid-sized enterprises with a variety of demand and supply chain, revenue management and extended trading network issues. We operate in Canada and Mexico through subsidiaries established in those countries.

We license our solutions in regions outside of the Americas primarily through foreign subsidiaries. Our British, French and Belgian subsidiaries, located in Bracknell, England; Paris, France; and Brussels, Belgium, respectively, provide direct sales, services and support primarily to clients located in continental Europe and the United Kingdom. We have established subsidiaries and maintain offices in Osaka and Tokyo, Japan; Singapore; Shanghai and Hong Kong, The People’s Republic of China; Hyderabad, India; Kuala Lumpur, Malaysia; and Sydney, Australia. We also maintain an office in Taipei, Taiwan. We adapt our solutions for use in certain international markets by addressing different languages, different standards of weights and measures and other operational considerations. In fiscal 2005, approximately 33.8% of our total revenue came from sales made to clients outside the U.S. Details of our geographic revenue are in Note 16—“Segment Information” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We also use indirect sales channels to market our software in certain markets. See “Alliances.” Using these channels, we seek to increase the market penetration of our software. These relationships enhance our sales resources in target markets and expand our expertise in bringing our solutions to prospects and clients.

We support our sales activities by conducting a variety of marketing programs, including our annual conference called enVISION, which provides a forum for executives and managers to exchange ideas and best practices regarding technological innovations in supply chain management and demand and revenue management. We maintain client steering committees to involve our clients in the ongoing development of our solutions. We also participate in industry conferences such as those organized by the American Production and Inventory Control Specialists (APICS) organization, the National Retail Federation’s Annual Show, Retail Systems, Logicon, AUSA and in numerous pricing and revenue optimization conferences, such as HITEC and PPS (Professional Pricing Society). In addition, we participate in solution demonstration seminars and client conferences hosted by complementary software vendors. We also conduct Manugistics brand awareness and lead-generation programs including advertising, direct mail, public relations, seminars, telemarketing and ongoing client communication programs.

As of February 28, 2005, we had 127 employees engaged in sales and marketing activities.

Alliances:

Our alliance program is based on improving and increasing the value we deliver to our clients and prospects. We ally ourselves with leading companies that provide products or services that complement our solutions.

We work with leading systems integrators and business strategy and management consulting firms that provide a wide range of consulting expertise such as implementation of software solutions, process and change management and strategic business services. We maintain close relationships with major consulting firms worldwide to extend our delivery and solution capability for our clients. We have also developed strategic alliances pursuant to written agreements with consulting and systems integration partners such as Accenture, AT Kearney, Bearing Point, Cap Gemini Ernst & Young, IBM and other leading consulting firms to provide implementation and business process assistance to our clients. We augmented this with several geographic and regional alliances and cooperate with other professional services firms on a client-by-client basis.

We have strategic relationships pursuant to written agreements with the following software and technology providers: AND Group; Ayeca; Business Objects; CAS; Cognos; Global eXchange Services; Kewill (formerly, Shipnow); Marc Global; Proclarity; Tele Atlas North America; TIBCO Software; Vignette; and Workplace plc, with whom we have software license, distribution or strategic relationship agreements; Chrome; KCI Computing; MXI; Softface; and TIP Technologies, with whom we have joint marketing and sales referral agreements; and Hewlett Packard; IBM; Microsoft; and Sun Microsystems, with whom we have various development support and hardware lease agreements.

We have entered into an Independent Software Vendor (“ISV”) Agreement with BEA Systems, an Application Specific Full Use License Agreement with Oracle,a SunOne Software Agreement with Sun Microsystems, and an original equipment manufacturer (“OEM”) software agreement with IBM.

Manugistics has entered into agreements with Ayeca, Chemlogix, Nomis Solutions, and The Rainmaker Group which grant them the right to resell specific Manugistics products. We have also entered into written agreements with various companies located or doing business in Asia, Europe and South America, which grant those companies the right to resell Manugistics products.

In addition, Manugistics maintains agreements with a number of technology providers whose products are embedded and shipped with one or more Manugistics products. These include ActiveState; Actuate; DataDirect Technologies; HCL Technologies; ILOG; IONA Technologies; MapInfo; Microfocus; Numerical Algorithms Group (NAG); Progress Software; Quest Software; Recursion Software; and Rogue Wave Software.

Clients:

Various combinations of our supply chain and demand and revenue management software have been licensed by organizations worldwide in such industries as: retail; consumer goods (including life sciences); Government, Aerospace & Defense; and Travel, Transportation & Hospitality. We include below a sample of companies that have either licensed software products from us or our distributors, or purchased support, consulting, or other services or actively used our software during fiscal 2005. See “Sales and Marketing.”

Retail

Ahold USA, Albertsons, Inc., Canadian Tire Corp, Ltd., Circuit City, CompUSA, DSG Retail Group (Dixon’s), Dollar General, Federated Department Stores, Gordon Food Service, H-E-B Grocery Company LP, IKEA, Kohl’s Department Stores, L.L. Bean, McDonalds Europe, RadioShack Corporation, Target Corporation, The Great Atlantic & Pacific Tea Co., The Limited, Toys “R” Us, Wickes Building Supplies and Winn-Dixie Stores.

Consumer Goods

Airgas, Inc., Avon, BIC, Black & Decker, Campbell Soup Company, Church & Dwight, Coca-Cola Bottling Co., Coty Inc., Deere & Co., Diageo, Georgia-Pacific, Kraft Foods, Inc., McCormick & Company, Inc., Ocean Spray Cranberries, Inc., Perdue Farms Inc., Pepsico, Remy Cointreau, Rohm & Haas, Smith & Nephew Orthopaedics, The Scott’s Company, Tyson Foods Inc.and Unilever.

Government, Aerospace & Defense

Boeing Co., Defense Logistics Agency, Surface Deployment & Distribution Center.

Revenue Management (Travel, Transportation & Hospitality)

Caesars Entertainment, Canadian Pacific Logistics Solutions, Continental Airlines, Delta Air Lines, DHL, Eurostar Railway, Great North Eastern Railway (GNER), Harrah’s Entertainment, Inc., Princess Cruise Lines and TUI UK.

Competition:

The markets for our solutions are very competitive. Other application software vendors offer products that compete directly with some of our products. These include, but are not limited to, such vendors as, Aspen Technology, DemandTec, Global Logistics Technologies, i2 Technologies, JDA Software, Logility, Manhattan Associates, Profit Logic, PROS Revenue Management, Rapt, Retek (acquired by Oracle), Sabre, SAP and Teradata (a division of NCR). Certain enterprise resource planning vendors, in addition to SAP, have acquired or developed demand and supply chain management software, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle, which recently acquired PeopleSoft and Retek, and SSA Global Technologies.

The principal competitive factors in the markets in which we compete include product functionality and quality, domain expertise, integration technologies, product suite integration, breadth of products and related services such as customer support and implementation services. Other factors important to clients and prospects include:

•       customer service and satisfaction;

•       the ability to provide client references;

•       compliance with industry standards and requirements;

•       the ability of the solution to generate business benefits;

•       rapid paybacks and large returns on investment;

•       software availability in foreign languages;

•       vendor financial stability and reputation; and

•       to some extent, price.

We believe that our principal competitive advantages are our comprehensive, integrated solutions, our list of referenceable clients, the ability of our solutions to generate business benefits for clients, our substantial investment in product development, our domain expertise in our markets, our quick implementations, rapid paybacks and large returns on investment for our clients, our client support services and our extensive knowledge of supply chain management and demand and revenue management solutions.

Software License, Support and Implementation Service Agreements and Pricing:

Software revenue consists principally of fees generated from licensing our software products. In consideration of the payment of license fees, we generally grant nonexclusive, nontransferable, perpetual licenses, which are primarily business unit, user-specific and geographically restricted. Software license fee arrangements vary depending upon the type of software product(s) being licensed and the customer’s computer environment. Software license fees are based primarily on which products are licensed, the size and complexity of the customer problem being addressed, the size of the client’s business and the number of users and locations. The amount of software license fees may reach many millions of dollars for initiatives that are large in scope and complexity.

Clients may obtain solution support for an annual fee. Our clients may select from three levels of support that our customers choose from to accommodate their needs: Standard, Premium and Signature. Support fees are calculated on an escalated scale, based on the level of service chosen and the size of the related software license fees. Support fees are generally billed annually and are subject to changes in support list prices. We also provide implementation services, training and hosting of our software applications and other related services, generally on a time and materials basis. This allows our clients to determine the level of support or services appropriate for their needs.

Proprietary Rights and Licenses:

We regard our software as proprietary. We rely on a combination of trade secret, patent, copyright and trademark laws, confidentiality procedures and agreements and provisions to help protect proprietary rights in our software. We distribute our software under software license agreements, which typically grant clients nonexclusive, nontransferable licenses to our software and have perpetual terms unless the term is limited or the license is terminated for breach. Under such typical license agreements, we retain all rights to market our products, which affords limited protection.

Manugistics owns five issued U.S. patents and numerous pending patent applications (including a number of allowed claims) in both the U.S. and in various foreign countries or regions. The latest of these issued U.S. patents will endure until 2019—with the earliest enduring until 2016. Any patent issued may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not challenged, may not be issued with the scope of claims we seek, if at all.

Manugistics also owns a number of active trademark registrations (including those for the mark MANUGISTICS among others) and pending trademark applications in the U.S. and in various foreign countries or regions. Each trademark registration of Manugistics will endure until the respective mark ceases to be used or the corresponding registration is otherwise not renewed. Trademark applications are subject to review by the issuing authority, may be opposed by private parties, and may not issue. Likewise, once issued, trademark registrations remain subject to challenge and/or cancellation.

We also seek to protect the source code of our software as a trade secret and as an unpublished, copyrighted work.

Use of our software is usually restricted to the internal operations of our clients and to designated users. In sales to logistics or service providers, the licensed software is usually restricted to use by the logistics or service provider for the benefit of its clients. Use is subject to terms and conditions that prohibit unauthorized reproduction or transfer of the software.

We also rely, in part, on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license reporting software from Cognos, Inc., application integration software from Business Objects, application integration software from Vignette, Inc. and an application platform suite of software from BEA Systems, Inc., on terms we believe to be commercially reasonable. We also license software for non-key functions from one or more technology vendors that we embed and ship with our software on terms we believe to be commercially reasonable. Typically, these licenses are worldwide, non-exclusive and royalty-based. The license agreements typically have terms of two to five years, and automatically renew for one-year terms unless terminated in accordance with their terms. If we are unable to continue to license certain of this software on commercially reasonable terms, including the reporting software from Cognos and the application platform suite from BEA Systems, we may face delays in releases of certain of our software solutions until equivalent technology can be identified, licensed or developed, and integrated into our current product. These delays, if they occur, may seriously harm our business. The royalties paid under these licenses were, in aggregate, less than 5% of our total revenue in each of our 2005, 2004 and 2003 fiscal years.

Employees:

As of February 28, 2005, we had 695 full-time regular employees and 221 full-time and part-time third-party contractors. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are generally good. All of our employees sign non-compete agreements as a condition of employment.

Available Information:

Our fiscal year ends on February 28 or 29. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission.

You may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

We file our reports with the Securities and Exchange Commission electronically via the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”). The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Securities and Exchange Commission via EDGAR. The address of this Internet site is http://www.sec.gov. We also make available free of charge through our website at www.manugistics.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Code of Ethics:

We have adopted a code of business conduct and ethics for all employees of our Finance department and those with financial oversight responsibility, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, known as the Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is available on our website at www.manugistics.com.

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

Code of Conduct:

We have adopted a code of business conduct and ethics for all directors, officers and employees, known as the Code of Conduct pursuant to applicable NASDAQ listing standards. The Code of Conduct is available on our website at www.manugistics.com.

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

In addition, we lease office space for our 23 sales, service and product development offices located in North America, South America, Europe and Asia/Pacific, pursuant to leases that expire between calendar 2005 and calendar 2018. We believe that our current facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate any future expansion of our operations. We continue to market office space that has been abandoned in conjunction with exit and disposal plans implemented by the Company. Please refer to Note 8 and Note 15 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding our lease obligations and exit and disposal plans.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 4A.                EXECUTIVE OFFICERS OF THE REGISTRANT.

The name, age and position held by each of the executive officers of Manugistics Group, Inc. and Manugistics, Inc., its principal operating subsidiary, are as follows:

Name	Age	Position
Joseph L. Cowan	56	Director and Chief Executive Officer
Raghavan Rajaji	58	Executive Vice President and Chief Financial Officer
Lori Mitchell-Keller	38	Senior Vice President of Global Marketing & Solution Management
Jeffrey L. Kissling	50	Senior Vice President and Chief Technology Officer
Ronald P. Kubera	40	Senior Vice President of Consumer Goods
Timothy T. Smith	41	Senior Vice President, General Counsel and Secretary
Edward R. Daihl	51	Group Vice President, Revenue Management
Kelly Davis-Stoudt	34	Vice President, Controller and Chief Accounting Officer

Mr. Cowan has served as Chief Executive Officer since July 2004 and a member of our Board of Directors since August 2004. From November 2002 to December 2003, Mr. Cowan served as President and Chief Executive Officer of EXE Technologies, Inc., a provider of supply chain management and work management software and services. From April 2001 to November 2002, he served as President and Chief Executive Officer of Invensys Automation & Information Systems, a business unit of Invensys plc and provider of enterprise resource planning and supply chain management software. From July 2000 to April 2001, Mr. Cowan served as President and Chief Executive Officer, and from April 1998 to July 2000, as Senior Vice President, Sales and Marketing, of Wonderware, a business unit of Invensys plc and provider of industrial automation software. From 1997 to April 1998, he served as Senior Vice President, Sales and Marketing of Wonderware, a provider of industrial automation software.

Mr. Rajaji has served as Executive Vice President and Chief Financial Officer since December 1999.

Ms. Mitchell-Keller has served as Senior Vice President of Global Marketing & Solution Management since March 2005. From February 2004 to March 2005, Ms. Mitchell-Keller served as Senior Vice President, Product Development & Strategy. From July 2001 to February 2004, Ms. Mitchell-Keller served as Senior Vice President, Market Strategy. From March 2001 to July 2001, she served as Senior Vice President of Product and Solutions Marketing and from January 1999 to March 2001, as Vice President of Product Marketing.

Mr. Kissling has served as Senior Vice President and Chief Technology Officer since September 2004. From June 2001 to March 2002, Mr. Kissling served as Chief Technology Officer of Baan Company, a provider of enterprise resource planning systems and a provider of software and consulting services. From June 1999 to June 2001, he served as the Chief Technology Officer of Invensys Manufacturing and Process Systems, a business unit of Invensys plc and provider of enterprise industrial automation systems.

Mr. Kubera has served as Senior Vice President of Consumer Goods since March 2005. From November 2004 to March 2005, Mr. Kubera served as Senior Vice President of Global Services and Support. From September 2002 to November 2004, he served as Senior Vice President, Northern European Operations, from March 2001 to September 2002, as Senior Vice President, Global Services, and from March 1999 to March 2001, as Vice President, Consulting Services.

Mr. Smith has served as Senior Vice President, General Counsel and Secretary from January 2000 through February 2002 and since July 2002. From June 1998 to December 1999, he served as Vice President and General Counsel for Land Rover North America, Inc., an automobile importer and distributor.

Mr. Daihl has served as Group Vice President of Revenue Management since September 2004. From August 2003 to September 2004, Mr. Daihl served as President of Dexec Consulting, a provider of management advisory services to the high tech industry. From July 2000 to August 2003, he served as President of the CAPS Logistics, a wholly-owned subsidiary of Baan Company, a provider of enterprise resource planning systems and a provider of software and consulting services, and from July 1999 to July 2000 as the Vice President, Consulting, of Baan Company.

Ms. Davis-Stoudt has served as Vice President, Controller and Chief Accounting Officer since May 2004. From April 1999 to May 2004, Ms. Davis-Stoudt served as Assistant Controller.

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

Fiscal 2005	High	Low
First Quarter	$7.34	$4.25
(ended May 31, 2004)
Second Quarter	$4.20	$2.21
(ended August 31, 2004)
Third Quarter	$2.88	$2.20
(ended November 30, 2004)
Fourth Quarter	$3.07	$1.80
(ended February 28, 2005)

Fiscal 2004	High	Low
First Quarter	$4.95	$2.25
(ended May 31, 2003)
Second Quarter	$6.50	$3.89
(ended August 31, 2003)
Third Quarter	$8.15	$4.44
(ended November 30, 2003)
Fourth Quarter	$9.10	$5.60
(ended February 29, 2004)

As of April 30, 2005, there were approximately 410 stockholders of record of our common stock, according to information provided by our transfer agent.

We have never declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. It is our present intention to retain any future earnings to provide funds for the operation, and expansion of our business and to retire debt. In addition, we have a two-year unsecured revolving credit facility with Silicon Valley Bank (“SVB”) that is scheduled to expire on March 29, 2007. We intend to renew this credit facility before it expires. During the term of the credit facility, we are subject to a covenant not to declare or pay cash dividends to holders of our common stock under certain conditions. Future payment of cash dividends, if any, will be at the discretion of the Board and will depend upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to the covenants contained in any outstanding credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table provides information regarding our current equity compensation plans as of February 28, 2005. Share amounts are in thousands.

Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of securities to	Weighted-average	for future issuance
	be issued upon exercise	exercise price of	under equity
Plan Category	of outstanding options	outstanding options	compensation plans
Equity compensation plans approved by security holders	13,891	$5.29	1,799
Equity compensation plans not approved by security holders	5,513	7.21	—
Total	19,404	$5.84	1,799

Additional information regarding our equity compensation plans can be found in Note 9 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

In fiscal 2004, the Company issued 9,725,750 shares of its common stock in exchange for $74.5 million of 5% Convertible Subordinated Notes due in 2007 (the “Notes”) in privately negotiated transactions with note holders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933.

Item 6.                        SELECTED FINANCIAL DATA.

Our selected consolidated financial data for each of the five fiscal years in the period ended February 28, 2005 and each of our last eight fiscal quarters is set forth below. This data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected financial data for each of the years in the three-year period ended February 28, 2005, and as of February 28, 2005 and February 29, 2004, are derived from the Consolidated Financial Statements that have been included in this Annual Report on Form 10-K. The selected financial data as of February 28, 2003, 2002 and 2001, the years ended February 28, 2002 and 2001, and in each of our last eight fiscal quarters are derived from the Consolidated Financial Statements that have not been included in this Annual Report on Form 10-K.

	Fiscal year ended February 28 or 29,
	2005	2004	2003	2002	2001
	(in thousands, except per share and number of employees data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Software	$36,203	$73,766	$74,899	$129,772	$139,316
Support	84,050	86,593	84,075	73,852	55,315
Services	64,933	73,254	102,144	106,522	73,333
Reimbursed expenses	7,920	9,432	11,268	9,741	8,199
Total revenue	193,106	243,045	272,386	319,887	276,163
Operating expenses:
Cost of revenue:
Cost of software	14,213	15,851	19,127	21,144	19,146
Amortization of acquired technology	13,207	14,210	13,623	9,168	1,122
Cost of support and services	73,694	80,306	98,055	92,083	59,149
Cost of reimbursed expenses	7,920	9,432	11,268	9,741	8,199
Sales and marketing	52,662	66,061	95,627	120,437	115,610
Product development	32,404	36,233	63,055	70,477	40,830
General and administrative	22,110	25,060	27,885	28,522	22,925
Amortization of intangibles	6,648	4,674	3,866	86,279	15,082
Goodwill impairment charge	—	—	96,349	—	—
Purchased research and development	—	—	3,800	—	9,724
Exit and disposal activities	17,312	18,627	19,184	6,612	—
Non-cash stock option compensation expense (benefit)	168	1,799	3,426	(3,111)	12,801
IRI settlement	—	—	—	3,115	—
Total operating expenses	240,338	272,253	455,265	444,467	304,588
Loss from operations	(47,232)	(29,208)	(182,879)	(124,580)	(28,425)
Debt conversion expense	—	(59,823)	—	—	—
Other (expense) income, net	(7,314)	(13,455)	(7,942)	(14,638)	2,899
Loss before income taxes	(54,546)	(102,486)	(190,821)	(139,218)	(25,526)
Provision for (benefit from) income taxes	725	1,314	21,418	(24,060)	2,552
Net loss	$(55,271)	$(103,800)	$(212,239)	$(115,158)	$(28,078)
Basic and diluted loss per share	$(0.67)	$(1.43)	$(3.04)	$(1.69)	$(0.48)
BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and marketable securities	$129,978	$146,300	$137,735	$233,060	$300,308
Working capital	105,533	128,090	122,791	237,751	301,468
Long-term investments	5,911	8,999	—	—	—
Goodwill	185,658	185,501	187,438	269,998	335,651
Acquired technology and customer relationships, net of accumulated amortization	23,151	43,007	61,889	54,206	45,385
Total assets	440,280	498,081	529,373	722,640	847,261
Convertible debt	175,500	175,500	250,000	250,000	250,000
Total stockholders’ equity	164,746	216,860	172,082	372,807	470,321
Cash flows from operating activities	(5,505)	6,825	(30,675)	(15,899)	15,514
Employees (period end)	695	897	1,133	1,384	1,451

Fiscal 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Revenue
Software	$10,368	$11,111	$6,664	$8,060
Support	21,421	21,296	20,666	20,667
Services	17,558	16,374	16,159	14,842
Reimbursed expenses	2,236	2,481	1,556	1,647
Total revenue	51,583	51,262	45,045	45,216
Cost of software	3,914	3,422	3,525	3,352
Cost of support and services	18,190	19,040	18,391	18,073
Cost of reimbursed expenses	2,236	2,481	1,556	1,647
Sales and marketing	15,240	15,225	11,387	10,810
Product development	8,328	8,566	8,257	7,253
General and administrative	6,014	6,006	5,250	4,840
Exit and disposal activities, and acquisition-related expenses(1)	2,811	11,478	8,139	14,907
Operating loss	(5,150)	(14,956)	(11,460)	(15,666)
Net loss	(7,733)	(17,114)	(13,268)	(17,156)
Basic and diluted loss per share	$(0.09)	$(0.21)	$(0.16)	$(0.21)

Fiscal 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Revenue
Software	$19,909	$17,802	$17,079	$18,976
Support	21,469	21,085	22,195	21,844
Services	21,503	18,414	18,332	15,005
Reimbursed expenses	2,760	2,406	2,291	1,975
Total revenue	65,641	59,707	59,897	57,800
Cost of software	4,416	4,449	3,695	3,291
Cost of support and services	23,512	20,940	18,450	17,404
Cost of reimbursed expenses	2,760	2,406	2,291	1,975
Sales and marketing	16,849	16,034	16,326	16,852
Product development	11,293	8,811	8,049	8,080
General and administrative	6,349	5,897	5,912	6,902
Exit and disposal activities, and acquisition-related expenses(1)	15,438	5,382	5,011	13,479
Operating (loss) income	(14,976)	(4,212)	163	(10,183)
Net loss	(18,471)	(7,959)	(19,847)	(57,523)
Basic and diluted loss per share	$(0.26)	$(0.11)	$(0.27)	$(0.74)

(1)          Exit and disposal activities and acquisition-related expenses includes amortization of intangibles and acquired technology, non-cash stock option compensation expense and exit and disposal activities.

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

Executive Summary

Our Consolidated Financial Statements are included in Item 15 of this Annual Report on Form 10-K. The following discussion is provided to allow the reader to have a better understanding of our operating results for the year ended February 28, 2005, including (i) a brief discussion of our business and products, (ii) the business environment and factors that affected our financial performance, (iii) our focus on future improvements in our financial performance and (iv) a summary of our fiscal 2005 operating results and financial metrics. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations included in this Item 7, section titled, “Factors that May Affect Future Results” and our Consolidated Financial Statements, which are included in Item 15 of this Annual Report on Form 10-K.

Overview—Business and Products

We are a leading global provider of supply chain management and demand and revenue management software products and services. We combine these products and services to deliver solutions that address specific business needs of our clients.

Our solutions enable our clients to reduce operating costs, improve customer service and increase their top-line revenue by allowing them to plan, optimize and synchronize their entire demand and supply chain and to improve their revenue management practices. These benefits create efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our software solutions provide the further benefit of simultaneously optimizing cost and revenue on an enterprise-wide basis by integrating pricing, forecasting, operational planning and execution, enhancing margins across the client’s enterprise and extended trading network. In addition, our software solutions help our clients derive more benefits from their existing IT investments with other software vendors, such as legacy ERP and other transaction-based systems, and help ensure the security and integrity of their global supply chains.

Our approach to client delivery is to advise our clients how to best use our solutions and other technologies across their entire demand and supply chain to integrate pricing, forecasting, operational planning and execution in a manner that will allow them to enhance margins across their entire enterprise and extended trading network and to improve their revenue management practices. We deliver our solutions using commercially available products and will provide additional functionality addressed through product extensions for industry-specific capabilities. Certain of our clients and prospects are also asking for unique capabilities on top of our core capabilities to give them a competitive edge in the market place which we may provide on a case by case basis. In these instances, this could lead to an increase in software license revenue being recognized on a contract accounting basis over the course of the delivery of the solution rather than upon delivery and contract execution. We are also entering new markets such as China, which require that software license revenue be recognized over the period that services and support are performed. We are primarily focused on the Consumer Goods, Retail, and Government, Aerospace & Defense markets. We are also focused on providing revenue management solutions for the Travel, Transportation & Hospitality markets.

Business Environment and Factors That Affected our Fiscal Year Ended February 28, 2005 Results

Our operating results for the past three fiscal years were affected by several broad-based factors including global macro-economic conditions and cautious capital spending by corporations, especially for information technology such as enterprise application software. We believe changing conditions over the last three fiscal years caused changes in the behavior patterns in our markets as our clients and prospects intensified their efforts to reduce costs. Many shifted their focus from longer-term strategic initiatives to short-term tactical initiatives with more rapid paybacks. We also believe that our clients and prospects are focused on realizing benefits from earlier investments in information technology. In addition, we believe that some of our clients and prospects are still deferring capital spending on enterprise application software in part as a result of the challenges they have faced in complying with the requirements of the Sarbanes-Oxley Act of 2002 and other related regulatory requirements. We believe that our financial results in the fiscal year ended February 28, 2005 were also affected by the magnitude of changes in our workforce, including our executive management and sales organization, difficulties in execution, a market focus that was too broad for existing market conditions and a strong competitive environment. As a result, over the past three fiscal years we have faced challenges in our ability to stabilize revenue and improve our operating performance.

In addition to the trends in our operating environment, we also recognize that our performance did not meet our expectations. As previously announced, during our second quarter of fiscal 2005 we developed and began executing plans to improve our overall financial performance, which we discuss in more detail below.

Focus on Future Improvements in Our Financial Performance

In response to our recent financial performance, we continue to make focused changes within our business to reduce cost and improve our financial performance. These changes include, among others, the continued development of a more focused product and market strategy and strategic restructuring of the organization, and efforts to reduce our operating expenses to a level that may allow us to become profitable. During fiscal 2005 and March 2005, we hired a new Chief Executive Officer, a Chief Technology Officer and a Vice President of Mid-Markets, consolidated our senior management team, eliminating several positions including that of President, and organized into business units to address the Consumer Goods, Retail, Government, Aerospace & Defense and Revenue Management markets. In two European countries where we do not presently have a critical mass of resources, we eliminated certain offices, which are now being serviced from other locations in the region. We also intend to provide more focused sales and marketing efforts to small and medium-sized business in Europe and the Asia-Pacific region through third-party marketing and reseller agreements.

As part of these initiatives, in our second quarter of fiscal 2005, we approved and began to implement exit and disposal plans. As of February 28, 2005, we had achieved quarterly cost savings of approximately $4.0 million, compared to the first quarter of fiscal 2005, as a result of these initiatives. These exit and disposal plans included the abandonment of certain office space and related asset write-offs and the involuntary termination of employees. We recorded exit and disposal charges of $17.3 million in the twelve months ended February 28, 2005 related to these cost-cutting initiatives, including $11.3 million in lease abandonment and related asset write-offs and $6.0 million in severance and other benefits related to headcount reductions. We have completed most of the planned initiatives approved in our second quarter exit and disposal plans and will complete the remainder of the initiatives in fiscal 2006.

During the fourth quarter of fiscal 2005, we commenced operations at our new product development center in Hyderabad, India. We intend to move a substantial portion of our product development capabilities to our new facility over the course of the next year while keeping our core product development capabilities at our headquarters in Rockville, Maryland. We believe this will allow us to both increase our product development resources and to lower our product development costs.

If market conditions for our products and services do not improve, we may need to make further adjustments to our cost structure to improve performance.

Summary of Fiscal 2005 Operating Results and Financial Metrics

As we entered fiscal 2005, difficult market conditions continued. Certain industries have been more or less likely to invest in enterprise application software depending on the condition of their business and industry. Our customers generally licensed fewer software modules in fiscal 2005 than in past years. We have not lost any major customers in recent quarters that had a negative material impact on revenue.

Our cost containment and cost reduction measures enacted in fiscal 2004 and fiscal 2005 have lessened the adverse impact on our financial performance of our declining revenue. During fiscal 2005, our employee workforce decreased from 897 employees to 695 employees, or 22.5%, while total revenue declined 20.5% compared to the same period.

Key Financial Metrics—Fiscal 2005

Our fiscal 2005 results and key financial metrics were negatively affected by decreased revenue, however, we have made progress in decreasing our operating costs, particularly in the second half of fiscal 2005. The following is a summary of our performance relative to certain key financial metrics during fiscal 2005 compared to fiscal 2004, as well as a summary of our quarterly performance in fiscal 2005.

	Year Ended February 28 or 29,		Year Ended February 28, 2005
	2004	2005	Q1	Q2	Q3	Q4
	(in thousands, except number of employees and DSO)
Revenue:
Software	$73,766	$36,203	$10,368	$11,111	$6,664	$8,060
Support	86,593	84,050	21,421	21,296	20,666	20,667
Services & reimbursed expenses	82,686	72,853	19,794	18,855	17,715	16,489
Total revenue	243,045	193,106	51,583	51,262	45,045	45,216
Operating expenses and employee headcount:
Exit and disposal activities and acquisition-related expenses(1)	39,310	37,335	2,811	11,478	8,139	14,907
All other operating expenses(2)	232,943	203,003	53,922	54,740	48,366	45,975
Total operating expenses	272,253	240,338	56,733	66,218	56,505	60,882
Total employees (period end)	897	695	865	815	733	695
Total average employees	991	800	880	845	766	714
Total revenue per average employee	$245	$241	$59	$61	$59	$63
Financial condition, liquidity and capital structure
Cash, cash equivalents, marketable securities and long-term investments	$155,299	$135,889	$148,737	$137,911	$132,170	$135,889
Days sales outstanding (DSO)	84	86	81	75	75	91
Convertible debt	175,500	175,500	175,500	175,500	175,500	175,500
Total stockholders’ equity	216,860	164,746	209,030	192,094	181,185	164,746
Common shares outstanding (period end)	81,973	83,869	82,072	82,304	83,542	83,869
Cash flows from operating activities	6,825	(5,505)	(1,014)	(6,758)	(5,598)	7,865

(1)          Includes exit and disposal activities plus acquisition related expenses such as amortization of acquired technology and intangibles and non-cash stock option compensation expense.

(2)          Includes cost of software, cost of support and services, cost of reimbursed expenses, sales and marketing, product development and general and administrative costs.

The following is a brief discussion of the above financial metrics and analysis of the reasons for the changes between fiscal 2004 and fiscal 2005 and recent trends.

Software revenue

Our software revenue decreased during fiscal 2005 by 50.9% to $36.2 million. The following table highlights some of the significant trends impacting our software revenue:

		Average	Software
	Significant	Selling Price	Transactions
	Software	(“ASP”)	$1.0 Million
Quarter Ended	Transactions(1)	(in 000s)	or Greater
May 31, 2003	14	$1,279	5
August 31, 2003	27	556	6
November 30, 2003	31	513	4
February 29, 2004	27	654	3
May 31, 2004	13	695	1
August 31, 2004	18	533	3
November 30, 2004	11	491	1
February 28, 2005	12	559	2
Fiscal 2004—Total	99	672	18
Fiscal 2005—Total	54	570	7

(1)          Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

Software revenue by industry for fiscal 2005, fiscal 2004 and fiscal 2003 is as follows (in thousands):

	Fiscal year ended February 28 or 29,
	2005	2004	2003
Government, Aerospace & Defense	$2,789	$22,629	$10,681
Consumer Goods	15,161	29,273	51,167
Revenue Management	2,453	477	1,359
Retail	12,227	10,938	5,907
Other	3,573	10,449	5,785
	$36,203	$73,766	$74,899

The previous tables indicate the following trends affecting our software revenue over the past two fiscal years:

•       The number of significant software transactions consummated during each of the quarters and in all of fiscal 2005 was significantly fewer than the number of significant software transactions consummated during each of the same periods in fiscal 2004.

•       The average selling price (“ASP”) of software has been relatively stable during the past seven quarters. ASP has ranged from $491,000 to $695,000 during this period. The ASP for the quarter ended May 31, 2003 was significantly higher than the past seven quarters as it included software revenue from installments under a large multi-year government contract.

•       Software revenue declined for all industries with the exception of an increase in the Retail and Revenue Management industries during fiscal 2005 compared to fiscal 2004. We believe the increase in our revenue from the Retail industry in the past two fiscal years is partially a result of the efforts by retailers to compete more effectively with Wal-Mart through increased investments in information technology. In addition, Retailers have benefited from increased consumer spending which has enabled them to increase their investments in information technology. The increase in revenue in the Revenue Management industry (other than airlines) reflects a recovery in travel, transportation and hospitality, following a few years of decreased spending in these areas following the September 11, 2001 terrorist attack.

•       Software revenue in the Government, Aerospace & Defense industry decreased significantly in fiscal 2005 compared to fiscal 2004, after having increased significantly in fiscal 2004. We believe the decline in our Government, Aerospace & Defense software revenue resulted from the Federal Government shifting monies (especially within the Department of Defense) to the war on terror. The increase in software revenue in fiscal 2004 compared to fiscal 2003 resulted from (i) continued spending by the United States Department of Defense on business modernization initiatives, including procuring and installing commercial off-the-shelf software, such as supply chain management software, to replace legacy applications and processes and (ii) increased sales to aerospace and defense customers acquired in the acquisition of WDS assets in April 2002.

•       Software revenue in the Consumer Goods industry decreased in fiscal 2005 compared to the fiscal 2004. We believe that the decrease in consumer goods spending is due to lack of capital spending by these customers who are now largely focused on realizing benefits from earlier investments in information technology rather than investing in new capabilities. In addition, we believe that some consumer goods prospects have delayed purchasing decisions due to budget constraints and challenges in complying with the requirements of the Sarbanes-Oxley Act of 2002 and other regulatory requirements.

Support revenue

Our support revenue was $84.1 million in fiscal 2005 compared to $86.6 million in fiscal 2004. Our percentage of annual support renewals by our clients remains high; however, decreases in support revenue from non-renewals was not fully offset by increases in support revenue from new software sales during fiscal 2005.

Services and reimbursed expense revenue

Our services and reimbursed expense revenue decreased 11.9% in fiscal 2005 to $72.9 million. Services revenue tends to track software revenue in prior periods. As such, we primarily attribute the decrease in services revenue to the decrease in the number of completed software license transactions in fiscal 2005. Additionally, we experienced competitive rate pressures on consulting engagements and a decrease in the number of consulting employees who generate services revenue, from both voluntary and involuntary terminations in fiscal 2005. We have also experienced a decrease in services margin during the past two fiscal years, primarily due to lower volume and lower margins on fixed fee arrangements and services performed on non-revenue generating activities.

Total revenue per average employee

Our total revenue per average employee decreased by 1.6% to $241,000 for fiscal 2005 (calculated as total revenue for the year divided by average employees for the year). This decrease was due to lower software and services revenue in fiscal 2005 partially offset by a 22.5% decrease in total employee headcount in fiscal 2005.

Total operating expenses

Our total operating expenses declined by 11.7% during fiscal 2005 to $240.3 million. Exit and disposal activities and acquisition-related expenses declined 5.0% during fiscal 2005 to $37.3 million. This decrease was the result of lower exit and disposal charges in fiscal 2005 as compared to fiscal 2004 as well as the completed amortization of non-cash stock option compensation expense in the second quarter of fiscal 2005 related to the unvested portion of stock options assumed with the acquisition of Talus. All other operating expenses declined 12.9% during fiscal 2005 to $203.0 million. This decrease was primarily the result of a 19.3% decrease in average employee headcount and reduced office space costs as a result of exit and disposal plans executed during fiscal 2005 and fiscal 2004. In addition, we had lower outside contractor costs in both the product development and consulting services areas, partially offset by higher bad debt expense (See “Critical Accounting Policies-Allowance for Doubtful Accounts”).

Financial condition, liquidity and capital structure

During fiscal 2005, we experienced declines in our financial condition, liquidity and capital structure, including the following:

•       Cash, cash equivalents, marketable securities and long-term investments decreased by $19.4 million to $135.9 million primarily as a result of negative cash flows from operations of approximately $5.5 million and a decrease in cash flows provided by financing activities of approximately $7.2 million from the prior year.

•       The convertible debt to equity ratio increased from 0.8:1 at February 29, 2004 to 1.1:1 at February 28, 2005 primarily as a result of reported net losses in fiscal 2005.

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

We have identified the accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These critical accounting policies relate to revenue recognition and deferred revenue, allowance for doubtful accounts, capitalized software development costs, valuation of long-lived assets, including intangible assets and impairment review of goodwill, income taxes, exit and disposal related expenses and stock option-based compensation plans. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of our accounting policies.

Revenue Recognition and Deferred Revenue

Our revenue consists of (i) fees from licenses of our software; (ii) fees from technical support and product updates; (iii) fees from professional services, including implementation, training and hosting and (iv) reimbursed expenses. While the basis for software license revenue recognition is substantially governed by the requirements of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9”),” as well as Technical Practice Aids issued from time to time by the American Institute of Certified

Public Accountants, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), we exercise judgment and use estimates in connection with the determination of the amount of software license, support and professional services revenue to be recognized each accounting period.

Software license revenue is generally recognized using the residual method described below when:

•       Persuasive evidence of an arrangement exists:   We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement.

•       Delivery has occurred or services have been rendered:   Delivery occurs when media containing the licensed program is provided to a common carrier, typically FOB shipping point or, in the case of electronic delivery, the customer is given access to the licensed programs.

•       Fixed or determinable fee:   We consider the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within twelve months of the agreement date, based upon our successful collection history on such arrangements. If the arrangement fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

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

If a software license contains customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for software licenses are due within twelve months of the agreement date. When software license agreements call for payment terms of twelve months or more from the agreement date, software revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Under the residual method, we defer revenue for the fair value of any undelivered elements based on vendor specific objective evidence (“VSOE”) of fair value, and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 and SAB 104 have been met.

Our customer arrangements typically contain multiple elements that may include software, options for future purchases of software products not previously licensed to the customer, support, consulting, training, hosting and reimbursed expenses. Fees are allocated to the various elements of software license agreements using the residual method, based on VSOE. Each software license arrangement requires careful review to identify each individual element and to determine the proper amount of software revenue to be allocated among the various elements based on VSOE. Under the residual method, if an arrangement contains one or more undelivered elements, the VSOE of the undelivered elements are deferred and the revenue is recognized once the elements are delivered. If VSOE for one or more of the undelivered elements in an arrangement does not exist, we recognize the entire arrangement fee over the period the undelivered elements are delivered.

In addition to evaluating the VSOE of fair value of each element of an arrangement, we also consider whether such elements can be separated into separate units of accounting in accordance with SOP 97-2. When making this determination, we consider the nature of services provided when purchased with a software license (i.e., consideration of whether services are essential to the functionality of software products licensed), degree of risk, availability of services from other vendors and timing of payments, among other things. When we provide services deemed to be essential to the functionality of the software products licensed or the licensed software requires significant production, modification or customization, we recognize revenue on a percentage-of-completion basis in accordance with SOP 81-1, “Accounting for

Performance of Construction Type and Certain Production Type Contracts.” In these cases, software revenue is recognized based on labor hours or costs incurred to date compared to total estimated labor hours or costs for the contract.

Implementation services are separately priced and sold, are generally available from a number of suppliers and typically are not essential to the functionality of our software products. Implementation services, which include project management, systems planning, design and implementation, customer configurations and training are billed on an hourly basis (time and materials) or under fixed price contracts. Implementation services are recognized as the work is performed. On fixed price contracts, services revenue is recognized using the percentage-of-completion method of accounting by relating labor hours or costs incurred to date to total estimated labor hours or costs. In the event services are billed in advance of work being performed, the billed amount is initially recorded as deferred services revenue and recognized as services revenue when the work is performed. When total cost estimates exceed revenue, we accrue for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. VSOE of fair value for implementation services is based upon separate sales of services at stated hourly rates.

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

Support revenue includes post-contract customer support and the rights to unspecified software upgrades and enhancements. Support services are separately priced and stated in our arrangements. Customer support is generally billed annually, initially recorded as deferred revenue and recognized as support revenue ratably over the support period. VSOE of fair value for support services is typically provided by renewal rates.

Allowance for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the allowance for doubtful accounts, management considers, among other factors, (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (e.g., license, consulting, maintenance, etc.); (iv) our historical provision for doubtful accounts, which has ranged between approximately 0.1% and 2.1% of total revenue over the three years ending February 28, 2005; (v) our historical write-offs and recoveries; (vi) the credit worthiness of each customer; (vii) the economic conditions of the customer’s industry; and (viii) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer.

If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. Based on our total revenue reported for fiscal 2005, our provision for doubtful accounts would change by approximately $1.9 million annually for a 1% change in proportion to total revenue. The provision for doubtful accounts is included in sales and marketing expense (for software license receivables) and cost of services and support (for services and support fees receivable), in the Consolidated Statement of Operations.

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

In future periods, if we determine that technological feasibility occurs at a later date, such as coincident with general product release to clients, we may not capitalize any software development costs. This would increase our reported operating expenses in the short term by the amounts we do not capitalize. The amounts of software development costs that we have capitalized have ranged between $9.6 million and $10.5 million per year during our last three fiscal years. The estimated economic life of our capitalized software development costs is subject to change in future periods based on our experience with the length of time our products or enhancements are being or are expected to be used. The amortization of software development costs have ranged between $9.0 million and $11.6 million per year during our last three fiscal years. A change in the expected economic life of our capitalized software development costs of six months would change our annual operating expenses by approximately $(1.9) million if we increased the expected economic life by six months and by $3.2 million if we decreased the expected economic life by six months.

Valuation and Impairment Review of Long-Lived Assets

We account for our purchases of acquired companies in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and account for the related acquired intangible assets in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as “acquired technology,” are amortized to expense over time, while in-process research and development, if any, is recorded as an expense at the acquisition date.

The majority of the entities acquired by us do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. As required by SFAS 142, in lieu of amortizing goodwill, we test goodwill for impairment periodically and record any necessary impairment in accordance with SFAS 142. We are amortizing our intangible assets as follows: (i) acquired technology-related intangible assets are currently being amortized over their estimated useful life using the straight-line method and (ii) customer relationship-related intangible assets are currently being amortized over their estimated useful life based on the greater of the straight-line method or the estimated customer attrition rates.

We evaluate all of our long-lived assets (primarily property and equipment and intangible assets other than goodwill) for impairment in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. In accordance with SFAS 144, when a long-lived asset or intangible asset is abandoned, the carrying value is charged to expense in the period of abandonment.

During fiscal 2005, 2004 and 2003, we recorded impairment charges of $2.7 million, $4.2 million and $2.5 million, respectively, associated with certain furniture, fixtures and leasehold improvements that we abandoned in connection with exit and disposal plans. These assets were located in facilities that we ceased to use. Based on our evaluation of these assets we determined that the assets were not marketable for resale and oftentimes could not be removed from the premises (e.g., the asset consisted of a dividing wall or other permanent fixture). In fiscal 2003, $1.2 million of the aforementioned $2.5 million was related to the discontinued use of certain internal software used by our sales force that was replaced with another tool.

As of February 28, 2005 and February 29, 2004, our net book value of long-lived assets, consisted of the following (in thousands):

	2005	2004
Property and equipment	$15,795	$21,632
Software development costs	14,390	14,224
Software developed for internal use	1,951	2,966
Goodwill	185,658	185,501
Acquired technology	13,816	27,023
Customer relationships	9,335	15,984
Other	6,897	7,953
Total	$247,842	$275,283

While we do not currently believe any of our long-lived assets are impaired, and we do not anticipate an impairment in the near term, if a change in circumstances were to occur requiring an assessment of impairment, we would be required to evaluate whether the future cash flows related to the asset will be greater than its carrying value at the time of the impairment test. While our cash flow assumptions are consistent with the plans and estimates we are using to manage our operations, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives. If such an evaluation resulted in an impairment of any of our long-lived assets, such impairment would be recorded in the period we make the impairment determination.

We test goodwill for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce our implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) below our carrying value. Please see “Factors That May Affect Future Results—Risks Related to Our Business.” During the six months ended August 31, 2004, the Company experienced adverse changes in its stock price resulting from its poor financial performance. As a result, we performed a test for goodwill impairment at August 31, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2004 there was no impairment of goodwill. We performed goodwill impairment reviews on February 28, 2005 and February 29, 2004, our annual dates for goodwill impairment review, and determined that the implied fair value of the Company exceeded the carrying value. Accordingly, no goodwill impairment charge was recorded during fiscal 2005 or fiscal 2004.

We performed goodwill impairment reviews during our second and third quarters of fiscal 2003 due to a decrease in market capitalization, and no impairment losses were recognized. We performed a test for goodwill impairment as of February 28, 2003, our annual date for goodwill impairment review, and determined that our implied fair value was less than stockholders’ equity, including goodwill, an indication that goodwill may be impaired. Therefore, we performed the second step of the goodwill impairment test. As a result, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to the estimated fair value as of that date. The goodwill impairment loss was determined by calculating the difference between: a) our implied fair value as of February 28, 2003 less the fair value of our net assets and b) the carrying value of goodwill. The fair value of the identifiable intangible assets of the Company were determined by an independent valuation. Our implied fair value was estimated based on the closing quoted market price of our common stock on February 28, 2003 multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if we were 100% owned by a single stockholder. The implied control premium used for purposes of measuring the implied fair value of the Company was determined by review of the premiums paid by other companies in past public technology and software acquisitions.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded. Based on various factors, including our cumulative losses for the three year period ended February 28, 2003, the fiscal year 2003 loss, and estimates of future profitability, management recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the fiscal year ended February 28, 2003. Management performed a similar analysis as of February 28, 2005, and concluded that future taxable income will, more likely than not, be insufficient to recover our net deferred tax assets as of February 28, 2005. Therefore, we have maintained a valuation allowance for the full amount of our net deferred tax assets. Management will continue to monitor its estimates of future profitability and the likelihood of realizing our net deferred tax assets based on evolving business conditions.

Also, as part of the process of preparing our consolidated financial statements, we are required to estimate our full-year income on a quarterly basis and the related income tax expense, including the impact, if any, of additional taxes resulting from tax examinations, in each jurisdiction in which we operate. Additionally, we make judgments regarding the recoverability of deferred tax assets for each jurisdiction. Tax liabilities can involve complex issues and may require an extended period to resolve. Changes in the geographical mix or estimated level of annual pretax income can impact our overall income tax expense. This process involves estimating our current tax liabilities in each jurisdiction in which we operate.

Exit and Disposal Activities

During fiscal 2003, 2004 and 2005 we initiated and completed a series of exit and disposal plans (the “Exit Plans”). We have accounted for the Exit Plans in accordance with SEC Staff Accounting Bulletin No. 100 “Restructuring and Impairment Charges” and other applicable accounting standards as discussed below.

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 superseded EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Associated with a Restructuring)” (“EITF 94-3”) and EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). We adopted SFAS 146 effective January 1, 2003; therefore, exit and disposal charges subsequent to December 31, 2002 were accounted for in accordance with SFAS 146. The adoption of SFAS 146 did not impact our exit and disposal obligations recognized prior to January 1, 2003, as these obligations must continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

The expenses incurred in connection with the Exit Plans are composed primarily of (i) severance and associated employee termination costs related to the reduction of our workforce, (ii) lease termination costs and/or costs associated with ceasing to use certain facilities and (iii) impairment costs related to certain long-lived assets abandoned.

SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be measured at fair value and recorded when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. For those employees with pre-existing employment contracts which specified benefits upon termination, we accounted for severance and related benefits in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) as the amounts were both probable and estimable.

We accounted for costs related to the assets abandoned in connection with the Exit Plans in accordance with SFAS 144 and, accordingly, charged to expense the net carrying value of the long-lived assets when we abandoned the assets, primarily leasehold improvements and furniture and fixtures. Please refer to “Valuation and Impairment Review of Long-Lived Assets” described above for a further discussion of our accounting policy and related accounting estimates involved related to assessing whether an asset is impaired.

Inherent in the estimation of the costs related to the Exit Plans are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the Exit Plans, we were required to make significant estimates related to the expenses associated with our excess facilities. For example, in determining the charge for excess facilities, we were required to estimate future sublease income (including both timing and amount of the potential sublease income), future net operating expenses of the facilities (e.g., maintenance, utilities, property management fees, etc.), and potential brokerage commissions, among other expenses. We based our estimates of sublease income, operating costs and brokerage commissions, in part, on the opinions of third-party real estate advisors, current market conditions and rental rates, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors. These estimates, along with other estimates made by management in connection with the Exit Plans may vary significantly depending, in part, upon factors that may be beyond our control. Specifically, these estimates will depend on our success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Changing business and real estate market conditions may affect the assumptions related to the timing and extent of our ability to sublease vacated space. We periodically review the status of exit and disposal liabilities and, if appropriate, we record changes to our exit and disposal liabilities based on management’s most current estimates.

Stock Option-Based Compensation Plans

We account for our stock option-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic value based method of accounting. If we accounted for our stock option-based compensation plans using the fair value based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure,” our net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

	February 28 or 29,
	2005	2004	2003
Net loss, as reported	$(55,271)	$(103,800)	$(212,239)
Add: Stock option-based compensation expense included in reported net loss, net of tax	168	1,799	3,426
Less: Stock option-based compensation, net of tax	(6,301)	(2,611)	(26,564)
Pro forma net loss	$(61,404)	$(104,612)	$(235,377)
Basic and diluted loss per share, as reported	$(0.67)	$(1.43)	$(3.04)
Basic and diluted loss per share, pro forma	$(0.75)	$(1.44)	$(3.37)

Consistent with our accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying audited Consolidated Financial Statements, we have not provided a tax benefit or expense on the pro forma expense in the above table.

Stock options granted had weighted average fair values of $1.62, $3.28 and $3.48 per share for fiscal 2005, 2004 and 2003 respectively, as calculated using the Black-Scholes option valuation model. The weighted average estimated fair value of the common stock purchase rights granted under our employee stock purchase plan was $0.52, $2.23 and $3.96 per share for fiscal 2005, 2004 and 2003, respectively.

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

	OPTIONS			ESPP
	2005	2004	2003	2005	2004	2003
Risk-free interest rates	3.12%	2.51%	2.53%	2.028%	1.357%	1.75%
Expected term	4.37 years	4.53 years	3.95 years	3 months	6 months	6 months
Volatility	.7399	.9423	1.01	.5498	.8492	.8705

Results of Operations

The following table includes the consolidated statements of operations data for each of the years in the three-year period ended February 28, 2005 expressed as a percentage of revenue:

	Fiscal Year Ended February 28 or 29,
	2005	2004	2003
Revenue:
Software	18.7%	30.4%	27.5%
Support	43.5%	35.6%	30.9%
Services	33.6%	30.1%	37.5%
Reimbursed expenses	4.2%	3.9%	4.1%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of software	7.4%	6.5%	7.0%
Amortization of acquired technology	6.8%	5.9%	5.0%
Cost of services and support	38.2%	33.0%	36.0%
Cost of reimbursed expenses	4.2%	3.9%	4.1%
Sales and marketing	27.3%	27.2%	35.1%
Product development	16.8%	14.9%	23.1%
General and administrative	11.4%	10.3%	10.2%
Amortization of intangibles	3.4%	1.9%	1.4%
Goodwill impairment charge	—	—	35.4%
Purchased research and development and acquisition-related expenses	—	—	1.4%
Exit and disposal activities	9.0%	7.7%	7.0%
Non-cash stock compensation expense	0.1%	0.7%	1.3%
Total operating expenses	124.6%	112.0%	167.0%
Loss from operations	(24.6)%	(12.0)%	(67.0)%
Debt conversion expense	—	(24.6)%	—
Other expense—net	(3.8)%	(5.5)%	(2.9)%
Loss before income taxes	(28.4)%	(42.1)%	(69.9)%
Provision for income taxes	0.4%	0.5%	7.9%
Net loss	(28.8)%	(42.6)%	(77.8)%

The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock compensation expense as follows (in thousands):

	Fiscal Year Ended February 28 or 29,
	2005	2004	2003
Cost of services and support	$75	$865	$1,673
Sales and marketing	26	456	931
Product development	15	140	298
General and administrative	52	338	524
	$168	$1,799	$3,426

See Operating Expenses: “Non-Cash Stock Option Compensation Expense” for further detail.

Revenue

Software Revenue.   Software revenue decreased 50.9%, or $37.6 million, in fiscal 2005 and decreased 1.5%, or $1.1 million, in fiscal 2004. We believe the decreases in software revenue in fiscal 2005 were due to cautious capital spending for supply chain software purchases and to effects resulting from the magnitude of changes in our workforce, including our executive management and sales organization, difficulties in sales execution and a strong competitive environment. We experienced lengthening sales cycles and reductions in the size of customer orders compared to the same period in fiscal 2004. These factors resulted in a decrease in the number of significant software license transactions with a value of $100,000 or greater, the number of transactions greater than $1.0 million and our ASP. The modest decrease in software revenue in fiscal 2004 was due to a continued decline in the ASP offset by an increase in the number of significant software transactions and increased software revenue from transactions accounted for on a percentage-of-completion basis.

We attribute much of the caution of our clients and prospects to their concerns regarding the sustainability of the current economic recovery and the current geopolitical environment in which we operate. We saw no driving force to overcome the negative market factors that are holding back companies from supply chain initiatives. Further, we believe the effort by companies to comply with the Sarbanes-Oxley Act of 2002 consumed the internal resources of our clients and prospects in fiscal 2005 and slowed the decision making process for other software purchases.

The following table summarizes significant software transactions consummated during fiscal 2005, 2004 and 2003:

	Fiscal Year Ended February 28 or 29,
	2005	2004	2003
Significant Software Transactions(1)
Number of transactions $100,000 to $999,999	47	81	70
Number of transactions $1.0 million or greater	7	18	19
Total number of transactions	54	99	89
Average selling price (in thousands)	$570	$672	$785

(1)          Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal year.

Support Revenue.   Support revenue decreased 2.9%, or $2.5 million, in fiscal 2005 and increased 3.0%, or $2.5 million, in fiscal 2004. Our percentage of annual support renewals by our clients remains high; however, decreases in support revenue from non-renewals were not fully offset by increases in support revenue from new software sales during the year. We have not lost any of our largest support customers in the past year that had a material negative effect on revenue. The increase in support revenue in fiscal 2004 was due to the increase in the base of clients that have licensed our software products and entered into annual support arrangements, coupled with net renewals of annual support agreements by our existing client base. There can be no assurance that our historical renewal rate will continue. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Services Revenue.   Services revenue decreased 11.4%, or $8.3 million, in fiscal 2005 and decreased 28.3%, or $28.9 million, in fiscal 2004. The decrease in services revenue in the past two fiscal years was the result of the decrease in the number of completed software license transactions in fiscal 2005, fiscal 2004 and fiscal 2003, resulting in lower demand for implementation services and competitive rate pressures on consulting engagements. Additionally, we have experienced a decrease in the number of services employees from both voluntary and involuntary terminations. Services revenue tends to track software license revenue in prior periods. There can be no assurance that the rates we charge for consulting and implementation services will improve, or even remain at current levels. The market for information technology consulting services is highly competitive and we are affected by these market conditions. Accordingly, services revenue may continue to decline unless and until we experience a sustained increase in our software licenses and maintain adequate resource capacity and capabilities. We also expect that services revenue will continue to fluctuate on a quarter-to-quarter basis, as revenue from the implementation of software is not generally recognized in the same period as the related license revenue. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Reimbursed Expenses.   Reimbursed expenses decreased 16.0%, or $1.5 million, in fiscal 2005 and decreased 16.3%, or $1.8 million, in fiscal 2004. The decrease in reimbursed expenses is consistent with decreases in services revenue in these periods.

International Revenue.   We market and sell our software and services internationally, primarily in Europe, Asia, Canada, Central America and South America. Revenue outside of the U.S. decreased $17.4 million, or 21.1%, to $65.2 million, in fiscal 2005 compared to fiscal 2004 and increased $14.5 million, or 21.4%, to $82.6 million, in fiscal 2004 compared to $68.0 million in fiscal 2003. Revenue by geographic area is determined on the basis of the geographic area in which transactions are consummated. Revenue outside of the U.S. as a percentage of total revenue was 33.8%, 34.0% and 25.0% in fiscal 2005, 2004 and 2003, respectively. Although the percentage of international revenue to total revenue remained consistent in fiscal 2005, the decrease in our international revenue was the result of cautious capital spending for supply chain software purchases and the effects resulting from the magnitude of changes in our workforce, including our executive management and sales organization, difficulties in execution and a strong competitive environment. The increase in international revenue in fiscal 2004 was due to improved sales execution in Europe and growth in the emerging markets in the Asia-Pacific region.

Customer Concentration.   No individual customer accounted for more than 10% of annual revenue in the three years ended February 28, 2005.

Operating Expenses

Cost of Software.   Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three fiscal years ended February 28 or 29, 2005, 2004 and 2003 (in thousands):

	Fiscal Year Ended February 28 or 29,
	2005	2004	2003
Amortization of capitalized software	$9,407	$8,987	$11,587
Percentage of software revenue	26.0%	12.2%	15.5%
Other costs of software	4,806	6,864	7,540
Percentage of software revenue	13.3%	9.3%	10.1%
Total cost of software	$14,213	$15,851	$19,127
Percentage of software revenue	39.3%	21.5%	25.5%

The decrease in the total cost of software in fiscal 2005 as compared to fiscal 2004 was a result of decreased royalties paid to third parties as a result of a decrease in software revenue, partially offset by an increase in amortization of capitalized software due to the product release of version 7.2 in February 2004 and the write-off of one of our capitalized products for which the anticipated future gross revenue were less than the estimated future costs of completing and disposing of the product. The decrease in the total cost of software in fiscal 2004 as compared to fiscal 2003 was a result of decreased royalties paid to third parties as a result of a decrease in software revenue and changes in the mix of products licensed as well as a decrease in amortization of capitalized software due to product release 6.1 becoming fully amortized in fiscal 2003 while product release 7.2 was completed in February 2004 resulting in no incremental amortization in fiscal 2004. Amortization of capitalized software development costs does not vary with software revenue while royalty fees do.

Amortization of Acquired Technology.   In connection with acquisitions in fiscal 2003, 2002 and 2001, we acquired developed technology that we offer as part of our integrated solutions. Acquired technology is amortized over periods ranging from four to six years. We expect annual amortization of acquired technology to be approximately $6.7 million in fiscal 2006.

Cost of Services and Support.   Cost of services and support primarily includes personnel and third-party contractor costs. Cost of services and support, excluding the cost of reimbursed expenses and non-cash stock-option compensation expense, as a percentage of related revenue was 49.5% in fiscal 2005, 50.2% in fiscal 2004 and 52.7% in fiscal 2003. Cost of services and support decreased $6.6 million, or 8.2%, to $73.7 million in fiscal 2005 compared to fiscal 2004 and decreased $17.7 million, or 18.1%, to $80.3 million in fiscal 2004 compared to fiscal 2003. The decrease in cost of services and support was attributable to an overall decrease in the average number of services and support employees to 304 in fiscal 2005, compared to 366 in fiscal 2004. This was a result of the implementation of our cost containment and cost reduction initiatives during fiscal 2005 and fiscal 2004, as well as from voluntary attrition. The decrease in cost of services and support as a percentage of related revenue in fiscal 2005 as compared to fiscal 2004 reflects a slight increase in the proportion of this revenue derived from support services, which historically have higher margins than implementation services. The decrease in cost of services and support during fiscal 2004 compared to fiscal 2003 was attributable to a decrease in the average number of services and support employees to 366 in fiscal 2004, compared to 455 in fiscal 2003. This was a result of the implementation of our cost containment and cost reduction initiatives during fiscal 2004 and fiscal 2003 and voluntary attrition.

Sales and Marketing.   Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased $13.4 million, or 20.3%, to $52.7 million in fiscal 2005 as compared to fiscal 2004 and decreased $29.6 million, or 30.9%, to $66.1 million in fiscal 2004 as compared to fiscal 2003. The decrease in fiscal 2005 and fiscal 2004 was due to:

•       an overall decrease in the average number of sales, marketing and business development employees to 170 for fiscal 2005 compared to 216 for fiscal 2004 and 328 for fiscal 2003, which was primarily a result of the implementation of our exit and disposal plans in fiscal 2005, fiscal 2004 and fiscal 2003;

•       a decrease in promotional spending, travel, advertising and public relations spending resulting from cost containment and cost reduction measures implemented in fiscal 2005, fiscal 2004 and fiscal 2003; and

•       a decrease in sales commissions due to lower software revenue.

Offset by:

•       an increase in bad debt expense in fiscal 2005.

Product Development.   Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third-party contractors. The following table sets forth product development costs for the three fiscal years ended February 28 or 29, 2005, 2004 and 2003 (in thousands):

	Fiscal Year Ended February 28 or 29,
	2005	2004	2003
Gross product development costs	$41,977	$46,121	$73,570
Percentage of total revenue	21.7%	19.0%	27.0%
Less: Capitalized software development costs	9,573	9,888	10,515
Percentage of total revenue	5.0%	4.1%	3.9%
Product development costs, as reported	$32,404	$36,233	$63,055
Percentage of total revenue	16.8%	14.9%	23.1%

Gross product development costs decreased $4.1 million, or 9.0%, in fiscal 2005 as compared to fiscal 2004 and decreased $27.4 million, or 37.3%, in fiscal 2004 as compared to fiscal 2003. The decrease in fiscal 2005 and 2004 was due to:

•       further consolidation of our U.S. product development function to our corporate headquarters in Rockville, Maryland;

•       an overall decrease in the average number of product development employees to 218 in fiscal 2005, compared to 275 in fiscal 2004 and 414 in fiscal 2003. This was primarily a result of the implementation of our exit and disposal plans in fiscal 2005, fiscal 2004 and fiscal 2003;

•       an increase in the proportion of our development work being performed by contractors in India in order to take advantage of cost efficiencies associated with India’s lower wage scale;

•       a decrease in the average number of product development contractors in the U.S. in fiscal 2005 and fiscal 2004; and

•       lower personnel costs in fiscal 2005 as we migrated some of our product development efforts to our new product development center in Hyderabad, India.

General and Administrative.   General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses decreased $2.9 million, or 11.8%, to $22.1 million in fiscal 2005 as compared to fiscal 2004 and decreased $2.8 million, or 10.1%, to $25.1 million in fiscal 2004 compared to fiscal 2003. The decrease in fiscal 2005 as compared to fiscal 2004 was the result of a decrease in the average number of general and administrative employees resulting from the implementation of our exit and disposal plans in fiscal 2005 and fiscal 2004, in addition to a decrease in property tax expense related to a settlement with the State of Maryland. The decrease was partially offset by an increase in accounting professional fees primarily related to compliance with the Sarbanes-Oxley Act of 2002. The decrease in fiscal 2004 as compared to fiscal 2003 was the result of a decrease in the average number of general and administrative employees resulting from the implementation of our exit and disposal plans in fiscal 2004 and fiscal 2003.

Amortization of Intangibles.   Our past acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets and identifiable intangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles increased $2.0 million, or 42.2%, to $6.6 million in fiscal 2005 compared to fiscal 2004 and increased $0.8 million, or 20.9%, to $4.7 million in fiscal 2004 compared to fiscal 2003. The increase in amortization of intangibles in fiscal 2005 and 2004 was due to a change in the Talus customer relationships amortization from seven years to five years in late fiscal 2004. In fiscal 2005, the increase in amortization of intangibles was partially offset by the completion of amortization in fiscal 2005 of acquired technology related to the STG and Talus acquisitions.

Goodwill Impairment.   We test goodwill for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce our implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) below our carrying value. Please see “Factors That May Affect Future Results—Risks Related to Our Business.” During the six months ended August 31, 2004, the Company experienced adverse changes in its stock price resulting from its poor financial performance. As a result, the Company performed a test for goodwill impairment at August 31, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2004, there was no impairment of goodwill. We performed our annual goodwill impairment reviews on February 28, 2005 and February 29, 2004 and determined that the implied fair value of the Company exceeded the carrying value. Accordingly, no goodwill impairment charge was recorded during fiscal 2005. Details of our amortization of intangibles and goodwill impairment are included in Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and details of our acquisitions are included in Note 14 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. During fiscal 2003 we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to the estimated fair value as of that date. See further discussion in “Valuation and Impairment Review of Long-Lived Assets”.

Purchased Research and Development.   Our acquisition of WDS in fiscal 2003 included the purchase of technology that had not yet been determined to be technologically feasible and had no alternative future use at its then-current stage of development. Accordingly, in fiscal 2003 the portion of the purchase price for WDS allocated to purchased research and development of $3.8 million, in aggregate, was expensed immediately in accordance with generally accepted accounting principles. Details of our acquisitions are included in Note 14 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Exit and Disposal Activities.   In order to adjust our cost structure and resource allocation to increase efficiencies and reduce excess office space, we adopted exit and disposal plans in the second quarter of fiscal 2005, the first and fourth quarters of fiscal 2004 and in the second, third and fourth quarters of fiscal 2003. In connection with our decision to implement these plans, we incurred related exit and disposal charges of $17.3 million, $18.6 million and $19.2 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

The following table sets forth a summary of exit and disposal activity charges, net of adjustments, for fiscal 2005, fiscal 2004 and fiscal 2003 (in thousands):

	Fiscal Year Ended February 28 or 29,
	2005	2004	2003
Lease obligations and terminations	$8,119	$12,917	$7,973
Severance and related benefits	6,064	855	7,942
Impairment charges	2,742	4,241	2,528
Other	387	614	741
Total exit and disposal activities	$17,312	$18,627	$19,184

The impact to reported basic and diluted loss per share as a result of the exit and disposal charges was $(0.21), $(0.26), and $(0.27) for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

In response to the difficulties we faced in our ability to stabilize revenue and operating performance, we enacted a number of cost containment and cost reduction measures over the past four fiscal years to better align our cost structure with expected revenue. Specifically, we took the following actions:

1.                We reduced our workforce by 127, 79 and 343 employees through involuntary terminations with the fiscal 2005, 2004 and 2003 exit and disposal plans, respectively.

2.                We further consolidated our product development function in the U.S. to the corporate headquarters in Rockville, Maryland as part of the exit and disposal plans in fiscal 2004 and fiscal 2003. This included the relocation of certain employees from Wayne, Pennsylvania; San Carlos, California; Atlanta, Georgia; Denver, Colorado and Ottawa, Canada to Rockville, Maryland.

3.                As a result of the workforce reductions, product development consolidation and employee attrition, certain of our facilities were under-utilized. Accordingly, we consolidated our remaining workforce in the under-utilized facilities and abandoned the then-vacated office space. The facilities permanently removed from our operations during fiscal 2005, 2004, 2003 and 2002 were located in Wayne, Pennsylvania; Irving, Texas; Detroit, Michigan; Denver, Colorado; Ottawa, Canada; Itasca, Illinois; Milan, Italy; Munich and Ratingen, Germany and Stockholm, Sweden and the Philippines. A portion of the office space was permanently vacated in certain facilities located in Rockville, Maryland; Atlanta, Georgia; Calabasas and San Carlos, California; Bracknell, United Kingdom and Tokyo, Japan.

4.                As part of the consolidation of our facilities, certain leasehold improvements and furniture and fixtures were abandoned. As a result, we recorded non-cash charges equal to the net book value of these abandoned assets in exit and disposal activity charges.

As a result of our exit and disposal activities and cost containment initiatives during the past four fiscal years, we have reduced “all other operating expenses” (as shown in the table under “Key Financial Metrics—Fiscal 2005”) by $29.9 million to $203.0 million for the fiscal year ended February 28, 2005. Details of our exit and disposal charges are included in Note 15 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Substantially all of the cost savings from our exit and disposal activities and cost containment initiatives implemented in fiscal 2004 were reflected in our operating results by the first quarter of fiscal 2005. As of February 28, 2005, we had achieved quarterly cost savings of approximately $4.0 million, compared to the first quarter of fiscal 2005 as a result of implementing our exit and disposal plans during fiscal 2005. We have completed most of the planned initiatives approved in our second quarter fiscal 2005 exit and disposal plans and will complete the remainder of the initiatives in fiscal 2006. The total exit and disposal charges reflected in the financial statements are based on management’s current estimates, which may change materially if actual lease-related expenditures or sublease income differ from current estimates. See “Forward-Looking Statements.”

Non-Cash Stock Option Compensation Expense.   We recognized non-cash stock option compensation expense of $0.2 million, $1.8 million and $3.4 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively, related to unvested stock options assumed in the acquisition of Talus. As part of the Talus acquisition, we assumed all outstanding Talus stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation” requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. The unamortized value of these stock awards is included as a separate component of stockholders’ equity. All of these outstanding options are fully vested and all compensation expense has been recognized as of February 28, 2005.

Repriced Options.   In January 1999, the Company repriced certain employee stock options, other than those held by executive officers or directors. This resulted in approximately 3.0 million options being repriced and the four-year vesting period starting over. Under FIN 44, repriced options are subject to variable plan accounting, which requires compensation cost or benefit to be recorded each period based on changes in our stock price until the repriced options are exercised, forfeited or expire. The initial fair value used to measure the ongoing stock option compensation charge or benefit was $22.19 based on the closing price of our common stock on June 30, 2000. Since our stock price at the beginning and end of fiscal 2005, 2004 and 2003 was below $22.19, no charge or benefit was recorded during fiscal 2005, 2004 and 2003. As of February 28, 2005, approximately 372,900 repriced options were still outstanding, all of which are fully vested. In future periods, we will record additional charges or benefits related to the repriced stock options still outstanding based on the change in our common stock price compared to the last reporting period. If our stock price at the beginning and end of any reporting period is less than $22.19, no charge or benefit will be recorded.

Other Expense, Net

Other expense, net, includes interest income from cash equivalents, marketable securities and long-term investments, interest expense from borrowings and payments on our capital lease obligations, foreign currency exchange gains or losses and other gains or losses. Other expense, net, decreased $6.1 million, or 45.6%, to $7.3 million in fiscal 2005 as compared to fiscal 2004 and increased $5.5 million, or 69.4%, to $13.5 million in fiscal 2004 compared to fiscal 2003. The decrease in Other Expense, Net in fiscal 2005 compared to fiscal 2004 relates to a decrease in interest expense of approximately $3.6 million primarily related to a reduction in interest expense on our outstanding convertible notes due to the conversion of $74.5 million of our Notes during fiscal 2004 (See Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K), an increase in interest income of $0.7 million in fiscal 2005 and a decrease of other expense of $0.1 million and a foreign currency exchange gain of $0.3 million in fiscal 2005 compared to a $1.6 million foreign currency exchange loss in fiscal 2004. The increase in Other Expense, Net in fiscal 2004 as compared to fiscal 2003 relates to a reduction in interest income of $2.0 million and $1.6 million foreign currency exchange loss in fiscal 2004, compared to a $2.3 million exchange gain in fiscal 2003.

Debt Conversion Expense

During fiscal 2004, the Company exchanged $74.5 million of its Notes for 9,725,750 shares of its common stock in privately negotiated transactions with note holders. The offer and issuance of the common stock underlying these transactions were exempt from registration under Section 3(a) (9) of the Securities Act of 1933 and were freely traded upon issuance.

At the conversion price of $44.06 per share, the $74.5 million of Notes exchanged would have been convertible into 1,690,780 shares of common stock. For accounting purposes, the additional 8,034,970 shares of common stock that the Company issued in these transactions are considered an inducement for the holders to convert their Notes, which required the Company to record a non-operating expense equal to the fair value of the additional shares issued to the holders. Accordingly, the Company recorded a non-cash debt conversion expense of approximately $59.8 million during the year ended February 29, 2004. These transactions resulted in a $74.5 million reduction of the Notes outstanding and increased stockholders’ equity by $74.5 million. The 9,725,750 shares of common stock issued in these transactions represented approximately 11.9% of the shares outstanding as of February 29, 2004.

Provision for Income Taxes

We recorded an income tax provision of $0.7 million, $1.3 million and $21.4 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. In fiscal 2005, fiscal 2004 and fiscal 2003, $0.6 million, $1.0 million and $4.4 million of the income tax provision relates to foreign taxes, respectively. During fiscal 2003, management concluded that, based on various factors, including our cumulative losses for fiscal 2001, 2002 and 2003, the size of our loss for fiscal 2003 and estimates of future profitability, future taxable income will, more likely than not, be insufficient to cover our net deferred tax assets. Based on the weight of positive and negative evidence regarding recoverability of our net deferred tax assets (including net operating loss carryforwards), we recorded a valuation allowance for the full amount of our net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in fiscal 2003. Management will continue to monitor its estimates of future profitability and realizability of our net deferred tax assets based on evolving business conditions. In fiscal 2005 and fiscal 2004, we maintained a full valuation allowance against our net deferred tax assets because we have concluded that future taxable income will, more likely than not, be insufficient to recover our net deferred tax assets as of February 28, 2005 and February 29, 2004, respectively.

Loss Per Common Share

Loss per common share is computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic loss per common share is based on net loss divided by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per common share includes, when dilutive, (i) the effect of stock options, warrants and restricted stock granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the period, and (iii) shares issuable under the conversion feature of our Notes using the if-converted method. Future weighted-average shares outstanding calculations will be impacted by the following factors:

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

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. The significant components of our working capital are liquid assets such as cash and cash equivalents, marketable securities and trade accounts receivable, reduced by accounts payable, accrued expenses, short-term restructuring obligations and deferred revenue. In fiscal 2005, working capital decreased $22.6 million, to $105.5 million, as of February 28, 2005, primarily as a result of cash used in operating activities directly attributed to decreased revenue during fiscal 2005 and investing activities.

Cash, cash equivalents, marketable securities and long-term investments decreased $19.4 million during fiscal 2005, to $135.9 million, as of February 28, 2005. The decrease is due to changes in working capital items, including $12.7 million in payments for exit and disposal obligations, as well as:

•       $13.9 million in expenditures on property, equipment and software, including $9.9 million of capitalized software; and

•       $2.5 million in principal payments on long-term debt and capital leases.

Offset by:

•       $2.0 million in cash proceeds from the disposal of our right to certain fractional shares of a jet; and

•       $0.9 million in cash proceeds from the exercise of stock options and employee stock purchase plan purchases.

Although we were a net user of cash in fiscal 2005, we believe that the combination of cash and cash equivalents, marketable securities and long-term investments, and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for the next twelve months. Although we have no current plans to do so, we may elect to obtain additional debt or equity financing if we are able to raise it on terms acceptable to us. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Commitments

As of February 28, 2005, our future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Fiscal Year Ended February 28 or 29,
	2006	2007	2008	2009	2010	Thereafter	Total
Capital lease obligations(1)	$2,029	$1,371	$426	$—	$—	$—	$3,826
Operating lease obligations not in exit and disposal activities	7,563	6,376	5,989	5,455	5,546	17,864	48,793
Operating lease obligations in exit and disposal activities	7,286	7,007	5,610	4,116	3,943	17,959	45,921
Equipment line of credit(1)	747	—	—	—	—	—	747
Convertible subordinated notes(1)	8,775	8,775	185,006	—	—	—	202,556
Total fixed commitments	$26,400	$23,529	$197,031	$9,571	$9,489	$35,823	$301,843

(1)          Includes principal and interest payments

Lease Commitments

The lease commitments in the above table designated as “Operating lease obligations in exit and disposal activities” include only the non-cancelable portion of lease commitments included in past initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”) and SFAS 146, we have reduced these lease commitments by estimated sublease income in determining the total exit and disposal obligations of $19.5 million recorded in the accompanying balance sheet as of February 28, 2005. Please refer to Note 8 and Note 16 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Convertible Subordinated Notes

The Company had $175.5 million in Notes as of February 28, 2005. The Notes bear interest at 5.0% per annum which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $161.2 million on February 28, 2005, based on market quotes. The Notes mature in November 2007 and are convertible into approximately 4.0 million shares of the Company’s common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock, we subdivide, combine or reclassify our common stock, we issue rights to our common stockholders to purchase our common stock at less than market price, we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends), or we make certain repurchases of our common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants. Since November 7, 2003, we have had the right to redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made on at least 30 days’ notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

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

Credit Facility

We had a one-year unsecured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank (“SVB”) for $15.0 million which expired on March 30, 2005. Under the terms of the Credit Facility, we could request cash advances, letters of credit, or both. On April 8, 2005, we renewed the Credit Facility (the “New Credit Facility”) with SVB for $15.0 million and a two year term, effective March 29, 2005. Under the terms of the New Credit Facility, we may request cash advances, letters of credit, or both. Borrowings under the New Credit Facility accrue interest at the prime rate plus 0.5%. The New Credit Facility requires us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) our ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. We were in compliance with all financial covenants as of February 28, 2005 and there were no cash draws outstanding. As of February 28, 2005, we had $9.5 million in letters of credit outstanding under the Credit Facility to secure our lease obligations for certain office space.

The New Credit Facility requires us to maintain $50.0 million in funds with SVB Asset Management and its affiliates. The New Credit Facility also restricts the amount of additional debt we can incur and restricts the amount of cash that we can use for acquisitions and for the repurchase of convertible debt. Under the terms of the New Credit Facility, we retain the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the New Credit Facility, SVB has the right to obtain a lien on all of our assets, other than intellectual property, upon an occurrence of default, unless we terminate the facility as provided above. The New Credit Facility also provides that, upon an event of default, we are prohibited from paying a cash dividend to our shareholders.

The New Credit Facility includes a provision for supplemental equipment advances, under which we may borrow up to an additional $5.0 million for the purchase of equipment, office furniture and other capital expenditures. Amounts may be borrowed for such capital expenditures through December 31, 2005 and accrue interest at a fixed interest rate equal to 7.75% annually. Equipment advances will be repaid monthly over a 36 month-period, beginning in the month following the advance. The financial covenants for the supplemental equipment advances are the same as the financial covenants for the New Credit Facility.

We had an additional credit agreement (the “Equipment Line”) with SVB, as amended, which expired March 31, 2003, under which we were permitted to borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the Equipment Line accrue interest at a rate equal to the greater of the three-year treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. During fiscal 2003, we borrowed $2.9 million under the Equipment Line. The principal balance remaining as of February 28, 2005 was approximately $0.7 million. The financial covenants for the Equipment Line are the same as the financial covenants for the Credit Facility. We were in compliance with all financial covenants as of February 28, 2005.

Cash Flows

Cash (used in) provided by operations was $(5.5) million, $6.8 million and $(30.7) million in fiscal 2005, 2004 and 2003, respectively. The decline in operating cash flows of $12.3 million in fiscal 2005 compared to fiscal 2004 resulted from a decrease in contribution of accounts receivable due to lower revenue, increased payments related to exit and disposal activities, increased payments made to vendors related to the timing of receiving vendor invoices, partially offset by a decrease in the payment of interest on our convertible debt as a result of the decrease in our outstanding debt balance and a lower net loss in fiscal 2005 compared to fiscal 2004. The improvement in operating cash flows of $37.5 million in fiscal 2004 compared to fiscal 2003 resulted from a decreased operating loss in fiscal 2004 compared to fiscal 2003.

Cash (used in) provided by investing activities was $(10.8) million, $(34.0) million and $19.5 million in fiscal 2005, 2004 and 2003, respectively. Investing activities consist of the sales and purchases of marketable securities and long-term investments, changes in restricted cash, purchases and sales of property and equipment, purchases and capitalization of software and acquisitions of businesses. Total purchases of property and equipment were $4.1 million in fiscal 2005, an increase of $1.9 million compared to fiscal 2004. Total purchases of property and equipment were $2.2 million in fiscal 2004, a decrease of $12.7 million compared to fiscal 2003 due to the completion of the build-out of our new corporate headquarters space during fiscal 2003. In fiscal 2004, approximately $13.0 million was provided by the elimination of cash restrictions upon the transfer of our letters of credit from Bank of America to SVB. Approximately $3.3 million of this $13.0 million was recorded as a deposit to secure an international lease. Acquisitions of businesses, net of cash acquired, of $2.0 million and $(32.3) million during the fiscal 2004 and 2003 relates to approximately $2.2 million which was provided by proceeds held in escrow from prior acquisitions (fiscal 2004) and the WDS and DFE acquisitions (fiscal 2003), respectively. Sales of marketable securities, net of (purchases), were $20.1 million in fiscal 2005, $(26.3) million in fiscal 2004 and $90.8 million in fiscal 2003. Sales of long-term investments, net of (purchases), were $(18.9) million in fiscal 2005 and $(9.0) million in fiscal 2004.

Cash (used in) provided by financing activities was $(1.7) million, $5.5 million and $5.1 million in fiscal 2005, 2004 and 2003, respectively. Cash (used in) provided by financing activities consisted of cash proceeds from the exercise of stock options and employee stock plan purchases, cash proceeds from borrowings on our line of credit and cash payments for principal amounts on our SVB equipment line of credit and capital lease obligations.

In the future, we may pursue acquisitions of complementary businesses and technologies. In addition, we may make strategic investments in businesses and enter into joint ventures that complement our existing business. Any future acquisition or investment may result in a decrease to our liquidity and working capital to the extent we pay with cash.

We have experienced substantial negative cash flows during the three years ended February 28, 2005, primarily due to large declines in our revenue and our inability to reduce our expenses to a level at or below the levels of our revenue. Although we recently initiated additional exit and disposal activities focused on, among other things, further reducing our cost structure, a failure to rationalize expenses, stabilize or grow revenue and achieve positive cash flows will eventually impair our ability to support our operations and adversely affect our liquidity.

Our cash position may continue to decline, primarily due to cash outflows associated with our exit and disposal activities, our operations and our debt service obligations. We are obligated to pay approximately $8.8 million of interest annually on our $175.5 million of Notes. Additionally, the Notes will mature and become due and payable in November 2007.

Although we expect that existing cash, cash equivalents and short and long-term investment balances will satisfy our working capital and capital expenditure requirements for at least the next twelve months, there can be no assurance that in the longer term we will be successful in obtaining or maintaining an adequate level of cash resources. We may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash as we look for alternative liquidity solutions.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

Lease Arrangements.

We have entered into operating leases with unrelated third parties for our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are oftentimes referred to as a form of off-balance sheet financing. Future minimum lease payments under our operating leases as of February 28, 2005 are detailed previously in “Liquidity and Capital Resources.” We have a two-year unsecured revolving credit facility (the “Credit Facility”) with SVB for $15.0 million which will expire on March 29, 2007, unless renewed. Under the terms of the Credit Facility, we may request cash advances, letters of credit, or both. As of February 28, 2005, $9.5 million in letters of credit was outstanding under the Credit Facility to secure our lease obligations for certain office space.

Indemnification Obligations.

We license software to our customers under contracts which we refer to as Software License Agreements (“SLAs”). Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions for indemnifying the customer against damages, judgments, reasonable cost and expenses incurred by the customer for any claim or suit based on infringement of a trademark or copyright as a result of the customer’s use of our software. The SLA generally limits our indemnification obligations in a variety of industry-standard respects. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no material claims are outstanding as of February 28, 2005. We account for these indemnity obligations in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for indemnification obligations as of February 28, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on our operating performance, financial condition and cash flows.

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

Warranty Obligations.

We warrant to our customers in the SLA that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these warranties is nominal. Accordingly, we have no liabilities recorded for these warranties as of February 28, 2005.

Recently Issued Accounting Pronouncements

SFAS No. 123 (Revision 2004), “Share-Based Payment” (“SFAS 123 (R)”) was issued in December 2004 and was to be effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS 148. On April 14, 2005, The Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (R). The new rule allows companies to implement SFAS 123 (R) at the beginning of their next fiscal year, instead of their next reporting period beginning after June 15, 2005. The Company plans to adopt the new statement beginning in the first quarter of fiscal 2007. Management believes the adoption of SFAS 123 (R) will have a material impact on our financial position and results of operations. Management is currently in the process of estimating the value the impact of the adoption of SFAS 123 (R) will have on our financial position and results of operations.

In December 2004, the FASB issued two FASB Staff Positions (“FSP”) related to the American Jobs Creation Act (“AJCA”). FSP No. 109-1 “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities.” (“FSP 109-1”) requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return.

FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”) allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluations. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. Management does not believe the adoption of FSP 109-1 and FSP 109-2 will have a material impact on our financial condition or results of operations.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment loses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. Management does not believe the adoption of EITF 03-1 will have a material impact on our financial condition or results of operations.

Factors that May Affect Future Results

In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered in evaluating us and our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial, may also impair our business, results of operations and financial condition.

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

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

We will be required to generate sufficient cash to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $8.8 million annually with $175.5 million of principal due November 2007. As of February 28, 2005, the remaining principal and interest payments due under the Notes were $202.6 million. Our cash, cash equivalents, marketable securities and long-term investments totaled $135.9 million as of February 28, 2005. Assuming our cash, cash equivalents, marketable securities and long-term investments remain constant from our February 28, 2005 levels, we will have to generate a minimum of $66.7 million of net cash flow through any combination of normal operations of our Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Concerns about our ability to meet our debt service obligations could negatively affect our ability to attract and retain customers. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

WE MAY CHOOSE TO EXCHANGE THE NOTES FOR SHARES OF OUR COMMON STOCK IN THE OPEN MARKET OR PURCHASE A PORTION OF THE NOTES FOR CASH, WHICH COULD MATERIALLY DILUTE EXISTING STOCKHOLDERS OR COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

During fiscal 2004, we issued 9,725,750 shares of our common stock in exchange for the Notes in privately negotiated transactions under Section 3(a)(9) of the Securities Act of 1933, and we may enter into such transactions from time to time if we are able to do so on terms that are favorable to us. If we choose to enter into privately negotiated transactions to exchange some of our outstanding Notes for shares of our common stock, it could materially dilute the ownership percentage of our existing shareholders and result in non-cash charges to earnings. In addition, to the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of the Notes outstanding from time to time in the open market with cash. While the terms of our credit facility impose certain limits on our ability to repurchase our debt securities with cash, we are permitted to do so subject to compliance with the terms and conditions set forth in the credit facility. If purchases of the Notes in the open market were funded from available cash and cash equivalents, it could have a material adverse effect on our liquidity and financial condition.

WE MAY VIOLATE FINANCIAL COVENANTS UNDER OUR CREDIT FACILITY WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND FINANCIAL CONDITION.

We have an unsecured credit facility with SVB with borrowing capacity of $15.0 million. Under the terms of the credit facility, which expires on March 29, 2007, we are also able to borrow up to an additional $5.0 million for the purchase of equipment or other capital expenditures through December 31, 2005. As of February 28, 2005, approximately $9.5 million of letters of credit were outstanding with SVB, and approximately $0.7 million was outstanding under a previous equipment financing credit line. The terms of the credit facility require us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) our ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. The credit facility requires us to maintain $50.0 million in funds with SVB Asset Management and its affiliates. If our future financial performance results in a violation of these financial covenants under our credit facility, or with our previous equipment financing credit line, we could be required to provide cash collateral for letters of credit or repay outstanding borrowings, which would have a material adverse effect on our liquidity and financial condition.

RISKS RELATED TO OUR BUSINESS

ADVERSE ECONOMIC AND POLITICAL CONDITIONS CAUSED A DETERIORATION OF DEMAND IN THE MARKETS FOR OUR PRODUCTS AND SERVICES AND HAVE ADVERSELY AFFECTED AND COULD FURTHER ADVERSELY AFFECT OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

Our revenue and operating results depend on the overall demand for our enterprise application software and related services. Regional and global adverse changes in the economy and political upheaval and unrest caused a deterioration of the markets for our products and services in recent years. Recent improvements in economic conditions have not yet resulted in improvements in the markets for supply chain management software. These factors resulted in reductions, delays and postponements of customer purchases, which materially and adversely affected our financial performance during the last four fiscal years. Demand for our solutions designed to optimize pricing and revenue management, a component of our demand management solutions, was more severely affected than our other solutions for which there are more mature markets. If these adverse conditions continue or worsen, we would likely experience further reductions, delays, and postponements of customer purchases further adversely affecting our operating performance and financial condition.

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

WE BELIEVE OUR RECENT FINANCIAL PERFORMANCE WAS ADVERSELY AFFECTED BY DIFFICULTIES IN EXECUTION AND A MARKET FOCUS THAT WAS TOO BROAD FOR EXISTING MARKET CONDITIONS AND A STRONG COMPETITIVE ENVIRONMENT. IF WE CANNOT OVERCOME THESE DIFFICULTIES OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY AND ADVERSELY AFFECTED.

We incurred significant losses during the past four fiscal years. We believe our recent financial performance was adversely affected by difficulties in execution and a market focus that was too broad for existing market conditions and a strong competitive environment.

We experienced sequential declines in software and total revenue during our second and third quarters of fiscal 2002. Total annual revenue decreased in each of fiscal 2003 and fiscal 2004, as compared to prior fiscal years. For the fiscal year ended 2005, there were declines in software and total revenue in comparison to the fiscal year ended 2004. The losses incurred during these periods were $115.2 million in fiscal 2002, $212.2 million in fiscal 2003, $103.8 million in fiscal 2004 and $55.3 million in fiscal 2005. If we do not successfully align our cost structure with our revenue without hindering our ability to grow revenue, or if we do not successfully overcome the recent internal factors that have hindered our performance, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

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

On March 1, 2002, we adopted Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which changed the accounting for goodwill from an amortization method to an impairment-only method. As required by SFAS 142, we test goodwill for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce our implied fair value below our carrying value. During fiscal 2003, we experienced adverse changes in our stock price resulting from a decline in our financial performance caused by adverse business conditions that affected the technology industry, especially enterprise application software companies. As a result of these tests, we determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) of our Company as of February 28, 2003, there was an impairment of goodwill. As a result of the impairment of goodwill as of February 28, 2003, we recorded a non-cash goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. We performed our fiscal 2005 goodwill impairment review on February 28, 2005, our annual date for goodwill impairment review, and determined that the implied fair value of the Company exceeded its carrying value. Accordingly, no goodwill impairment charge was recorded for fiscal 2005.

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

We will incur significant non-cash charges in the future related to the amortization of acquired technology and intangible assets from past acquisitions. During fiscal 2002, we announced that we were required to write-off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. During fiscal 2003, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. Also during fiscal 2003, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to their estimated fair value as of that date. During fiscal 2002, 2003, 2004 and 2005, we recorded net write-downs of long-lived assets associated with exit and disposal activities of approximately $0.1 million, $2.5 million, $4.2 million and $2.7 million, respectively, consisting of the abandonment or disposal of certain furniture, fixtures, computer equipment, leasehold improvements related to vacating office space and other long-lived assets. During fiscal 2004, we exchanged $74.5 million of the Notes for 9.7 million shares of our common stock in privately negotiated transactions, which resulted in a non-cash debt conversion expense of $59.8 million. We may also incur non-cash charges in future periods related to impairments of long-lived assets and future exchanges of Notes for shares of our common stock, if any. To achieve profitability, we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.

IF OUR EXIT AND DISPOSAL PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, WE MAY SUFFER MATERIAL HARM TO OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

In response to deteriorations in our markets, during fiscal 2002, 2003, 2004 and 2005, we implemented exit and disposal plans and cost containment and cost reduction measures and are continuing to implement cost containment and cost reduction measures to align our cost structure with our revenue. These actions have included, among other things, reductions in workforce and consolidations of our operational facilities. Headcount at the end of fiscal 2005 was 695 compared to 897 at the end of fiscal 2004. We also abandoned additional idle space in our Rockville, Maryland; Tokyo, Japan; San Carlos and Calabasas, California and Bracknell, United Kingdom facilities and closed two offices in Europe and one in the Philippines during fiscal 2005.

As part of the consolidation of our facilities, we negotiate lease termination agreements or subleases for certain of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases on terms acceptable to us. Should we be unsuccessful in such negotiations or if the negotiated terms are less favorable than currently anticipated, we may be required to materially increase our exit and disposal related expenses in future periods. Further, if we consolidate additional facilities in the future, we may incur additional exit and disposal related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

We also cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that related transition issues associated with such a reduction will not occur again.

In fiscal 2002, 2003, 2004 and 2005, we recorded exit and disposal charges of $6.6 million, $19.2 million, $18.6 million and $17.3 million, respectively. If we fail to achieve the desired results of our exit and disposal plans and our cost containment and cost reduction measures, we may suffer material harm to our operating performance and financial condition.

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

As part of our cost containment and cost reduction initiatives, we have recently reduced our workforce. During the fiscal year ended February 28, 2005, voluntary employee attrition increased compared to recent periods. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. We consider stock options to be critically important in attracting and retaining employees.

As a result of these factors, our employees, whether or not affected by our reduction in workforce, may seek employment elsewhere. Continuity of personnel is a very important factor in our success. Moreover, the cost of hiring, training and retaining skilled employees is high, and we may have difficulty attracting such personnel as a result of a perceived risk of future workforce reductions. Our cost containment and cost reduction initiatives may yield further unintended consequences, such as reduced employee morale, decreased productivity and disclosures of confidential information about us by employees that seek employment with others in violation of their confidentiality agreements with us. Failure to attract, motivate and retain highly skilled personnel could materially and adversely affect our business. Further, our cost containment and cost reduction initiatives may hinder or impair our ability to take advantage of improvements in market conditions.

WE HAVE EXPERIENCED SIGNIFICANT CHANGES IN SENIOR MANAGEMENT RECENTLY. THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER IF WE EXPERIENCE TOO MANY CHANGES IN KEY PERSONNEL IN TOO SHORT A PERIOD OF TIME.

We have recently undergone significant changes in our senior management. As a result, our senior management team has only recently begun to work together. In July 2004, Gregory J. Owens resigned as our Chief Executive Officer and was replaced by Joseph L. Cowan as Chief Executive Officer. In April 2005, Mr. Owens resigned as Chairman of the Board. In August of 2004, our President, Jeremy P. Coote resigned and the position of President was eliminated. In addition, two other senior management personnel left the Company during our third quarter of fiscal 2005 and one, whose position was eliminated, left the Company at the end of our fourth quarter of fiscal 2005. In September 2004, Jeffrey L. Kissling was hired as our Chief Technology Officer, and two other senior management personnel were promoted to new positions. In March 2005, we reorganized our sales and marketing organization under four primary business units which resulted in further management changes within the organizational structure. Our success depends significantly on the continued service of our executive officers and their ability to work together effectively as a management team. We do not have fixed-term employment agreements with any executive officers, other than with Joseph L. Cowan, who has a two-year employment agreement with our Company that commenced in July, 2004, and we do not maintain key person life insurance on our executive officers. The loss of services of any of our senior management for any reason or their inability to manage our Company effectively could have a material adverse effect on our operating performance and financial condition.

WE HAVE RESTRUCTURED, AND MAY IN THE FUTURE RESTRUCTURE, OUR SALES FORCE, WHICH CAN BE DISRUPTIVE. WE HAVE ALSO REDUCED OUR SALES FORCE AS PART OF OUR COST CONTAINMENT AND COST REDUCTION INITIATIVES. OUR FAILURE TO FIELD AN EFFECTIVE SALES ORGANIZATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

We continue to rely heavily on our direct sales force. In recent years, we reorganized our sales force in response to management changes and other internal considerations, most recently in March 2005. In fiscal 2003, 2004 and 2005, we reduced our sales force as a result of the deterioration in our markets and restructuring of our operations. Decreasing software revenue has resulted in reduced compensation earned by members of our sales force; it also has resulted, and may continue to result, in voluntary attrition of our sales force over time. In order to stabilize and then grow our revenue, we will have to field an effective sales force. Changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity. We cannot assure you that we will be able to field a more productive sales force or successfully attract and retain qualified sales people at levels sufficient to support growth. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur. Such restructuring or associated transition issues can be disruptive and adversely impact our operating performance and financial condition.

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

Variations in the length of our sales cycles will cause our revenue to fluctuate widely from period to period. We base our operating expenses on anticipated revenue trends. Because a high percentage of our expenses are relatively fixed in the short-term and we typically recognize a substantial portion of our software revenue in the last month of a quarter, any delay in the licensing of our products could cause significant variations in our revenue from quarter to quarter. These delays have occurred on a number of occasions in the past and have materially and adversely affected our financial performance, most recently in the fiscal year ended February 28, 2005.

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

AN INCREASE IN SALES OF SOFTWARE PRODUCTS THAT REQUIRE CUSTOMIZATION WOULD RESULT IN REVENUE BEING RECOGNIZED OVER THE TERM OF THE CONTRACT FOR THOSE PRODUCTS AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

Historically, we have been able to recognize software license revenue upon delivery of our solutions and contract execution. Recently, more of our clients and prospects have been asking for unique capabilities in addition to our core capabilities to give them a competitive edge in the market place. These instances could cause us to recognize more of our software license revenue on a contract accounting basis over the course of the delivery of the solution rather than upon delivery and contract execution. The period between initial contact and the completion of the implementation of our products can be lengthy and is subject to a number of factors (over many of which we have little or no control) that may cause significant delays. These factors include the size and complexity of the overall project. As a result, a shift toward a higher proportion of software license contracts requiring contract accounting would have a material adverse effect on our operating performance and financial condition and cause our operating results to vary significantly from quarter to quarter.

FAILURE TO MAINTAIN OUR MARGINS AND SERVICE RATES FOR IMPLEMENTATION SERVICES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

A significant portion of our revenue is derived from implementation services. If we fail to scope our implementation projects correctly, our service margins may suffer. Implementation services are predominately billed on an hourly or daily basis (time and materials) and sometimes under fixed price contracts. Implementation services billed on an hourly or daily basis are generally recognized as work is performed. If we are not able to maintain the current service rates for our time and materials implementation services, without corresponding cost reductions, or if the percentage of fixed price contracts increases and we underestimate the costs of our fixed price contracts, our operating performance may suffer. The rates we charge for our implementation services depend on a number of factors, including the following:

•       perceptions of our ability to add value through our implementation services;

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

CHANGES IN THE SIZE OR NUMBER OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

The size and number of our software license transactions fluctuate. Fluctuations in the size and number of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our software and services. Losses of, or delays in concluding, larger software transactions (which typically are more complex, take longer to negotiate and are more subject to delays) have had and could have a proportionately greater effect on our revenue and financial performance for a particular period. We have experienced declines in the number of software transactions of $1.0 million or greater since fiscal 2002. Specifically, we recorded 38 such software transactions in fiscal 2002, 19 such software transactions in fiscal 2003, 18 such software transactions in fiscal 2004 and 7 such software transactions in fiscal, 2005. As a result of these changes in the size and number of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may fluctuate significantly in the future.

WE EXPERIENCED DECLINES IN SOFTWARE REVENUE IN FISCAL 2003, FISCAL 2004 AND FISCAL 2005. LOWER SOFTWARE LICENSE REVENUE HAS RESULTED AND MAY CONTINUE TO RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

Our ability to maintain or increase services and support revenue depends on our ability to maintain or increase the amount of software we license to customers. During fiscal 2003, 2004 and 2005, we experienced declines in services revenue primarily as a result of declining software revenue in prior periods. Additional decreases of software license revenue or slowdowns in licensing may have a material adverse effect on our services and support revenue in future periods.

FURTHER DECLINES IN SOFTWARE REVENUE, A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS, OR BOTH, COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

In our third quarter of fiscal 2003, second and fourth quarters of fiscal 2004 and the first three quarters of fiscal 2005, we experienced sequential quarterly declines in support revenue resulting from both the recent decline in software revenue and clients not renewing or partially renewing existing support contracts. Our support revenue includes post-contract support and the rights to unspecified software upgrades and enhancements. Support contracts are generally renewable annually at the option of our customers. We have experienced high rates of renewed annual support contracts from our customers. If our software revenue does not grow and if our customers fail to renew or to fully renew their support contracts at historical rates, our support revenue could materially decline.

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

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditor’s audit of that assessment have required, and continue to require, the commitment of significant financial and managerial resources. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

DURING OUR RECENT AUDIT, WE RECOGNIZED ONE MATERIAL WEAKNESS REGARDING THE ACCOUNTING TREATMENT FOR ONE LARGE TRANSACTION INVOLVING COMPLEX JUDGMENT. ALTHOUGH THE ACCOUNTING ERROR WAS DETECTED AND CORRECTED PRIOR TO THE RELEASE OF OUR FINANCIAL RESULTS FOR THE PERIOD, IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE

HARMED AND INVESTORS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Effective internal controls are necessary to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our system of internal control over financial reporting that need improvement. For example, during the recent audit of our system of internal control over financial reporting, we recognized one material weakness regarding the accounting treatment for one large transaction involving complex judgment as to whether services in the transaction were essential to the functionality of the software sold. The accounting error was detected and corrected prior to the release of our financial results for the period. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our system of internal control over financial reporting could have a material adverse effect on our business, results of operations and financial condition. Inadequate internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which could cause our stock price to decline.

OUR MARKETS ARE VERY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the deterioration in our markets. We expect this intensity of competition to increase in the future.

In addition, many leading companies in the business of providing enterprise application software have been the subject of mergers and acquisitions during the last several years. We expect this trend towards consolidation to continue. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. If there is significant consolidation among enterprise application software companies, we may be at a competitive disadvantage.

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

We directly compete with other enterprise application software vendors including: Aspen Technology, DemandTec, Global Logistics Technologies, i2 Technologies, JDA Software, Logility, Manhattan Associates, Profit Logic, PROS Revenue Management, Rapt, Retek (acquired by Oracle), Sabre, SAP and Teradata (a division of NCR). Certain enterprise resource planning (“ERP”) vendors, in addition to SAP, all of which are substantially larger than Manugistics, have acquired or developed demand-driven and supply chain management software companies, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle, (which recently acquired PeopleSoft and Retek) and SSA Global Technologies. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and larger installed bases of clients. Three of our competitors, Oracle and PeopleSoft and Retek, have combined and other of our current and potential competitors may combine pursuant to recently announced mergers or tender offers and subsequently utilize enhanced financial and human resources to develop and sell more competitive demand-driven supply chain products. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

IF THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES FAILS TO KEEP PACE WITH OUR INDUSTRY’S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

The markets for our solutions are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards. If we fail to keep pace with these changes, our products and services may be rendered less competitive or obsolete. Our product development and testing efforts have required, and are expected to continue to require, substantial investments. We may not possess sufficient resources in the future to continue to make further necessary investments in technology.

If we are unable, for technological or other reasons, to develop and introduce new and enhanced software in a timely manner, we may lose existing clients and fail to attract new clients, which may have a material adverse effect on our operating performance and financial condition.

OUR CONTINUED SHIFT OF OUR PRODUCT DEVELOPMENT OPERATIONS TO INDIA POSES SIGNIFICANT RISKS.

We recently opened our own product development facility in India, and plan to move a substantial portion of our product development to India. In addition, we maintain relationships with third parties in India to which we outsource a significant portion of our product development effort. We are increasing the proportion of our product development work being performed at our facility in India in order to increase product development resources and to take advantage of cost efficiencies associated with India’s lower wage scale. We may not achieve the cost savings and other benefits we anticipate from this program. We may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. We also have a heightened risk exposure to changes in the economic, security and political conditions of India. Economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

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

A significant percentage of our revenue is from time to time derived from contracts with the Federal Government. Government contractors are commonly subject to various audits and investigations by Government agencies. One agency that oversees or enforces contract performance is the Defense Contract Audit Agency (“DCAA”). The DCAA generally performs a review of a contractor’s performance on its contracts, its pricing practices, costs and compliance with applicable laws, regulations and standards and to verify that costs have been properly charged to the Government. Although the DCAA completed an initial review of our accounting practices and procedures allowing us to invoice the Government, it has yet to exercise its option to perform an audit of our actual invoicing of Government contracts. These audits may occur several years after completion of the contract. If an audit were to identify significant unallowable costs, we could have a material charge to our earnings or reduction to our cash position as a result of the audit and this could have a material adverse effect on our operating performance and financial condition.

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

From time to time we derive significant revenue from federal contracts awarded through a competitive bidding process, which can impose substantial costs upon us. We will lose revenue if we or our contracting partners (typically, prime contractors with whom we subcontract) fail to compete effectively. Competitive bidding imposes substantial costs and presents a number of risks, including: the need to bid before design is complete, bid and proposal costs, risks in estimation of prospective needs, and bid protests that may delay or derail awards.

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

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

We currently conduct operations in Australia, Belgium, Brazil, Canada, France, Hong Kong, Japan, Malaysia, Mexico, Taiwan, The People’s Republic of China, Singapore, and the United Kingdom. We recently opened a product development center in India, where we also have relationships with third parties to outsource a portion of our product development and implementation services effort. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. These operations require significant management attention and financial resources and additionally subject us to risks inherent in doing business internationally, such as:

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

For the fiscal year ended February 28, 2005, 33.8% of our total revenue was derived from outside the U.S. Our primary international operations are located throughout Europe and Asia-Pacific. We also have operations in Brazil, Canada and Mexico. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenue and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and costs and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

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

We currently account for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and, accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 16, 2004, the FASB published FASB Statement No. 123 (R)“Share-Based Payment” (“FAS 123(R)”) which was to be effective for public companies in periods beginning after June 15, 2005. On April 14, 2005, The Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for FAS 123 (R). The new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year instead of their next reporting period beginning after June 15, 2005. We will be required to implement FAS 123(R) beginning in the first quarter of fiscal 2007. Our earnings in fiscal 2007 could be significantly reduced as a result of changing our accounting policy in accordance with FAS 123(R). As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees or attract qualified candidates, and increase the cash compensation we pay to employees. Such a change could have a material effect on our operating performance.

In June 2003, the Company’s Board of Directors approved an amendment to the Company’s 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by shareholders at the Company’s 2003 Annual Meeting of Shareholders on July 29, 2003. On November 3, 2004, the Company issued 1.3 million shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in three equal annual increments over three years from the date of grant, with the first increment vesting on November 3, 2005. The total value of the 2004 restricted stock awards granted of approximately $2.6 million was computed using the closing stock price on the date of grant and a 22% estimated forfeiture rate and was recorded as a component of deferred compensation. The related compensation expense will be amortized over the vesting period. During fiscal 2005, 333,000 shares were issued to the new Chief Executive Officer, resulting in a combined increase in deferred compensation in stockholders’ equity of $0.9 million. All restricted shares issued to the Chief Executive Officer fully vest on January 1, 2006.

On October 17, 2003, the Company issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in four equal increments over four years from the date of grant, with the first increment vesting on April 17, 2005. The total value of the 2003 restricted stock awards granted of approximately $1.3 million was computed using the closing stock price on the date of grant and was recorded as a component of deferred compensation. The related compensation expense will be recognized and amortized over the vesting period. The Company recorded $1.2 million in compensation expense related to restricted shares outstanding during fiscal 2005.

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

•       corporate and consumer confidence in the economy, evidenced in part, by stock market levels;

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

Our charter and our bylaws, in conjunction with Delaware law, contain provisions that could make it more difficult for a third party to obtain control of our Company even if doing so would be beneficial to stockholders. For example, our bylaws provide for a classified board of directors and allow our board of directors to expand its size and fill any vacancies without stockholder approval. Furthermore, our board has the authority to issue preferred stock and to designate the voting rights, dividend rate and privileges of the preferred stock, all of which may be greater than the rights of common stockholders. Additionally, upon a change of control of our Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. This could make it more difficult for a third party to obtain control of us even if doing so would be beneficial to stockholders.

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

In addition, our current officers, directors, Warburg Pincus Private Equity VIII, L.P. (“WP VIII”) an entity affiliated with William H. Janeway, one of our directors, and one of our founders, William M. Gibson, together beneficially owned approximately 23.8% of the outstanding shares of our common stock at April 30, 2005. While these stockholders do not hold a majority of our outstanding common stock, if they were to vote together, they may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This factor may prevent or discourage tender offers for our common stock. In connection with the appointment of Mr. Janeway to the Board in October 2002, the Company entered into a standstill agreement with WP VIII under which WP VIII agreed that it and certain of its affiliates would not acquire more than 19.9% of the common stock of our Company without our consent for a period of three years or until the earlier occurrence of certain specified events.

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Our current officers, directors, WP VIII, an entity affiliated with William H. Janeway, one of our directors, and one of our founders, William M. Gibson, together beneficially owned approximately 23.8% of the outstanding shares of our common stock at April 30, 2005. Sales of substantial amounts of our common stock in the public market by these shareholders, or the perception that such sales may occur, could cause the market price of our common stock to decline.

Item 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders’ equity. Revenue outside of the U.S. as a percentage of total revenue was 33.8%, 34.0% and 25.0% for fiscal 2005, 2004 and 2003, respectively. Revenue outside the U.S. is derived from operations in Australia, Belgium, Brazil, Canada, The People’s Republic of China, France, Hong Kong, Japan, Malaysia, Mexico, Singapore, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our condensed consolidated financial statements. None of the components of our Statement of Operations were materially affected by exchange rate fluctuations during fiscal 2005, 2004 and 2003. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

Interest Rate Risk. Our long-term investments, marketable securities and certain cash equivalents are subject to interest rate risk. Fixed income instruments are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. We manage this risk by maintaining an overall investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. All securities in our long-term investment portfolio mature in two years or less. Instruments in our entire portfolio include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. As of February 28, 2005 and February 29, 2004, the fair market value of our long-term investments and marketable securities held was $55.5 million and $57.7 million, respectively. We also hold cash balances in accounts with commercial banks in the U.S. and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank.

The U.S. Federal Reserve Board influences the general market rates of interest. During fiscal 2005, the Federal Reserve Board increased the discount rate by 150 basis points from 1.00% to 2.50%. The Federal Reserve Board subsequently raised the discount rate by 0.50 basis points. As of May 3, 2005, the discount rate was 3.00%.

The weighted average yield on interest-bearing investments held as of February 28, 2005 and February 29, 2004 was approximately 1.7% and 1.3%, respectively. Based on our investment holdings at February 28, 2005, a 100 basis point decline in the average yield would reduce our annual interest income by $1.0 million.

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

Item 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and supplementary data, together with the reports of our independent registered public accounting firm, are included in Part IV of this Annual Report on Form 10-K.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.                CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness described below, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal controls over financial reporting as of February 28, 2005. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing the assessment, our management has identified one material weakness in internal control over financial reporting existing as of February 28, 2005. The error was detected and corrected prior to the release to the public of the Company’s financial results for the fourth quarter and year ended February 28, 2005. During the fourth quarter 2005, it was determined that the Company had incorrectly accounted for the recognition of revenue on one large transaction involving complex judgment as to whether the services in the transaction are essential to the functionality of the software sold. When services are determined to be essential to the functionality of the software, revenue is recognized using the contract accounting method. Company personnel had initially concluded that contract accounting was not appropriate for the transaction, which was determined to be an error. Upon further analysis, the Company determined that although we have personnel with the requisite technical accounting skills to make complex judgments on software revenue recognition, the incorrect accounting resulted because there was no accounting review and consultation with a person who had not been involved in the negotiation and structuring of the transaction. Our management has concluded that given the size of the transaction involved and the potential for a misstatement to occur as a result of the internal control deficiency existing on February 28, 2005, there is more than a remote likelihood that a material misstatement in our financial statements could occur and would not be prevented or detected by our internal control over financial reporting. Accordingly, management has concluded that our internal control over financial reporting was not effective as of that date.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 70.

Remediation Steps to Address the Material Weakness

We are implementing improvements to our internal controls over the accounting for software transactions involving complex judgments. These control improvements include:

•       A review of the revenue recognition for significant software transactions by Company personnel with the requisite technical accounting skills who are not involved in the contract negotiation or structuring of the transaction or in making the initial accounting determination.

•       A determination by Company personnel with the requisite technical accounting skills as to the need to solicit an opinion from a third-party professional.

•       Consultation with a third party professional if determined necessary as described above.

Changes in Internal Control over Financial Reporting

Based on the evaluation conducted by management, including the Chief Executive Officer and the Chief Financial Officer, there were no changes in our internal controls during the fourth quarter ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

We undertook significant efforts in fiscal 2005 to establish a framework to improve internal controls over financial reporting. We committed considerable resources to the design, implementation, documentation and testing of our internal controls. Our management believes that these efforts have improved our internal controls over financial reporting, but were not sufficient to remedy the control issue that existed as of February 28, 2005. We are taking the remedial actions described above under the caption “Remediation Steps to Address the Material Weakness.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Manugistics Group, Inc.
Rockville, Maryland

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Manugistics Group, Inc. and its subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of February 28, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The controls related to the application of GAAP for a significant, complex software revenue transaction did not operate to prevent or detect a misapplication of accounting principles. This resulted in an adjustment to software revenue initially improperly recognized in the fourth quarter before the public release of financial information. Specifically, the Company lacked a sufficient independent review of the proposed accounting treatment. This was concluded to be a material weakness due to the magnitude of the adjustment, which could have had a material effect on the interim or annual financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet as of February 28, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows as of and for the year ended February 28, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of February 28, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 28, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of February 28, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows as of and for the year ended February 28, 2005, of the Company and our report dated May 12, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 12, 2005

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Reference is made to the information to be set forth in the definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders (which we anticipate will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended February 28, 2005) (the “Proxy Statement”) under the captions “Audit Committee Financial Experts,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and to the information set forth in Part I of this annual report on Form 10-K regarding executive officers under the caption “Item 4A. Executive Officers of the Registrant.”

Item 11.                 EXECUTIVE COMPENSATION.

Reference is made to the information to be set forth in the Proxy Statement under the caption “Executive Compensation.”

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the information to be set forth in the Proxy Statement under the captions “Ownership of Manugistics Group, Inc. Stock” and “Equity Compensation Plan Information.”

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the information to be set forth in the Proxy Statement under the caption “Certain Business Relationships.”

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Reference is made to the information required to be set forth in the Proxy Statement under the caption “Audit Fees.”

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           Documents filed as a part of this Annual Report on Form 10-K:

(1)         Financial Statements

The financial statements listed above are filed as part of this Annual Report on Form 10-K.

(2)         Financial Statement Schedules are omitted because they are not required, are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto contained in this Annual Report on Form 10-K.

(3)         Exhibits

The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits 10.1, 10.2, 10.11, 10.12, 10.13, 10.13(a), 10.13(b), 10.14, 10.16 through 10.28(b) and 10.32 through 10.37 and 10.62 through 10.64 are management contracts or compensatory plans or arrangements.

Number	Notes	Description
2.1	(J)	Agreement and Plan of Merger dated June 1, 1998, among the Company, TYECIN Acquisition, Inc., TYECIN Systems, Inc. and certain other persons
2.2	(M)	Agreement Plan of Merger by and among Manugistics Group, Inc., Talus Solutions, Inc. and Manu Acquisition Corp. dated September 21, 2000
3.1(a)	(A)	Amended and Restated Certificate of Incorporation of the Company
3.1(b)	(B)	Certificate of Retirement and Elimination (relating to the Series A and Series B preferred stock of the Company)
3.1(c)	(C)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (effective July 29, 1997)
3.2	(Q)	Amended and Restated By-Laws of the Company
3.3	(W)	Amendment to Second Amended and Restated By-Laws of the Company (adopted January 22, 2003)
3.4	(X)	Amendment to Second Amended and Restated By-Laws of the Company (adopted June 11, 2003)

4.1	(M)	Purchase Agreement dated October 16, 2000, between Deutsche Bank Securities, Inc., (as representative of the initial purchasers) and Manugistics Group, Inc.
4.2	(M)	Indenture dated as of October 20, 2000, between Manugistics Group, Inc., and State Street Bank and Trust Company
4.3	(M)	Registration Rights Agreement dated as of October 20, 2000, and Deutsche Bank Securities Inc., and Banc of America Securities LLC.
4.4	(O)	Form of Note for Manugistics Group, Inc.’s 5% Convertible Subordinated Notes due November 1, 2007
10.2	(F)	Fifth Amended and Restated Employee Stock Option Plan of the Company
10.11	(D)	Outside Directors Non-Qualified Stock Option Plan
10.13(b)	(Y)

Amended and Restated 1998 Stock Option Plan of Manugistics Group, Inc., incorporated herein by reference to Exhibit 10 to the registrant’s Post-Effective Amendment No. 1 to Form S-8, filed with the Commission on September 15, 2003.

10.14	(E)	Employee Stock Purchase Plan of the Company
10.16	(G)	Employment Agreement dated April 25, 1999 among the Company, Manugistics, Inc. and with Gregory J. Owens, Chief Executive Officer and President
10.19	(H)	Employment Agreement dated August 25, 1999 between Manugistics, Inc. and James J. Jeter, as amended
10.20	(I)	Employment Agreement dated December 6, 1999 between Manugistics, Inc. and Raghavan Rajaji
10.21	(K)	Employment Agreement dated December 6, 1999 between Manugistics, Inc. and Timothy T. Smith.
10.23(a)	(K)	Stock Option Agreement dated April 27, 1999, between the Company and Gregory J. Owens
10.23(b)	(K)	Stock Option Agreement dated December 1, 1999, between the Company and Gregory J. Owens
10.23(c)	(K)	Stock Option Agreement dated December 17, 1999, between the Company and Gregory J. Owens
10.28(a)	(X)	Employment agreement dated June 19, 2003 between the Company and Jeremy P. Coote.
10.28(b)	(AA)	Stock Option Agreement dated June 19, 2003 between the Company and Jeremy P. Coote.
10.29(a)	(N)	Lease Agreement dated December 19, 2000, between the Company and DANAC Corporation.
10.29(b)	(P)	First amendment dated June 2001 to lease agreement dated December 19, 2000, between the Company and DANAC Corporation.
10.29(c)	(Y)	Sublease agreement between Theracom, Inc. and the Company dated July 24, 2003.
10.31(b)	(Q)	Credit Agreement dated as of February 28, 2002 by the Company in favor of Bank of America, N.A.
10.31(c)	(R)	Amendment Agreement dated as of July 12, 2002 to Credit Agreement dated as of February 28, 2002 by the Company in favor of Bank of America, N.A.

10.31(d)	(S)	Amendment Agreement No. 2 dated as of November 22, 2002 to Credit Agreement dated as of February 28, 2002 by the Company in favor of Bank of America, N.A.
10.32	(Q)	Second Amended and Restated 2000 Stock Option Plan of the Company (effective January 29, 2002).
10.33	(Q)	Employment Agreement dated November 21, 2000, between the Company and Jeffrey Hudkins.
10.34	(W)	Amended Employment Agreement dated February 27, 2002 between the Company and Jeffrey L. Holmes.
10.45	(T)	Standstill Agreement dated October 24, 2002 between Manugistics Group, Inc and Warburg Pincus Private Equity VIII, LP.
10.50	(U)	Loan and Security Agreement dated April 12, 2002 by the Company in favor of Silicon Valley Bank.
10.51	(V)	Loan Modification Agreement dated January 14, 2003 between the Company and Silicon Valley Bank.
10.52	(BB)	Second Amendment to Loan and Security Agreement dated March 31, 2004 between the Company and Silicon Valley Bank.
10.53	(CC)	Second Loan Modification Agreement dated September 22, 2004 between the Company and Silicon Valley Bank.
10.54		Third Loan Modification Agreement dated April 8, 2005 between the Company and Silicon Valley Bank.
10.55	(V)	Loan Agreement dated January 14, 2003 between the Company and Silicon Valley Bank.
10.56	(Z)	Loan Modification Agreement dated December 16, 2003 between the Company and Silicon Valley Bank.
10.57	(BB)	Third Amendment to Loan and Security Agreement dated March 31, 2004 between the Company and Silicon Valley Bank.
10.58	(CC)	Fourth Amendment to Loan Agreement dated September 22, 2004 between the Company and Silicon Valley Bank.
10.59		Fifth Amendment to Loan Agreement dated April 8, 2005 between the Company and Silicon Valley Bank.
10.60		Second Amended and Restated Revolving Promissory Note dated March 29, 2005 between the Company and Silicon Valley Bank.
10.61		Equipment Term Note dated April 8, 2005 between the Company and Silicon Valley Bank.
10.62		Separation Agreement between Jeffrey L. Holmes and the Company dated February 28, 2005.
10.63		Form of Stock Option Agreement between Kevin C. Melia and the Company dated April 7, 2005.
10.64		Form of Stock Option Agreement for Directors under the Amended and Restated 1998 Stock Option Plan of the Company.
21		Subsidiaries of the Company
23		Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (A)    Incorporated by reference from the exhibits to the Company’s registration statement on Form S-1 (REG No. 33-65312).

   (B)           Incorporated by reference to 4.1(A) to the Company’s registration statement on Form S-3 (REG. No. 333-31949).

   (C)           Incorporated by reference to exhibit 4.1(b) to the Company’s registration statement on Form S-3 (REG. No. 333-31949).

   (D)           Incorporated by reference from Exhibit 10.1 to the Company’s quarterly registration statement on Form S-8 filed August 5, 2004 (REG No. 333-117955).

   (E)           Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 1995.

    (F)           Incorporated by reference from the exhibits to the Company’s registration statement on Form S-8 filed August 2, 1996 (REG No. 333-09481).

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

   (T)           Incorporated by reference from the exhibits to the Company’s current report on Form 8-K dated October 25, 2002.

   (U)           Incorporated by reference from the exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 2002.

   (V)           Incorporated by reference from the exhibits to the Company’s current report on Form 8-K dated January 16, 2003.

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

(AA)   Incorporated by reference to the Company’s registration statement on Form S-8 filed by the Company on September 15, 2003 (No. 333-108811).

(BB)    Incorporated by reference from exhibits to the Company’s annual report on Form 10-K for the fiscal year ended February 29, 2004.

(CC)    Incorporated by reference from exhibits to the Company’s current report on Form 8-K dated September 22, 2004.

(b)          Exhibits

See the response to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2005.

MANUGISTICS GROUP, INC.
(Registrant)
/s/ JOSEPH L. COWAN
Joseph L. Cowan
Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 16, 2005.

/s/ JOSEPH L. COWAN
Joseph L. Cowan
Director and Chief Executive Officer
(Principal executive officer)
/s/ RAGHAVAN RAJAJI
Raghavan Rajaji
Executive Vice President and
Chief Financial Officer
(Principal financial officer)
/s/ KELLY DAVIS-STOUDT
Kelly Davis-Stoudt
Vice President, Controller and
Chief Accounting Officer
(Principal accounting officer)

/s/ J. MICHAEL CLINE	/s/ THOMAS A. SKELTON
J. Michael Cline	Thomas A. Skelton
Director	Director
/s/ WILLIAM H. JANEWAY	/s/ LYNN C. FRITZ
William H. Janeway	Lynn C. Fritz
Director	Director
/s/ JOSEPH H. JACOVINI	/s/ WILLIAM G. NELSON
Joseph H. Jacovini	William G. Nelson
Director	Director
/s/ KEVIN C. MELIA
Kevin C. Melia
Chairman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Manugistics Group, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Manugistics Group, Inc. and its subsidiaries (the “Company”) as of February 28, 2005 and February 29, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Manugistics Group, Inc. and its subsidiaries as of February 28, 2005 and February 29, 2004, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” during the year ended February 28, 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 12, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
May 12, 2005

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28 or 29,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,342	$97,559
Marketable securities	49,636	48,741
Total cash, cash equivalents and marketable securities	129,978	146,300
Accounts receivable, net of allowance for doubtful accounts of $7,605 and $4,395 at February 28, 2005 and February 29, 2004, respectively	45,659	55,575
Other current assets	10,890	11,924
Total current assets	186,527	213,799
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	15,795	21,632
Software development costs, net of accumulated amortization	14,390	14,224
Long-term investments	5,911	8,999
Goodwill	185,658	185,501
Acquired technology, net of accumulated amortization	13,816	27,023
Customer relationships, net of accumulated amortization	9,335	15,984
Other intangibles and non-current assets, net of accumulated amortization	8,848	10,919
TOTAL ASSETS	$440,280	$498,081
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,117	$10,368
Accrued compensation	2,858	6,180
Accrued exit and disposal obligations	8,032	5,112
Deferred revenue	43,173	43,508
Other current liabilities	19,814	20,541
Total current liabilities	80,994	85,709
NON-CURRENT LIABILITIES:
Convertible debt	175,500	175,500
Accrued exit and disposal obligations	13,799	14,393
Long-term debt and capital leases	1,668	2,633
Other non-current liabilities	3,573	2,986
Total non-current liabilities	194,540	195,512
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 4,620,253 shares authorized; none outstanding	—	—
Common stock, $.002 par value per share; 300,000 shares authorized; 83,869 and 81,973 issued and outstanding at February 28, 2005 and February 29, 2004, respectively	168	164
Additional paid-in capital	780,306	775,969
Deferred compensation	(3,044)	(1,410)
Accumulated other comprehensive income	4,065	3,615
Accumulated deficit	(616,749)	(561,478)
Total stockholders’ equity	164,746	216,860
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$440,280	$498,081

See accompanying Notes to Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	February 28 or 29,
	2005	2004	2003
REVENUE:
Software	$36,203	$73,766	$74,899
Support	84,050	86,593	84,075
Services	64,933	73,254	102,144
Reimbursed expenses	7,920	9,432	11,268
Total revenue	193,106	243,045	272,386
OPERATING EXPENSES:
Cost of revenue:
Cost of software	14,213	15,851	19,127
Amortization of acquired technology	13,207	14,210	13,623
Total cost of software	27,420	30,061	32,750
Cost of services and support	73,694	80,306	98,055
Cost of reimbursed expenses	7,920	9,432	11,268
Non-cash stock-option compensation expense for cost of services and support	75	865	1,673
Total cost of services and support	81,689	90,603	110,996
Sales and marketing	52,662	66,061	95,627
Non-cash stock-option compensation expense for sales and marketing	26	456	931
Total cost of sales and marketing	52,688	66,517	96,558
Product development	32,404	36,233	63,055
Non-cash stock-option compensation expense for product development	15	140	298
Total cost of product development	32,419	36,373	63,353
General and administrative	22,110	25,060	27,885
Non-cash stock-option compensation expense for general and administrative	52	338	524
Total cost of general and administrative	22,162	25,398	28,409
Amortization of intangibles	6,648	4,674	3,866
Goodwill impairment charge	—	—	96,349
Purchased research and development charge	—	—	3,800
Exit and disposal activities	17,312	18,627	19,184
Total operating expenses	240,338	272,253	455,265
LOSS FROM OPERATIONS	(47,232)	(29,208)	(182,879)
DEBT CONVERSION EXPENSE	—	(59,823)	—
OTHER EXPENSE, NET	(7,314)	(13,455)	(7,942)
LOSS BEFORE INCOME TAXES	(54,546)	(102,486)	(190,821)
PROVISION FOR INCOME TAXES	725	1,314	21,418
NET LOSS	$(55,271)	$(103,800)	$(212,239)
BASIC AND DILUTED LOSS PER SHARE	$(0.67)	$(1.43)	$(3.04)
SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION	81,913	72,715	69,768
COMPREHENSIVE LOSS:
Net loss	$(55,271)	$(103,800)	$(212,239)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	806	4,622	1,658
Unrealized (losses) gains on securities	(356)	80	(41)
Total other comprehensive income (loss)	450	4,702	1,617
TOTAL COMPREHENSIVE LOSS	$(54,821)	$(99,098)	$(210,622)

See accompanying Notes to Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common Stock		Additional		Other
		Par	Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Value	Capital	Compensation	Income (Loss)	(Deficit)	Total
BALANCE, FEBRUARY 28, 2002	69,042	$138	$629,861	$(9,049)	$(2,704)	$(245,439)	$372,807
Issuance of common stock—employee stock purchase plan	429	1	1,481	—	—	—	1,482
Issuance of common stock—One Release Acquisition	67	—	1,000	—	—	—	1,000
Exercise of stock options	566	1	3,595	—	—	—	3,596
Stock option-based compensation expense	—	—	—	3,426	—	—	3,426
Deferred stock-based compensation related to acquisitions and other	—	—	(2,136)	2,529	—	—	393
Translation adjustment	—	—	—	—	1,658	—	1,658
Net change in unrealized gain / loss on marketable securities	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	(212,239)	(212,239)
BALANCE, FEBRUARY 28, 2003	70,104	$140	$633,801	$(3,094)	$(1,087)	$(457,678)	$172,082
Issuance of common stock—employee stock purchase plan	212	1	470	—	—	—	471
Issuance of common stock—debt conversion	9,726	19	134,308	—	—	—	134,327
Issuance of common stock—restricted stock	205	1	1,341	(1,081)	—	—	261
Exercise of stock options	1,726	3	8,074	—	—	—	8,077
Deferred financing fees reclassification—debt conversion	—	—	(1,293)	—	—	—	(1,293)
Stock option-based compensation benefit	—	—	(732)	2,531	—	—	1,799
Deferred stock-based compensation related to acquisitions and other	—	—	—	234	—	—	234
Translation adjustment	—	—	—	—	4,622	—	4,622
Net change in unrealized gain / loss on marketable securities and long-term investments	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	(103,800)	(103,800)
BALANCE, FEBRUARY 29, 2004	81,973	$164	$775,969	$(1,410)	$3,615	$(561,478)	$216,860
Issuance of common stock—employee stock purchase plan	163	1	293	—	—	—	294
Issuance of common stock—restricted stock, net	1,573	3	3,069	(3,093)	—	—	(21)
Exercise of stock options	160	—	579	—	—	—	579
Stock option-based compensation expense	—	—	34	134	—	—	168
Deferred stock-based compensation related to restricted stock and other	—	—	—	1,325	—	—	1,325
Warrant amortization (See Note 9)	—	—	362	—	—	—	362
Translation adjustment	—	—	—	—	806	—	806
Net change in unrealized gain / loss on marketable securities and long-term investments	—	—	—	—	(356)	—	(356)
Net loss	—	—	—	—	—	(55,271)	(55,271)
BALANCE, FEBRUARY 28, 2005	83,869	$168	$780,306	$(3,044)	$4,065	$(616,749)	$164,746

See accompanying Notes to Consolidated Financial Statements

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	February 28 or 29,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,271)	$(103,800)	$(212,239)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	37,825	37,046	41,391
Amortization of debt issuance costs	904	1,175	1,157
Exit and disposal activities	17,312	18,627	19,184
Goodwill impairment charge	—	—	96,349
Debt conversion expense	—	59,823	—
Purchased research and development charge	—	—	3,800
Deferred income taxes	—	—	20,350
Non-cash stock option compensation expense	168	1,799	3,426
Loss on investments	—	—	41
Bad debt expense	4,044	256	5,072
Other	2,103	769	(47)
Changes in assets and liabilities:
Accounts receivable	6,041	8,109	10,401
Other assets	1,158	(4,020)	85
Accounts payable	(3,251)	630	(118)
Accrued compensation	(3,322)	(976)	(7,023)
Other liabilities	(204)	(3,143)	(849)
Accrued exit and disposal obligations	(12,677)	(9,830)	(8,037)
Deferred revenue	(335)	360	(3,618)
Net cash (used in) provided by operating activities	(5,505)	6,825	(30,675)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	1,968	(32,259)
Restricted cash	—	12,980	(12,980)
Sales of marketable securities	76,105	66,296	137,811
Sales of long-term investments	3,170	—	—
Proceeds from sale of fractional shares of jet	1,958	—	—
Purchases of property and equipment	(4,067)	(2,165)	(14,821)
Capitalization and purchases of software	(9,877)	(11,520)	(11,222)
Purchases of marketable securities	(56,025)	(92,592)	(46,999)
Purchases of long-term investments	(22,065)	(8,999)	—
Net cash (used in) provided by investing activities	(10,801)	(34,032)	19,530
CASH FLOWS FROM FINANCING ACTIVITIES
Line of credit borrowings	—	—	2,830
Principal payments of debt and capital lease obligations and debt issuance costs	(2,528)	(3,046)	(2,771)
Proceeds from exercise of stock options and employee stock plan purchases	877	8,548	5,078
Net cash (used in) provided by financing activities	(1,651)	5,502	5,137
EFFECTS OF EXCHANGE RATES ON CASH BALANCES	740	3,975	1,495
NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,217)	(17,730)	(4,513)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	97,559	115,289	119,802
CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,342	$97,559	$115,289
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$9,087	$13,809	$12,741
Cash paid for income taxes	$132	$940	$1,418
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of capital leases	$1,963	$—	$4,694
Issuance of common stock for acquisition (Note 14)	$—	$—	$1,000
Issuance of common stock in exchange for Notes (Note 7)	$—	$74,500	$—

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation.

Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the U.S. of America (“GAAP”), requires management to make estimates, judgments and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant items subject to such estimates and assumptions include revenue recognition, carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, sublease income associated with exit and disposal plans, capitalized software development costs and loss contingencies, such as litigation, claims and assessments.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of amounts in operating accounts, money market investments and other short-term, highly liquid investments with original maturities of three months or less. The Company reclassified prior year auction rate securities to available-for-sale securities (marketable securities) in accordance with Financial Accounting Standards No. 115 “Investments in Debt and Equity Securities” (“SFAS 115”). In prior years, auction rate securities were classified as cash equivalents due to the short period of time between auctions.

Marketable Securities

The Company’s short-term marketable securities are classified as “available-for-sale.” These securities are recorded at fair value with unrealized gains and losses reported as a component of stockholders’ equity and comprehensive loss. Realized gains and losses on available-for-sale securities are computed using the specific identification method. As of February 28, 2005 and February 29, 2004, marketable securities consisted of investments in corporate debt, municipal bonds and other short-term investments which mature in one year or less. Marketable securities also consisted of investments in auction-rate securities, with auctions held monthly and maturity dates ranging from 2028 to 2043. Purchases of auction rate securities were $29.1 million and $60.4 million and sales of auction rate securities were $60.5 million and $38.4 million in fiscal 2005 and fiscal 2004, respectively, and are included in purchases and sales of marketable securities in the Consolidated Statement of Cash Flows.

Long-Term Investments

The Company’s long-term investments are classified as “available-for-sale.” These investments are recorded at fair value with unrealized gains and losses reported as a component of stockholders’ equity and comprehensive loss. Realized gains and losses on available-for-sale securities are computed using the specific identification method. As of February 28, 2005 and February 29, 2004, long-term investments consisted of corporate debt securities and U.S. agency securities with original maturities in excess of one year.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, long-term investments and trade accounts receivable. The Company has policies that limit investments to investment grade securities, limit the amount of credit exposure to any one issuer and maximum investment maturities, both individually and in aggregate. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company does not require collateral or other security to support clients’ receivables since most of its customers are large, well-established companies. The Company’s credit risk is also mitigated because its customer base is diversified both by geography and industry and no single customer accounts for more than 10% of consolidated annual revenue for any period presented. The Company initially records a provision for doubtful accounts based on historical experience of write-offs and adjusts the allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of accounts receivable. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, the credit-worthiness of the customer, the economic conditions of the customer’s industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts.

Property and Equipment

Property and equipment is stated at cost. Office, furniture and equipment are depreciated on a straight-line basis over three to ten years. Information technology equipment and purchased software are depreciated on a straight-line basis over two to three years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements. Repairs and maintenance costs are expensed as incurred. When assets are sold or retired, the related asset and accumulated depreciation amounts are removed from their respective accounts and any gain or loss is recognized in the Consolidated Statements of Operations and Comprehensive Loss.

Capitalized Software Development Costs

The Company capitalizes the development costs of software, other than internal use software, in accordance with Statement of Financial Accounting Standards No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to clients. Software development costs are amortized at the greater of the amount computed using either:

(a)          the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release; or

(b)         the ratio that current gross revenue bears to the total current and anticipated future gross revenue.

Intangible Assets and Goodwill

Intangible assets include goodwill, acquired technology, customer relationships and software developed for internal use. Goodwill, which is equal to the excess of cost over the fair value of acquired net assets, has been recorded in conjunction with several of the Company’s business combinations. Goodwill recorded in business combinations prior to June 30, 2001 was amortized on a straight-line basis through February 28, 2002 over five years (see Notes 6 and 14). Assembled workforce acquired in conjunction with certain of the Company’s purchase business combinations was amortized using the straight-line method through February 28, 2002 over two years. Acquired technology is amortized on a straight-line basis over four to six years. Customer relationships acquired in conjunction with certain of the Company’s business combinations are amortized using the straight-line method over five to seven years. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company ceased amortizing goodwill and assembled workforce, effective March 1, 2002.

Software Developed for Internal Use

The Company capitalizes certain costs to develop internal use software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These capitalized costs are amortized on a straight-line basis over a period of two to five years after completion or acquisition of the software. Software developed for internal use is included in other intangibles and non-current assets in the Consolidated Balance Sheets.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets, including property and equipment, identifiable intangible assets and software developed for internal use, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. When the Company determines that the carrying value of such assets may not be recoverable, it measures recoverability based on the undiscounted cash flows expected to be generated by the related asset or asset group. If the Company determines that a long-lived asset or asset group is not recoverable, it records an impairment loss equal to the difference between the carrying amount of the asset or asset group and fair value of the asset or asset group. The Company generally measures fair value of an asset or asset group in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In addition, at each reporting date, the Company compares the net realizable value of capitalized software development costs to the unamortized capitalized costs. To the extent the unamortized capitalized costs exceed the net realizable value, the excess amount is written off and the loss is recognized in the Consolidated Statement of Operations.

Purchased Research and Development

Technology or business acquisitions may include the purchase of technology that had not yet been determined to be technologically feasible and had no alternative future use at its then-current stage of development. In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), the portion of the purchase price allocated to in-process research and development is expensed immediately upon the consummation of the acquisition. In making the purchase price allocation, the Company considers present value calculations of projected income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased, in-process technology is determined by estimating the costs to develop the acquired technology into commercially viable projects, estimating the resulting cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introduction by competitors and the Company as of the acquisition date. The resulting net cash flows from such projects are based on estimates of cost of sales and operating expenses from such projects.

Other Non-Current Assets

Other non-current assets include deferred financing fees and a long-term deposit related to our office facility located in Bracknell, United Kingdom. No individual amounts exceed five percent of total assets.

Other Current Liabilities

Other current liabilities consist primarily of accrued interest, accrued royalty fees, deferred rent, accrued professional fees and income taxes payable. No individual amounts exceed five percent of total current liabilities.

Advertising Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs are included in sales and marketing expense and amounted to $5.0 million, $6.4 million and $10.7 million in fiscal 2005, 2004 and 2003, respectively.

Contingent Liabilities

The Company has a number of unresolved regulatory, legal and tax matters, as discussed further in Note 8. The Company provides for contingent liabilities in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (“SFAS 5”). In accordance with SFAS 5, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. The Company expenses all legal costs incurred to resolve regulatory, legal and tax matters as incurred.

Periodically, the Company reviews the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS 5, the Company reflects the estimated loss in its results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying consolidated financial statements. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates accordingly. Such revisions in the estimates of potential liabilities could have a material impact on the Company’s results of operations and financial position.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short maturities of such instruments. The fair value of convertible debt was $161.2 million on February 28, 2005 and $174.4 million on February 29, 2004 based on market quotes.

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

The Company generates revenue from sales outside the U.S. which are denominated in foreign currencies, typically the local currency of the international subsidiary. There are certain economic, political, technological and regulatory risks associated with operating in foreign countries. Foreign sales and operations may be adversely affected by the imposition of governmental controls, foreign currency exchange rate fluctuations and economic and political instability.

Revenue Recognition and Deferred Revenue

Revenue consists of (i) fees from licenses of our software; (ii) fees from technical support and product updates; (iii) fees from professional services, including implementation, training and hosting and (iv) reimbursed expenses. While the basis for software license revenue recognition is substantially governed by the requirements of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 98-9”),” as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), the Company exercises judgment and uses estimates in connection with the determination of the amount of software license, support and professional services revenue to be recognized each accounting period.

Software license revenue is generally recognized using the residual method when:

•       Persuasive evidence of an arrangement exists:   The Company considers a non-cancelable agreement signed by the Company and the customer to be evidence of an arrangement.

•       Delivery has occurred or services have been rendered:   Delivery occurs when media containing the licensed program is provided to a common carrier, typically FOB shipping point or, in the case of electronic delivery, the customer is given access to the licensed programs.

•       Fixed or determinable fee:   The Company considers the license fee to be fixed or determinable if the fee is not subject to refund or adjustment and is payable within twelve months of the agreement date, based upon the Company’s successful collection history on such arrangements. If the arrangement fee is not fixed or determinable, revenue is recognized as amounts become due and payable.

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

If a software license contains customer acceptance criteria or a cancellation right, recognition of the software revenue is deferred until the earlier of customer acceptance or the expiration of the acceptance period or cancellation right. Typically, payments for software licenses are due within twelve months of the agreement date. When software license agreements call for payment terms of twelve months or more from the agreement date, software revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. Under the residual method, the Company defers revenue for the fair value of any undelivered elements based on vendor specific objective evidence (“VSOE”) of fair value, and the remaining portion of the arrangement fee is allocated to the delivered elements and recognized as revenue when the basic criteria in SOP 97-2 and SAB 104 have been met.

The Company’s customer arrangements typically contain multiple elements that may include software, options for future purchases of software products not previously licensed to the customer, support, consulting, training, hosting and reimbursed expenses. Fees are allocated to the various elements of software license agreements using the residual method based on VSOE. Each software license arrangement requires careful review to identify each individual element and to determine the proper amount of software revenue to be allocated among the various elements based on VSOE. Under the residual method, if an arrangement contains one or more undelivered elements, the VSOE of the undelivered elements are deferred and the revenue is recognized once the elements are delivered. If VSOE for one or more of the undelivered elements in an arrangement does not exist, the entire arrangement fee is recognized over the period the undelivered elements are delivered.

In addition to evaluating the VSOE of fair value of each element of an arrangement, the Company also considers whether such elements can be separated into separate units of accounting in accordance with SOP 97-2. When making this determination, the Company considers the nature of services provided, when purchased with a software license (i.e., consideration of whether services are essential to the functionality of software products licensed), degree of risk, availability of services from other vendors and timing of payments, among other things. When the Company provides services deemed to be essential to the functionality of the software products licensed or the licensed software requires significant production, modification or customization, revenue is recognized on a percentage-of-completion basis in accordance with SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” In these cases, software revenue is recognized based on labor hours or costs incurred to date compared to total estimated labor hours or costs for the contract.

Implementation services are separately priced and sold, are generally available from a number of suppliers and typically are not essential to the functionality of our software products. Implementation services, which include project management, systems planning, design and implementation, customer configurations and training are billed on an hourly basis (time and materials) or under fixed price contracts. Implementation services are recognized as the work is performed. On fixed price contracts, services revenue is recognized using the percentage-of-completion method of accounting by relating labor hours incurred to date to total estimated labor hours. In the event services are billed in advance of work being performed, the billed amount is initially recorded as deferred services revenue and recognized as services revenue when the work is performed. When total cost estimates exceed revenue, the Company accrues for the estimated losses immediately using cost estimates that are based upon an average fully burdened daily rate applicable to the consulting organization delivering the services. VSOE of fair value for implementation services is based upon separate sales of services at stated hourly rates.

The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software and services revenue under certain contracts and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect the Company’s estimates to complete client engagements, including skill level and experience of project managers, staff assigned to engagements and continuity and attrition level of implementation consulting staff. Changes in the estimated stage of completion of a particular project could create variability in our revenue and results of operations if the Company is required to increase or decrease previously recognized revenue related to a particular project or if the Company expects to incur a loss on the project.

Support revenue includes post-contract customer support and the rights to unspecified software upgrades and enhancements. Support services are separately priced and stated in the Company’s arrangements. Customer support is generally billed annually, initially recorded as deferred revenue and recognized as support revenue ratably over the support period. VSOE of fair value for support services is typically provided by renewal rates.

Provision for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance is established. The Company considers historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if it is determined that the amount to be realized is greater or less than the valuation allowance the Company has recorded. Based on various factors, including cumulative losses for the three year period ended February 28, 2003, the fiscal year 2003 loss, and estimates of future profitability, the Company recorded a valuation allowance for the full amount of the net deferred tax assets, which resulted in a $20.4 million charge to income tax expense in the fiscal year ended February 28, 2003. The Company performed a similar analysis as of February 28, 2005 and February 29, 2004, and concluded that future taxable income will, more likely than not, be insufficient to recover the net deferred tax assets as of February 28, 2005 and February 29, 2004. Therefore, the Company continues to maintain a valuation allowance for the full amount of the net deferred tax assets. The Company will continue to monitor the estimates of future profitability and realizability of the net deferred tax assets based on evolving business conditions.

Also, as part of the process of preparing consolidated financial statements, the Company is required to estimate full-year income and the related income tax expense on a quarterly basis, including the impact, if any, of additional taxes resulting from tax examinations, in each jurisdiction in which the Company operates. Additionally, the Company makes judgments regarding the recoverability of deferred tax assets for each jurisdiction. Tax liabilities can involve complex issues and may require an extended period to resolve. Changes in the geographical mix or estimated level of annual pretax income can impact the Company’s overall income tax expense. This process involves estimating current tax liabilities in each jurisdiction in which the Company operates.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options, restricted stock and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company’s convertible subordinated debt. The dilutive effect of options, restricted stock and warrants to acquire 1.1 million, 1.1 million and 1.9 million shares was excluded from the calculation of diluted net loss per share in fiscal 2005, 2004 and 2003, respectively, because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for fiscal 2005, 2004 and 2003 because including these shares would be anti-dilutive due to the Company’s reported net loss.

Stock Option-Based Compensation Plans

The Company accounts for its stock option-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic value based method of accounting. If the Company accounted for its stock option-based compensation plan using the fair value based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company’s net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

	February 28 or 29,
	2005	2004	2003
Net loss, as reported	$(55,271)	$(103,800)	$(212,239)
Add: Stock option-based compensation expense included in reported net loss, net of tax	168	1,799	3,426
Less: Stock option-based compensation, net of tax	(6,301)	(2,611)	(26,564)
Pro forma net loss	$(61,404)	$(104,612)	$(235,377)
Basic and diluted loss per share, as reported	$(0.67)	$(1.43)	$(3.04)
Basic and diluted loss per share, pro forma	$(0.75)	$(1.44)	$(3.37)

The Company adopted FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) effective July 1, 2000. In accordance with FIN 44, repriced stock options are accounted for as compensatory options using variable accounting treatment (see Note 9). In addition, deferred compensation is recorded for the intrinsic value of unvested stock options exchanged in a purchase business combination (see Note 9 and Note 14) and amortized over the vesting period.

New Accounting Pronouncements

FASB Statement 123 (Revision 2004), “Share-Based Payment,” (FAS 123 (R)), was issued in December 2004 and was to be effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS 148. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for FAS 123 (R). The new rule allows companies to implement FAS 123 (R) at the beginning of their next fiscal year, instead of their next reporting period beginning after June 15, 2005. The Company plans to adopt the new statement beginning in the first quarter of fiscal 2007. The Company believes the adoption of SFAS 123 (R) will have a material impact on its financial position and results of operations. The Company is currently in the process of estimating the value of the impact the adoption of SFAS 123 (R) will have on its financial position and results of operations.

In December 2004, the FASB issued two FASB Staff Positions related to the American Jobs Creation Act (“AJCA”). FSP No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities” (“FSP 109-1”) requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return.

FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” (“FSP 109-2”) allow companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and required specified disclosures for companies needing the additional time to complete the evaluations. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. Management does not believe the adoption of FSP 109-1 and FSP 109-2 will have a material impact on the Company’s financial condition or results of operations.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. Management does not believe the adoption of EITF 03-1 will have a material impact on the Company’s financial condition or results of operations.

2.   CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG TERM INVESTMENTS

The following is a summary of cash, cash equivalents and marketable securities as of February 28, 2005 and February 29, 2004 (in thousands):

	Unrealized
February 28, 2005	Cost	Gain	Loss	Market
Cash and cash equivalents:
Cash	$32,100	$—	$—	$32,100
Money market funds	44,842	—	—	44,842
Commercial paper	3,400	—	—	3,400
Total cash and cash equivalents	80,342	—	—	80,342
Marketable securities:
Auction rate securities:
Corporate notes	—	—	—	—
US treasury and agency	10,000	—	—	10,000
Total auction rate securities	10,000	—	—	10,000
Other marketable securities	39,914	—	(278)	39,636
Total marketable securities:	49,914	—	(278)	49,636
Total cash, cash equivalents and marketable securities	$130,256	$—	$(278)	$129,978

	Unrealized
February 29, 2004	Cost	Gain	Loss	Market
Cash and cash equivalents:
Cash	$53,185	$—	$—	$53,185
Money market funds	42,875	—	—	42,875
Commercial paper	1,499	—	—	1,499
Total cash and cash equivalents	97,559	—	—	97,559
Marketable securities:
Auction rate securities:
Corporate notes	3,100	—	—	3,100
US treasury and agency	38,325	—	—	38,325
Total auction rate securities	41,425	—	—	41,425
Other marketable securities	7,307	9	—	7,316
Total marketable securities	48,732	9	—	48,741
Total cash, cash equivalents and marketable securities	$146,291	$9	$—	$146,300

See “Cash and Cash equivalents” in Note 1 regarding certain reclassifications of auction rate securities made in fiscal 2005 and fiscal 2004.

Long-term investments are comprised of corporate debt securities and U.S. treasury and agency debt securities with original maturities in excess of one year. The following is a summary of long-term investments as of February 28, 2005 and February 29, 2004 (in thousands):

	Unrealized
February 28, 2005	Cost	Gain	Loss	Market
Long-term debt securities:
Corporate notes	$—	$—	$—	$—
US treasury and agency	5,952	—	(41)	5,911
Total long-term debt securities	$5,952	$—	$(41)	$5,911

	Unrealized
February 29, 2004	Cost	Gain	Loss	Market
Long-term debt securities:
Corporate notes	$6,967	$20	$—	$6,987
US treasury and agency	2,006	6	—	2,012
Total long-term debt securities	$8,973	$26	$—	$8,999

3.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the allowance for doubtful accounts for the fiscal years ended February 28 or 29, 2005, 2004 and 2003 was as follows (in thousands):

	February 28 or 29,
	2005	2004	2003
Beginning balance	$4,395	$7,007	$8,308
Write-offs and other adjustments	(834)	(2,868)	(6,433)
Increase in allowance—acquisitions	—	—	60
Provision for doubtful accounts charged to costs and expenses	4,044	256	5,072
Ending balance	$7,605	$4,395	$7,007

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	February 28 or 29,
	2005	2004
Information technology equipment and purchased software	$29,187	$27,079
Office furniture and equipment	8,751	13,695
Leasehold improvements	6,610	10,395
Total	44,548	51,169
Less: accumulated depreciation	(28,753)	(29,537)
Total property and equipment, net	$15,795	$21,632

Depreciation expense for fiscal 2005, 2004 and 2003 was approximately $7.3 million, $6.5 million and $8.2 million, respectively.

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

The Company capitalized software development costs of $9.6 million, $9.9 million and $10.5 million and recorded related amortization expense of $9.4 million, $9.0 million and $11.6 million for fiscal 2005, 2004 and 2003, respectively, in accordance with SFAS 86.

The total amortization expense for the Company’s capitalized software development costs for fiscal 2005, 2004 and 2003 include write-offs totaling approximately $0.3 million, $0.2 million and $1.2 million, respectively, of previously capitalized software development costs. These capitalized costs were deemed to exceed their future net realizable value as a result of new technologies developed by the Company and acquired in connection with acquisitions.

SOFTWARE DEVELOPED FOR INTERNAL USE

The Company capitalized internally developed software costs (excluding amounts acquired) of $0.3 million, $1.6 million and $0.5 million and recorded related amortization expense of $1.2 million, $1.1 million and $1.6 million for fiscal 2005, 2004 and 2003, respectively, in accordance with SOP 98-1.

During fiscal 2003, the Company wrote-off approximately $1.2 million of previously capitalized software developed for internal use (see Note 15).

6.   INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets subject to amortization as of February 28, 2005 and February 29, 2004 are as follows (in thousands):

	February 28 or 29,
	2005	2004
Acquired technology	$64,739	$64,739
Less: accumulated amortization	(50,923)	(37,716)
Acquired technology, net	$13,816	$27,023
Customer relationships	28,109	28,109
Less: accumulated amortization	(18,774)	(12,125)
Customer relationships, net	$9,335	$15,984

The changes in the carrying amount of goodwill for fiscal 2005 and 2004 are as follows (amounts in thousands):

	2005	2004
Beginning balance	$185,501	$187,438
Proceeds from settlement of acquisition escrow	—	(2,170)
Other	157	233
Ending balance	$185,658	$185,501

Amortization expense related to goodwill and other intangible assets was $19.9 million, $18.9 million and $17.5 million during fiscal 2005, 2004 and 2003, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets in future fiscal years are as follows (amounts in thousands):

	Fiscal Year Ending February 28 or 29,
	2006	2007	2008	2009	2010	Total
Amortization expense	$12,497	$7,146	$2,441	$914	$153	$23,151

In accordance with SFAS 142, the assembled workforce intangible asset was reclassified to goodwill and the Company no longer amortizes goodwill effective March 1, 2002.

GOODWILL IMPAIRMENT

On March 1, 2002, the Company adopted the provisions of SFAS 142, which required assembled workforce and certain other identifiable intangible assets to be reclassified as goodwill. The Company tests goodwill for impairment on an annual basis, coinciding with the Company’s fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the Company’s implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) below its carrying value.

The Company performed a test for goodwill impairment as of February 28, 2003, the Company’s annual date for goodwill impairment review and determined the implied fair value of the Company was less than stockholders’ equity, including goodwill, an indication that goodwill may be impaired. Therefore, the Company performed the second step of the impairment test. As a result, the Company recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with acquisitions to the estimated fair value as of that date. The goodwill impairment loss was determined by calculating the difference between: a) the implied fair value of the Company as of February 28, 2003 less the fair value of the net assets of the Company and b) the carrying value of goodwill. The fair value of the identifiable intangible assets of the Company were determined by an independent valuation. The implied fair value of the Company was estimated based on the closing quoted market price of the Company’s common stock on February 28, 2003 multiplied by the number of outstanding common shares (market capitalization) plus an implied control premium as if the Company were 100% owned by a single stockholder. The implied control premium used for purposes of measuring the implied fair value of the Company was determined by review of the premiums paid by other companies in past public technology and software acquisitions.

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

The Company performed a test for goodwill impairment at February 28, 2005, the Company’s annual date for goodwill impairment review and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of February 28, 2005, there was no impairment of goodwill. The Company will continue to test for impairment on an annual basis, coinciding with its fiscal year end, or on an interim basis, if circumstances change that would more likely than not reduce the implied fair value of the Company below its carrying value.

7.   LONG-TERM DEBT AND DEBT CONVERSION EXPENSE

5% Convertible Subordinated Notes.   The Company completed a private placement of $250.0 million of Notes in October and November 2000. The Notes bear interest at 5.0% per annum which is payable semi-annually. The Company had $175.5 million outstanding as of February 28, 2005 and February 29, 2004, respectively. The fair market value of the Notes was $161.2 million and $174.4 million on February 28, 2005 and February 29, 2004, respectively, based on market quotes. The Notes mature in November 2007 and are convertible into approximately 4.0 million shares of the Company’s common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the

Notes will be adjusted in the event that the Company issues common stock as a dividend or distribution with respect to its common stock, subdivides, combines or reclassifies its common stock, issues rights to its common stockholders to purchase common stock at less than market price, makes certain distributions of securities, cash or other property to its common stockholders (other than ordinary cash dividends), or makes certain repurchases of common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require the Company or its successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants.

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

At the conversion price of $44.06 per share, the $74.5 million of Notes exchanged would have been convertible into 1,690,780 shares of common stock. For accounting purposes, the additional 8,034,970 shares of common stock that the Company issued in these transactions are considered an inducement for the holders to convert their Notes, which required the Company to record a non-operating expense equal to the fair value of the additional shares issued to the holders. Accordingly, the Company recorded a non-cash debt conversion expense of approximately $59.8 million during the twelve months ended February 29, 2004. These transactions resulted in a $74.5 million reduction of the Notes outstanding and increased stockholders’ equity by $74.5 million. The 9,725,750 shares of common stock issued in these transactions represented approximately 11.9% of the shares outstanding as of February 29, 2004.

Line of Credit.   The Company had a one-year unsecured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank (“SVB”) for $15.0 million which expired on March 30, 2005. Under the terms of the Credit Facility, the Company could request cash advances, letters of credit, or both. The Credit Facility requires the Company to comply with financial covenants including (i) a minimum tangible net worth requirement and (ii) a minimum ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities, plus long-term indebtedness to SVB and outstanding letters of credit, minus deferred revenue, of at least 1.75 to 1.0. On September 22, 2004, the Company and SVB amended the terms of the Credit Facility to change the minimum tangible net worth (defined as the total consolidated assets of the Company minus goodwill, capitalized software costs, other intangible assets and total liabilities plus convertible debt and up to $10.0 million in exit and disposal accruals) requirement to $120.0 million as of November 30, 2004 and $120.0 million plus 50% of net quarterly GAAP profit for the quarter ended February 28, 2005. The Company was in compliance with all financial covenants as of February 28, 2005 and February 29, 2004. There were no cash draws outstanding under the Credit Facility as of February 28, 2005 and February 29, 2004. As of February 28, 2005 and February 29, 2004, the Company had $9.5 million and $9.9 million, respectively, in letters of credit outstanding under the Credit Facility to secure its lease obligations for certain office space.

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

The Company had an additional credit agreement (the “Equipment Line”) with SVB, as amended, which expired on March 31, 2003, under which the Company was permitted to borrow up to $5.0 million for the purchase of equipment. During fiscal 2003, the Company borrowed $2.9 million under the Equipment Line. Amounts borrowed under the Equipment Line in fiscal 2003 accrue interest at a rate equal to the greater of the three-year treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. The principal balance remaining as of February 28, 2005 and February 29, 2004 was approximately $0.7 million and $1.7 million, respectively. The financial covenants for the Equipment Line are the same as the financial covenants for the Credit Facility. The Company was in compliance with all financial covenants as of February 28, 2005 and February 29, 2004.

On April 8, 2005, the Company renewed the Credit Facility (the “New Credit Facility”) with SVB for $15.0 million and a two year term effective March 29, 2005. Under the terms of the New Credit Facility, the Company may request cash advances, letters of credit, or both. Borrowings under the New Credit Facility accrue interest at the prime rate plus 0.5%. The New Credit Facility requires the Company to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) our ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0.

The New Credit Facility requires the Company to maintain $50.0 million in funds with SVB Asset Management and its affiliates. The New Credit Facility also restricts the amount of additional debt the Company can incur and restricts the amount of cash that the Company can use for acquisitions and for the repurchase of convertible debt. Under the terms of the New Credit Facility, the Company retains the right to terminate the facility at any time upon repayment of any advances and the posting of cash collateral for any outstanding letters of credit. Under the New Credit Facility, SVB has the right to obtain a lien on all of the Company’s assets, other than intellectual property, upon an occurrence of default, unless the Company terminates the facility as provided above. The New Credit Facility also provides that, upon an event of default, the Company is prohibited from paying a cash dividend to the Company’s shareholders.

Additionally, the New Credit Facility includes a provision for supplemental equipment advances, under which the Company is able to borrow up to an additional $5.0 million for the purchase of equipment, office furniture and other capital expenditures. Amounts may be borrowed for such capital expenditures through December 31, 2005 and accrue interest at a fixed interest rate equal to 7.75% annually. Equipment advances will be repaid monthly over a 36 month-period, beginning in the month following the advance. The financial covenants for the supplemental equipment advances are the same as the financial covenants for the New Credit Facility.

Prior to entering into the credit facility agreement with SVB, the Company had a credit facility agreement with Bank of America (“BOA”) that expired on February 26, 2003. As of February 28, 2003, the Company had $13.0 million in outstanding letters of credit with BOA which were fully collateralized. In March 2003, $9.3 million of outstanding letters of credit with BOA were transferred to SVB. The remaining $3.3 million in outstanding letters of credit was used to secure a lease obligation for certain international office space. During the year ended February 29, 2004, the Company was informed by BOA that BOA would not renew the letter of credit and the holder would not accept a replacement for the letter of credit from another bank on terms that were favorable to the Company. During fiscal 2004, the holder requested a cash draw for the full amount of the letter of credit. Accordingly, $3.7 million and $3.3 million was recorded as a deposit in non-current assets in the Consolidated Balance Sheet as of February 28, 2005 and February 29, 2004, respectively.

8.   COMMITMENTS AND CONTINGENCIES

Commitments.   The Company leases office space, office equipment and automobiles under operating leases and various computers and other equipment under capital leases. Aggregate property acquired through capital leases amounted to $7.9 million and $6.2 million at February 28, 2005 and February 29, 2004, respectively, and has been included in purchased software and office furniture and equipment (see Note 4). Total accumulated amortization relating to these leases was $3.7 million and $2.5 million as of February 28, 2005 and February 29, 2004, respectively.

Rent expense for fiscal 2005, 2004 and 2003, was approximately $13.6 million, 19.7 million and $27.5 million, respectively. The future minimum lease payments under these capital and operating leases for each of the succeeding fiscal years beginning March 1, 2005 are as follows (in thousands):

	Capital	Operating
Fiscal Year	Leases	Leases
2006	$2,029	$14,849
2007	1,371	13,383
2008	426	11,599
2009	—	9,571
2010	—	9,489
Thereafter	—	35,823
Total minimum lease payments	3,826	94,714
Less amounts representing interest	(253)	—
Less sublease income	—	(12,453)
Net minimum lease payments(1)	$3,573	$82,261

(1)          Approximately $1.9 million and $1.7 million is included in other current liabilities and long-term debt and capital leases, respectively, in the consolidated balance sheet as of February 28, 2005.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnifications provisions and no material claims are outstanding as of February 28, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payment will not have a material adverse effect on the Company’s operating performance or financial condition.

Product Warranty.   The Company generally warrants its software products. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

9.   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 4,620,253 shares of $.01 par value preferred stock. As of February 28, 2005, no preferred shares were outstanding.

Common Stock

The Company has authorized 300,000,000 shares of $.002 par value common stock. No cash dividends on common stock have been declared or paid in any of the fiscal years presented.

Warrants and Customer Stock Issuances

In connection with the acquisition of Talus Solutions, Inc. (“Talus”) in fiscal 2001, the Company assumed warrants issued to purchase up to 65,000 shares of the Company’s common stock for certain past services rendered by outside consultants and the issuance of certain notes payable. On February 28, 2001, warrants to purchase 49,096 shares were exercised. As of February 28, 2005, warrants to purchase up to 8,879 shares were exercisable and have exercise prices ranging from $6.83 to $16.90 and expire between May 2005 and June 2005.

In March 2004, the Company entered into an amendment to an existing alliance agreement with International Business Machines Corporation (“IBM”) under which the companies will develop, market, sell and deliver demand and supply chain solutions globally. In connection with entering into the amendment to the alliance agreement, the Company issued a warrant (the “Warrant”) to IBM to acquire 250,000 shares of the Company’s common stock at a per share purchase price of $8.51, in reliance upon an exception provided under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The Warrant is immediately exercisable, expires March 12, 2009, and provides for customary registration and indemnification rights and certain limited transfer rights. The fair value of the Warrant of $1.1 million is being recognized as operating expense over the three-year service period of the alliance agreement. The fair value of the Warrant was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.79%; dividend yield of zero; volatility of 99%; and a Warrant life of five years. The Company recorded $0.4 million in amortization expense associated with the Warrant in fiscal 2005.

Employee Stock Purchase Plan

In October 1994, the Company adopted an employee stock purchase plan (“ESPP”) that authorizes the Company to sell up to 2,000,000 shares of common stock to employees through voluntary payroll withholdings. The stock price to be paid by employees is equal to 85% or 95% of the lower of the average market price as reported on the National Association of Securities Dealers Automated Quotation System for either the first or last day of each six-month withholding period. Payroll deductions may not exceed the lesser of 10% of a participant’s compensation or $25,000 per year. The employee stock purchase plan was suspended as of June 30, 2003. At the 2004 Annual Meeting of Shareholders, the shareholders of the Company approved the 2004 Employee Stock Purchase Plan of Manugistics Group, Inc. that authorizes the Company to sell up to 3,000,000 shares of common stock to employees through voluntary payroll withholdings. Participation commenced on September 1, 2004. The number of shares purchased under these plans by employees totaled 163,015 shares, 211,589 shares and 428,972 shares in fiscal 2005, 2004 and 2003, respectively. The weighted average estimated fair value of shares purchased in fiscal 2005, 2004 and 2003 was $0.52, $2.23 and $3.96, respectively.

Stock Options

Effective September 13, 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan (“2000 Plan”) under which non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to 8.0 million new shares of common stock at prices not less than fair market value at the time of grant. Effective July 24, 1998, the Company adopted the 1998 Plan under which incentive and non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to 10.5 million new shares of common stock at prices not less than the fair market value at the time of grant. In April 2001, the Board of Directors of the Company adopted a proposed amendment to the 1998 Stock Option Plan (“1998 Plan”) to increase the number of shares of Common Stock reserved for issuance to 20,475,800. In addition, the Board of Directors approved the termination of the 2000 Plan. The terms of the 2000 Plan remain in effect for options outstanding at the termination date. Prior to the adoption of the 1998 Plan, the Company had additional plans under which it granted stock options including the 1994 Employee Stock Option Plan (“1994 Plan”), the 1994 Outside Directors Non-qualified Stock Option Plan (“1994 Director Plan”) and the 1994 Executive Incentive Stock Option Plan (“1994 Executive Plan”). No new options will be granted under these additional stock option plans, which will remain in effect with respect to options outstanding under such plans until such options are exercised, terminated or expire. Options under the employee option exchange program (see below) were granted under the 1998 Plan and the 2000 Plan. As of February 28, 2005, the Company has cumulatively granted options of 4.4 million shares under the 2000 Plan, 18.7 million shares under the 1998 Plan, 12.3 million shares under the 1994 Plan, 763,000 shares under the 1994 Director Plan and 369,332 shares under the 1994 Executive Plan.

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

During fiscal 2004, 2001 and 2000, the Company granted non-qualified stock options in the amount of 400,000, 770,000 and 7.3 million shares, respectively, to several of the Company’s executive officers and employees. These stock option grants were approved by the Company’s Board of Directors and were not granted under any of the above-mentioned stock option plans. These shares vest and become exercisable over periods ranging from immediate vesting to one hundred percent vesting upon the earlier of achievement of certain pre-defined performance targets or seven years from the date of grant. As of February 28, 2005, 5.3 million of these options were outstanding. No options of this nature were granted in fiscal 2005, fiscal 2003 and fiscal 2002.

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

Under FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” (“FIN 44”), which is retroactive to option repricings effected after December 15, 1998, companies are required to treat repriced options as compensatory options accounted for using variable accounting treatment. As a result, the Company will record non-cash stock compensation (benefit) expense, over the term of the option, based upon changes in the market price of its common stock over the market price at June 30, 2000 ($23.38 per share). As of February 28, 2005, the Company had approximately 372,900 repriced options outstanding. Since the stock price at the beginning and end of each of the fiscal 2005 quarters was below $23.38, no charge or benefit was recorded during fiscal 2005.

As part of the Talus acquisition, the Company assumed all outstanding stock options, which were converted into Manugistics’ stock options. Options to purchase approximately 631,000 shares of Manugistics’ common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $0.2 million, $1.8 million and $3.4 million fiscal 2005, 2004 and 2003, respectively. All of the outstanding options related to the Talus acquisition are fully vested and all compensation expense has been recognized as of February 28, 2005.

A summary of the status of the Company’s stock option plans and changes during the fiscal years is presented below with share amounts in thousands:

	February 28 or 29,
	2005		2004		2003
	Options to		Options to		Options to
	Purchase	Wtd. Avg.	Purchase	Wtd. Avg.	Purchase	Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding at beginning of year	16,970	$6.86	20,655	$13.38	22,360	$16.16
Options granted at market value	5,680	2.89	5,473	5.87	3,153	5.11
Exercised	(160)	3.62	(1,726)	4.68	(566)	6.36
Cancelled	(3,086)	6.14	(7,432)	24.74	(4,292)	22.68
Outstanding at end of year	19,404	$5.84	16,970	$6.87	20,655	$13.38
Exercisable at end of year	11,120	$7.23	10,220	$7.49	11,482	$13.19

Restricted Stock Program

In June 2003, the Company’s Board of Directors approved an amendment to the Company’s 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by stockholders at the Company’s 2003 Annual Meeting of Shareholders on July 29, 2003. During fiscal 2005, the Company issued 1.3 million shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in three equal annual increments over three years from the date of grant. The total value of the fiscal 2005 restricted stock awards granted of approximately $2.6 million was computed using the closing stock price on the date of grant and a 22% estimated forfeiture rate and was recorded as a component of deferred compensation. The related compensation expense will be recognized over the vesting period. Additionally in fiscal 2005, 333,000 shares were issued to the new Chief Executive Officer, resulting in an increase in deferred compensation in stockholders’ equity of $0.9 million, which will be recognized over the vesting period. All restricted shares issued to the Chief Executive Officer fully vest on January 1, 2006.

On October 17, 2003, the Company issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in four equal increments over four years from the date of grant, with the first increment vesting on April 17, 2005. The total value of the 2003 restricted stock awards granted of approximately $1.3 million was computed using the closing stock price on the date of grant and was recorded as a component of deferred compensation. The related compensation expense will be recognized and amortized over the vesting period. The Company recorded $1.2 million and $0.3 million in compensation expense related to restricted shares outstanding during the fiscal years ended February 28, 2005 and February 29, 2004, respectively.

Stock Option-Based Compensation

As permitted under SFAS No. 123, as amended by SFAS 148, the Company continues to account for stock option-based compensation to employees in accordance with APB Opinion No. 25, under which no compensation expense is recognized, since the exercise price of options granted is equal to or greater than the fair market value of the underlying security on the grant date. Pro forma information regarding net loss and loss per share as if the fair value method had been applied in accordance with SFAS 123 is required by SFAS 148, which uses the fair value method. The fair value of the Company’s stock option-based awards to employees was estimated as of the date of grant using the Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option pricing model include that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company’s stock option-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option-based awards.

Had compensation cost for these plans been recorded, the Company’s net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

	February 28 or 29,
	2005	2004	2003
Net loss, as reported	$(55,271)	$(103,800)	$(212,239)
Add: Stock-based compensation expense included in reported net loss, net of tax	168	1,799	3,426
Less: Stock-based compensation, net of tax	(6,301)	(2,611)	(26,564)
Pro forma net loss	$(61,404)	$(104,612)	$(235,377)
Basic and diluted loss per share, as reported	$(0.67)	$(1.43)	$(3.04)
Basic and diluted loss per share, pro forma	$(0.75)	$(1.44)	$(3.37)

Fiscal 2005, 2004 and 2003 pro forma amounts include $37 thousand, $170 thousand and $557 thousand, respectively, related to the purchases under the employee stock purchase plan.

The weighted average fair value of options granted in fiscal 2005, 2004 and 2003 was $1.62, $3.28 and $3.48 per share, respectively. The fair value of options granted was estimated assuming no dividends and using the following weighted-average assumptions for each of the fiscal years presented:

	OPTIONS			ESPP
	2005	2004	2003	2005	2004	2003
Risk-free interest rates	3.12%	2.51%	2.53%	2.028%	1.357%	1.75%
Expected term	4.37 years	4.53 years	3.95 years	3 months	6 months	6 months
Volatility	.7399	.9423	1.01	.5498	.8492	.8705

A summary of the weighted average remaining contractual life and the weighted average exercise price of options outstanding as of February 28, 2005 is presented below with share amounts in thousands:

		Weighted Avg.
	Number	Remaining	Weighted Avg.	Number	Weighted Avg.
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 2/28/05	Life	Price	at 2/28/2005	Price
$0.0000 - $2.5850	3,972	9.6	$2.56	431	$2.52
$2.5950 - $3.9063	4,200	5.8	3.59	3,077	3.86
$3.9219 - $5.5350	4,331	6.8	4.85	2,252	4.77
$5.5500 - $6.9688	3,938	7.0	6.25	2,473	6.15
$6.9700 - $56.375	2,963	4.9	14.31	2,887	14.38
$ 0.000 - $56.375	19,404	6.9	$5.84	11,120	$7.23

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

Options cancelled in the exchange program and the new options have been treated as fixed option awards for accounting purposes as the new options were granted six months and five days after the cancellation date and any options granted after August 9, 2002 (the “look back period”) were required to be exchanged in order to participate in the program. Therefore, no compensation expense was recorded as a result of the program.

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

11.   RETIREMENT PLANS

The Company has two defined contribution retirement savings plans (one in the U.S. and another in the U.K.) under the terms of which the Company matches a percentage of the employees’ qualified contributions. New employees are eligible to participate in the plans upon completing one month of service. The Company’s contribution to the plans totaled $1.4 million, $1.8 million and $2.1 million for fiscal 2005, 2004 and 2003, respectively.

12.   INCOME TAXES

Income Tax Provision. The components of the income tax provision are as follows (in thousands):

	Fiscal year ended February 28 or 29,
	2005	2004	2003
Current:
Federal	$—	$147	$(799)
State	100	150	150
Foreign	625	1,017	1,717
Total current	$725	$1,314	$1,068
Deferred:
Federal	$—	$—	$15,558
State	—	—	2,082
Foreign	—	—	2,710
Total deferred	$—	$—	$20,350
Total provision for income taxes	$725	$1,314	$21,418

Loss before income taxes includes losses from foreign operations of approximately $10.9 million, $0.5 million and $20.0 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 28 or 29,
	2005	2004
Deferred tax assets:
Accrued expenses	$4,447	$5,872
Operating loss carryforwards:
Domestic	124,460	132,974
Foreign	25,119	29,890
Exit and disposal charges	11,321	9,681
Tax credit carryforwards	5,787	5,787
Stock-based transactions	5,096	4,767
Investment losses	4,186	4,186
Depreciation and amortization	38,264	24,620
Software development costs	—	3,052
Other temporary differences	5,802	2,601
Deferred tax assets	224,482	223,430
Less: valuation allowance	(200,699)	(208,389)
Total deferred tax assets	23,783	15,041
Deferred tax liabilities:
Acquired intangibles	(12,381)	(12,381)
Software development costs	(9,452)	—
Other	(1,950)	(2,660)
Total deferred tax liabilities	(23,783)	(15,041)
Net deferred tax assets	$—	$—

Deferred tax assets of approximately $47.7 million pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. The Company has provided a valuation allowance on these deferred tax assets. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income tax payable stemming from the utilization of these losses. When realized, the tax benefits of these credits and losses will be accounted for as a credit to stockholders equity rather than as a reduction of the income tax provision.

Changes in the valuation allowance during fiscal 2005 are as follows (in thousands):

Balance, February 29, 2004	$208,389
Current year operations	13,955
Exit and disposal activities	1,668
Debt conversion	(23,737)
Stock option exercises	183
Other	241
Balance, February 28, 2005	$200,699

At February 28, 2005, the Company had a total of approximately $313.0 million of U.S. federal and $78.0 million of foreign net operating losses available to offset future taxable income in those respective taxing jurisdictions. The federal net operating losses expire during the fiscal years 2012 to 2025. In addition to maintaining a full valuation allowance against the net deferred tax assets, the net operating losses may also be subject to further limitations under Internal Revenue Code 382 should there be a change in ownership pertaining to a single holder of 5% of the Company’s common stock. Approximately $10.1 million of the foreign net operating losses expire during the calendar years 2006 to 2014, while the remaining foreign net operating losses are available in perpetuity. The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside of the U.S. Accordingly, no U.S. income tax on these earnings has been provided.

The Company also has $4.5 million of research and development tax credit carryforwards, which expire between calendar years 2011 and 2022, and $1.3 million of foreign tax credit carryforwards that expire in calendar year 2005.

Statutory Rate Reconciliation. The difference between the reported amount of income tax expense and the amount of income tax expense that would result from applying statutory U.S. federal tax rate of 35% is summarized as follows (in thousands):

	February 28 or 29,
	2005	2004	2003
Benefit for income taxes computed at statutory rate	$(19,091)	$(35,870)	$(66,787)
Increase (reduction) in taxes resulting from:
State income taxes (benefit), net of federal provision (benefit)	100	150	(293)
Foreign exchange rate differential	2,542	1,321	849
Net change in valuation allowance	(7,690)	35,987	54,258
Impact of debt conversion and other permanent differences	23,821	—	—
Goodwill amortization and impairment	—	—	33,722
Other	1,043	(274)	(331)
Provision for income taxes	$725	$1,314	$21,418

13.   OTHER EXPENSE

Other expense consists of the following (in thousands):

	February 28 or 29,
	2005	2004	2003
Interest income	$2,350	$1,673	$3,635
Interest expense	(10,242)	(13,839)	(14,127)
Exchange gain (loss)	351	(1,609)	2,309
Other	227	320	241
Total other expense	$(7,314)	$(13,455)	$(7,942)

14.   ACQUISITIONS

During the three years ended February 28, 2005, the Company completed the following transactions:

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

15.   EXIT AND DISPOSAL ACTIVITIES

The following table sets forth a summary of total exit and disposal charges, payments made against those charges and the remaining liabilities as of February 28, 2005 (amounts in thousands):

		Charges and		Non-cash
		adjustments to	Utilization of	activity disposal
		charges in twelve	cash in twelve	losses in twelve
	Balance as of	months ended	months ended	months ended	Balance as of
All Plans	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2005	Feb. 28, 2005	Feb. 28, 2005
Lease obligations and terminations(1)	$18,636	$8,119	$(8,481)	$—	$18,274
Severance and related benefits	82	6,064	(3,834)	—	2,312
Impairment charges and write-downs	—	2,742	—	(2,742)	—
Other	58	387	(362)	—	83
Subtotal	$18,776	$17,312	$(12,677)	$(2,742)	20,669
Reclassification of deferred rent	729				1,162
Total	$19,505				$21,831

(1)          Certain accrued lease obligations extend through fiscal year 2019.

Plan FY05 Q2 Exit and Disposal Plans (“FY05 Q2 Plans”).   In order to further adjust the Company’s cost structure and resource allocation, to increase efficiencies and reduce excess office space in response to current business conditions as well as a decline in certain of our key financial metrics discussed previously, (see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS”) in the second quarter of fiscal 2005 the Company announced and began implementing the FY05 Q2 Plans. Actions taken included the involuntary termination of employees across most business functions and abandoning excess office space deemed no longer in use.

Involuntary terminations.   During fiscal 2005, the Company involuntarily terminated a total of 127 employees across most functional areas throughout the company, or approximately 14.2% of the total headcount at the end of fiscal 2004. 96 of the involuntarily terminated employees were located in the U.S., 11 employees were located in the United Kingdom, 15 employees were located in Europe, four employees were located in Asia and one was located in Canada. As a result of the involuntary terminations, the Company recorded severance and benefit related charges of approximately $6.0 million. Three of the terminated employees had employment contracts that defined the amount of severance and related benefits they would receive upon termination. The severance and related benefits for employees with employment contracts were accrued at August 31, 2004 in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) as the amounts were both probable and estimable. Additionally, there were 23 employees who were required to render service beyond the earlier of their termination date or minimum retention period of 60 days, as defined by SFAS 146. The severance cost for these employees is recognized and accrued over the required service period in accordance with SFAS 146. All terminated employees were notified within the requisite time period as proscribed by SFAS 146 and except for those 23 employees noted above, all other employees were not required to render service to the Company for severance and related benefits beyond the earlier of their termination date or a minimum retention period of 60 days.

Excess office space.   The Company recorded charges, net of adjustments, totaling approximately $8.5 million related to consolidating certain office space and abandoning excess capacity deemed no longer in use. The Company recorded the charge for excess office space for properties located in San Carlos, California, Calabassas, California, Rockville, Maryland and Bracknell, United Kingdom. The Company permanently vacated the office space located in Munich, Germany, Stockholm, Sweden and The Philippines and consolidated certain office space in Tokyo, Japan. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. The estimated sublease income amounts requires judgment and include assumptions regarding the period of sublease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, the Company will review these estimates periodically and make adjustments, as necessary, to reflect managements best estimates. In connection with the abandonment of the excess office space, the Company recorded a write-down of certain property plant and equipment and leasehold improvements in accordance with SFAS 144. Total charges for the write-down of certain property, plant and equipment and leasehold improvements were approximately $2.5 million and included a benefit of approximately $0.4 million related to the sale of the Company’s right to certain fractional shares of a jet.

Other contract termination cost.   The Company recorded approximately $0.3 million in contract termination-related costs primarily related to the termination of the Fall 2004 Envision Series Conference.

The following table sets forth a summary of the FY05 Q2 Plans exit and disposal charges, payments made and the remaining liabilities as of February 28, 2005 (amounts in thousands):

		Charges and		Non-cash
		adjustments to	Utilization of	activity disposal
		charges in twelve	cash in twelve	losses in twelve
	Balance as of	months ended	months ended	months ended	Balance as of
FY05 Q2 Plan	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2005	Feb. 28, 2005	Feb. 28, 2005
Lease obligations and terminations(1)	$—	$8,501	$(1,174)	$—	$7,327
Severance and related benefits	—	6,045	(3,733)	—	2,312
Impairment charges and write-downs	—	2,496	—	(2,496)	—
Other	—	266	(183)	—	83
Subtotal	$—	$17,308	$(5,090)	$(2,496)	9,722
Reclassification of deferred rent	—				352
Total	$—				$10,074

(1)          Includes $26 thousand of accretion expense in adjustments to charges in the twelve months ended February 28, 2005.

In accordance with SFAS 146, in periods subsequent to the initial recording of the FY05 Q2, FY04 Q4 and FY04 Q1 Plans facilities charge, the Company will recognize accretion expense due to the passage of time. Accretion expense will be recorded as an additional restructuring-related expense and increase to restructuring liabilities.

Plan FY04 Q4 Exit and Disposal Plan (“FY04 Q4 Plan”).   During the three months ended February 29, 2004, the Company announced and implemented the FY04 Q4 Plan designed to further adjust its cost structure and resource allocation to increase efficiencies and reduce excess office space. Actions taken included reductions in workforce through involuntary terminations, further consolidation of the Company’s U.S. product development functions to the corporate headquarters in Rockville, Maryland and abandoning excess office space deemed no longer in use.

Involuntary terminations.   The Company involuntarily terminated seven employees within the product development function as a result of further consolidating the product development function from Wayne, Pennsylvania to Rockville, Maryland. The Company recorded a charge for severance and related benefits of approximately $0.1 million. All terminated employees were notified within the requisite time period as proscribed by SFAS 146 and were not required to render service to the Company for severance and related benefits beyond the earlier of their termination date or a minimum retention period of 60 days.

Excess office space.   The Company recorded charges totaling approximately $5.6 million related to consolidating certain office space and abandoning excess capacity deemed no longer in use. The Company recorded the charge for excess office space for properties located in Atlanta, Georgia; Itasca, Illinois; Calabasas, California; and Bracknell, United Kingdom. The Company permanently vacated the office space located in Wayne, Pennsylvania and the remaining office space in Irving, Texas and Detroit, Michigan. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. The estimated sublease income amounts requires judgment and include assumptions regarding the period of sublease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, the Company will review these estimates periodically and make adjustments, as necessary, to reflect management’s best estimates. In connection with the abandonment of the excess office space, the Company recorded a write-down of certain property, plant and equipment and leasehold improvements in accordance with

SFAS 144. Total charges for the write-down of certain property, plant and equipment and leasehold improvements were approximately $1.1 million.

Other.   Other exit and disposal related costs were $0.1 million.

Adjustments to charges.   During the 12 months ended February 28, 2005, the Company recorded the following adjustments to the FY04 Q4 Plan:

•       $(0.4) million benefit related to a lease termination settlement with our landlord for our Itasca, Illinois property, (the total benefit recorded related to this settlement was $(2.8) million, the remaining $(2.4) million benefit was related to the Prior Plans discussed below.

•       $(0.5) million benefit primarily related to changes in sublease income estimates for our Atlanta, Georgia and Wayne, Pennsylvania properties, related to signing subleases with sublessors in the fourth quarter of fiscal 2005.

•       $0.6 million charge related to changes in sublease income estimate related to our Calabassas, California, Detroit, Michigan and Bracknell United Kingdom properties.

•       $0.2 million charge related to other miscellaneous costs and accretion expense.

The following table sets forth a summary of the FY04 Q4 Plan exit and disposal charges, payments made and the remaining liabilities as of February 28, 2005 (amounts in thousands):

		Charges and		Non-cash
		adjustments to	Utilization of	activity disposal
		charges in twelve	cash in twelve	losses in twelve
	Balance as of	months ended	months ended	months ended	Balance as of
FY04 Q4 Plan	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2005	Feb. 28, 2005	Feb. 28, 2005
Lease obligations and terminations(1)	$5,338	$(162)	$(1,907)	$—	$3,269
Severance and related benefits	24	19	(43)	—	—
Other	58	105	(163)	—	—
Subtotal	$5,420	$(38)	$(2,113)	$—	3,269
Reclassification of deferred rent	225				225
Total	$5,645				$3,494

(1)          Includes $131 thousand of accretion expense in adjustments to charges in the twelve months ended February 28, 2005.

Plan FY04 Q1 Exit and Disposal Plan (“FY04 Q1 Plan”).   During the three months ended May 31, 2003, the Company announced and implemented the FY04 Q1 Plan designed to further adjust its cost structure and resource allocation to increase efficiencies and reduce excess office space. Actions taken included reductions in workforce through involuntary terminations, further consolidation of the Company’s U.S. product development functions to the corporate headquarters in Rockville, Maryland and abandoning excess office space deemed no longer in use.

Involuntary terminations.   The Company involuntarily terminated 72 employees across most functional areas within the company. Involuntary terminations by geography consisted of 66 employees in the U.S., three in Mexico, two in Canada and one in Japan. The Company recorded a charge for severance and related benefits of approximately $1.3 million. All terminated employees were notified within the requisite time period as proscribed by SFAS 146 and were not required to render service to the Company for severance and related benefits beyond the earlier of their termination date or a minimum retention period of 60 days.

Excess office space.   The Company recorded charges totaling approximately $5.9 million related to consolidating certain office space and abandoning excess capacity deemed no longer in use. The Company recorded the charge for excess office space for properties located in Rockville, Maryland, San Carlos, California, Atlanta, Georgia, Irving, Texas and Detroit, Michigan. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. The estimated sublease income amounts requires judgment and include assumptions regarding the period of sublease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, the Company will review these estimates periodically and make adjustments, as necessary, to reflect managements best estimates. In connection with the abandonment of the excess office space, the Company recorded a write-down of certain property, plant and equipment and leasehold improvements in accordance with SFAS 144. Total charges for the write-down of certain property, plant and equipment and leasehold improvements were approximately $3.2 million.

Adjustments to charges.   During the twelve months ended February 28, 2005, the Company recorded adjustments of approximately $0.6 million related to changes in sublease income estimates for its properties located in San Carlos, California, Detroit, Michigan and Atlanta, Georgia and accretion expense. During the twelve months ended February 29, 2004, the Company recorded adjustments of approximately $0.2 million primarily related to changes in sublease income estimates.

The following table sets forth a summary of FY04 Q1 Plan exit and disposal charges, payments made and the remaining liabilities as of February 28, 2005 (amounts in thousands):

		Charges and		Non-cash
		adjustments to	Utilization of	activity disposal
		charges in twelve	cash in twelve	losses in twelve
	Balance as of	months ended	months ended	months ended	Balance as of
FY04 Q1 Plan	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2005	Feb. 28, 2005	Feb. 28, 2005
Lease obligations and terminations(1)	$3,632	$622	$(737)	$—	$3,517
Severance and related benefits	40	—	(40)	—	—
Subtotal	$3,672	$622	$(777)	$—	3,517
Reclassification of deferred rent	504				504
Total	$4,176				$4,021

(1)          Includes $140 thousand of accretion expense in adjustments to charges in the twelve months ended February 28, 2005.

Plans FY03, FY02 and FY99 Exit and Disposal Plans (the “Prior Plans”).   During fiscal years 2003, 2002 and 1999, the Company announced and implemented three, two and two exit and disposal plans, respectively, designed to further adjust its cost structure and resource allocation to increase efficiencies and reduce excess office space. Actions taken included reductions in workforce through involuntary terminations, further consolidation of the Company’s U.S. product development functions to the corporate headquarters in Rockville, Maryland and abandoning excess office space deemed no longer in use.

Involuntary terminations.   The Company involuntarily terminated 918 employees and recorded approximately $14.3 million in charges related to severance and related benefits while implementing the Prior Plans. A summary of involuntary terminations related to the Prior Plans is as follows:

•       In fiscal 2003, the Company involuntarily terminated 343 employees across most functional areas within the company and recorded a charge for severance and related benefits of approximately $7.9 million.

•       In fiscal 2002, the Company involuntarily terminated 163 employees across most functional areas within the company and recorded a charge for severance and related benefits of approximately $2.3 million.

•       In fiscal 1999, the Company involuntarily terminated 412 employees across most functional areas within the company and recorded a charge for severance and related benefits of approximately $4.1 million.

Excess office space.   The Company recorded charges totaling approximately $32.5 million related to consolidating certain office space and abandoning excess capacity deemed no longer in use. These costs include management’s best estimates of expected sublease income. A summary of facility charges and facility abandonments related to the prior plans is as follows:

•       In fiscal 2003, the Company recorded a charge of approximately $8.6 million related to excess office space deemed no longer in use for Bracknell, United Kingdom; San Carlos, California; and Atlanta, Georgia and the expected loss of sublease rental income from a previously closed office in Bracknell, United Kingdom. The charge also related to permanently vacated offices located in Ratingen, Germany; Milan, Italy; and Denver, Colorado. The facility charges were offset by a credit of approximately $0.7 million related to the reduction of a previously recorded office space liability assumed as part of the Talus Solutions, Inc. (“Talus”) acquisition where the landlord subsequently agreed to reduce the remaining office space and lease obligation held by the Company. In connection with the abandonment of the excess office space, the Company recorded a write-down of certain property, plant and equipment and leasehold improvements in accordance with SFAS 144. Total charges for the write-down of certain property, plant and equipment and leasehold improvements were approximately $1.3 million. Additionally, the Company recorded an impairment charge of approximately $1.2 million related to the discontinued use of certain internal software used by its sales force that was replaced with another tool. The remaining book value of $0.7 million was amortized over its remaining useful life;

•       In fiscal 2002, the Company recorded a charge of approximately $3.7 million related to excess office space deemed no longer in use for office space located in Itasca, Illinois and Ottawa, Canada and $0.1 million related to the closure and abandonment of certain leased facilities; and

•       In fiscal 1999, the Company recorded a charge of approximately $20.2 million related to excess office space deemed no longer in use for office space located in Itasca, Illinois and Ratingen, Germany. Additionally, in connection with the fiscal 1999 exit and disposal plan, the Company recorded impairment charges and write-downs of approximately $9.1 million related to its property and equipment, leasehold improvements, goodwill and certain capitalized software development costs in accordance with Statement of Financial Accounting Standards No. 121 (“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”) (“SFAS 121”).

Other.   In connection with the Prior Plans, the Company recorded contract termination and other related exit and disposal costs of $0.9 million in FY03, $0.5 million in FY02 and $0.4 million in FY99.

Adjustments to charges.   During the twelve months ending February 28, 2005, the Company recorded adjustments to the Prior Plans totaling $(0.6) million related to the following:

•       $(2.4) million benefit related to a lease termination settlement with our landlord for our Itasca, Illinois property, (the total benefit recorded related to this settlement was $(2.8) million, the remaining $(0.4) million benefit was related to Q4 FY04 Plan previously discussed) in addition to recording approximately $0.2 million related to a write-down of certain furniture, fixtures and leasehold improvements.

•       $1.9 million in net charges for changes in estimated sublease income related to properties located in San Carlos, California; Munich, Germany; Atlanta, Georgia and Braknell, United Kingdom.

•       $(0.3) million benefit related to a partial lease termination with our landlord for our facility located in Ratingen, Germany.

During the twelve months ending February 29, 2004, the Company recorded adjustments of approximately $1.2 million for changes in estimated sublease income for properties located in San Carlos, California; Atlanta, Georgia and Bracknell, United Kingdom. Additionally, the Company recorded severance and benefit related adjustments of $(0.6) million and other exit and disposal related adjustments of $0.5 million.

The following table sets forth a summary of the Prior Plans exit and disposal charges, payments made and the remaining liabilities as of February 28, 2005 (amounts in thousands):

		Charges and		Non-cash
		adjustments to	Utilization of	activity disposal
		charges in twelve	cash in twelve	losses in twelve
	Balance as of	months ended	months ended	months ended	Balance as of
Prior Plans	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2005	Feb. 28, 2005	Feb. 28, 2005
Lease obligations and terminations	$9,666	$(842)	$(4,663)	$—	$4,161
Severance and related benefits	18	—	(18)	—	—
Impairment charges and write-downs	—	246	—	(246)	—
Other	—	16	(16)	—	—
Subtotal	$9,684	$(580)	$(4,697)	$(246)	4,161
Reclassification of deferred rent	—				81
Total	$9,684				$4,242

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

Revenue is attributable to geographic regions based on the location of the Company’s customers. The following table presents total revenue and total long-lived assets by geographic region for fiscal 2005, 2004 and 2003:

	February 28 or 29,
	2005	2004	2003
	(in thousands)
Revenue:
United States	$127,891	$160,487	$204,352
Europe	43,359	57,723	44,932
Asia/Pacific	15,060	19,094	17,666
Other	6,796	5,741	5,436
	$193,106	$243,045	272,386
Long-lived Assets:
United States	$239,374	$265,434	$308,587
Europe	5,351	5,992	3,584
Asia/Pacific	770	1,840	2,072
Other	2,347	2,017	1,843
	$247,842	$275,283	$316,086

No single customer accounted for 10% or more of the Company’s annual revenue in fiscal 2005, 2004 or 2003.

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

At the time the agreement was entered into, Warburg Pincus and certain of its affiliates held approximately 10.9% of Manugistics common stock. As of February 28, 2005 and February 29, 2004, Warburg Pincus and certain of its affiliates held approximately 9.1% and 9.3% of Manugistics common stock, respectively.

18.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly consolidated financial information for fiscal 2005 and 2004 follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Fiscal 2005
Total revenue	$51,583	$51,262	$45,045	$45,216
Operating loss	(5,150)	(14,956)	(11,460)	(15,666)
Net loss	(7,733)	(17,114)	(13,268)	(17,156)
Basic and diluted loss per share	$(0.09)	$(0.21)	$(0.16)	$(0.21)
Shares used in basic and diluted share computation	81,819	81,907	81,928	81,929
Fiscal 2004
Total revenue	$65,641	$59,707	$59,897	$57,800
Operating (loss) income	(14,976)	(4,212)	163	(10,183)
Net loss	(18,471)	(7,959)	(19,847)	(57,523)
Basic and diluted loss per share	$(0.26)	$(0.11)	$(0.27)	$(0.74)
Shares used in basic and diluted share computation	70,105	70,424	72,753	77,634

Included in the first, second, third and fourth quarters of fiscal 2005 and fiscal 2004 are charges and adjustment to charges related to exit and disposal activities (See Note 15). Included in the third and fourth quarter of fiscal 2004 are debt conversion expenses (See Note 7).

19.   SUBSEQUENT EVENTS

On April 8, 2005, the Company renewed its unsecured credit facility with SVB for $15.0 million and a two-year term (See Note 7).