Form 10-Q
period 2005-05-31
MANUGISTICS GROUP INC
filed 2005-07-11
CIK 908440

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Yes   ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83.8 million shares of common stock, $.002 par value, as of June 30, 2005.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

PART I-FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	May 31, 2005	February 28, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$75,579	$80,342
Marketable securities	54,758	49,636
Total cash, cash equivalents and marketable securities	130,337	129,978

Accounts receivable, net of allowance for doubtful accounts of $7,533 and $7,605 at May 31, 2005 and February 28, 2005, respectively	41,587	45,659
Other current assets	10,844	10,890

Total current assets	182,768	186,527

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	14,999	15,795
Software development costs, net of accumulated amortization	12,747	14,390
Long-term investments	2,960	5,911
Goodwill	185,631	185,658
Acquired technology, net of accumulated amortization	11,825	13,816
Customer relationships, net of accumulated amortization	7,673	9,335
Other intangibles and non-current assets, net of accumulated amortization	8,288	8,848

TOTAL ASSETS	$426,891	$440,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,415	$7,117
Accrued compensation	3,820	2,858
Accrued exit and disposal obligations	6,640	8,032
Deferred revenue	42,038	43,173
Other current liabilities	15,833	19,814

Total current liabilities	74,746	80,994

NON-CURRENT LIABILITIES:
Convertible debt	175,500	175,500
Accrued exit and disposal obligations	12,288	13,799
Long-term debt and capital leases	1,505	1,668
Other non-current liabilities	3,573	3,573

Total non-current liabilities	192,866	194,540

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 4,620,253 shares authorized; none outstanding	—	—
Common stock, $.002 par value per share; 300,000 shares authorized; 83,819 and 83,869 issued and outstanding at May 31, 2005 and February 28, 2005, respectively	168	168
Additional paid-in capital	780,102	780,306
Deferred compensation	(2,109)	(3,044)
Accumulated other comprehensive income	2,783	4,065
Accumulated deficit	(621,665)	(616,749)

Total stockholders’ equity	159,279	164,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$426,891	$440,280

See accompanying Notes to Condensed Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended May 31,
	2005	2004
REVENUE:
Software	$8,391	$10,368
Support	21,815	21,421
Services	14,681	17,558
Reimbursed expenses	1,770	2,236

Total revenue	46,657	51,583

OPERATING EXPENSES:
Cost of revenue:
Cost of software	4,468	3,914
Amortization of acquired technology	1,991	3,546

Total cost of software	6,459	7,460

Cost of services and support	15,388	18,190
Cost of reimbursed expenses	1,770	2,236
Non-cash stock option compensation expense for cost of services and support	—	69

Total cost of services and support	17,158	20,495

Sales and marketing	11,208	15,240
Non-cash stock option compensation expense for sales and marketing	—	20

Total cost of sales and marketing	11,208	15,260

Product development	7,498	8,328
Non-cash stock option compensation expense for product development	—	10

Total cost of product development	7,498	8,338

General and administrative	5,268	6,014
Non-cash stock option compensation expense for general and administrative	—	21

Total cost of general and administrative	5,268	6,035

Amortization of intangibles	1,663	1,662
Exit and disposal activities	427	(2,517)

Total operating expenses	49,681	56,733

LOSS FROM OPERATIONS	(3,024)	(5,150)
OTHER EXPENSE, NET	(1,496)	(2,262)
LOSS BEFORE INCOME TAXES	(4,520)	(7,412)
PROVISION FOR INCOME TAXES	396	321
NET LOSS	$(4,916)	$(7,733)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.09)

SHARES USED IN BASIC AND DILUTED LOSS PER SHARE CALCULATION	82,109	81,819

See accompanying Notes to Condensed Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended May 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,916)	$(7,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,139	10,044
Amortization of debt issuance costs	225	226
Exit and disposal activities	427	(2,517)
Non-cash stock option compensation expense	—	120
Bad debt expense	155	—
Other	754	160
Changes in assets and liabilities:
Accounts receivable	3,780	9,028
Other assets	122	(1,160)
Accounts payable	(702)	622
Accrued compensation	962	24
Other liabilities	(3,890)	(3,838)
Accrued exit and disposal obligations	(3,330)	(4,528)
Deferred revenue	(1,135)	(1,462)
Net cash provided by (used in) operating activities	591	(1,014)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchases) sales of marketable securities, net	(2,300)	28,943
Purchases of property and equipment	(433)	(2,064)
Capitalization and purchases of software	(1,056)	(2,570)
Purchases of long-term investments, net	—	(13,001)
Net cash (used in) provided by investing activities	(3,789)	11,308

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of debt and capital lease obligations and debt issuance costs	(812)	(628)
Proceeds from exercise of stock options and employee stock plan purchases	123	459
Net cash used in financing activities	(689)	(169)

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	(876)	(745)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,763)	9,380
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,342	97,559
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,579	$106,939

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,460	$4,503

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of capital leases	$468	$918

See accompanying Notes to Condensed Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2005

1. The Company and Basis of Presentation

The Company

Manugistics Group, Inc. (the “Company”) is a leading global provider of supply chain, demand and revenue management software products and services. The Company combines its products and services to deliver solutions that address the specific business needs of its clients. The Company’s approach to client delivery is to advise clients on how best to use the Company’s software and other technologies across their entire demand and supply chain and in their revenue management practices to enable informed, responsive, rapid and cost and price effective decision making throughout their own enterprise and across their extended trading network by creating a fully synchronized supply chain.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim reporting and follow the guidance provided in the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments that are necessary for a fair presentation of the unaudited results for the interim periods presented have been included. The results of operations for the periods presented herein are not necessarily indicative of the results of operations for the entire fiscal year, which ends on February 28, 2006.

These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended February 28, 2005 included in the Annual Report on Form 10-K of the Company for that year filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation.

2. Stock Option-Based Compensation Plans & Restricted Stock Program

Stock Option-Based Compensation Plans. The Company accounts for its stock option-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic value based method of accounting. If the Company accounted for its share-based payments using a fair value based method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” (“SFAS 123 (R)”) as required beginning in the first quarter of fiscal year 2007, and in accordance with the provisions in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), the Company’s net loss and loss per basic and diluted share amounts would have been as follows (amounts in thousands except per share amounts):

	Three Months Ended May 31,
	2005	2004
Net loss, as reported	$(4,916)	$(7,733)
Add: Stock option-based compensation expense included in reported net loss, net of tax	—	120
Deduct: Stock option-based compensation expense determined under the fair-value method, net of tax (1)	(1,042)	(2,170)
Pro forma net loss	$(5,958)	$(9,783)

Basic and diluted loss per share, as reported	$(0.06)	$(0.09)
Basic and diluted loss per share, pro forma	$(0.07)	$(0.12)

(1) Includes the impact of actual stock option forfeitures related to employee terminations.

Consistent with the Company’s accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited Condensed Consolidated Financial Statements, the Company has not provided a tax benefit or expense on the pro forma expense in the above table.

During the three months ended May 31, 2005 and 2004, stock options granted had weighted average fair values of $0.91 and $3.68 per share, respectively, as calculated using the Black-Scholes option valuation model.

The weighted average estimated fair value of the common stock purchase rights granted under the 2004 Employee Stock Purchase Plan (ESPP) during the three months ended May 31, 2005 was $0.36 per share. There were no stock purchase rights granted under the employee stock purchase plan during the three months ended May 31, 2004. The Company’s then-existing employee stock purchase plan was suspended as of June 30, 2003. At the 2004 Annual Meeting of Shareholders, the shareholders of the Company approved the 2004 ESPP, and participation commenced on September 1, 2004. On May 31, 2005, 79,611 shares of the Company’s common stock were issued under the Company’s 2004 ESPP.

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

	OPTIONS		ESPP
	Three Months Ended		Three Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Risk-free interest rates	3.71%	2.43%	3.03%	N/A
Expected term	4.80 years	3.76 years	.25 years	N/A
Volatility	.5645	.8794	.4014	N/A
Dividend yield	0%	0%	0%	N/A

Restricted Stock Program. In June 2003, the Company’s Board of Directors approved an amendment to the Company’s 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by shareholders at the Company’s 2003 Annual Meeting of Shareholders on July 29, 2003. During fiscal year 2005, the Company issued 1.3 million shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock awards vest in three equal annual increments over three years from the date of grant, with the first increment vesting on November 3, 2005. The total value of the fiscal 2005 restricted stock awards granted of approximately $2.6 million was computed using the closing stock price on the date of grant and a 22% estimated forfeiture rate and was recorded as a component of deferred compensation. The related compensation expense is recognized and amortized over the vesting period. Additionally, in fiscal 2005, 333,000 shares, which vest in full on January 1, 2006, were issued to the new Chief Executive Officer, resulting in an increase in deferred compensation in stockholders’ equity of $0.9 million.

On October 17, 2003, the Company issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock awards vest in four equal increments over four years from the date of grant. The first increment vested on April 17, 2005. The total value of the fiscal 2004 restricted stock awards granted of approximately $1.3 million was computed using the closing stock price on the date of grant and was recorded as a component of deferred compensation. The related compensation expense is recognized and amortized over the vesting period.

The Company recorded $0.5 million and $0.1 million in compensation expense related to restricted shares outstanding during the three months ended May 31, 2005 and 2004, respectively.

3. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options, restricted stock and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company’s convertible subordinated debt using the if-converted method. The dilutive effect of options, restricted stock and warrants to acquire forty-eight thousand and 1.5 million shares for the three months ended May 31, 2005 and 2004, respectively was excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for the three months ended May 31, 2005 and 2004 because it was anti-dilutive.

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

Indemnification. The Company licenses software to its customers under contracts which the Company refers to as Software License Agreements (“SLA”). Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark or other proprietary right of a third party. The SLA generally limits the scope and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time, operational user and geography-based scope limitations and a right to obtain for the customer the right to continue using the infringing item, replace an infringing product or modify the product so that it is no longer infringing. If the Company cannot address the infringement by replacing the products or services, or modifying the products or services, the Company is allowed to cancel the software license and return the fees paid by the customer. The Company requires its employees to sign a proprietary information and inventions assignment agreement, which assigns the rights in its employees’ development work to the Company.

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of May 31, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on the Company’s operating performance, financial condition and cash flows.

Product Warranty. The Company generally warrants its software products. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

5. Intangible Assets and Goodwill

Acquisition-related intangible assets subject to amortization as of May 31, 2005 and February 28, 2005 were as follows (amounts in thousands):

	Gross Assets	Accumulated Amortization	Net Assets
May 31, 2005
Acquired technology	$64,739	$(52,914)	$11,825
Customer relationships	28,109	(20,436)	7,673

Total	$92,848	$(73,350)	$19,498

February 28, 2005
Acquired technology	$64,739	$(50,923)	$13,816
Customer relationships	28,109	(18,774)	9,335

Total	$92,848	$(69,697)	$23,151

The change in the carrying amount of goodwill for the three months ended May 31, 2005 was as follows (amounts in thousands):

2005
Balance as of February 28, 2005	$185,658
Foreign currency translation adjustments, net	(27)

Balance as of May 31, 2005 (capitalize “The” once other sentence is included)	$185,631

During the three months ended May 31, 2005, the Company experienced adverse changes in its stock price. The Company performed a test for goodwill impairment and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of May 31, 2005, there was no impairment of goodwill.

Amortization expense for acquisition-related intangible assets was $3.7 million and $5.2 million for the three months ended May 31, 2005 and 2004, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets for the nine-month period ending February 28, 2006 and future fiscal years is as follows (amounts in thousands):

	Nine Months Ending February 28,	Fiscal Year Ending February 28 or 29,
	2006	2007	2008	2009	2010	Total
Amortization expense	$8,844	$7,146	$2,441	$914	$153	$19,498

6. Comprehensive Loss

Other comprehensive loss relates primarily to foreign currency translation adjustments and unrealized gains (losses) on investments in marketable securities and long-term investments. The following table sets forth the comprehensive loss for the three-month periods ended May 31, 2005 and 2004 (amounts in thousands):

	Three Months Ended May 31,
	2005	2004

Net loss	$(4,916)	$(7,733)
Other comprehensive loss, net of tax
Unrealized gains (losses) on investments	74	(254)
Foreign currency translation adjustments	(1,356)	(598)
Total comprehensive loss	$(6,198)	$(8,585)

7. Exit and Disposal Activities

The following table sets forth a summary of total exit and disposal charges, payments made against those charges and the remaining liabilities as of May 31, 2005 (amounts in thousands):

All Plans	Balance as of Feb. 28, 2005	Charges and adjustments to charges in three months ended May 31, 2005	Utilization of cash in three months ended May 31, 2005	Balance as of May 31, 2005
Lease obligations and terminations (1)	$18,274	$225	$(1,973)	$16,526
Severance and related benefits	2,312	227	(1,299)	1,240
Other	83	(25)	(58)	—
Subtotal	$20,669	$427	$(3,330)	17,766
Reclassification of deferred rent	1,162			1,162
Total	$21,831			$18,928

(1)  Certain accrued lease obligations extend through fiscal year 2019.

Plan FY05 Q2 Exit and Disposal Plans (“FY05 Q2 Plans”). In order to further adjust the Company’s cost structure and resource allocation, to increase efficiencies and reduce excess office space in response to current business conditions, the Company announced and began implementing the FY05 Q2 Plans in the second quarter of fiscal 2005. Actions taken under the FY05 Q2 Plans included the involuntary termination of employees across most business functions and the abandonment of excess office space deemed no longer in use.

Involuntary terminations. For the three months ended May 31, 2005, the Company involuntarily terminated a total of 13 employees located in the U.S. and recorded severance and benefit related charges of approximately $0.2 million. All terminated employees were notified within the requisite time period as prescribed by SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and were not required to render service to the Company for severance and related benefits beyond the earlier of their termination date or a minimum retention period of 60 days.

During fiscal 2005, the Company involuntarily terminated a total of 127 employees across most functional areas throughout the Company, or approximately 14.2% of the total headcount at the end of fiscal 2004. Ninety-six of the involuntarily terminated employees were located in the U.S., eleven employees were located in the United Kingdom, fifteen employees were located in the rest of Europe, four employees were located in Asia and one was located in Canada. As a result of the involuntary terminations, the Company recorded severance and benefit related charges of approximately $6.0 million. Three of the terminated employees had employment contracts that defined the amount of severance and related benefits they would receive upon termination. The severance and related benefits for employees with employment contracts were accrued during fiscal 2005 in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) as the amounts were both probable and estimable. Additionally, there were 23 employees who were required to render service beyond the earlier of their termination date or minimum retention period of 60 days, as defined by SFAS 146. The severance cost for these employees is recognized and accrued over the required service period in accordance with SFAS 146. All terminated employees were notified within the requisite time period as prescribed by SFAS 146 and, except for those 23 employees noted above, no employees were required to render service to the Company for severance and related benefits beyond the earlier of their termination date or a minimum retention period of 60 days.

Excess office space. During the three months ended May 31, 2005, the Company recorded a charge of approximately $0.3 million related to abandoning office space located in Brussels, Belgium. During fiscal 2005, the Company recorded charges, net of adjustments, totaling approximately $8.5 million related to consolidating certain office space and abandoning excess capacity deemed no longer in use. The Company recorded the charge for excess office space for properties located in San Carlos and Calabassas, California; Rockville, Maryland; and Bracknell, United Kingdom. The Company permanently vacated the office space located in Munich, Germany; Stockholm, Sweden; and the Philippines and consolidated certain office space in Tokyo, Japan. The costs associated with the facilities charges were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. The estimated sublease income amounts require judgment and include assumptions regarding the period of sublease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, the Company will review these estimates periodically and make adjustments, as necessary, to reflect management’s best estimates. In connection with the abandonment of the excess office space, the Company recorded a write-down of certain property, plant and equipment and leasehold improvements in accordance with Statement of Financial Accounting Standards 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Total charges for the write-down of certain property, plant and equipment and leasehold improvements were approximately $2.5 million and included a benefit of approximately $0.4 million related to the sale of the Company’s right to certain fractional shares of three jet planes.

Other contract termination costs. During fiscal 2005, the Company recorded approximately $0.3 million in contract termination-related costs primarily related to the termination of the Fall 2004 enVISION Series Conference.

Adjustments to charges.   During the three months ended May 31, 2005, the Company recorded approximately $0.1 million in adjustments primarily related to accretion and other miscellaneous adjustments.

The following table sets forth a summary of the FY05 Q2 Plans exit and disposal charges, payments made and the remaining liabilities as of May 31, 2005 (amounts in thousands):

FY05 Q2 Plans	Balance as of Feb. 28, 2005	Charges and adjustments to charges in three months ended May 31, 2005	Utilization of cash in three months ended May 31, 2005	Balance as of May 31, 2005
Lease obligations and terminations (1)	$7,327	$432	$(826)	$6,933
Severance and related benefits	2,312	227	(1,299)	1,240
Other	83	(25)	(58)	—
Subtotal	$9,722	$634	$(2,183)	8,173
Reclassification of deferred rent	352			352
Total	$10,074			$8,525

(1) Includes $65 thousand of accretion expense in adjustments to charges in the three months ended May 31, 2005.

In accordance with SFAS 146, in periods subsequent to the initial recording of the FY05 Q2 Plans facilities charge and the FY04 Q4 and FY04 Q1 Plans (defined below) facilities charge, the Company recognizes accretion expense due to the passage of time. Accretion expense is recorded as an additional restructuring-related expense and an increase to restructuring liabilities.

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

Involuntary terminations.   The Company involuntarily terminated seven employees within the product development function as a result of further consolidating the product development function from Wayne, Pennsylvania to Rockville, Maryland. The Company recorded a charge for severance and related benefits of approximately $0.1 million. All terminated employees were notified within the requisite time period as prescribed by SFAS 146 and were not required to render service to the Company for severance and related benefits beyond the earlier of their termination date or a minimum retention period of 60 days.

Excess office space.   The Company recorded charges totaling approximately $5.6 million related to consolidating certain office space and abandoning excess capacity deemed no longer in use. The Company recorded the charge for excess office space for properties located in Atlanta, Georgia; Itasca, Illinois; Calabasas, California; and Bracknell, United Kingdom. The Company permanently vacated the office space located in Wayne, Pennsylvania and the remaining office space in Irving, Texas and Detroit, Michigan. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. The estimated sublease income amounts require judgment and include assumptions regarding the period of sublease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, the Company will review these estimates periodically and make adjustments, as necessary, to reflect management’s best estimates. In connection with the abandonment of the excess office space, the Company recorded a write-down of certain property, plant and equipment and leasehold improvements in accordance with SFAS 144. Total charges for the write-down of certain property, plant and equipment and leasehold improvements were approximately $1.1 million.

Other.   Other exit and disposal related costs were $0.1 million.

Adjustments to charges.   During the three months ended May 31, 2005, the Company recorded approximately $0.1 million in adjustments primarily related to accretion and changes in the estimated sublease income for its facility located in Detroit, Michigan.

The following table sets forth a summary of the FY04 Q4 Plan exit and disposal charges, payments made and the remaining liabilities as of May 31, 2005 (amounts in thousands):

FY04 Q4 Plan	Balance as of Feb. 28, 2005	Charges and adjustments to charges in three months ended May 31, 2005	Utilization of cash in three months ended May 31, 2005	Balance as of May 31, 2005
Lease obligations and terminations (1)	$3,269	$80	$(446)	$2,903
Subtotal	$3,269	$80	$(446)	2,903
Reclassification of deferred rent	225			225
Total	$3,494			$3,128

(1) Includes $31 thousand of accretion expense in adjustments to charges in the three months ended May 31, 2005.

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

Involuntary terminations.   The Company involuntarily terminated seventy-two employees across most functional areas within the company. Involuntary terminations by geography consisted of sixty-six employees in the U.S., three in Mexico, two in Canada and one in Japan. The Company recorded a charge for severance and related benefits of approximately $1.3 million. All terminated employees were notified within the requisite time period as prescribed by SFAS 146 and were not required to render service to the Company for severance and related benefits beyond the earlier of their termination date or a minimum retention period of 60 days.

Excess office space.   The Company recorded charges totaling approximately $5.9 million related to consolidating certain office space and abandoning excess capacity deemed no longer in use. The Company recorded the charge for excess office space for properties located in Rockville, Maryland; San Carlos, California; Atlanta, Georgia; Irving, Texas; and Detroit, Michigan. The costs associated with the facilities charge were recorded based on the present value of the sum of expected remaining lease commitments and include management’s best estimates of expected sublease income and costs associated with subleasing the vacated space. The estimated sublease income amounts require judgment and include assumptions regarding the period of sublease and the price per square foot to be paid by the sublessors. As required by the applicable accounting standards, the Company will review these estimates periodically and make adjustments, as necessary, to reflect management’s best estimates. In connection with the abandonment of the excess office space, the Company recorded a write-down of certain property, plant and equipment and leasehold improvements in accordance with SFAS 144. Total charges for the write-down of certain property, plant and equipment and leasehold improvements were approximately $3.2 million.

The following table sets forth a summary of FY04 Q1 Plan exit and disposal charges, payments made and the remaining liabilities as of May 31, 2005 (amounts in thousands):

FY04 Q1 Plan	Balance as of Feb. 28, 2005	Charges and adjustments to charges in three months ended May 31, 2005	Utilization of cash in three months ended May 31, 2005	Balance as of May 31, 2005
Lease obligations and terminations (1)	$3,517	$48	$(198)	$3,367
Subtotal	$3,517	$48	$(198)	3,367
Reclassification of deferred rent	504			504
Total	$4,021			$3,871

(1) Includes $34 thousand of accretion expense in adjustments to charges in the three months ended May 31, 2005.

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

Excess office space.   The Company recorded charges totaling approximately $32.5 million related to consolidating certain office space and abandoning excess capacity deemed no longer in use. These costs include management’s best estimates of expected sublease income. A summary of facility charges and facility abandonments related to the prior plans is as follows:

•                  In fiscal 2003, the Company recorded a charge of approximately $8.6 million related to excess office space deemed no longer in use for Bracknell, United Kingdom; San Carlos, California and Atlanta, Georgia and the expected loss of sublease rental income from a previously closed office in Bracknell, United Kingdom. The charge also related to permanently vacated offices located in Ratingen, Germany; Milan, Italy; and Denver, Colorado. The facility charges were offset by a credit of approximately $0.7 million related to the reduction of a previously recorded office space liability assumed as part of the Talus Solutions, Inc. (“Talus”) acquisition where the landlord subsequently agreed to reduce the remaining office space and lease obligation held by the Company. In connection with the abandonment of the excess office space, the Company recorded a write-down of certain property, plant and equipment and leasehold improvements in accordance with SFAS 144. Total charges for the write-down of certain property, plant and equipment and leasehold improvements were approximately $1.3 million. Additionally, the Company recorded an impairment charge of approximately $1.2 million related to the discontinued use of certain internal software used by its sales force that was replaced with another tool. The remaining book value of $0.7 million was amortized over its remaining useful life;

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

Adjustments to charges.   During the three months ended May 31, 2005, the Company recorded adjustments to the Prior Plans of approximately $(0.3) million related to changes in the estimated sublease income for facilities located in Detroit, Michigan; San Carlos, California; and Atlanta, Georgia. The following table sets forth a summary of the Prior Plans exit and disposal charges, payments made and the remaining liabilities as of May 31, 2005 (amounts in thousands):

Prior Plans	Balance as of Feb. 28, 2005	Charges and adjustments to charges in three months ended May 31, 2005	Utilization of cash in three months ended May 31, 2005	Balance as of May 31, 2005
Lease obligations and terminations	$4,161	$(335)	$(503)	$3,323
Subtotal	$4,161	$(335)	$(503)	3,323
Reclassification of deferred rent	81			81
Total	$4,242			$3,404

8. Warrant

In March 2004, the Company entered into an amendment to an existing alliance agreement with International Business Machines Corporation (“IBM”) under which the companies will develop, market, sell and deliver demand and supply chain solutions globally. In connection with entering into the amendment to the alliance agreement, the Company issued a warrant (the “Warrant”) to IBM to acquire 250,000 shares of the Company’s common stock at a per share purchase price of $8.51, in reliance upon an exception provided under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The Warrant is immediately exercisable, expires March 12, 2009, and provides for customary registration and indemnification rights and certain limited transfer rights. The fair value of the Warrant of $1.1 million will be recognized as operating expense over the three-year service period of the alliance agreement. The fair value of the Warrant was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.79%; dividend yield of zero; volatility of 99%; and a Warrant life of five years. The Company recorded $0.1 million in amortization expense associated with the Warrant for the three months ended May 31, 2005.

9. Credit Facilities

The Company had a one-year unsecured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank (“SVB”) for $15.0 million which expired on March 30, 2005. Under the terms of the Credit Facility, the Company could request cash advances, letters of credit, or both. On April 8, 2005, the Company renewed the Credit Facility (the “New Credit Facility”) with SVB for $15.0 million and a two year term, effective March 29, 2005. Under the terms of the New Credit Facility, the Company may request cash advances, letters of credit, or both. Borrowings under the New Credit Facility accrue interest at the prime rate plus 0.5%. The New Credit Facility requires the Company to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) the Company’s ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. The Company was in compliance with all financial covenants as of May 31, 2005 and there were no cash draws outstanding. As of May 31, 2005, the Company had $9.2 million in letters of credit outstanding under the New Credit Facility to secure its lease obligations for certain office space.

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

The New Credit Facility includes a provision for supplemental equipment advances, under which the Company may borrow up to an additional $5.0 million for the purchase of equipment, office furniture and other capital expenditures. Amounts may be borrowed for such capital expenditures through December 31, 2005 and accrue interest at a fixed interest rate equal to 7.75% annually. Equipment advances will be repaid monthly over a 36-month period, beginning in the month following the advance. As of May 31, 2005, there were no borrowings outstanding for equipment advances under the New Credit Facility. The financial covenants for the supplemental equipment advances are the same as the financial covenants for the New Credit Facility.

The Company had an additional credit agreement (the “Equipment Line”) with SVB, as amended, which expired March 31, 2003, under which the Company was permitted to borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the Equipment Line accrue interest at a rate equal to the greater of the three-year Treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. During fiscal 2003, the Company borrowed $2.9 million under the Equipment Line. The principal balance remaining as of May 31, 2005 was approximately $0.5 million. The financial covenants for the Equipment Line are the same as the financial covenants for the New Credit Facility. The Company was in compliance with all financial covenants as of May 31, 2005.

10. Segment Information

The Company and its subsidiaries are principally engaged in the design, development, marketing, licensing and support and implementation of supply chain, demand and revenue management software products and services. Substantially all revenue results from the licensing of the Company’s software products and related consulting and support services. The Company’s chief operating decision maker reviews financial information, presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment.

Revenue is attributable to geographic regions based on the location of the Company’s customers. The following table presents total revenue by geographic region for the three months ended May 31, 2005 and 2004, and total long-lived assets for the periods ended May 31, 2005 and February 28, 2005 (in thousands):

	Three Months Ended May 31,
	2005	2004
Revenue:
United States	$28,047	$36,113
Europe	14,610	10,359
Asia/Pacific	2,833	3,025
Other	1,167	2,086

	$46,657	$51,583

	Period Ended
	May 31, 2005	Feb. 28, 2005
Long-lived Assets:
United States	$232,981	$239,374
Europe	5,033	5,351
Asia/Pacific	667	770
Other	2,482	2,347

	$241,163	$247,842

For the three months ended May 31, 2005, one customer accounted for more than 10% of the Company’s consolidated revenue.

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

Executive Summary

Our Condensed Consolidated Financial Statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is provided to allow the reader to have a better understanding of our operating results for the three months ended May 31, 2005, including (i) a brief discussion of our business and products, (ii) the business environment and factors that affected our financial performance, (iii) our focus on future improvements in our financial performance and (iv) Key Financial Metrics-First Quarter Fiscal 2006. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations included in this Item 2, section titled, “Factors that May Affect Future Results” and our Condensed Consolidated Financial Statements, which are included in Item 1 of this Quarterly Report on Form 10-Q.

Overview – Business and Products

We are a leading global provider of supply chain management and demand and revenue management software products and services. We combine these products and services to deliver solutions that address specific business needs of our clients.

Our solutions enable our clients to reduce operating costs, improve customer service and increase their top-line revenue by allowing them to plan, optimize and synchronize their entire demand and supply chain and to improve their revenue management practices. These benefits create efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our software solutions provide the further benefit of simultaneously optimizing cost and revenue on an enterprise-wide basis by integrating pricing, forecasting and operational planning and execution to enhance margins across the client’s enterprise and extended trading network. In addition, our software solutions help our clients derive more benefits from their existing IT investments with other software vendors, such as legacy ERP and other transaction-based systems, and help ensure the security and integrity of their global supply chains.

Our approach to client delivery is to advise our clients on how to best use our solutions and other technologies across their entire demand and supply chain to integrate pricing, forecasting, operational planning and execution in a manner that will allow them to enhance margins across their entire enterprise and extended trading network and to improve their revenue management practices. We deliver our solutions using commercially available products and will provide additional functionality addressed through product extensions for industry-specific capabilities. Certain of our clients and prospects are also asking for unique capabilities in addition to our core capabilities to give them a competitive edge in the marketplace, which we may provide on a case-by-case basis. This could lead to an increase in software license revenue being recognized on a contract accounting basis over the course of the delivery of the solution rather than upon initial delivery of the software and contract execution. We are primarily focused on the Consumer Goods, Retail, and Government, Aerospace & Defense markets. We are focused also on providing revenue management solutions for the Travel, Transportation & Hospitality markets.

Business Environment and Factors That Affected our Three Months Ended May 31, 2005 Results

Our operating results for the three months ended May 31, 2005 and the past three fiscal years were affected by several broad-based factors including global macro-economic conditions and cautious capital spending by corporations for enterprise application software. We believe changing conditions over the last three fiscal years caused changes in the behavior patterns in our markets as our clients and prospects intensified their efforts to reduce costs. Many shifted their focus from longer-term strategic initiatives to short-term tactical initiatives with more rapid paybacks. We also believe that our clients and prospects are focused on realizing benefits from earlier investments in information technology. In addition, we believe that some of our clients and prospects are still deferring capital spending on enterprise application software in part as a result of the challenges they have faced in complying with the requirements of the Sarbanes-Oxley Act of 2002 and other related regulatory requirements. We believe that our financial results in the fiscal year ended February 28, 2005 and the three months ended May 31, 2005 were also affected by the magnitude of changes in our workforce, including our executive management and sales organization, difficulties in execution, a market focus that was too broad for existing market conditions and a strong competitive environment. As a result, during the first quarter of fiscal 2006 and the past three fiscal years we have faced challenges in our ability to stabilize revenue and improve our operating performance.

Focus on Future Improvements in Our Financial Performance

For the three months ended May 31, 2005 we continued the development of a more focused product and market strategy and we continued the strategic restructuring of the organization in an effort to reduce our operating expenses to a level that may allow us to become profitable. During fiscal 2005, we organized our sales and marketing efforts to address the Consumer Goods, Retail, Government, Aerospace & Defense and Revenue Management markets. In two European countries where we currently do not have a critical mass of resources, we continued to eliminate certain offices, which are now being serviced from other locations in the region. We also intend to provide more focused sales and marketing efforts to small and medium-sized businesses in Europe and the Asia-Pacific region through third-party marketing and reseller agreements. We continue to see a growing number of our clients wanting to structure deals where we can earn additional revenue based on performance. During the three months ended May 31, 2005, we closed one such transaction that accounted for more than 10% of total revenue recorded during the quarter.

As of May 31, 2005, we had achieved quarterly cost savings of approximately $4.0 million, compared to the three months ended May 31, 2004, as a result of our FY05 Q2 Plans. These exit and disposal plans included the abandonment of certain office space and related asset write-offs and the involuntary termination of employees. We recorded exit and disposal charges of $0.4 million in the three months ended May 31, 2005 related to these cost-cutting initiatives, including $0.2 million in lease abandonment and related asset write-offs and $0.2 million in severance and other benefits related to headcount reductions. We have completed most of the planned initiatives approved in our FY05 Q2 Plans and will complete the remainder of the initiatives in fiscal 2006.

During the fourth quarter of fiscal 2005, we commenced operations at our new product development center in Hyderabad, India. We intend to move a substantial portion of our product development capabilities to our new facility over the course of the next year while keeping our core product development capabilities at our headquarters in Rockville, Maryland. We believe this will allow us to both increase our product development resources and to lower our product development costs. At May 31, 2005, we had approximately 82 employees at our Hyderabad, India development center and expect that number to increase substantially by the first quarter of fiscal 2007. For the three months ended May 31, 2005, amortization of previously capitalized software exceeded capitalization of software development costs by approximately $1.6 million. We expect amortization of previously capitalized software to exceed capitalization of software development costs for at least the next several quarters while we continue to shift development operations to Hyderabad, India.

If market conditions for our products and services do not improve, we may need to make further adjustments to our cost structure to improve performance.

Key Financial Metrics – First Quarter Fiscal 2006

We reported first quarter year-over-year revenue decreases in software, services and reimbursed expense and total revenue. “All other operating expenses” decreased $8.3 million, or 15.4%, to $45.6 million for the three months ended May 31, 2005 compared to the three months ended May 31, 2004.

	Three Months Ended May 31,
	2005	2004
	(in thousands, except number of employees and DSO)
Revenue:
Software	$8,391	$10,368
Support	21,815	21,421
Services and reimbursed expenses	16,451	19,794
Total revenue	$46,657	$51,583

Operating expenses and employee headcount:
Exit and disposal activities
and acquisition-related expenses (1)	$4,081	$2,811
All other operating expenses (2)	45,600	53,922
Total operating expenses	$49,681	$56,733

Total employees (period end)	722	865
Total average employees	703	874
Total revenue per average employee	$66	$59

	May 31, 2005	February 28, 2005
Financial condition, liquidity and capital structure:
Cash, cash equivalents, marketable securities
and long-term investments	$133,297	$135,889
Days sales outstanding (DSO)	80	91
Convertible debt	175,500	175,500
Total stockholders’ equity	159,279	164,746
Common shares outstanding (period end)	83,819	83,869
Cash flows from operating activities	591	7,362

(1) Includes exit and disposal activities plus acquisition-related expenses, such as amortization of acquired technology and intangibles and non-cash stock option compensation expense.

(2) Includes cost of software, cost of support and services, cost of reimbursed expenses, sales and marketing, product development and general and administrative costs.

The following is a brief discussion of the above financial metrics and analysis of the reasons for the change between the three months ended May 31, 2005 and the three months ended May 31, 2004 and recent trends.

Software revenue

Our software revenue decreased $2.0 million, or 19.1%, to $8.4 million for the three months ended May 31, 2005 compared to the three months ended May 31, 2004. Approximately 12% of our software revenue was recognized on a percentage-of-completion basis. The following table highlights some of the significant trends affecting our software revenue:

Quarter Ended	Significant Software Transactions (1)	Average Selling Price (“ASP”)	Software Transactions $1.0 Million or Greater
		(in 000s)
May 31, 2004	13	$695	1
August 31, 2004	18	$533	3
November 30, 2004	11	$491	1
February 28, 2005	12	$559	2
May 31, 2005	7	$976	2

(1)          Significant software transactions (excluding those recognized on a percentage-of-completion basis) are those with a value of $100,000 or greater recognized within the fiscal quarter.

Software revenue by industry for the three months ended May 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended May 31,
	2005	2004
Government, Aerospace & Defense	$180	$507
Consumer Goods	6,675	1,593
Revenue Management	692	244
Retail	617	7,164
Other	227	860

	$8,391	$10,368

The previous tables indicate the following trends affecting our software revenue in the three months ended May 31, 2005 and 2004:

•                  The number of significant software license transactions completed decreased in the three months ended May 31, 2005 compared to the three months ended May 31, 2004.

•                  The Average Selling Price (“ASP”) has fluctuated during the past five quarters, ranging from $491,000 to $976,000. The quarter ended May 31, 2005 included one software transaction which accounted for more than 10% of total revenue. This transaction was in the Consumer Goods industry, causing the large increase in software revenue for this industry and in the ASP for the three months ended May 31, 2005 compared to the three months ended May 31, 2004.

•                  The concentration of software revenue from the Retail Industry was significantly higher during the three months ended May 31, 2004 compared to the three months ended May 31, 2005 reflecting increased spending at that time by retail customers.

Support revenue

Our support revenue increased $0.4 million, or 1.8%, to $21.8 million for the three months ended May 31, 2005 compared to the three months ended May 31, 2004. The increase in support revenue for the three months ended May 31, 2005 compared to the three months ended May 31, 2004 was due primarily to collection from a customer for outstanding support for which the related revenue did not previously meet the criteria for recognition. This increase was, partially offset by decreases in support revenue from non-renewals not being fully offset by increases in support revenue from new software sales. Our percentage of annual support renewals by our clients continues to remain over ninety percent.

Services and reimbursed expenses revenue

Our services and reimbursed expenses revenue decreased $3.3 million, or 16.9%, to $16.5 million for the three months ended May 31, 2005 compared to the three months ended May 31, 2004. Services revenue tends to track software revenue in prior periods. We primarily attribute the decrease in services revenue to the decrease in number of completed software transactions in late fiscal 2005 compared to the same period in fiscal 2004. Additionally, we have experienced competitive rate pressures on our consulting engagements, lower demand for implementation services and a decrease in the number of consulting employees who generate services revenue, both from voluntary and involuntary terminations.

Total revenue per average employee

Our total revenue per average employee increased $7,000, or 12.0%, to $66,000 for the three months ended May 31, 2005 compared to the three months ended May 31, 2004. Total revenue per average employee is calculated as total revenue for the quarter divided by average employees for the quarter. The increase during the three months ended May 31, 2005 was primarily due to the decrease in employee headcount, which was proportionately higher than the decrease in total revenue.

Total operating expenses

Our total operating expenses declined by 12.4% during the three months ended May 31, 2005 to $49.7 million compared to the three months ended May 31, 2004. Exit and disposal activities and acquisition-related expenses increased 45.2% during the three months ended May 31, 2005 to $4.1 million. This increase was the result of higher exit and disposal costs of $0.4 million in the three months ended May 31, 2005 compared to a benefit of $2.8 million in the three months ended May 31, 2004 related to a lease termination, partially offset by lower amortization costs related to the completion of amortization in late fiscal 2005 of acquired technology related to the STG Holdings, Inc. and Talus Solutions, Inc. acquisitions. All other operating expenses declined 15.4% during the three months ended May 31, 2005 to $45.6 million. This decrease was primarily the result of lower office and travel expenses and salary costs due to a 19.6% decrease in average employee headcount and reduced office space costs as a result of exit and disposal plans executed during the second half of fiscal 2005 and the three months ended May 31, 2005, lower commissions and incentives related to decreased software revenue, and a $1.5 million benefit related to the reversal of a previously recorded provision for anticipated losses on a contract for which the Company’s obligation to provide services expired in the three months ended May 31, 2005, partially offset by increased marketing expenses related to our enVISION 2005 client conference held in May 2005. Additionally, our amortization of previously capitalized software costs exceeded capitalization of software costs by $1.6 million in the three months ended May 31, 2005 compared to $0.2 million for the three months ended May 31, 2004. The increase in amortization of previously capitalized software costs in excess of capitalized software costs is primarily the result of shifting operations to our new development center in Hyderabad, India.

Financial condition, liquidity and capital structure

During the three months ended May 31, 2005, we had a net usage of cash. Activity includes the following:

•                  Cash, cash equivalents, marketable securities and long-term investments decreased $2.6 million, or 1.9%, to $133.3 million as of May 31, 2005 compared to $135.9 million as of February 28, 2005. This decrease is primarily the result of the semi-annual interest payment on our convertible debt, partially offset by cash flows provided by operating activities in the three months ended May 31, 2005.

•                  Cash flows from operating activities decreased by $6.8 million to $0.6 million for the three months ended May 31, 2005 compared to $7.4 million for the three months ended February 28, 2005 primarily resulting from the semi-annual interest payment on our convertible debt, increased payments for exit and disposal activities, a decrease in deferred revenue due to the timing of billing renewals and the seasonal nature of our support renewals, partially offset by a lower reported operating loss and an increase in accounts receivable contribution.

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

•                  valuation and impairment review of long-lived assets;

•                  income taxes;

•                  exit and disposal activities; and

•                  stock option-based compensation plans.

Our management has reviewed our critical accounting policies, our critical accounting estimates and the related disclosures with our Disclosure and Audit Committees. These policies and our procedures related to these policies are described further in our Annual Report on Form 10-K for the year ended February 28, 2005 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Use of Estimates and Critical Accounting Policies.”

Results of Operations

The following table includes the Condensed Consolidated Statements of Operations data for the three months ended May 31, 2005 and 2004 expressed as a percentage of total revenue:

	Three Months Ended May 31,
	2005	2004
Revenue:
Software	18.0%	20.1%
Support	46.8%	41.6%
Services	31.4%	34.0%
Reimbursed expenses	3.8%	4.3%
Total revenue	100.0%	100.0%

Operating expenses:
Cost of software	9.6%	7.6%
Amortization of acquired technology	4.3%	6.9%
Cost of services and support	33.0%	35.4%
Cost of reimbursed expenses	3.8%	4.3%
Sales and marketing	24.0%	29.5%
Product development	16.0%	16.1%
General and administrative	11.3%	11.7%
Amortization of intangibles	3.6%	3.2%
Exit and disposal activities	0.9%	(4.9)%
Non-cash stock option compensation expense	0.0%	0.2%
Total operating expenses	106.5%	110.0%

Loss from operations	(6.5)%	(10.0)%
Other expense-net	(3.2)%	(4.4)%

Loss before income taxes	(9.7)%	(14.4)%
Provision for income taxes	0.8%	0.6%

Net loss	(10.5)%	(15.0)%

The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock option compensation expense.

Revenue:

Software Revenue. Software revenue decreased $2.0 million, or 19.1%, to $8.4 million for the three months ended May 31, 2005 compared to the three months ended May 31, 2004. We believe the decrease in software revenue and software revenue as a percentage of total revenue is due to cautious capital spending for supply chain software purchases and to effects resulting from the magnitude of changes in our workforce, including our executive management and sales organization, difficulties in sales execution and a strong competitive environment. These factors resulted in a decrease in the number of significant software license transactions with a value of $100,000 or greater for the three months ended May 31, 2005 compared to the three months ended May 31, 2004 partially offset by an increase in ASP. ASP for the three months ended May 31, 2005 was higher due to one software transaction which accounted for more than 10% of total revenue.

The following table summarizes significant software transactions completed during the three months ended May 31, 2005 and 2004:

	Three Months Ended May 31,
	2005	2004
Significant Software Transactions (1)
Number of transactions $100,000 to $999,999	5	12
Number of transactions $1.0 million or greater	2	1
Total number of transactions	7	13
Average selling price (in thousands)	$976	$695

(1)          Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

Support Revenue. Support revenue increased $0.4 million, or 1.8%, to $21.8 million for the three months ended May 31, 2005 compared to the three months ended May 31, 2004. The increase in support revenue for the three months ended May 31, 2005 compared to the three months ended May 31, 2004 was primarily due to collection from a customer for outstanding support for which the related revenue previously did not meet the criteria for recognition. This increase was partially offset by decreases in support revenue from non-renewals not being fully offset by increases in support revenue from new software sales. Our percentage of annual support renewals by our clients continues to remain over ninety percent. There can be no assurance that our historical renewal rate will continue. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Services Revenue. Services revenue decreased $2.9 million, or 16.4%, to $14.7 million for the three months ended May 31, 2005 compared to the three months ended May 31, 2004. Services revenue tends to track software revenue in prior periods. The decrease in services revenue for the three months ended May 31, 2005 compared to the three months ended May 31, 2004 was primarily due to the decrease in the number of completed software transactions in late fiscal 2005 compared to the same period in fiscal 2004. Additionally, we have experienced competitive rate pressures on our consulting engagements, lower demand for implementation services and a decrease in the number of consulting employees who generate services revenue, both from voluntary and involuntary terminations. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Geographic Revenue. We market and sell our software and services internationally, primarily in Europe, Asia, Canada, Central America and South America. Total revenue outside of the U.S. increased $3.1 million, or 20.3%, to $18.6 million for the three months ended May 31, 2005 compared to the three months ended May 31, 2004. Total revenue by geographic area is determined on the basis of the geographic area in which transactions are consummated. Total revenue outside of the U.S. as a percentage of total revenue was 39.9% and 30.0% for the three months ended May 31, 2005 and 2004, respectively. The increase in total revenue outside of the U.S. for the three months ended May 31, 2005 compared to the three months ended May 31, 2004 was primarily due to one software transaction consummated in Europe which accounted for more than 10% of total revenue.

Operating Expenses:

Cost of Software. Cost of software consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three months ended May 31, 2005 and 2004 (in thousands):

	Three Months Ended May 31,
	2005	2004
Amortization of capitalized software	$2,638	$2,683
Percentage of software revenue	31.4%	25.9%
Other costs of software	1,830	1,231
Percentage of software revenue	21.8%	11.9%
Total cost of software	$4,468	$3,914
Percentage of software revenue	53.2%	37.8%

The increase in the total cost of software during the three months ended May 31, 2005 as compared to the three months ended May 31, 2004 was primarily a result of increased amortization of prepaid royalty fees paid to a certain alliance partner over the period of remaining benefit.

Amortization of Acquired Technology. In connection with acquisitions in fiscal 2003, 2002 and 2001, we acquired developed technology that we offer as part of our solutions. Acquired technology is amortized over periods ranging from four to six years. We expect annual amortization of acquired technology to be approximately $6.7 million in fiscal 2006.

Cost of Services and Support. Cost of services and support includes primarily personnel and third-party contractor costs. Cost of services and support, excluding the cost of reimbursed expenses and non-cash stock option compensation expense, decreased $2.8 million, or 15.4%, to $15.4 million, while the cost of services and support as a percentage of related revenue decreased to 42.2% for the three months ended May 31, 2005 compared to 46.7% for the three months ended May 31, 2004. The decrease in cost of services and support was attributable to an overall decrease in the average number of services and support employees to 277 during the three months ended May 31, 2005, compared to 325 during the three months ended May 31, 2004. This was primarily the result of the exit and disposal initiatives that we approved and began implementing in the second half of fiscal 2005 and continued to implement in the three months ended May 31, 2005. The decrease in the cost of services and support as a percentage of related revenue in the three months ended May 31, 2005 compared to the three months ended May 31, 2004 was primarily a result of a $1.5 million benefit related to the reversal of a previously recorded provision for anticipated losses on a contract for which the Company’s obligation to provide services expired in the three months ended May 31, 2005.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, and promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased $4.0 million, or 26.5%, to $11.2 million during the three months ended May 31, 2005 compared to the three months ended May 31, 2004. The decrease during the three months ended May 31, 2005 was due to:

•                  an overall decrease in the average number of sales, marketing and business development employees to 125 during the three months ended May 31, 2005 compared to 198 during the three months ended May 31, 2004. This was the result of our exit and disposal initiatives that we approved and began implementing in the second half of fiscal 2005 and continued to implement in the three months ended May 31, 2005, in addition to some voluntary attrition;

•                  a decrease in sales commissions due to lower software revenue; and

•                  a decrease in promotional spending, travel and public relations spending resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2005 and the first quarter of fiscal 2006.

These decreases were partially offset by increased marketing expenses in the three months ended May 31, 2005 related to our enVISION 2005 client conference held in May 2005.

Product Development. Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third-party contractors. The following table sets forth product development costs for the three months ended May 31, 2005 and 2004 (in thousands):

	Three Months Ended May 31,
	2005	2004
Gross product development costs	$8,494	$10,847
Percentage of total revenue	18.2%	21.0%
Less: Capitalized software development costs	996	2,519
Percentage of total revenue	2.1%	4.9%
Product development costs, as reported	$7,498	$8,328
Percentage of total revenue	16.1%	16.1%

Gross product development costs decreased $2.4 million, or 21.7%, to $8.5 million during the three months ended May 31, 2005 compared to the three months ended May 31, 2004. The decrease in gross product development costs for the three months ended May 31, 2005 compared to the three months ended May 31, 2004 was due to:

•                  an overall decrease in the average number of product development employees to 203 for the three months ended May 31, 2005 compared to 235 for the three months ended May 31, 2004, as a result of the implementation of our exit and disposal initiatives that we approved and began implementing in the second half of fiscal 2005 and continued to implement in the three months ended May 31, 2005;

•                  an overall decrease in the average number of product development contractors in the U.S. during the three months ended May 31, 2005 compared to the three months ended May 31, 2004; and

•                  lower personnel costs as we continue to migrate more product development efforts to our new product development center in Hyderabad, India.

General and Administrative. General and administrative expenses decreased $0.7 million, or 12.4%, to $5.3 million for the three months ended May 31, 2005 compared to the three months ended May 31, 2004. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities, and information systems functions. The decrease for the three months ended May 31, 2005 compared to the three months ended May 31, 2004 was the result of a decrease in the average number of general and administrative employees and decreased outside professional fees.

Amortization of Intangibles. Our past acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles remained stable at $1.7 million for the three months ended May 31, 2005 and 2004. We continue to monitor our performance and the useful lives of our intangible assets in view of declining revenue.

Goodwill Impairment.  During the three months ended May 31, 2005, we experienced adverse changes in our stock price.  We performed a test for goodwill impairment at May 31, 2005 and determined that based upon our implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) as of May 31, 2005, there was no impairment of goodwill.

Exit and Disposal Charges. During the three months ended May 31, 2005, we continued to implement the FY05 Q2 Plans designed to further adjust our cost structure and resource allocation to increase efficiencies and reduce excess office space. For the three months ended May 31, 2005, we involuntarily terminated a total of 13 employees located in the U.S and recorded a charge for severance and related benefits of approximately $0.2 million and recorded a facility charge of approximately $0.3 million as a result of abandoning idle office space located in Brussels, Belgium. Additionally, we recorded a benefit of approximately $0.1 million, net related to changes in sublease income estimates due to extending and executing subleases for our properties located in San Carlos, California; Atlanta, Georgia; and Detroit, Michigan and interest accretion charges.

On April 14, 2004, we signed a lease termination agreement with the landlord of our facility in metropolitan Chicago, Illinois, for unused office space as a result of past restructuring activity. As part of the lease termination agreement, we paid approximately $3.3 million in cash in exchange for terminating our lease agreement which expires in fiscal 2009. We recorded a restructuring benefit of approximately $2.8 million related to the lease termination during the three months ended May 31, 2004.

The following table sets forth a summary of exit and disposal charges, net of adjustments, for the three months ended May 31, 2005 and 2004 (in thousands):

	Three Months Ended May 31,
	2005	2004
Lease obligations and terminations	$225	$(2,837)
Severance and related benefits	227	—
Impairment charges	—	246
Other	(25)	74
Total exit and disposal activities	$427	$(2,517)

The impact to reported basic and diluted loss per share as a result of the exit and disposal charges was $(0.01) and $0.03 for the three months ended May 31, 2005 and 2004, respectively.

In response to the challenges we faced in our ability to stabilize revenue and operating performance, we enacted a number of cost containment and cost reduction measures over the past four fiscal years to better align our cost structure with expected revenue. Specifically, we took the following actions:

1.               We reduced our workforce by 140, 79, 343 and 163 employees through involuntary terminations under the exit and disposal plans approved during fiscal 2005, 2004, 2003 and 2002, respectively.

2.               We further consolidated our product development function in the U.S. to the corporate headquarters in Rockville, Maryland as part of the exit and disposal plans approved during fiscal 2004, 2003 and 2002. This included the relocation of certain employees from Wayne, Pennsylvania; San Carlos, California; Atlanta, Georgia; Denver, Colorado and Ottawa, Canada to our headquarters in Rockville, Maryland.

3.               As a result of the workforce reductions, product development consolidation and employee attrition, certain of our facilities were under-utilized. Accordingly, we consolidated our remaining workforce in the under-utilized facilities and ceased to utilize the then-vacated office space. The facilities permanently removed from our operations during the first quarter of fiscal 2006, fiscal 2005, 2004, 2003 and 2002 were located in Brussels, Belgium; Wayne, Pennsylvania; Irving, Texas; Detroit, Michigan; Denver, Colorado; Ratingen and Munich, Germany; Ottawa, Canada; Chicago, Illinois; Milan, Italy and Stockholm, Sweden. A portion of the office space was permanently vacated in certain facilities located in Rockville, Maryland; Atlanta, Georgia; Calabasas and San Carlos, California and Bracknell, United Kingdom.

4.               As part of the consolidation of our facilities, certain leasehold improvements and furniture and fixtures were abandoned. As a result, we recorded non-cash charges equal to the net book value of these abandoned assets in exit and disposal charges.

We expect to incur additional exit and disposal charges of $0.8 million to $1.1 million as a result of the continued implementation of our FY05 Q2 Plans during the second and third quarters of fiscal 2006. This will result in future cash expenditures consisting primarily of $0.5 million to $0.7 million for lease abandonments and $0.3 million to $0.4 million in severance and other benefits associated with further reductions in headcount. In addition, in the third quarter of fiscal 2005, we commenced operations at our new product development facility in Hyderabad, India.  In conjunction with the opening of this facility, we announced that we would be shifting a substantial portion of our development to the new facility throughout calendar year 2005.  We expect to realize additional cost savings from our third quarter of fiscal 2005 of $2.0 million to $3.0 million per quarter by the end of fiscal 2006 as a result of opening the new development center.

Primarily as a result of our exit and disposal activities and cost containment initiatives during the past three fiscal years, we have reduced “all other operating expenses” (as shown in the table under “Key Financial Metrics – Fiscal 2006”) to $45.6 million for the three months ended May 31, 2005 as compared to $53.9 million for the three months ended May 31, 2004. The cost savings associated with our exit and disposal and cost containment efforts will begin to be fully realized in the quarter following completion of the implementation of the exit and disposal plans. Details of our exit and disposal charges are included in Note 7 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Substantially all of the cost savings from our exit and disposal activities and cost containment initiatives implemented in fiscal 2004 and fiscal 2005 were reflected in our operating results by the first quarter of fiscal 2005 and fiscal 2006. We expect to complete our cost containment initiatives related to the FY05 Q2 Plans by the end of the third quarter of fiscal year 2006 and fully realize the cost savings associated with these actions by the fourth quarter of fiscal 2006. The total exit and disposal charges reflected in the financial statements are based on management’s current estimates, which may change materially if actual lease-related expenditures or sublease income differ from current estimates. See “Forward-Looking Statements.”

Non-Cash Stock Option Compensation Expense. Non-cash stock option compensation expense was $0 for the three months ended May 31, 2005 compared to $0.1 million for the three months ended May 31, 2004 related to unvested stock options assumed in the Talus acquisition, completed in December 2000. These amounts are included as a separate component of stockholders’ equity and are amortized by charges to operations in accordance with FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation.”

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

Other Expense, Net. Other expense, net, includes interest income from cash equivalents, marketable securities and long-term investments, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense, net decreased $0.8 million, or 33.9%, to $1.5 million for the three months ended May 31, 2005 compared to the three months ended May 31, 2004. The decrease in other expense, net for the three months ended May 31, 2005 compared to the three months ended May 31, 2004 primarily relates to an increase in interest income of $0.3 million and a foreign exchange gain of $0.3 million compared to a foreign exchange loss of $0.2 million during the three months ended May 31, 2004.

Provision for Income Taxes. Income tax expense was $0.4 million for the three months ended May 31, 2005 compared to $0.3 million for the three months ended May 31, 2004. Income tax expense is related to our foreign operations. We did not record a deferred income tax benefit during the three months ended May 31, 2005 because we believe it is more likely than not the tax benefit will not be realized.

Loss per Common Share. Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) which requires dual presentation of basic and diluted earnings per common share for entities with complex capital structures. Basic loss per common share is based on net loss divided by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per common share includes, when dilutive, (i) the effect of outstanding stock options, restricted stock and warrants granted using the treasury stock method, (ii) the effect of contingently issuable shares earned during the reporting period, if any, and (iii) shares issuable under the conversion feature of our 5% Convertible Subordinated Notes due in 2007 (the “Notes”) using the if-converted method. Calculations of weighted-average shares outstanding in future reporting periods will be affected by the following factors:

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

Liquidity and Capital Resources:

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. Our cash, cash equivalents, marketable securities and long-term investments in aggregate decreased $2.6 million, or 1.9%, to $133.3 million for the three months ended May 31, 2005. Working capital increased $2.5 million, or 2.4%, to $108.0 million for the three months ended May 31, 2005. For the three months ended May 31, 2005, the decrease in cash, cash equivalents, marketable securities and long-term investments resulted from a net loss, excluding non-cash charges, plus changes in working capital items plus:

•                  $1.5 million in expenditures for property, equipment and software, including $1.1 million of capitalized software;

•                  $3.3 million in payments for exit and disposal obligations;

•                  $0.8 million in principal payments on long-term debt and capital leases; and

•                  $2.3 million, net, in payments for purchases of marketable securities.

Offset by:

•                  $0.1 million in cash proceeds from the exercise of stock options.

Commitments.

As of May 31, 2005, our future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Nine Months
	Ending	Fiscal Year Ended February 28 or 29,
	Feb. 28, 2006	2007	2008	2009	2010	Thereafter	Total
Capital lease obligations (1)	$1,649	$1,544	$602	$41	$—	$—	$3,836
Operating lease obligations not in exit and disposal activities	5,499	6,240	5,900	5,455	5,547	17,864	46,505
Operating lease obligations in exit and disposal activities	5,469	7,135	5,682	4,100	3,943	17,959	44,288
Equipment line of credit (1)	486	—	—	—	—	—	486
Convertible subordinated notes (1)	4,388	8,775	185,006	—	—	—	198,169
Total fixed commitments	$17,491	$23,694	$197,190	$9,596	$9,490	$35,823	$293,284

(1) Includes principal and interest payments

The lease commitments in the above table designated as “Operating lease obligations in exit and disposal activities” only include the non-cancelable portion of lease commitments included in past cost containment initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF 88-10 “Costs Associated with Lease Modification or Termination” and SFAS 146, we have reduced these lease commitments by estimated sublease income in determining the total exit and disposal-related lease obligations of $17.7 million recorded in the accompanying balance sheet as of May 31, 2005. Please refer to Note 7 in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We had $175.5 million in outstanding Notes as of May 31, 2005. The Notes bear interest at 5.0% per annum which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $155.5 million as of May 31, 2005 based on market quotes. The Notes mature in November 2007 and are convertible into approximately 4.0 million shares of our common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock, we subdivide, combine or reclassify our common stock, we issue rights to our common stockholders to purchase our common stock at less than market price, we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends), or we make certain repurchases of our common stock. Upon a change of control of our Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes in cash at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes do not have any financial covenants. On or after November 7, 2003, we may redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made on at least 30 days notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

In the second half of fiscal 2004, we exchanged $74.5 million of the Notes for 9,725,750 shares of our common stock in privately negotiated transactions with note holders. The offer and issuance of the common stock underlying these transactions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933 and were freely traded upon issuance.

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

Credit Facility.

We had a one-year unsecured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank (“SVB”) for $15.0 million which expired on March 30, 2005. Under the terms of the Credit Facility, we could request cash advances, letters of credit, or both. On April 8, 2005, we renewed the Credit Facility (the “New Credit Facility”) with SVB for $15.0 million and a two year term, effective March 29, 2005. Under the terms of the New Credit Facility, we may request cash advances, letters of credit, or both. Borrowings under the New Credit Facility accrue interest at the prime rate plus 0.5%. The New Credit Facility requires us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) our ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. We were in compliance with all financial covenants as of May 31, 2005 and there were no cash draws outstanding. As of May 31, 2005, we had $9.2 million in letters of credit outstanding under the New Credit Facility to secure our lease obligations for certain office space.

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

The New Credit Facility includes a provision for supplemental equipment advances, under which we may borrow up to an additional $5.0 million for the purchase of equipment, office furniture and other capital expenditures. Amounts may be borrowed for such capital expenditures through December 31, 2005 and accrue interest at a fixed interest rate equal to 7.75% annually. Equipment advances will be repaid monthly over a 36-month-period, beginning in the month following the advance. As of May 31, 2005, there were no borrowings outstanding for equipment advances under the New Credit Facility. The financial covenants for the supplemental equipment advances are the same as the financial covenants for the New Credit Facility.

We had an additional credit agreement (the “Equipment Line”) with SVB, as amended, which expired March 31, 2003, under which we were permitted to borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the Equipment Line accrue interest at a rate equal to the greater of the three-year Treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. During fiscal 2003, we borrowed $2.9 million under the Equipment Line. The principal balance remaining as of May 31, 2005 was approximately $0.5 million. The financial covenants for the Equipment Line are the same as the financial covenants for the New Credit Facility. We were in compliance with all financial covenants as of May 31, 2005.

Cash flows.

Cash provided by (used in) operations was $0.6 million and $(1.0) for the three months ended May 31, 2005 and 2004, respectively. The increase in operating cash flows of $1.6 million in the three months ended May 31, 2005 compared to the three months ended May 31, 2004 resulted from a lower net loss for the three months ended May 31, 2005, a decrease in payments made for exit and disposal obligations, partially offset by increased payments made to vendors related to the timing of receiving vendor invoices and lower net accounts receivable contribution due to the timing of cash receipts from billings and lower software and services revenue for the three months ended May 31, 2005 compared the three months ended May 31, 2004.

Cash (used in) provided by investing activities was $(3.8) million and $11.3 million during the three months ended May 31, 2005 and 2004, respectively. Investing activities consist of the sales and purchases of marketable securities and long-term investments, sales and purchases of property and equipment, purchases and capitalization of software and acquisitions of businesses. Total purchases of property, equipment and software, including capitalized software, were $1.5 million and $4.6 million during the three months ended May 31, 2005 and 2004, respectively. (Purchases) sales of long-term investments and marketable securities, net, were $(2.3) million and $15.9 million during the three months ended May 31, 2005 and 2004, respectively.

Cash used in financing activities was $(0.7) million and $(0.2) million during the three months ended May 31, 2005 and 2004, respectively. Cash used in financing activities consisted of payments of long-term debt and capital lease obligations offset by proceeds from the exercise of stock options and employee stock plan purchases.

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

Lease Arrangements.

We have entered into operating leases with unrelated third parties for our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are sometimes referred to as a form of off-balance sheet financing. Future minimum lease payments under our operating leases as of May 31, 2005 are detailed previously in “Liquidity and Capital Resources.” We have a two-year unsecured revolving credit facility (the “Credit Facility”) with SVB for $15.0 million which will expire on March 29, 2007, unless renewed. Under the terms of the Credit Facility, we may request cash advances, letters of credit, or both. As of May 31, 2005, $9.2 million in letters of credit was outstanding under the Credit Facility to secure our lease obligations for certain office space.

Indemnification Obligations.

We license software to our customers under contracts which we refer to as Software License Agreements (“SLAs”). Each SLA contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions for indemnifying the customer against damages, judgments, reasonable cost and expenses incurred by the customer for any claim or suit based on infringement of a trademark or copyright as a result of the customer’s use of our software. The SLA generally limits our indemnification obligations in a variety of industry-standard respects. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and no material claims are outstanding as of May 31, 2005. We account for these indemnity obligations in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for indemnification obligations as of May 31, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, we cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payments will not have a material adverse effect on our operating performance, financial condition and cash flows.

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

Warranty Obligations.

We warrant to our customers in the SLA that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these warranties is nominal. Accordingly, we have no liabilities recorded for these warranties as of May 31, 2005.

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

•       place us at a competitive disadvantage relative to our competitors;

•       limit our ability to obtain additional financing;

•       require the dedication of a substantial portion of our cash flows from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of capital to fund our operations, working capital, capital expenditures, acquisitions and other general corporate purposes; and

•       limit our flexibility in planning for, or reacting to, changes in our business and the industry.

•       influence our customers and potential customers in doing business with the Company

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

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

We will be required to generate sufficient cash to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $8.8 million annually with $175.5 million of principal due November 2007. As of May 31, 2005, the remaining principal and interest payments due under the Notes were $198.2 million. Our cash, cash equivalents, marketable securities and long-term investments totaled $133.3 million as of May 31, 2005. Assuming our cash, cash equivalents, marketable securities and long-term investments remain constant from our May 31, 2005 levels, we will have to generate a minimum of $64.9 million of net cash flow through any combination of normal operations of our Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Concerns about our ability to meet our debt service obligations could negatively affect our ability to attract and retain customers. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

WE MAY VIOLATE FINANCIAL COVENANTS UNDER OUR CREDIT FACILITY WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND FINANCIAL CONDITION.

We have an unsecured credit facility with SVB with borrowing capacity of $15.0 million. Under the terms of the credit facility, which expires on March 29, 2007, we are also able to borrow up to an additional $5.0 million for the purchase of equipment or other capital expenditures through December 31, 2005. As of May 31, 2005, approximately $9.2 million of letters of credit were outstanding with SVB, and approximately $0.5 million was outstanding under a previous equipment financing credit line. The terms of the credit facility require us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) our ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. The credit facility requires us to maintain $50.0 million in funds with SVB Asset Management and its affiliates. If our future financial performance results in a violation of these financial covenants under our credit facility, or with our previous equipment financing credit line, we could be required to provide cash collateral for letters of credit or repay outstanding borrowings, which would have a material adverse effect on our liquidity and financial condition.

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

WE BELIEVE OUR RECENT FINANCIAL PERFORMANCE WAS ADVERSELY AFFECTED BY DIFFICULTIES IN SALES EXECUTION AND A MARKET FOCUS THAT WAS TOO BROAD FOR EXISTING MARKET CONDITIONS AND A STRONG COMPETITIVE ENVIRONMENT. IF WE CANNOT OVERCOME THESE DIFFICULTIES OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY AND ADVERSELY AFFECTED.

We incurred significant losses during the past four fiscal years. We believe our recent financial performance was adversely affected by difficulties in sales execution and a market focus that was too broad for existing market conditions and a strong competitive environment.

We experienced sequential declines in software and total revenue during our second and third quarters of fiscal 2002. Total annual revenue decreased in each of fiscal 2003 and fiscal 2004, as compared to prior fiscal years. For the fiscal year ended 2005, there were declines in software and total revenue in comparison to the fiscal year ended 2004. The losses incurred during these periods were $115.2 million in fiscal 2002, $212.2 million in fiscal 2003, $103.8 million in fiscal 2004 and $55.3 million in fiscal 2005. We incurred a loss of $4.9 million for the three months ended May 31, 2005. If we do not successfully align our cost structure with our revenue without hindering our ability to grow revenue, or if we do not successfully overcome the recent internal factors that have hindered our performance, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

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

During the three months ended May 31, 2005, we experienced adverse changes in our stock price.  As a result, we performed a test for goodwill impairment at May 31, 2005 and determined that based upon our implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) as of May 31, 2005, there was no impairment of goodwill. We will continue to test for impairment on an annual basis, coinciding with our fiscal year-end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying value. If our stock price is significantly lower than recent levels such that the implied fair value of our Company is significantly less than stockholders’ equity for a sustained period of time, among other factors, we may be required to record additional impairment losses related to goodwill.

OUR FUTURE RESULTS WILL BE ADVERSELY AFFECTED BY SEVERAL TYPES OF SIGNIFICANT NON-CASH CHARGES WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We will incur significant non-cash charges in the future related to the amortization of acquired technology and intangible assets from past acquisitions. During fiscal 2002, we announced that we were required to write-off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. During fiscal 2003, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. Also during fiscal 2003, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to its estimated fair value as of that date. During fiscal 2002, 2003, 2004 and 2005, we recorded net write-downs of long-lived assets associated with exit and disposal activities of approximately $0.1 million, $2.5 million, $4.2 million and $2.7 million, respectively, consisting of the abandonment or disposal of certain furniture, fixtures, computer equipment, leasehold improvements related to vacating office space and other long-lived assets. During fiscal 2004, we exchanged $74.5 million of the Notes for 9.7 million shares of our common stock in privately negotiated transactions, which resulted in a non-cash debt conversion expense of $59.8 million. We may also incur non-cash charges in future periods related to impairments of long-lived assets and future exchanges of Notes for shares of our common stock, if any. To achieve profitability, we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.

IF OUR EXIT AND DISPOSAL PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, WE MAY SUFFER MATERIAL HARM TO OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

In response to deteriorations in our markets, during fiscal 2002, 2003, 2004, 2005 and the three months ended May 31, 2005, we implemented exit and disposal plans and cost containment and cost reduction measures and are continuing to implement cost containment and cost reduction measures to align our cost structure with our revenue. These actions have included, among other things, reductions in workforce and consolidations of our operational facilities. We abandoned additional idle space in our Rockville, Maryland; Tokyo, Japan; San Carlos and Calabasas, California; and Bracknell, United Kingdom facilities and closed three offices in Europe and one in the Philippines during fiscal 2005 and the three months ended May 31, 2005.

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

In fiscal 2002, 2003, 2004, 2005, and the three months ended May 31, 2005, we recorded exit and disposal charges of $6.6 million, $19.2 million, $18.6 million, $17.3 million and $0.4 million respectively. If we fail to achieve the desired results of our exit and disposal plans and our cost containment and cost reduction measures, we may suffer material harm to our operating performance and financial condition.

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

As part of our cost containment and cost reduction initiatives, we have recently reduced our workforce. During the three months ended May 31, 2005, voluntary employee attrition continued. However, headcount increased to 722 at the quarter ended May 31, 2005 compared to 695 at the quarter ended February 28, 2005, primarily as a result of increased staffing at our new development center in Hyderabad, India. Moreover, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. We consider stock options to be critically important in attracting and retaining employees.

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

We have recently undergone significant changes in our senior management. As a result, our senior management team has only recently begun to work together. In July 2004, Gregory J. Owens resigned as our Chief Executive Officer and was replaced by Joseph L. Cowan as Chief Executive Officer. In April 2005, Mr. Owens resigned as Chairman of the Board. In August of 2004, our President, Jeremy P. Coote resigned and the position of President was eliminated. In addition, two other senior management personnel left the Company during our third quarter of fiscal 2005 and one, whose position was eliminated, left the Company at the end of our fourth quarter of fiscal 2005. In September 2004, Jeffrey L. Kissling was hired as our Chief Technology Officer, and two other senior management personnel were promoted to new positions. In fiscal year 2005, we reorganized our sales and marketing organization which resulted in further management changes within the organizational structure. Our success depends significantly on the continued service of our executive officers and their ability to work together effectively as a management team. We do not have fixed-term employment agreements with any executive officers, other than with Joseph L. Cowan, who has a two-year employment agreement with our Company that commenced in July, 2004, and we do not maintain key person life insurance on our executive officers. The loss of services of any of our senior management for any reason or their inability to manage our Company effectively could have a material adverse effect on our operating performance and financial condition.

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

Each client’s decision to license and implement our products and services is discretionary, involves a significant commitment of resources and is subject to the client’s budget cycles. The time it takes to license our software to prospective clients varies substantially, but historically has ranged between three and twelve months. Prior sales and implementation cycles should not be relied upon as any indication of future cycles. As a result of current economic conditions, recent changes in our organization and sales force and increased competition, our sales cycle has recently become longer than historical sales cycles.

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

AN INCREASE IN SALES OF SOFTWARE PRODUCTS THAT REQUIRE CUSTOMIZATION WOULD RESULT IN REVENUE BEING RECOGNIZED OVER THE TERM OF THE CONTRACT FOR THOSE PRODUCTS AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Historically, we have been able to recognize software license revenue upon delivery of our solutions and contract execution. Recently, more of our clients and prospects have been asking for unique capabilities in addition to our core capabilities to give them a competitive edge in the market place. These instances could cause us to recognize more of our software license revenue on a contract accounting basis over the course of the delivery of the solution rather than upon delivery and contract execution. The period between initial contact and the completion of the implementation of our products can be lengthy and is subject to a number of factors (over many of which we have little or no control) that may cause significant delays. These factors include the size and complexity of the overall project. As a result, a shift toward a higher proportion of software license contracts requiring contract accounting could have a material adverse effect on our operating results and financial condition and cause our operating results to vary significantly from quarter to quarter.

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

CHANGES IN THE SIZE OR NUMBER OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

The size and number of our software license transactions fluctuate. Fluctuations in the size and number of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our software and services. Losses of, or delays in concluding larger software transactions (which typically are more complex, take longer to negotiate and are subject to more delays) have had and could continue to have a proportionately greater effect on our revenue and financial performance for a particular period. We have experienced declines in the number of software transactions of $1.0 million or greater since fiscal 2002. Specifically, we recorded 38 such software transactions in fiscal 2002, 19 such software transactions in fiscal 2003, 18 such software transactions in fiscal 2004, 7 such software transactions in fiscal 2005 and 2 such software transactions for the quarter ended May 31, 2005. During the quarter ended May 31, 2005, one transaction accounted for more than 10% of our consolidated revenue on a quarterly basis.  As a result of these changes in the size and number of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may fluctuate significantly in the future.

WE EXPERIENCED DECLINES IN SOFTWARE REVENUE IN FISCAL 2003, FISCAL 2004 AND FISCAL 2005. LOWER SOFTWARE LICENSE REVENUE HAS RESULTED AND MAY CONTINUE TO RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

Our ability to maintain or increase services and support revenue depends on our ability to maintain or increase the amount of software we license to customers. During fiscal 2003, 2004, 2005 and the quarter ended May 31, 2005, we experienced declines in services revenue primarily as a result of declining software revenue in prior periods. Additional decreases of software license revenue or slowdowns in licensing may have a material adverse effect on our services and support revenue in future periods.

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

In addition, many leading companies in the business of providing enterprise application software have been the subject of mergers and acquisitions during the last several years. We expect this trend toward consolidation to continue. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. If there is significant consolidation among enterprise application software companies, we may be at a competitive disadvantage.

Some competitors are offering software that competes with ours at little or no charge as components of bundled products or on a stand-alone basis. Smaller niche software companies have developed, and will likely continue to develop, unique offerings that compete effectively with some of our solutions. Further, our current or prospective clients and partners may become competitors in the future.

INCREASED COMPETITION HAS RESULTED IN, AND IN THE FUTURE COULD RESULT IN, PRICE REDUCTIONS, LOWER GROSS MARGINS, LONGER SALES CYCLES AND THE LOSS OF MARKET SHARE. EACH OF THESE DEVELOPMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION. MANY OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO, AND THEREFORE, WE MAY BE AT A DISADVANTAGE IN COMPETING WITH THEM.

We directly compete with other enterprise application software vendors including: Aspen Technology, DemandTec, Global Logistics Technologies, i2 Technologies, JDA Software, Logility, Manhattan Associates, Profit Logic, PROS Revenue Management, Rapt, Retek (acquired by Oracle), Sabre, SAP and Teradata (a division of NCR). Certain enterprise resource planning (“ERP”) vendors, in addition to SAP, all of which are substantially larger than Manugistics, have acquired or developed demand-driven and supply chain management software companies, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle (which recently acquired PeopleSoft and Retek) and SSA Global Technologies. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other resources than we do, as well as greater name recognition and larger installed bases of clients. Three of our competitors, Oracle and PeopleSoft and Retek, have combined and other of our current and potential competitors may combine pursuant to recently announced mergers or tender offers and may subsequently utilize enhanced financial and human resources to develop and sell more competitive demand-driven supply chain products. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

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

DURING OUR FISCAL 2005 AUDIT, WE RECOGNIZED ONE MATERIAL WEAKNESS REGARDING THE ACCOUNTING TREATMENT FOR ONE LARGE TRANSACTION INVOLVING COMPLEX JUDGMENT. ALTHOUGH THE ACCOUNTING ERROR WAS DETECTED AND CORRECTED PRIOR TO THE RELEASE OF OUR FINANCIAL RESULTS FOR THE PERIOD, IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. AS A RESULT, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD

BE HARMED AND INVESTORS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Effective internal controls are necessary to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our system of internal control over financial reporting that need improvement. For example, during the recent audit of our system of internal control over financial reporting for the fiscal year ended February 28, 2005, we recognized one material weakness regarding the accounting treatment for one large transaction involving complex judgment as to whether services in the transaction were essential to the functionality of the software sold. The accounting error was detected and corrected prior to the release of our financial results for the period.

Since that time, we implemented additional internal controls to remediate this weakness.  These control improvements included:

•                  Review of the revenue recognition for significant software transactions by Company personnel with the requisite technical accounting skills who are not involved in the contract negation or structuring of the transaction or in making the initial accounting determination;

•                  Determination by Company personnel with the requisite technical accounting skills as to the need to solicit an opinion from a third-party professional; and

•                  Consultation with a third-party professional if determined necessary as described above.

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

OUR CONTINUED SHIFT OF OUR PRODUCT DEVELOPMENT OPERATIONS TO INDIA POSES SIGNIFICANT RISKS.

We recently opened our own product development facility in Hyderabad, India, and plan to move a substantial portion of our product development to India. In addition, we maintain relationships with third parties in India to which we outsource a significant portion of our product development effort. We are increasing the proportion of our product development work being performed at our facility in India in order to increase product development resources and to take advantage of cost efficiencies associated with India’s lower wage scale. We may not achieve the cost savings and other benefits we anticipate from this program. We may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. We also have a heightened risk exposure to changes in the economic, security and political conditions of India. Economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

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

We depend on companies such as Business Objects, Inovus, Tibco Software, Vignette, and webMethods to integrate our software with software and platforms developed by third parties. If relations with any of these third parties are impaired, and if we are unable to secure a replacement on a timely basis, our operating performance and financial condition could be harmed. If these companies are unable to develop or maintain software that effectively integrates with our software and is free from defects, our ability to license our products and provide solutions could be impaired and our operating performance and financial condition could be harmed. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance their software’s capabilities.

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

For the quarter ended May 31, 2005, 39.9% of our total revenue was derived from outside the U.S. Our primary international operations are located throughout Europe and Asia-Pacific. We also have operations in Brazil, Canada and Mexico. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenue and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and costs and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

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

We currently account for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and, accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 16, 2004, the FASB published FASB Statement No. 123 (R)”Share-Based Payment” (“FAS 123(R)”), which was to be effective for public companies in periods beginning after June 15, 2005. On April 14, 2005, The Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for FAS 123 (R). The new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year instead of their next reporting period beginning after June 15, 2005. We will be required to implement FAS 123(R) beginning in the first quarter of fiscal 2007. Our earnings in fiscal 2007 could be significantly reduced as a result of changing our accounting policy in accordance with FAS 123(R). As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees or attract qualified candidates, and increase the cash compensation we pay to employees. Such a change could have a material effect on our operating performance.

In June 2003, the Company’s Board of Directors approved an amendment to the Company’s 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by shareholders at the Company’s 2003 Annual Meeting of Shareholders on July 29, 2003. On November 3, 2004, the Company issued 1.3 million shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in three equal annual increments over three years from the date of grant, with the first increment vesting on November 3, 2005. The total value of the fiscal 2005 restricted stock awards granted of approximately $2.6 million was computed using the closing stock price on the date of grant and a 22% estimated forfeiture rate and was recorded as a component of deferred compensation. The related compensation expense is recognized and amortized over the vesting period. Additionally, in fiscal 2005, 333,000 shares, which vest in full on January 1, 2006, were issued to the new Chief Executive Officer, resulting in an increase in deferred compensation in stockholders’ equity of $0.9 million.

On October 17, 2003, the Company issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in four equal increments over four years from the date of grant. The first increment vested on April 17, 2005. The total value of the fiscal 2004 restricted stock awards granted of approximately $1.3 million was computed using the closing stock price on the date of grant and was recorded as a component of deferred compensation. The related compensation expense is recognized and amortized over the vesting period.

The Company recorded $0.5 million in compensation expense related to restricted shares outstanding during the three months ended May 31, 2005.

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

•       changes in the size or number of our software transactions;

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

In addition, our current officers, directors, Warburg Pincus Private Equity VIII, L.P. (“WP VIII”) an entity affiliated with William H. Janeway, one of our directors, and one of our founders, William M. Gibson, together beneficially owned approximately 23.9% of the outstanding shares of our common stock at June 30, 2005. While these stockholders do not hold a majority of our outstanding common stock, if they were to vote together, they may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This factor may prevent or discourage tender offers for our common stock. In connection with the appointment of Mr. Janeway to the Board in October 2002, the Company entered into a standstill agreement with WP VIII under which WP VIII agreed that it and certain of its affiliates would not acquire more than 19.9% of the common stock of our Company without our consent for a period of three years or until the earlier occurrence of certain specified events.

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Our current officers, directors, WP VIII, an entity affiliated with William H. Janeway, one of our directors, and one of our founders, William M. Gibson, together beneficially owned approximately 23.9% of the outstanding shares of our common stock at June 30, 2005. Sales of substantial amounts of our common stock in the public market by these shareholders, or the perception that such sales may occur, could cause the market price of our common stock to decline.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in stockholders’ equity. Revenue outside of the U.S. as a percentage of total revenue was 39.9% for the three months ended May 31, 2005 as compared to 30.0% for the same period in fiscal 2005. Revenue outside the U.S. is derived from operations in Australia, Brazil, Canada, The People’s Republic of China, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our Condensed Consolidated Financial Statements. None of the components of our Statement of Operations were materially affected by exchange rate fluctuations during the three months ended May 31, 2005 and 2004. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

Interest Rate Risk. Our long-term investments, marketable securities and certain cash equivalents are subject to interest rate risk. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. We manage this risk by maintaining an overall investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. All securities in our long-term investment portfolio mature in two years or less. Instruments in our entire portfolio include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. As of May 31, 2005 and February 28, 2005, the fair market value of our long-term investments and marketable securities held was $57.7 million and $55.5 million, respectively.

We also hold cash balances in accounts with commercial banks in the U.S. and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Generally, operating cash balances held at banks outside of the U.S. are denominated in the local currency.

The U.S. Federal Reserve Board influences the general market rates of interest. During fiscal 2005, the discount rate was increased by 150 basis points from 1.00% to 2.50%. The discount rate was 3.0% as of May 3, 2005. This 50 basis point increase was in line with expectations and the Treasury Department announced a potential February 2006 auction of 30–year Treasury bonds.  The decision on the auction will be made during the August 3rd meeting. On June 30, 2005, the discount rate was raised 25 basis points to 3.25% as an accommodative stance with the expectation that underlying inflation will be contained.  The Federal Reserve Open Market Committee believes that this policy accommodation can be removed at a measured pace, but that long-term interest rates continue to stimulate the economy.

The weighted average yield on interest-bearing investments held as of May 31, 2005 and 2004 was approximately 2.7% and 1.2%, respectively. Based on our investment holdings at May 31, 2005, a 100 basis point decline in the average yield would reduce our annual interest income by $0.7 million.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, long-term investments and trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables since most of our customers are large, well-established companies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry, and no single customer has accounted for more than 10% of our consolidated revenue on an annual basis, although we have had customers which accounted for more than 10% of our consolidated revenue on a quarterly basis, including one during the quarter ended May 31, 2005. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

In our Annual Report on Form 10-K for the fiscal year ended February 28, 2005, management identified a material weakness in internal control over financial reporting related to one large software transaction involving complex judgment as to whether the services in the transaction were essential to the functionality of the software sold where the Company had incorrectly accounted for the recognition of revenue. Accordingly, management concluded that our internal control over financial reporting was not effective as of February 28, 2005. Since that time, the Company implemented additional internal controls to remediate this material weakness.  These control improvements included:

•                  Review of the revenue recognition for significant software transactions by Company personnel with the requisite technical accounting skills who are not involved in the contract negotiation or structuring of the transaction or in making the initial accounting determination;

•                  Determination by Company personnel with the requisite technical accounting skills as to the need to solicit an opinion from a third-party professional; and

•                  Consultation with a third-party professional if determined necessary as described above.

The Company has utilized an independent and technically competent resource not involved in the contract negotiation or structuring to review material software contracts for proper revenue recognition treatment. We have also sought the advice on revenue recognition issues from third-party professionals in regard to material software transactions related to the quarter ended May 31, 2005, when deemed necessary. As of May 31, 2005, management believes the Company has adequately modified the design of its controls and implemented improvements which it believes are operating effectively to sufficiently address the material weakness that was previously reported in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 11, 2005.

MANUGISTICS GROUP, INC.
(Registrant)

Date:	July 11, 2005

/s/ Joseph L. Cowan
Joseph L. Cowan
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Raghavan Rajaji
Raghavan Rajaji
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Kelly Davis-Stoudt
Kelly Davis-Stoudt
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)