Form 10-Q
period 2005-08-31
MANUGISTICS GROUP INC
filed 2005-10-11
CIK 908440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 0-22154

MANUGISTICS GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	52-1469385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9715 Key West Avenue, Rockville, Maryland	20850
(Address of principal executive office)	(Zip Code)

(301) 255-5000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                               ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                                                                                                                                                                         ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 83.8 million shares of common stock, $.002 par value, as of September 30, 2005

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

PART I-FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	August 31,	February 28,
	2005	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$81,192	$80,342
Marketable securities	51,964	49,636
Total cash, cash equivalents and marketable securities	133,156	129,978

Accounts receivable, net of allowance for doubtful accounts of $7,631 and $7,605 at August 31, 2005 and February 28, 2005, respectively	38,048	45,659
Other current assets	9,955	10,890

Total current assets	181,159	186,527

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	15,034	15,795
Software development costs, net of accumulated amortization	11,046	14,390
Long-term investments	2,953	5,911
Goodwill	185,740	185,658
Acquired technology, net of accumulated amortization	6,275	13,816
Customer relationships, net of accumulated amortization	6,011	9,335
Other intangibles and non-current assets, net of accumulated amortization	7,789	8,848

TOTAL ASSETS	$416,007	$440,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,588	$7,117
Accrued compensation	3,553	2,858
Accrued exit and disposal obligations	7,358	8,032
Deferred revenue	38,881	43,173
Other current liabilities	14,651	19,814

Total current liabilities	70,031	80,994

NON-CURRENT LIABILITIES:
Convertible debt	175,500	175,500
Accrued exit and disposal obligations	10,876	13,799
Long-term debt and capital leases	1,261	1,668
Other non-current liabilities	4,334	3,573

Total non-current liabilities	191,971	194,540

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 4,620 shares authorized; none outstanding	—	—
Common stock, $.002 par value per share; 300,000 shares authorized; 83,780 and 83,869 issued and outstanding at August 31, 2005 and February 28, 2005, respectively	168	168
Additional paid-in capital	779,960	780,306
Deferred compensation	(1,354)	(3,044)
Accumulated other comprehensive income	3,014	4,065
Accumulated deficit	(627,783)	(616,749)

Total stockholders’ equity	154,005	164,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$416,007	$440,280

See accompanying Notes to Condensed Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
REVENUE:
Software license	$5,068	$11,111	$13,459	$21,479
Support	21,755	21,296	43,570	42,717
Services	15,259	16,374	29,940	33,932
Reimbursed expenses	1,567	2,481	3,337	4,717

Total revenue	43,649	51,262	90,306	102,845

OPERATING EXPENSES:
Cost of revenue:
Cost of software license	3,114	3,422	7,582	7,336
Amortization of acquired technology	1,817	3,546	3,808	7,092

Total cost of software license	4,931	6,968	11,390	14,428

Cost of services and support	16,244	19,040	31,632	37,230
Cost of reimbursed expenses	1,567	2,481	3,337	4,717
Non-cash stock option compensation expense for cost of services and support	—	6	—	75

Total cost of services and support	17,811	21,527	34,969	42,022

Sales and marketing	8,313	15,225	19,521	30,465
Non-cash stock option compensation expense for sales and marketing	—	6	—	26

Total cost of sales and marketing	8,313	15,231	19,521	30,491

Product development	7,956	8,566	15,454	16,894
Non-cash stock option compensation expense for product development	—	5	—	15

Total cost of product development	7,956	8,571	15,454	16,909

General and administrative	5,054	6,006	10,322	12,020
Non-cash stock option compensation expense for general and administrative	—	31	—	52

Total cost of general and administrative	5,054	6,037	10,322	12,072

Amortization of intangibles	1,662	1,662	3,325	3,324
Asset impairment	3,733	—	3,733	—
Exit and disposal activities	1,302	6,222	1,729	3,705

Total operating expenses	50,762	66,218	100,443	122,951

LOSS FROM OPERATIONS	(7,113)	(14,956)	(10,137)	(20,106)
OTHER EXPENSE, NET	(1,735)	(1,808)	(3,231)	(4,070)
LOSS BEFORE INCOME TAXES	(8,848)	(16,764)	(13,368)	(24,176)
(BENEFIT) PROVISION FOR INCOME TAXES	(2,730)	350	(2,334)	671
NET LOSS	$(6,118)	$(17,114)	$(11,034)	$(24,847)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.21)	$(0.13)	$(0.30)

SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION	82,171	81,907	82,158	81,863

See accompanying notes to the Condensed Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended August 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,034)	$(24,847)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,877	19,684
Amortization of debt issuance costs	450	452
Exit and disposal activities	1,729	3,705
Non-cash stock option compensation expense	—	168
Bad debt expense	567	2,314
Asset impairment	3,733	—
Other	1,103	465
Changes in assets and liabilities:
Accounts receivable	6,934	10,479
Other assets	1,027	(410)
Accounts payable	(1,529)	(3,718)
Accrued compensation	695	(880)
Other liabilities	(4,846)	(469)
Accrued exit and disposal obligations	(5,326)	(5,851)
Deferred revenue	(3,529)	(8,864)
Net cash provided by (used in) operating activities	5,851	(7,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of marketable securities, net	604	29,587
Purchases of property and equipment	(1,741)	(2,903)
Capitalization and purchases of software	(1,745)	(4,745)
Purchases of long-term investments, net	—	(7,936)
Net cash (used in) provided by investing activities	(2,882)	14,003

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of debt and capital lease obligations and debt issuance costs	(1,650)	(1,272)
Proceeds from exercise of stock options and employee stock plan purchases	242	600
Net cash used in financing activities	(1,408)	(672)

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	(711)	(1,210)

NET CHANGE IN CASH AND CASH EQUIVALENTS	850	4,349
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,342	97,559
CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,192	$101,908

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,520	$4,546

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of capital leases	$834	$1,364

See accompanying Notes to Condensed Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2005

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

2. Stock Option-Based Compensation Plans & Restricted Stock Program

Stock Option-Based Compensation Plans. The Company accounts for its stock option-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic value based method of accounting. If the Company accounted for its share-based payments using a fair value based method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” (“SFAS 123 (R)”) as required beginning in the first quarter of fiscal year 2007, and in accordance with the provisions in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), the Company’s net loss and loss per basic and diluted share amounts would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
Net loss, as reported	$(6,118)	$(17,114)	$(11,034)	$(24,847)
Add: Stock option-based compensation expense included in reported net loss, net of tax	—	48	—	168
Deduct: Stock option-based compensation expense determined under the fair-value method, net of tax (1)	1,206	(1,572)	164	(3,742)
Pro forma net loss	$(4,912)	$(18,638)	$(10,870)	$(28,421)

Basic and diluted loss per share, as reported	$(0.07)	$(0.21)	$(0.13)	$(0.30)
Basic and diluted loss per share, pro forma	$(0.06)	$(0.23)	$(0.13)	$(0.35)

(1) Includes the impact of actual stock option forfeitures related to employee terminations.

Consistent with the Company’s accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited Condensed Consolidated Financial Statements, the Company has not provided a tax benefit or expense on the pro forma expense in the above table.

During the three and six months ended August 31, 2005, stock options granted had weighted average fair values of $0.90 and $0.90 per share, respectively, and $1.36 and $1.96 per share during the three and six months ended August 31, 2004, respectively, as calculated using the Black-Scholes option valuation model.

The weighted average estimated fair value of the common stock purchase rights granted under the 2004 Employee Stock Purchase Plan (ESPP) during the three and six months ended August 31, 2005 was $0.40 and $0.38 per share, respectively. There were no stock purchase rights granted under the employee stock purchase plan during the three and six months ended August 31, 2004. The Company’s then-existing employee stock purchase plan was suspended as of June 30, 2003. At the 2004 Annual Meeting of Shareholders, the shareholders of the Company approved the 2004 ESPP, and participation commenced on September 1, 2004. On August 31, 2005, 74,527 shares of the Company’s common stock were issued under the Company’s 2004 ESPP.

The Company determined the assumptions used in computing the fair value of stock options and ESPP shares by estimating the expected useful lives, giving consideration to the vesting and purchase periods, contractual lives, actual employee forfeitures, and the relationship between the exercise price and the fair market value of the Company’s common stock, among other factors. The risk-free interest rate is the U.S. Treasury bill rate for the relevant expected life. The fair value of stock options and stock purchase plan shares was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	OPTIONS		ESPP		OPTIONS		ESPP
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	August 31,		August 31,		August 31,		August 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rates	3.78%	2.86%	3.33%	N/A	3.75%	2.75%	3.18%	N/A
Expected term	4.13 years	3.35 years	0.25 years	N/A	4.39 years	3.45 years	0.25 years	N/A
Volatility	0.5546	0.7796	0.6186	N/A	0.5581	0.8062	0.5125	N/A
Dividend yield	0%	0%	0%	N/A	0%	0%	0%	N/A

Restricted Stock Program. In June 2003, the Company’s Board of Directors approved an amendment to the Company’s 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by shareholders at the Company’s 2003 Annual Meeting of Shareholders on July 29, 2003. During fiscal year 2005, the Company issued 1.3 million shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock awards vest in three equal annual increments over three years from the date of grant, with the first increment vesting on November 3, 2005. The total value of the fiscal 2005 restricted stock awards of approximately $2.6 million was computed using the closing stock price on the date of grant and a 22% estimated forfeiture rate and was recorded as a component of deferred compensation. The related compensation expense is recognized and amortized over the vesting period. Additionally, in fiscal 2005, 333,000 shares, which vest in full on January 1, 2006, were issued to the new Chief Executive Officer, resulting in an increase in deferred compensation in stockholders’ equity of $0.9 million.

On October 17, 2003, the Company issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock awards vest in four equal installments on the day which is 18 months, 24 months, 36 months and 48 months following the date of grant. The first increment vested on April 17, 2005. The total value of the fiscal 2004 restricted stock awards granted of approximately $1.3 million was computed using the closing stock price on the date of grant and was recorded as a component of deferred compensation. The related compensation expense is recognized and amortized over the vesting period.

The Company recorded $0.4 million and $0.9 million in compensation expense related to restricted shares outstanding during the three and six months ended August 31, 2005, respectively, and recorded $0.2 million and $0.3 million in compensation expense during the three and six months ended August 31, 2004, respectively.

3. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options, restricted stock and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company’s convertible subordinated debt, using the if-converted method. The dilutive effect of options, restricted stock and warrants to acquire 0.5 million and 0.6 million shares for the three and six months ended August 31, 2005, respectively, and 0.5 million and 0.8 million shares for the three and six months ended August 31, 2004, respectively, was excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for the three months ended August 31, 2005 and 2004 because it was anti-dilutive.

4. Commitments and Contingencies

Legal Actions. The Company is involved from time to time in disputes and litigation in the ordinary course of business. The Company has established accruals for losses related to such matters that are probable and reasonably estimable. The Company does not believe that the outcome of any existing disputes or litigation will have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. However, the ultimate outcome of these matters, as with dispute resolution and litigation generally, is inherently uncertain and it is possible that some of these matters may be resolved adversely to the Company.  Accordingly, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

Indemnification. The Company licenses software to its customers under software license agreements, which generally provide the customer with limited indemnification against damages, judgments and reasonable costs and expenses incurred by the customer for any claim or suit based on infringement of a trademark or copyright as a result of the customer’s use of the Company’s software.   To date, the Company has not incurred any material costs associated with these indemnification provisions and no material claims of this nature are outstanding as of August 31, 2005. However, there can be no assurance that any claims under these indemnification provisions will not arise in the future or that any such claims will not have a material adverse effect on the Company’s business, operating performance, financial condition or cash flows.

Product Warranty. The Company typically provides a limited warranty to its customers with respect to its software products. The Company records a liability for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties.

Tax Matters.  The Company recorded a benefit for income taxes of $(2.7) million and $(2.3) million for the three and six months ended August 31, 2005, respectively, compared to an income tax expense of $0.4 million and $0.7 million for the three and six months ended August 31, 2004, respectively. The benefit recorded for the three and six months ended August 31, 2005 included a $1.9 million refund for previously paid withholding taxes and $0.7 million related to the reversal of additional amounts accrued for withholding taxes that the Company no longer deemed probable to be paid.

5. Intangible Assets and Goodwill

Acquisition-related intangible assets subject to amortization as of August 31, 2005 and February 28, 2005 were as follows (amounts in thousands):

		Accumulated
	Gross Assets	Amortization	Net Assets
August 31, 2005
Acquired technology	$51,939	$(45,664)	$6,275
Customer relationships	28,109	(22,098)	6,011

Total	$80,048	$(67,762)	$12,286

February 28, 2005
Acquired technology	$64,739	$(50,923)	$13,816
Customer relationships	28,109	(18,774)	9,335

Total	$92,848	$(69,697)	$23,151

During the three months ended August 31, 2005, the Company performed an impairment test of its long-lived assets and concluded that although the Company continues to sell the products acquired in the PartMiner CSD, Inc. asset acquisition, the Company does not believe that future operating cash flows will be sufficient to support the related asset balance.  Therefore, the Company wrote-off the remaining $12.8 million gross acquired technology asset balance and related $(9.1) million of accumulated amortization. The impairment resulted in a net reduction in acquisition-related intangible assets of $3.7 million for the three and six months ended August 31, 2005.

The change in the carrying amount of goodwill for the three months ended August 31, 2005 was as follows (amounts in thousands):

Balance as of February 28, 2005	$185,658
Foreign currency translation adjustments, net	82

Balance as of August 31, 2005	$185,740

During the three months ended May 31, 2005, the Company experienced adverse changes in its stock price. The Company performed a test for goodwill impairment and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of May 31, 2005, there was no impairment of goodwill. There were no further developments in the three months ended August 31, 2005 that would trigger the need to perform a subsequent impairment test.

Amortization expense for acquisition-related intangible assets was $3.5 million and $5.2 million for the three months ended August 31, 2005 and 2004, respectively, and $7.1 million and $10.4 million for the six months ended August 31, 2005 and 2004, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets for the six-month period ending February 28, 2006 and future fiscal years is as follows (amounts in thousands):

	Six Months Ended
	February 28,	Fiscal Year Ended February 28 or 29,
	2006	2007	2008	2009	2010	Total
Amortization expense	$4,298	$5,013	$1,908	$914	$153	$12,286

6. Capitalized Software Development Costs

Operations commenced at our new development center in Hyderabad, India during the fourth quarter of fiscal 2005.  Because of this change, the Company expects that technological feasibility in its product development life cycles will be reached just before products are available for general release to clients.  Capitalized software development costs as of August 31, 2005 and February 28, 2005 were as follows (amounts in thousands):

	August 31, 2005	February 28, 2005
Software development costs	$46,585	$44,960
Less: Accumulated amortization	(35,539)	(30,570)

Total software development costs, net	$11,046	$14,390

Capitalization of software development costs was $1.6 million and $4.5 million for the six months ended August 31, 2005 and 2004, respectively. Amortization expense was $5.0 million and $4.8 million for the six months ended August 31, 2005 and 2004, respectively.

7. Comprehensive Loss

Other comprehensive loss relates primarily to foreign currency translation adjustments and unrealized gains (losses) on investments in marketable securities and long-term investments. The following table sets forth the comprehensive loss for the three and six month periods ended August 31, 2005 and 2004 (amounts in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004

Net loss	$(6,118)	$(17,114)	$(11,034)	$(24,847)
Other comprehensive loss, net of tax
Unrealized gains (losses) on investments	46	60	120	(194)
Foreign currency translation adjustments	185	(440)	(1,171)	(1,038)
Total comprehensive loss	$(5,887)	$(17,494)	$(12,085)	$(26,079)

8. Exit and Disposal Activities

Summary: The Company has adjusted its cost structure and resource allocation several times in recent years to respond to business and market conditions. Each exit and disposal plan has included involuntary terminations across most functional areas throughout the Company and the reduction of excess office space.

The following table sets forth a summary of total exit and disposal charges, payments made against those charges and the remaining liabilities as of August 31, 2005 (amounts in thousands):

		Charges and	Charges and
		adjustments to	adjustments to	Utilization of
		charges in three	charges in three	cash in six
	Balance as of	months ended	months ended	months ended	Balance as of
	Feb. 28, 2005	May 31, 2005	August 31, 2005	August 31, 2005	August 31, 2005
Lease obligations and terminations (1) (2)	$18,274	$225	$(37)	$(3,532)	$14,930
Severance and related benefits	2,312	227	1,339	(1,736)	2,142
Other	83	(25)	—	(58)	—
Subtotal	$20,669	$427	$1,302	$(5,326)	17,072
Reclassification of deferred rent	1,162				1,162
Total	$21,831				$18,234

(1)          Certain accrued lease obligations extend through fiscal year 2019.

(2)          Includes $120 and $250 of accretion expense in adjustments to charges in the three and six months ended August 31, 2005.

The Company has outstanding lease obligations for facilities that have been entirely vacated which are located in Brussels, Belgium; Wayne, Pennsylvania; Detroit, Michigan and Ratingen and Munich, Germany. The Company has outstanding lease obligations for facilities for which a portion of the office space was vacated in certain facilities that are located in Rockville, Maryland; Atlanta, Georgia; Calabasas and San Carlos, California; and Bracknell, United Kingdom.

Exit and disposal activities:  In order to further adjust the Company’s cost structure and resource allocation to increase efficiencies and reduce excess office space in response to current business conditions, the Company announced and began implementing two exit and disposal plans, the (“FY05 Q2 Plans”) in the second quarter of fiscal 2005. Actions taken included the involuntary termination of employees across most business functions and the abandonment of excess office space.

The following table summarizes the Company’s exit and disposal activities since fiscal year 2003 (amounts in millions, except number of involuntarily terminated employees):

	Involuntary terminations
	Number of				Office		Property and
Period	employees		$	Amount	leases		equipment	Other	Total

Three months ended August 31, 2005	31	(a)		$1.3	—		—	—	$1.3
Three months ended May 31, 2005	13	(b)		$0.2	$0.2	(d)	—	—	$0.4
Fiscal Year 2005	127	(c)		$6.1	$8.1	(e)	$2.7	$0.4	$17.3
Fiscal Year 2004	79			$0.9	$12.9		$4.2	$0.6	$18.6
Fiscal Year 2003	343			$8.0	$8.0		$2.5	$0.7	$19.2

(a)          30 US, 1 Europe

(b)         13 US

(c)          96 US, 11 United Kingdom, 15 Other Europe, 4 Asia, 1 Canada

(d)         Completely vacated Brussels, Belgium

(e)          Partially vacated-Rockville, Maryland; San Carlos and Calabasas, California; Bracknell, United Kingdom and Tokyo, Japan.  Completely vacated-Munich, Germany; Stockholm, Sweden and the Philippines.

Exit and disposal accounting policies and practices:  The Company records exit and disposal costs in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

SFAS 146 (excess office space):  The Company records charges for excess office space once vacated based on the present value of the sum of expected remaining lease commitments offset by management’s best estimate of expected sublease income and costs associated with subleasing the vacated space. The estimated sublease income amounts require judgment and include assumptions regarding the period of sublease and the price per square foot to be paid by sublessors. The Company reviews these estimates periodically and records appropriate adjustments, as necessary, to reflect management’s best estimates. In certain cases, only a portion of the total office space within a property is vacated when such excess office space allows appropriate physical separation.

SFAS 146 (severance costs): All terminated employees are notified within the requisite time period as prescribed by SFAS 146 and are typically not required to render service beyond the earlier of their termination date or a minimum retention period of 60 days, as defined by SFAS 146. When employees are required to render service beyond the earlier of their termination date or minimum retention period of 60 days, the severance cost for such employees is recognized and accrued over the required service period in accordance with SFAS 146. There were seven employees involuntarily terminated during the three months ended August 31, 2005 and 23 during fiscal year 2005 who were required to render service beyond 60 days.

SFAS 88:  Certain terminated employees had employment contracts that defined the amount of severance and related benefits received upon termination.  The severance and related benefits for such employees is accounted for in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) when amounts are both probable and estimable. During fiscal year 2005, three employees with employment contracts were involuntarily terminated.

SFAS 144:  In connection with permanently vacating excess office space, the Company records an impairment charge of certain property, plant and equipment and leasehold improvements in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

9. Warrant

In March 2004, the Company entered into an amendment to an existing alliance agreement with International Business Machines Corporation (“IBM”) under which the companies will develop, market, sell and deliver demand and supply chain solutions globally. In connection with entering into the amendment to the alliance agreement, the Company issued a warrant (the “Warrant”) to IBM to acquire 250,000 shares of the Company’s common stock at a per share purchase price of $8.51, in reliance upon an exception provided under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The Warrant is immediately exercisable, expires March 12, 2009, and provides for customary registration and indemnification rights and certain limited transfer rights. The fair value of the Warrant of $1.1 million is being recognized as operating expense over the three-year service period of the alliance agreement. The fair value of the Warrant was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.79%; dividend yield of zero; volatility of 99%; and a Warrant life of five years. The Company recorded $0.2 million in amortization expense associated with the Warrant for each of the six months ended August 31, 2005 and August 31, 2004.

10. Credit Facilities

The Company had a one-year unsecured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank (“SVB”) for $15.0 million which expired on March 30, 2005. Under the terms of the Credit Facility, the Company could request cash advances, letters of credit, or both. On April 8, 2005, the Company renewed the Credit Facility (the “New Credit Facility”) with SVB for $15.0 million and a two-year term, effective March 29, 2005. Under the terms of the New Credit Facility, the Company may request cash advances, letters of credit, or both. Borrowings under the New Credit Facility accrue interest at the prime rate plus 0.5%. The New Credit Facility requires the Company to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) the Company’s ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. The Company was in compliance with all financial covenants as of August 31, 2005 and there were no cash draws outstanding. As of August 31, 2005, the Company had $9.2 million in letters of credit outstanding under the New Credit Facility to secure its lease obligations for certain office space.

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

The New Credit Facility includes a provision for supplemental equipment advances, under which the Company may borrow up to an additional $5.0 million for the purchase of equipment, office furniture and other capital expenditures. Amounts may be borrowed for such capital expenditures through December 31, 2005 and accrue interest at a fixed interest rate equal to 7.75% annually. Equipment advances will be repaid monthly over a 36-month period, beginning in the month following the advance. As of August 31, 2005, there were no borrowings outstanding for equipment advances under the New Credit Facility. The financial covenants for the supplemental equipment advances are the same as the financial covenants for the New Credit Facility.

The Company had an additional credit agreement (the “Equipment Line”) with SVB, as amended, which expired March 31, 2003, under which the Company was permitted to borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the Equipment Line accrue interest at a rate equal to the greater of the three-year Treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. During fiscal 2003, the Company borrowed $2.9 million under the Equipment Line. The principal balance remaining as of August 31, 2005 was approximately $0.2 million. The financial covenants for the Equipment Line are the same as the financial covenants for the New Credit Facility. The Company was in compliance with all financial covenants as of August 31, 2005.

11. Segment Information

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

Revenue is attributable to geographic regions based on the location of the Company’s customers. The following table presents total revenue by geographic region for the three and six months ended August 31, 2005 and 2004, and total long-lived assets for the periods ended August 31, 2005 and February 28, 2005 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Revenue:
United States	$28,818	$32,538	$56,865	$68,651
Europe	10,591	11,967	25,201	22,325
Asia/Pacific	3,617	5,043	6,450	8,068
Other	623	1,714	1,790	3,801

	$43,649	$51,262	$90,306	$102,845

	August 31, 2005	Feb. 28, 2005
Long-lived Assets:
United States	$223,589	$239,374
Europe	4,897	5,351
Asia/Pacific	618	770
Other	2,791	2,347

	$231,895	$247,842

Item 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements which are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made elsewhere in this Quarterly Report on Form 10-Q as a result of specified factors, including those set forth under the caption “Factors that May Affect Future Results.”

Executive Summary

Our unaudited Condensed Consolidated Financial Statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is provided to allow the reader to have a better understanding of our operating results for the three and six months ended August 31, 2005, including (i) a brief discussion of our business and products, (ii) the business environment and factors that affected our financial performance, (iii) our focus on future improvements in our financial performance and (iv) Key Financial Metrics-Second Quarter Fiscal 2006. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations included in this Item 2, section titled, “Factors that May Affect Future Results” and our unaudited Condensed Consolidated Financial Statements, which are included in Item 1 of this Quarterly Report on Form 10-Q.

Overview – Business and Products

We are a leading global provider of supply chain management and demand and revenue management software products and services. We combine these products and services to deliver solutions that address specific business needs of our clients. We focus primarily on the Consumer Goods, Retail, and Government, Aerospace & Defense markets. We are also focused on providing revenue management solutions for the Travel, Transportation & Hospitality markets.

Our solutions enable our clients to reduce operating costs, improve customer service and increase their top-line revenue by allowing them to plan, optimize and synchronize their demand and supply chain and to improve their revenue management practices. These benefits create efficiencies in how goods and services are brought to market, how they are priced and sold and how they are serviced and maintained. Our software solutions enable clients to optimize cost and revenue simultaneously on an enterprise-wide basis by integrating pricing, forecasting and operational planning and execution to enhance margins across the client’s enterprise and extended trading networks. In addition, our software solutions help our clients derive more benefits from their existing IT investments with other software vendors, such as legacy Enterprise Resource Planning (ERP) and other transaction-based systems, and help ensure the security and integrity of their global supply chains.

Our approach to client delivery is to advise our clients on how best to use our solutions and other technologies across their demand and supply chain to integrate pricing, forecasting, operational planning and execution in a manner that will allow them to enhance margins across their enterprise and extended trading networks and to improve their revenue management practices. We deliver our solutions using commercially available products and will provide additional functionality addressed through product extensions for industry-specific capabilities. Certain of our clients and prospects ask for unique capabilities in addition to our core capabilities to give them a competitive edge in the marketplace, which we may provide on a case-by-case basis. We expect this will lead to an increase in software license revenue being recognized on a contract accounting basis over the course of the delivery of the solution rather than upon initial delivery of the software and contract execution.

Business Environment and Factors That Affected our Three and Six Months Ended August 31, 2005 Results

Our operating results for the three and six months ended August 31, 2005 and the past three fiscal years were affected by several broad-based factors including global macro-economic conditions and cautious capital spending by corporations for enterprise application software. We believe changing conditions over the last three fiscal years caused changes in the behavior patterns in our markets as our clients and prospects intensified their efforts to reduce costs. Many shifted their focus from longer-term strategic initiatives to short-term tactical initiatives with more rapid paybacks. We also believe that many of our clients and prospects are focused on realizing benefits from earlier investments in information technology rather than committing to new initiatives. We believe that these changes in the markets for enterprise application software will continue.

We continue to see a growing number of our clients and prospects wanting to structure deals to reduce their overall perceived risks. These deal structures include, but are not limited to, phased projects, delayed payments for software, and tying payments for software to performance. Certain of our clients and prospects want us to structure deals where we can earn additional revenue based on performance. During the six months ended August 31, 2005, we closed one such transaction.

We believe that the sizes of enterprise application software license transactions have declined in general. We experienced a decline in the number and size of our software transactions, including the number of software transactions of $1 million or greater, in the three and six months ended August 31, 2005, which has also resulted in a decrease in our average selling price (“ASP”).

We believe our financial results in the fiscal year ended February 28, 2005 and for the three and six months ended August 31, 2005 were also adversely affected by the ongoing consolidation in our industry, the pace of which has significantly increased over the past two quarters and may continue. This consolidation has increased uncertainty about the abilities of smaller enterprise application software vendors to remain independent and thrive, which has negatively affected and may continue to negatively affect our ability to grow our revenue and improve our performance. See “Forward Looking Statements” and “Factors that May Affect Future Results.”

Over the past year, we have made substantial changes in our company, including reorganizing and downsizing our workforce, including our executive management team and our sales organization, narrowing our market focus, narrowing our product focus, our ongoing move of product development to India, increasing our focus on transportation markets and pricing optimization capabilities and increasing our focus on the Asia-Pacific region. Although we have yet to increase our revenue, particularly our software license revenue, we believe these changes have enabled us to improve our financial performance and cash flows from operations in our most recent quarters.

Focus on Future Improvements in Our Financial Performance

For the three months and six months ended August 31, 2005, we continued the development of a more focused product and market strategy, and we continued the strategic restructuring of the organization in an effort to reduce our operating expenses to a level that may allow us to become profitable. During fiscal 2005, we organized our sales and marketing efforts to address the Consumer Goods, Retail, Government, Aerospace & Defense and Revenue Management markets. In Europe where we currently do not have a critical mass of resources, we continued to eliminate certain offices, which are now being serviced from other locations in the region. We also intend to provide more focused sales and marketing efforts to small and medium-sized businesses in Europe and the Asia-Pacific region through third-party marketing and reseller agreements.

As of August 31, 2005, we had achieved quarterly cost savings of approximately $6.1 million, compared to the three months ended August 31, 2004, as a result of our FY05 Q2 cost reduction plans (“FY05 Q2 Plans”). These exit and disposal plans included the abandonment of certain office space and related asset write-offs and the involuntary termination of employees. We recorded exit and disposal charges of $1.3 million in the three months ended August 31, 2005, primarily due to severance and other benefits related to headcount reductions. We have completed most of the planned initiatives approved in our FY05 Q2 Plans and will complete the remainder of the initiatives in fiscal 2006.

During the fourth quarter of fiscal 2005, we commenced operations at our new product development center in Hyderabad, India. We are in the process of moving a substantial portion of our product development capabilities to our new facility over the rest of the fiscal year while keeping our core product development capabilities at our headquarters in Rockville, Maryland. We believe this will allow us to both increase our product development resources and to lower our product development costs. At August 31, 2005, we had approximately 136 employees at our Hyderabad, India development center and expect that number to increase substantially by the first quarter of fiscal 2007. For the three months ended August 31, 2005, amortization of previously capitalized software exceeded capitalization of software development costs by approximately $1.7 million. We expect amortization of previously capitalized software to continue to exceed capitalization of software development costs as we continue to shift development operations to Hyderabad, India. Once we have fully transitioned the development process to India, we believe that we will no longer capitalize software development costs due to a change in the developmental life cycle of our products and due to the expected shortening of time between reaching technological feasibility and introduction of our products into the market.

If market conditions for our products and services do not improve, we may need to make further adjustments to our cost structure to further improve performance.

Key Financial Metrics – Second Quarter Fiscal 2006

We reported second quarter year-over-year revenue decreases in software license, services and reimbursed expenses and total revenue. “All other operating expenses” decreased $12.5 million, or 23%, to $42.2 million for the three months ended August 31, 2005 compared to the three months ended August 31, 2004.

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
	(in thousands, except number of employees and DSO)
Revenue:
Software license	$5,068	$11,111	$13,459	$21,479
Support	21,755	21,296	43,570	42,717
Services and reimbursed expenses	16,826	18,855	33,277	38,649
Total revenue	$43,649	$51,262	$90,306	$102,845

Operating expenses and employee headcount:
Exit and disposal activities and acquisition-related expenses (1)	$8,514	$11,478	$12,595	$14,289
All other operating expenses (2)	42,248	54,740	87,848	108,662
Total operating expenses	$50,762	$66,218	$100,443	$122,951

Total employees (period end)	765	815	765	815
Total average employees	748	845	726	862
Total revenue per average employee	$58	$61	$124	$119

	August 31,	May 31,	February 28,
	2005	2005	2005
Financial condition, liquidity and capital structure:
Cash, cash equivalents, marketable securities and long-term investments	$136,109	$133,297	$135,889
Days sales outstanding (DSO)	78	80	91
Convertible debt	175,500	175,500	175,500
Total stockholders’ equity	154,005	159,279	164,746
Common shares outstanding (period end) (3)	83,780	83,819	83,869
Cash flows from operating activities (quarter ended)	5,260	591	7,865

(1)          Includes exit and disposal activities, impairment of long-lived assets, acquisition-related expenses such as amortization of acquired technology and intangibles and non-cash stock option compensation expense.

(2)          Includes cost of software license, cost of support and services, cost of reimbursed expenses, sales and marketing, product development and general and administrative costs.

(3)          Includes the impact of restricted stock forfeitures.

The following is a brief discussion of the above financial metrics and analysis of the reasons for the change between the fiscal periods ended August 31, 2005 and 2004 and recent trends.

Software license revenue

Our software license revenue decreased $6.0 million, or 54%, to $5.1 million and $8.0 million, or 37%, to $13.5 million for the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004. Approximately 22% of our software license revenue was recognized on a percentage-of-completion basis or ratable basis for the three months ended August 31, 2005. The following table highlights some of the significant trends affecting our software license revenue:

			Software
	Significant	Average	Transactions
	Software	Selling Price	$1.0 Million
Quarter Ended	Transactions (1)	(“ASP”)	or Greater
		(in thousands)
May 31, 2004	13	$695	1
August 31, 2004	18	$533	3
November 30, 2004	11	$491	1
February 28, 2005	12	$559	2
May 31, 2005	7	$976	2
August 31, 2005	13	$264

(1)          Significant software transactions (excluding those recognized on a percentage-of-completion basis) are those with a value of

$100,000 or greater recognized within the fiscal quarter.

Software license revenue by industry for the three and six months ended August 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
Government, Aerospace & Defense	$—	$1,618	$180	$2,125
Consumer Goods	2,381	5,805	9,056	7,398
Revenue Management	684	1,247	1,376	1,491
Retail	1,269	1,340	1,886	8,504
Other	734	1,101	961	1,961

	$5,068	$11,111	$13,459	$21,479

The previous tables indicate the following trends affecting our software license revenue in the three and six months ended August 31, 2005 and 2004:

•                  The number of significant software license transactions completed decreased in the three and six months ended August 31, 2005 compared to the three and six months ended August 31, 2004.

•                  ASP has fluctuated during the past five quarters, ranging from $264,000 to $976,000. The quarter ended May 31, 2005 included one software transaction which accounted for more than 10% of total revenue in that quarter, resulting in a higher ASP for that quarter.  The quarter ended August 31, 2005 did not include any transactions greater than $1 million, which had the impact of reducing the ASP.

•                  There were no software transactions in the Government, Aerospace & Defense industry during the three months ended August 31, 2005, causing a significant decrease in the concentration of revenue from that industry for the three and six months ended August 31, 2005 compared to the three and six months ended August 31, 2004. The concentration of software license revenue from the Consumer Goods industry was higher in the six months ended August 31, 2005 compared to the six months ended August 31, 2004, due to a large software transaction which closed in the quarter ended May 31, 2005. Software license revenue from the Retail industry was significantly higher during the three and six months ended August 31, 2004 compared to the three and six months ended August 31, 2005 reflecting increased spending at that time by retail customers and the inclusion of two large software license deals during the three months ended May 31, 2004.

Support revenue

Our support revenue increased $0.5 million, or 2%, to $21.8 million and $0.9 million, or 2%, to $43.6 million for the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004. The increase was due to new software license sales and collections from certain customers for outstanding support for which the related revenue did not previously meet the criteria for recognition. This increase was partially offset by decreases in support revenue from non-renewals. Our percentage of annual support renewals by our clients remains over ninety percent.

Services and reimbursed expenses revenue

Our services and reimbursed expenses revenue decreased $2.0 million, or 11%, to $16.8 million and $5.4 million, or 14%, to $33.3 million for the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004. Services revenue tends to track software license revenue in prior periods. We primarily attribute the decrease in services revenue to the decrease in number of completed software transactions in late fiscal 2005 and the first half of fiscal 2006 compared to the same periods in late fiscal 2004 and the first half of fiscal 2005.  Additionally, we have experienced competitive rate pressures on our consulting engagements and lower demand for implementation services.

Total revenue per average employee

Our total revenue per average employee decreased $3,000, or 5%, to $58,000 and increased $5,000, or 4%, to $124,000 for the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004. Total revenue per average employee is calculated as total revenue for the quarter divided by average number of employees for the quarter. The decrease during the three months ended August 31, 2005 compared to the three months ended August 31, 2004 was primarily due to the decrease in total revenue, which was proportionately higher than the decrease in average headcount, in addition to an increase in employee headcount in India as we migrate our product development function to our new development center. This trend will have a negative effect on total revenue per average employee as we increase headcount in India to take advantage of the lower wage scale. See “Forward Looking Statements” and “Factors That May Affect Future Results.”

Total operating expenses

Our total operating expenses declined by 23% to $50.8 million and 18% to $100.4 million during the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004. Exit and disposal activities and acquisition-related expenses decreased 26% to $8.5 million and 12% to $12.6 million during the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004. This decrease was the result of lower exit and disposal costs of $1.3 million and $1.7 million in the three and six months ended August 31, 2005, respectively, compared to $6.2 million and $3.7 million in the three and six months ended August 31, 2004.  Additionally, we had lower amortization costs for the three and six months ended August 31, 2005 compared to the three and six months ended August 31, 2004 related to the completion of amortization of acquired technology related to the STG Holdings, Inc., Talus Solutions, Inc. and SpaceWorks, Inc. acquisitions.

All other operating expenses declined 23% to $42.2 million and 19% to $87.8 million during the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004. This decrease was primarily the result of lower office and travel expenses and salary costs due to a 11% and 16% decrease in average employee headcount during the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004, and reduced office space costs as a result of exit and disposal plans executed during the second half of fiscal 2005 and the six months ended August 31, 2005.  Additionally, the decline was the result of lower commissions and incentives related to decreased software license revenue and a $1.5 million benefit related to the reversal of a previously recorded provision for anticipated losses on a contract for which the Company’s obligation to provide services expired in the six months ended August 31, 2005, partially offset by increased marketing expenses related to our enVISION 2005 client conference held in May 2005. Additionally, our amortization of previously capitalized software development costs exceeded capitalization of software development costs by $1.7 million and $3.3 million in the three and six months ended August 31, 2005, respectively, compared to $0.1 million and $0.2 million in the three and six months ended August 31, 2004, respectively. The increase in amortization of previously capitalized software development costs in excess of capitalized software development costs is primarily the result of changes in the development life cycle of our products as we shift operations to our new development center in Hyderabad, India.

Financial condition, liquidity and capital structure

During the three months ended August 31, 2005, we had a net increase in cash. Activity includes the following:

•                  Cash, cash equivalents, marketable securities and long-term investments increased $2.8 million, or 2%, to $136.1 million as of August 31, 2005 compared to $133.3 million as of May 31, 2005. This increase is primarily the result of cash flows provided by operating activities of $5.3 million offset by capital expenditures of $3.5 million.

•                  Cash flows from operating activities increased by $4.7 million, to $5.3 million for the three months ended August 31, 2005 compared to $0.6 million for the three months ended May 31, 2005. We made a semi-annual interest payment on our convertible debt in the three months ended May 31, 2005 with no corresponding payment in the three months ended August 31, 2005.

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

Results of Operations

The following table includes the Condensed Consolidated Statements of Operations data for the three and six months ended August 31, 2005 and 2004 expressed as a percentage of total revenue:

	Three Months Ended				Six Months Ended
	August 31,				August 31,
	2005		2004		2005		2004
Revenue:
Software license	11.6%		21.7%		14.9%		20.9%
Support	49.8%		41.5%		48.2%		41.5%
Services	35.0%		31.9%		33.2%		33.0%
Reimbursed expenses	3.6%		4.9%		3.7%		4.6%
Total revenue	100.0%		100.0%		100.0%		100.0%

Operating expenses:
Cost of software license	7.1%		6.7%		8.4%		7.1%
Amortization of acquired technology	4.2%		6.9%		4.2%		6.9%
Cost of services and support	37.2%		37.1%		35.0%		36.2%
Cost of reimbursed expenses	3.6%		4.8%		3.7%		4.6%
Sales and marketing	19.0%		29.7%		21.6%		29.6%
Product development	18.2%		16.7%		17.1%		16.4%
General and administrative	11.6%		11.7%		11.4%		11.7%
Amortization of intangibles	3.8%		3.2%		3.7%		3.2%
Asset impairment	8.6%		—		4.1%		—
Exit and disposal activities	3.0%		12.1%		1.9%		3.6%
Non-cash stock option compensation expense	—		0.1%		—		0.2%
Total operating expenses	116.3%		129.0%		111.1%		119.5%

Loss from operations	(16.3	) %	(29.0	) %	(11.1	) %	(19.5	) %
Other expense-net	(4.0	) %	(3.5	) %	(3.6	) %	(4.0	) %

Loss before income taxes	(20.3	) %	(32.5	) %	(14.7	) %	(23.5	) %
(Benefit) provision for income taxes	(6.3	) %	0.7%		(2.6	) %	0.7%

Net loss	(14.0	) %	(33.2	) %	(12.1	) %	(24.2	) %

The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock option compensation expense.

Revenue:

Software License Revenue. Software license revenue decreased $6.0 million, or 54%, to $5.1 million and $8.0 million, or 37%, to $13.5 million for the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004. We believe the decrease in software license revenue and software license revenue as a percentage of total revenue is due to cautious capital spending for supply chain software purchases and to effects resulting from the magnitude of changes in our workforce, including our executive management and sales organization, difficulties in sales execution and a highly competitive environment. These factors resulted in a decrease in the number of significant software license transactions with a value of $100,000 or greater (excluding those recognized on a percentage of completion basis), software license transactions of $1 million or greater and ASP for the three and six months ended August 31, 2005 compared to the three and six months ended August 31, 2004.

The following table summarizes significant software license transactions completed during the three and six months ended August 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
Significant Software License Transactions (1)
Number of transactions $100,000 to $999,999	13	15	18	27
Number of transactions $1.0 million or greater	0	3	2	4
Total number of transactions	13	18	20	31
Average selling price (in thousands)	$264	$533	$513	$601

(1)          Significant software transactions are those with a value of $100,000 or greater recognized within the fiscal quarter.

Support Revenue. Support revenue increased $0.5 million, or 2%, to $21.8 million and $0.9 million, or 2%, to $43.6 million for the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004. The increase was due to new software license sales and collections from certain customers for outstanding support for which the related revenue did not previously meet the criteria for recognition. This increase was partially offset by decreases in support revenue from non-renewals. Our percentage of annual support renewals by our clients remains over ninety percent.  There can be no assurance that our historical renewal rate will continue. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Services Revenue. Services revenue decreased $1.1 million, or 7%, to $15.3 million and $4.0 million, or 12%, to $29.9 million for the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004.  Services revenue tends to track software license revenue in prior periods. The decrease in services revenue for the three and six months ended August 31, 2005 compared to the three and six months ended August 31, 2004 was primarily due to the decrease in the number of completed software transactions in late fiscal 2005 and the first half of fiscal 2006. Additionally, we have experienced competitive rate pressures on our consulting engagements and lower demand for implementation services. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Geographic Revenue. We market and sell our software and services internationally, primarily in Europe, Asia-Pacific, Canada, Central America and South America. Total revenue outside of the U.S. decreased $3.9 million, or 21%, to $14.8 million and $0.7 million, or 2%, to $33.4 million for the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004. Total revenue by geographic area is determined on the basis of the geographic area in which transactions are consummated. Total revenue outside of the U.S. as a percentage of total revenue was 34% and 37% for the three and six months ended August 31, 2005, respectively, compared to 37% and 33% for the three and six months ended August 31, 2004, respectively. The decrease in total revenue outside of the U.S. for the three and six months ended August 31, 2005 compared to the three and six months ended August 31, 2004 is due to a decrease in overall software license and services revenue.

Operating Expenses:

Cost of Software License. Cost of software license consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three and six months ended August 31, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
Amortization of capitalized software	$2,330	$2,106	$4,968	$4,789
Percentage of software license revenue	46.0%	19.0%	36.9%	22.3%
Other costs of software license	784	1,316	2,614	2,547
Percentage of software license revenue	15.5%	11.8%	19.4%	11.9%
Total cost of software license	$3,114	$3,422	$7,582	$7,336
Percentage of software license revenue	61.4%	30.8%	56.3%	34.2%

The decrease in the total cost of software license during the three months ended August 31, 2005 compared to the three months ended August 31, 2004 is due to a decrease in other costs of software license, partially offset by increased amortization as a result of the release of our software version 7.2.1 on February 28, 2005.

The increase in the amortization of capitalized software during the six months ended August 31, 2005 compared to the six months ended August 31, 2004 was primarily a result of increased amortization from the release of our software version 7.2.1 on February 28, 2005. The increase in other costs of software during the six months ended August 31, 2005 compared to the six months ended August 31, 2004 was the result of increased amortization of prepaid royalty fees paid to a certain alliance partner over the period of remaining benefit during the three months ended May 31, 2005 as compared to the three months ended May 31, 2004.

Amortization of Acquired Technology. In connection with acquisitions in fiscal 2003, 2002 and 2001, we acquired developed technology that we offer as part of our solutions. Acquired technology is amortized over periods ranging from four to six years. We expect annual amortization of acquired technology to be approximately $5.7 million in fiscal 2006.

Cost of Services and Support. Cost of services and support includes primarily personnel and third-party contractor costs. Cost of services and support, excluding the cost of reimbursed expenses and non-cash stock option compensation expense, decreased $2.8 million, or 15%, to $16.2 million, and $5.6 million, or 15%, to $31.6 million while the cost of services and support as a percentage of related revenue decreased to 44% and 43% for the three and six months ended August 31, 2005, respectively, compared to 51% and 49% for the three and six months ended August 31, 2004, respectively. The decrease in cost of services and support was attributable to an overall decrease in the average number of services and support employees to 278 during the three and six months ended August 31, 2005, compared to 312 and 320 during the three and six months ended August 31, 2004, respectively. This was primarily the result of the exit and disposal initiatives that we approved and began implementing in the second half of fiscal 2005 and continued to implement during the six months ended August 31, 2005. The decrease in the cost of services and support as a percentage of related revenue in the three and six months ended August 31, 2005 compared to the three and six months ended August 31, 2004 was primarily a result of lower outside contractor costs and a $1.5 million benefit related to the reversal of a previously recorded provision for anticipated losses on a contract for which the Company’s obligation to provide services expired in the three months ended May 31, 2005.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased $6.9 million, or 45%, to $8.3 million and $10.9 million, or 36%, to $19.5 million during the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004, respectively. The decrease during the three and six months ended August 31, 2005 was due to:

•                  an overall decrease in the average number of sales, marketing and business development employees to 123 during the three and six months ended August 31, 2005 compared to 189 and 196 during the three and six months ended August 31, 2004. This was the result of our exit and disposal initiatives that we approved and began implementing in the second half of fiscal 2005 and continued to implement in the six months ended August 31, 2005, in addition to some voluntary attrition;

•                  a decrease in sales commissions due to lower software license revenue; and

•                  a decrease in promotional spending, travel and public relations spending resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2005 and the first half of fiscal 2006.

These decreases were partially offset by marketing expenses in the six months ended August 31, 2005 related to our enVISION 2005 client conference held in May 2005.

Product Development. Product development costs include expenses associated with the development of new software products,

enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third-party contractors. The following table sets forth product development costs for the three and six months ended August 31, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
Gross product development costs	$8,585	$10,591	$17,079	$21,438
Percentage of total revenue	19.7%	20.7%	18.9%	20.8%
Less: Capitalized software development costs	629	2,025	1,625	4,544
Percentage of total revenue	1.4%	4.0%	1.8%	4.4%
Product development costs, as reported	$7,956	$8,566	$15,454	$16,894
Percentage of total revenue	18.2%	16.7%	17.1%	16.4%

Gross product development costs decreased $2.0 million, or 19%, to $8.6 million and decreased $4.4 million, or 20%, to $17.1 million during the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004, respectively. The decrease in gross product development costs for the three and six months ended August 31, 2005 was due to:

•                    an overall change in the average number of product development employees to 244 and 222 for the three and six months ended August 31, 2005 compared to 229 and 231 for the three and six months ended August 31, 2004. The increase in the average number of product development employees for the three months ended August 31, 2005 compared to the three months ended August 31, 2004 was a result of increased headcount at our Hyderabad, India product development facility. The decrease in the average number of product development employees for the six months ended August 31, 2005 compared to the six months ended August 31, 2004 was a result of the implementation of our exit and disposal initiatives that we approved and began implementing in the second half of fiscal 2005 and continued to implement in the three and six months ended August 31, 2005;

•                    an overall decrease in the average number of product development contractors in the U.S. during the three and six months ended August 31, 2005 compared to the three and six months ended August 31, 2004; and

•                    lower personnel costs as we continue to migrate more product development efforts to our new product development center in Hyderabad, India.

General and Administrative. General and administrative expenses decreased $1.0 million, or 16%, to $5.1 million and $1.7 million, or 14%, to $10.3 million for the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004, respectively. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities, and information systems functions. The decrease for the three and six months ended August 31, 2005 compared to the three and six months ended August 31, 2004 was the result of a decrease in the average number of general and administrative employees and decreased outside professional fees.

Amortization of Intangibles. Our past acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles was $1.7 million for the three months ended August 31, 2005 and 2004. We continue to monitor our performance and the useful lives of our intangible assets in view of declining revenue.

Impairment of Long-Lived Assets: During the three months ended August 31, 2005, we performed an impairment test of our long-lived assets. Although we continue to sell the related products, we determined that the asset was impaired and wrote-off the remaining acquired technology balance for PartMiner CSD, Inc.  The impairment resulted in a net reduction in acquisition-related intangible assets of $3.7 million for the three and six months ended August 31, 2005.

Goodwill Impairment.  During the three months ended May 31, 2005, we experienced adverse changes in our stock price. We performed a test for goodwill impairment at May 31, 2005 and determined that based upon our implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) as of May 31, 2005, there was no impairment of goodwill. There were no further developments in the three months ended August 31, 2005 that would trigger the need to perform a subsequent impairment test.

Exit and Disposal Charges. During the three and six months ended August 31, 2005, we continued to implement the FY05 Q2 Plans designed to further adjust our cost structure and resource allocation to increase efficiencies and reduce excess office space. For the three months ended August 31, 2005, we involuntarily terminated 30 employees located in the U.S and one in Europe and recorded a charge for severance and related benefits of approximately $1.3 million. Additionally, we recorded a benefit of approximately $0.1 million related to a lease amendment entered into during the three months ended August 31, 2005 which reduced the lease term for certain office space in our Calabasas, California facility. Other miscellaneous charges, including interest accretion, were approximately $0.1 million.

On April 14, 2004, we signed a lease termination agreement with the landlord of our facility in metropolitan Chicago, Illinois. As part of the lease termination agreement, we paid approximately $3.3 million in cash in exchange for terminating our lease agreement which would have expired in fiscal 2009. We recorded an exit and disposal benefit of approximately $2.8 million related to the lease termination during the three months ended May 31, 2004.

The following table sets forth a summary of exit and disposal charges, net of adjustments, for the three and six months ended August 31, 2005 and 2004 (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004
Lease obligations and terminations	$(37)	$3,377	$188	$540
Severance and related benefits	1,339	1,922	1,566	1,922
Impairment charges	—	686	—	932
Other	—	237	(25)	311
Total exit and disposal activities	$1,302	$6,222	$1,729	$3,705

The impact to reported basic and diluted loss per share as a result of the exit and disposal charges was $(0.02) for both the three and six months ended August 31, 2005 compared to $(0.08) and $(0.05) for the three and six months ended August 31, 2004, respectively.

In response to the challenges we faced in our ability to stabilize revenue and operating performance, we enacted a number of cost containment and cost reduction measures over the past four fiscal years to better align our cost structure with expected revenue. Specifically, we took the following actions:

1.     We reduced our workforce by 171, 79 and 343 employees through involuntary terminations under the exit and disposal plans approved during fiscal 2005, 2004 and 2003, respectively.

2.     We further consolidated our product development function in the U.S. to the corporate headquarters in Rockville, Maryland as part of the exit and disposal plans approved during fiscal 2004 and 2003. This included the relocation of certain employees from Wayne, Pennsylvania; San Carlos, California; Atlanta, Georgia; Denver, Colorado and Ottawa, Canada to our headquarters in Rockville, Maryland.

3.     As a result of the workforce reductions, product development consolidation and employee attrition, certain of our facilities were under-utilized. Accordingly, we consolidated our remaining workforce in the under-utilized facilities and ceased to utilize the then-vacated office space. The facilities entirely vacated during the first quarter of fiscal 2006, fiscal 2005, 2004 and 2003 were located in Brussels, Belgium; Wayne, Pennsylvania; Irving, Texas; Detroit, Michigan; Denver, Colorado; Ratingen and Munich, Germany; Milan, Italy and Stockholm, Sweden. A portion of the office space was vacated in certain facilities located in Rockville, Maryland; Atlanta, Georgia; Calabasas and San Carlos, California; Tokyo, Japan and Bracknell, United Kingdom.

4.     As part of the consolidation of our facilities, certain leasehold improvements and furniture and fixtures were abandoned. As a result, we recorded non-cash charges equal to the net book value of these abandoned assets in exit and disposal charges.

In the third quarter of fiscal 2005, we commenced operations at our new product development facility in Hyderabad, India. In conjunction with the opening of this facility, we announced that we would be shifting a substantial portion of our development to the new facility throughout calendar year 2005. We expect to realize additional cost savings of $2.0 million to $3.0 million per quarter of gross product development costs by the end of fiscal 2006 compared to our third quarter of fiscal 2005 as a result of opening the new development center.

Primarily as a result of our exit and disposal activities and cost containment initiatives during the past three fiscal years, we have reduced “all other operating expenses” (as shown in the table under “Key Financial Metrics – Fiscal 2006”) to $42.2 million and $87.8 million for the three and six months ended August 31, 2005, respectively, as compared to $54.7 million and $108.7 million for the three and six months ended August 31, 2004, respectively. The cost savings associated with our exit and disposal and cost containment efforts will begin to be fully realized in the quarter following completion of the implementation of the exit and disposal plans. Details of our exit and disposal charges are included in Note 8 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Substantially all of the cost savings from our exit and disposal activities and cost containment initiatives implemented in fiscal 2004 and fiscal 2005 were reflected in our operating results by the first quarter of fiscal 2005 and fiscal 2006. We expect to complete our cost containment initiatives related to the FY05 Q2 Plans by the end of fiscal year 2006 and fully realize the cost savings associated with these actions by the first quarter of fiscal 2007. The total exit and disposal charges reflected in the financial statements are based on management’s current estimates, which may change materially if actual lease-related expenditures or sublease income differ from current estimates. See “Forward-Looking Statements.”

Other Expense, Net. Other expense, net, includes interest income from cash equivalents, marketable securities and long-term investments, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense, net decreased $0.1 million, or 4%, to $1.7 million and $0.8 million, or 21%, to $3.2 million for the three and six months ended August 31, 2005, respectively, compared to the three and six months ended August 31, 2004. The decrease in other expense, net for the three and six months ended August 31, 2005 compared to the three and six months ended August 31, 2004 primarily relates to an increase in interest and other income of $0.8 million.

(Benefit) Provision for Income Taxes. We recorded a benefit for income taxes of $(2.7) million and $(2.3) million for the three and six months ended August 31, 2005, respectively, compared to an income tax expense of $0.4 million and $0.7 million for the three and six months ended August 31, 2004, respectively. The benefit recorded for the three and six months ended August 31, 2005 included a $1.9 million refund for previously paid withholding taxes and $0.7 million related to the reversal of additional amounts accrued for withholding taxes that we no longer deem probable to be paid. Income tax expense is related to our foreign operations. We did not record a deferred income tax benefit for projected losses during the three and six months ended August 31, 2005 because we believe it is more likely than not that any tax benefits will not be realized.

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

•      any fluctuations in our stock price, which could change the number of common stock equivalents included in the diluted earnings per common share calculations (to the extent we have net income);

•      the potential ongoing future issuance of restricted stock;

•      the issuance of common stock to effect capital transactions or business combinations should we enter into such transactions; and

•      assumed or actual conversions of our convertible debt into common stock.

Liquidity and Capital Resources:

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. Our cash, cash equivalents, marketable securities and long-term investments in the aggregate increased $0.2 million to $136.1 million and working capital increased $5.6 million to $111.1 million for the six months ended August 31, 2005. For the six months ended August 31, 2005, the increase in cash, cash equivalents, marketable securities and long-term investments resulted from changes in working capital items plus:

•      $3.5 million in expenditures for property, equipment and software, including $1.7 million of capitalized software;

•      $5.3 million in payments for exit and disposal obligations; and

•      $1.7 million in principal payments on long-term debt and capital leases.

Offset by:

•      $0.2 million in cash proceeds from ESPP purchases; and

•      $0.6 million in net sales of marketable securities.

Commitments.

As of August 31, 2005, our future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Six Months Ending	Fiscal Year Ended February 28 or 29,
	Feb. 28, 2006	2007	2008	2009	2010	Thereafter	Total
Capital lease obligations (1)	$1,167	$1,569	$737	$121	$—	$—	$3,594
Operating lease obligations not in exit and disposal activities	3,632	6,190	5,854	5,409	5,500	17,460	44,045
Operating lease obligations in exit and disposal activities	3,510	6,963	5,592	4,010	3,853	17,176	41,104
Equipment line of credit (1)	166	—	—	—	—	—	166
Convertible subordinated notes (1)	4,388	8,775	185,006	—	—	—	198,169
Total fixed commitments	$12,863	$23,497	$197,189	$9,540	$9,353	$34,636	$287,078

(1)     Includes principal and interest payments

The lease commitments in the above table designated as “Operating lease obligations in exit and disposal activities” only include the non-cancelable portion of lease commitments included in past cost containment initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF 88-10 “Costs Associated with Lease Modification or Termination” and SFAS 146, we have reduced these lease commitments by estimated sublease income in determining the total exit and disposal-related lease obligations of $16.1 million recorded in the accompanying balance sheet as of August 31, 2005. Please refer to Note 8 in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We had $175.5 million in outstanding Notes as of August 31, 2005. The Notes bear interest at 5.0% per annum which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $160.4 million as of August 31, 2005 based on market quotes. The Notes mature in November 2007 and are convertible into approximately 4.0 million shares of our common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock, we subdivide, combine or reclassify our common stock, we issue rights to our common stockholders to purchase our common stock at less than market price, we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends), or we make certain repurchases of our common stock. Upon a change of control of our Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes in cash at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes do not have any financial covenants. We may redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made upon at least 30 days notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes.

The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price
November 1, 2004 through October 31, 2005	102%
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

In the second half of fiscal 2004, we exchanged $74.5 million of the Notes for 9,725,750 shares of our common stock in privately negotiated transactions with note holders. The offer and issuance of the common stock underlying these transactions were exempt from registration under Section 3(a)(9) of the Securities Act of 1933 and were freely tradable upon issuance.

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

Credit Facility.

We had a one-year unsecured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank (“SVB”) for $15.0 million which expired on March 30, 2005. Under the terms of the Credit Facility, we could request cash advances, letters of credit, or both. On April 8, 2005, we renewed the Credit Facility (the “New Credit Facility”) with SVB for $15.0 million and a two-year term, effective March 29, 2005. Under the terms of the New Credit Facility, we may request cash advances, letters of credit, or both. Borrowings under the New Credit Facility accrue interest at the prime rate plus 0.5%. The New Credit Facility requires us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) our ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. We were in compliance with all financial covenants as of August 31, 2005 and there were no cash draws outstanding. As of August 31, 2005, we had $9.2 million in letters of credit outstanding under the New Credit Facility to secure our lease obligations for certain office space.

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

The New Credit Facility includes a provision for supplemental equipment advances, under which we may borrow up to an additional $5.0 million for the purchase of equipment, office furniture and other capital expenditures. Amounts may be borrowed for such capital expenditures through December 31, 2005 and accrue interest at a fixed interest rate equal to 7.75% annually. Equipment advances will be repaid monthly over a 36-month period, beginning in the month following the advance. As of August 31, 2005, there were no borrowings outstanding for equipment advances under the New Credit Facility. The financial covenants for the supplemental equipment advances are the same as the financial covenants for the New Credit Facility.

We had an additional credit agreement (the “Equipment Line”) with SVB, as amended, which expired March 31, 2003, under which we were permitted to borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the Equipment Line accrue interest at a rate equal to the greater of the three-year Treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. During fiscal 2003, we borrowed $2.9 million under the Equipment Line. The principal balance remaining as of August 31, 2005 was approximately $0.2 million. The financial covenants for the Equipment Line are the same as the financial covenants for the New Credit Facility. We were in compliance with all financial covenants as of August 31, 2005.

Cash Flows.

Cash provided by (used in) operations was $5.9 million and $(7.8) for the six months ended August 31, 2005 and 2004, respectively. The increase in operating cash flows of $13.7 million in the six months ended August 31, 2005 compared to the six months ended August 31, 2004 resulted from a lower net loss for the three and six months ended August 31, 2005, a decrease in payments made for exit and disposal obligations, decreased payments made to vendors related to the timing of receiving vendor invoices, partially offset by cash flows related to other liabilities and a lower net accounts receivable contribution due to the timing of cash receipts from billings and lower software license and services revenue for the three and six months ended August 31, 2005 compared to the three and six months ended August 31, 2004.

Cash (used in) provided by investing activities was $(2.9) million and $14.0 million during the six months ended August 31, 2005 and 2004, respectively. Investing activities consist of the sales and purchases of marketable securities and long-term investments, sales and purchases of property and equipment and purchases and capitalization of software. Total purchases of property, equipment and software, including capitalized software, were $3.5 million and $7.6 million during the six months ended August 31, 2005 and 2004, respectively. Sales of long-term investments and marketable securities, net, were $0.6 million and $29.6 million during the six months ended August 31, 2005 and 2004, respectively.

Cash used in financing activities was $1.4 million and $0.7 million during the six months ended August 31, 2005 and 2004, respectively. Cash used in financing activities consisted of payments of long-term debt and capital lease obligations offset by proceeds from the exercise of stock options and employee stock purchase plan purchases.

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

Lease Arrangements.

We have entered into operating leases with unrelated third parties for our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are sometimes referred to as a form of off-balance sheet financing. Future minimum lease payments under our operating leases as of August 31, 2005 are detailed previously in “Liquidity and Capital Resources.” Under the terms of our New Credit Facility, we may request cash advances, letters of credit, or both. As of August 31, 2005, $9.2 million in letters of credit was outstanding under the Credit Facility to secure our lease obligations for certain office space.

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

•      influence our customers and potential customers in doing business with the Company.

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

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

We will be required to generate sufficient cash to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $8.8 million annually with $175.5 million of principal due in November 2007. As of August 31, 2005, the remaining principal and interest payments due under the Notes were $198.2 million. Our cash, cash equivalents, marketable securities and long-term investments totaled $136.1 million as of August 31, 2005. Assuming our cash, cash equivalents, marketable securities and long-term investments remain constant from our August 31, 2005 levels, we will have to generate a minimum of $62.1 million of net cash flow through any combination of normal operations of our Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Concerns about our ability to meet our debt service obligations could negatively affect our ability to attract and retain customers. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

WE MAY VIOLATE FINANCIAL COVENANTS UNDER OUR CREDIT FACILITY WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND FINANCIAL CONDITION.

We have an unsecured credit facility with SVB with borrowing capacity of $15.0 million. Under the terms of the credit facility, which expires on March 29, 2007, we are also able to borrow up to an additional $5.0 million for the purchase of equipment or other capital expenditures through December 31, 2005. As of August 31, 2005, approximately $9.2 million of letters of credit were outstanding with SVB, and approximately $0.2 million was outstanding under a previous equipment financing credit line. The terms of the credit facility require us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) our ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. The credit facility requires us to maintain $50.0 million in funds with SVB Asset Management and its affiliates. If our future financial performance results in a violation of these financial covenants under our credit facility, or with our previous equipment financing credit line, we could be required to provide cash collateral for letters of credit or repay outstanding borrowings, which would have a material adverse effect on our liquidity and financial condition.

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

National and global responses to future hostilities and terrorist attacks may materially and adversely affect demand for our software and services because of the economic and political effects on our markets and by interrupting the ability of our customers to do business in the ordinary course, as a result of a variety of factors, including, among others, changes or disruptions in movement and sourcing of materials, goods and components or possible interruptions in the flows of information or monies.

WE BELIEVE OUR RECENT PERFORMANCE WAS ADVERSELY AFFECTED BY DIFFICULTIES IN SALES EXECUTION AND A MARKET FOCUS THAT WAS TOO BROAD FOR EXISTING MARKET CONDITIONS AND A HIGHLY COMPETITIVE ENVIRONMENT. IF WE CANNOT OVERCOME THESE DIFFICULTIES OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY AND ADVERSELY AFFECTED.

We incurred significant losses during the past four fiscal years. We believe our recent financial performance was adversely affected by difficulties in sales execution and a market focus that was too broad for existing market conditions and a highly competitive environment.

Over the past year, we have made substantial changes in our Company, including reorganizing and downsizing our workforce, including our executive management team and our sales organization, narrowing our market focus, narrowing our product focus, our ongoing move of product development to India, increasing our focus on transportation and pricing optimization markets and increasing our focus on the Asia-Pacific region. Although we believe that these changes have enabled us to improve our financial performance and cash flows from operations in our most recent quarters, we have continued to report significant losses and experience declines in both software license revenue and total revenue.  If we do not successfully align our cost structure with our revenue without hindering our ability to grow revenue, or if we do not successfully overcome the recent internal factors that have hindered our performance, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

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

We will incur significant non-cash charges in the future related to the amortization of acquired technology and intangible assets from past acquisitions. During fiscal 2002, we announced that we were required to write-off our investment in Converge, Inc., which resulted in a pre-tax charge of $10.2 million. During fiscal 2003, we recorded a valuation allowance for the full amount of our net deferred tax assets which resulted in a $20.4 million non-cash charge to income tax expense. Also during fiscal 2003, we recorded a goodwill impairment charge of $96.3 million to reduce goodwill associated with our acquisitions to its estimated fair value as of that date. During fiscal 2002, 2003, 2004 and 2005, we recorded net write-downs of long-lived assets associated with exit and disposal activities of approximately $0.1 million, $2.5 million, $4.2 million and $2.7 million, respectively, consisting of the abandonment or disposal of certain furniture, fixtures, computer equipment, leasehold improvements related to vacating office space and other long-lived assets. During fiscal 2004, we exchanged $74.5 million of the Notes for 9.7 million shares of our common stock in privately negotiated transactions, which resulted in a non-cash debt conversion expense of $59.8 million. During the three months ended August 31, 2005, we performed an impairment test on our long-lived assets and wrote off the remaining balance of acquired technology related to our acquisition of PartMiner CSD Inc., resulting in a non-cash charge of $3.7 million. We may also incur non-cash charges in future periods related to impairments of long-lived assets and future exchanges of Notes for shares of our common stock, if any. To achieve profitability, we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.

IF OUR EXIT AND DISPOSAL PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, WE MAY SUFFER MATERIAL HARM TO OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

In response to deteriorations in our markets, during fiscal 2002, 2003, 2004, 2005, the three months ended May 31, 2005 and the three months ended August 31, 2005, we implemented exit and disposal plans and cost containment and cost reduction measures and are continuing to implement cost containment and cost reduction measures to align our cost structure with our revenue. These actions have included, among other things, reductions in workforce and consolidations of our operational facilities. We abandoned additional idle space in our Rockville, Maryland; Tokyo, Japan; San Carlos and Calabasas, California; and Bracknell, United Kingdom facilities and closed four offices in Europe and one in the Philippines during fiscal 2005 and the three months ended May 31, 2005.

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

In fiscal 2002, 2003, 2004, 2005 and the six months ended August 31, 2005, we recorded exit and disposal charges of $6.6 million, $19.2 million, $18.6 million, $17.3 million and $1.7 million, respectively. If we fail to achieve the desired results of our exit and disposal plans and our cost containment and cost reduction measures, we may suffer material harm to our operating performance and financial condition.

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

As part of our cost containment and cost reduction initiatives, we have recently reduced our workforce. During the three and six months ended August 31, 2005, voluntary employee attrition continued. However, headcount increased to 765 for the six months ended August 31, 2005 compared to 722 at May 31, 2005, primarily as a result of increased staffing at our new development center in Hyderabad, India. Moreover, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plans. We consider stock options to be critically important in attracting and retaining employees.

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

WE HAVE RESTRUCTURED, AND MAY IN THE FUTURE RESTRUCTURE, OUR SALES FORCE, WHICH CAN BE DISRUPTIVE. WE HAVE ALSO REDUCED OUR SALES FORCE AND CONSOLIDATED OUR SALES OFFICES AS PART OF OUR COST CONTAINMENT AND COST REDUCTION INITIATIVES. OUR FAILURE TO FIELD AN EFFECTIVE SALES ORGANIZATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

We continue to rely heavily on our direct sales force. In recent years, we reorganized our sales force in response to management changes and other internal considerations, most recently in August 2005. In fiscal 2003, 2004, 2005 and for the six months ended August 31, 2005, we reduced our sales force as a result of the deterioration in our markets and restructuring of our operations. Decreasing software license revenue has resulted in reduced compensation earned by members of our sales force; it also has resulted, and may continue to result, in voluntary attrition of our sales force over time. In order to stabilize and then grow our revenue, we will have to field an effective sales force. Changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity. We cannot assure you that we will be able to field a more productive sales force or successfully attract and retain qualified sales people at levels sufficient to support growth. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur. Such restructuring or associated transition issues can be disruptive and adversely impact our operating performance and financial condition.

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

Variations in the length of our sales cycles will cause our revenue to fluctuate widely from period to period. We base our operating expenses on anticipated revenue trends. Because a high percentage of our expenses are relatively fixed in the short-term and we typically recognize a substantial portion of our software license revenue in the last month of a quarter, any delay in the licensing of our products could cause significant variations in our revenue from quarter to quarter. These delays have occurred on a number of occasions in the past and have materially and adversely affected our financial performance, most recently in the fiscal year ended February 28, 2005.

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

As a result of these and other factors, revenue for any quarter is subject to significant variation. You should not rely on period to period comparisons as indications of future performance. Our future quarterly operating results from time to time may not meet the expectations of market analysts or investors, which would likely have an adverse effect on the price of our common stock.

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

CHANGES IN THE SIZE OR NUMBER OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

The size and number of our software license transactions fluctuate. Fluctuations in the size and number of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our software and services. Losses of, or delays in concluding larger software transactions (which typically are more complex, take longer to negotiate and are subject to more delays) have had and could continue to have a proportionately greater effect on our revenue and financial performance for a particular period. We have experienced declines in the number of software transactions of $1.0 million or greater since fiscal 2002. Specifically, we recognized 38 such software transactions in fiscal 2002, 19 such software transactions in fiscal 2003, 18 such software transactions in fiscal 2004, 7 such software transactions in fiscal 2005, 2 such software transactions for the quarter ended May 31, 2005 and none in the quarter ended August 31, 2005. During the three months ended May 31, 2005, one transaction accounted for more than 10% of our consolidated revenue on a quarterly basis.  As a result of these changes in the size and number of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may fluctuate significantly in the future.

WE EXPERIENCED DECLINES IN SOFTWARE LICENSE REVENUE IN FISCAL 2003, FISCAL 2004, FISCAL 2005 AND FISCAL 2006. LOWER SOFTWARE LICENSE REVENUE HAS RESULTED AND MAY CONTINUE TO RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

Our ability to maintain or increase services and support revenue depends on our ability to maintain or increase the amount of software we license to customers. During fiscal 2003, 2004, 2005 and the quarters ended May 31, 2005 and August 31, 2005, we experienced declines in services revenue primarily as a result of declining software license revenue in prior periods. Additional decreases of software license revenue or slowdowns in licensing may have a material adverse effect on our services and support revenue in future periods.

FURTHER DECLINES IN SOFTWARE LICENSE REVENUE, A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS, OR BOTH, COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

In multiple quarters during fiscal years 2003 through 2006, we experienced sequential quarterly declines in support revenue resulting from both the recent decline in software license revenue and clients not renewing or partially renewing existing support contracts. Our support revenue includes post-contract support and the rights to unspecified software upgrades and enhancements. Support contracts are generally renewable annually at the option of our customers. We have experienced high rates of renewed annual support contracts from our customers. If our software license revenue does not grow and if our customers fail to renew or to fully renew their support contracts at historical rates, our support revenue could materially decline.

OUR MARKETS ARE VERY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the deterioration in our markets. We expect this intensity of competition to increase in the future.

In addition, many leading companies in the business of providing enterprise application software have been the subject of mergers and acquisitions during the last several years. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers.  The pace of consolidation has significantly increased over the last two quarters and may continue. If there is significant consolidation among enterprise application software companies, we may be at a competitive disadvantage.

Some competitors are offering software that competes with ours at little or no charge as components of bundled products or on a stand-alone basis. To counter this increased competition, we may need to make further adjustments to our business, including reorganizing or reducing our workforce, altering our pricing and narrowing our market focus and our product focus. Smaller niche software companies have developed, and will likely continue to develop, unique offerings that compete effectively with some of our solutions. Further, our current or prospective clients and partners may become competitors in the future.

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

We directly compete with other enterprise application software vendors including: Aspen Technology, DemandTec, Global Logistics Technologies (recently agreed to be acquired by Oracle), i2 Technologies, JDA Software, Logility, Manhattan Associates, Profit Logic (recently agreed to be acquired by Oracle), PROS Revenue Management, Rapt, Retek (acquired by Oracle), Sabre, SAP and Teradata (a division of NCR). Certain enterprise resource planning (“ERP”) vendors, in addition to SAP, all of which are substantially larger than Manugistics, have acquired or developed demand-driven and supply chain management software companies, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle (which recently acquired PeopleSoft and Retek) and SSA Global Technologies. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other resources than we do, as well as greater name recognition and larger installed bases of clients. Five of our competitors, Oracle, PeopleSoft, ProfitLogic, Global Logistics Technologies and Retek, have combined and other of our current and potential competitors may combine pursuant to recently announced mergers or tender offers and may subsequently utilize enhanced financial and human resources to develop and sell more competitive demand-driven supply chain products. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

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

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR PREVENT FRAUD. AS A RESULT, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED AND INVESTORS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

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

The number of intellectual property claims in our industry may increase as the number of competing products grows and the functionality of products in different industry segments overlaps. In recent years, there has been a tendency by software companies to file substantially increasing numbers of patent applications, including those for business methods and processes. We have no way of knowing what patent applications third parties have filed until the application is published or until a patent is issued. Patent applications are often published within 18 months of filing, but it can take as long as three years or more for a patent to be granted after an application has been filed.  In addition, we license our software to our customers under software license agreements, which generally provide the customer with limited indemnifications against damages, judgments, and reasonable costs and expenses incurred by the customer for any claim or suit based on infringement of a trademark or copyright as a result of the customer’s use of the software.

Although we are not aware that any of our products infringe upon the proprietary rights of any third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any intellectual property claims, with or without merit, could be time-consuming to address, result in costly litigation, cause product shipment delays or may require us to enter into royalty or license agreements which may not be available on terms acceptable to us or at all.  Accordingly, any claims of this nature may have a material adverse effect on the Company’s business, operating performance, financial condition or cash flows.

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

For the three and six months ended August 31, 2005, 34% and 37% of our total revenue was derived from outside the U.S. Our primary international operations are located throughout Europe and Asia-Pacific. We also have operations in Brazil, Canada and Mexico. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenue and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and costs and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

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

In June 2003, the Company’s Board of Directors approved an amendment to the Company’s 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by shareholders at the Company’s 2003 Annual Meeting of Shareholders on July 29, 2003. On November 3, 2004, the Company issued 1.3 million shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in three equal annual increments over three years from the date of grant, with the first increment vesting on November 3, 2005. The total value of the fiscal 2005 restricted stock awards of approximately $2.6 million was computed using the closing stock price on the date of grant and a 22% estimated forfeiture rate and was recorded as a component of deferred compensation. The related compensation expense is recognized and amortized over the vesting period. Additionally, in fiscal 2005, 333,000 shares, which vest in full on January 1, 2006, were issued to the new Chief Executive Officer, resulting in an increase in deferred compensation in stockholders’ equity of $0.9 million.

On October 17, 2003, the Company issued 205,000 shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock award vests in four equal increments over four years from the date of grant. The first increment vested on April 17, 2005. The total value of the fiscal 2004 restricted stock awards of approximately $1.3 million was computed using the closing stock price on the date of grant and was recorded as a component of deferred compensation. The related compensation expense is recognized and amortized over the vesting period.

The Company recorded $0.4 million and $0.9 million in compensation expense related to restricted shares outstanding during the three and six months ended August 31, 2005, respectively, and recorded $0.2 million and $0.3 million during the three and six months ended August 31, 2004, respectively.

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

The trading price of our common stock has been and is likely to be volatile. Our stock price has been and could continue to be subject to wide fluctuations in response to a variety of factors, including the following:

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

In addition, our current officers, directors, Warburg Pincus Private Equity VIII, L.P. (“WP VIII”) an entity affiliated with William H. Janeway, one of our directors, and one of our founders, William M. Gibson, together beneficially owned approximately 23.9% of the outstanding shares of our common stock at September 30, 2005. While these stockholders do not hold a majority of our outstanding common stock, if they were to vote together, they may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This factor may prevent or discourage tender offers for our common stock. In connection with the appointment of Mr. Janeway to the Board in October 2002, the Company entered into a standstill agreement with WP VIII under which WP VIII agreed that it and certain of its affiliates would not acquire more than 19.9% of the common stock of our Company without our consent for a period of three years or until the earlier occurrence of certain specified events.

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Our current officers, directors, WP VIII, an entity affiliated with William H. Janeway, one of our directors, and one of our founders, William M. Gibson, together beneficially owned approximately 23.9% of the outstanding shares of our common stock at September 30, 2005. Sales of substantial amounts of our common stock in the public market by these shareholders, or the perception that such sales may occur, could cause the market price of our common stock to decline.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in stockholders’ equity. Revenue outside of the U.S. as a percentage of total revenue was 34% and 37% for the three and six months ended August 31, 2005, respectively as compared to 37% and 33% for the three and six months ended August 31, 2004, respectively. Revenue outside the U.S. is derived from operations in Australia, Brazil, Canada, The People’s Republic of China, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our Condensed Consolidated Financial Statements. None of the components of our Statement of Operations were materially affected by exchange rate fluctuations during the three and six months ended August 31, 2005 and 2004. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

Interest Rate Risk. Our long-term investments, marketable securities and certain cash equivalents are subject to interest rate risk. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. We manage this risk by maintaining an overall investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. All securities in our long-term investment portfolio mature in two years or less. Instruments in our entire portfolio include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. As of August 31, 2005 and February 28, 2005, the fair market value of our long-term investments and marketable securities held was $54.9 million and $55.5 million, respectively.

We also hold cash balances in accounts with commercial banks in the U.S. and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Generally, operating cash balances held at banks outside of the U.S. are denominated in the local currency.

The U.S. Federal Reserve Board influences the general market rates of interest. The discount rate was 3.0% as of May 3, 2005. On June 30, 2005, the discount rate was raised 25 basis points to 3.25% and on August 9, 2005, the discount rate was raised again by 25 basis points to 3.50% as a continuation of the Federal Reserve’s accommodative stance believing that with underlying inflation expected to be contained, policy accommodation can be removed at a pace that is likely to be measured.  On September 20, 2005, the discount rate was raised by 25 basis points to 3.75%.

The weighted average yield on interest-bearing investments held as of August 31, 2005 and 2004 was approximately 3.0% and 1.4%, respectively. Based on our investment holdings at August 31, 2005, a 100 basis point decline in the average yield would reduce our annual interest income by $1.0 million.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, long-term investments and trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables since most of our customers are large, well-established companies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry, and no single customer has accounted for more than 10% of our consolidated revenue on an annual basis, although we have had customers which accounted for more than 10% of our consolidated revenue on a quarterly basis, including one during the six months ended August 31, 2005. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are involved from time to time in disputes and other litigation in the ordinary course of business. We do not believe that the outcome of any pending disputes or litigation will have a material adverse effect on our business, operating results, financial condition or cash flows. However, the ultimate outcome of these matters, as with dispute resolution and litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to us. Accordingly, an unfavorable outcome of some or all of these matters could have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 4, 2005, we held our 2005 Annual Meeting of Shareholders. At the meeting, shareholders voted on the following:

•      The election of two Class I directors, with terms expiring in 2008, Lynn C. Fritz (with 66,685,146 affirmative votes and 3,418,196 votes withheld) and Kevin C. Melia (with 66,627,472 affirmative votes and 3,475,870 votes withheld).  Messrs. Joseph H. Jacovini, Thomas A. Skelton, William H. Janeway, William G. Nelson and Joseph L. Cowan all continued their terms as directors.

Item 6. EXHIBITS

10.1	Offer Letter dated September 1, 2004 between Manugistics Group, Inc. and Edward R. Daihl.

10.2	Amendment to Employment Agreement dated July 22, 2004 between Manugistics Group, Inc. and Joseph L. Cowan.

10.3	Form of Change in Control Agreement dated September 23, 2005 to September 26, 2005 between Manugistics Group, Inc. and certain executive officers.

10.4	Description of Compensation Arrangements for Certain Executive Officers.

10.5	Description of Director Compensation Arrangements.

31.1	Certification of Chief Executive Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Item 601 (b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 11, 2005.

MANUGISTICS GROUP, INC.
(Registrant)

Date:	October 11, 2005

/s/ Joseph L. Cowan
Joseph L. Cowan
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Raghavan Rajaji
Raghavan Rajaji
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Kelly Davis-Stoudt
Kelly Davis-Stoudt
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)