Form 10-Q
period 2005-11-30
MANUGISTICS GROUP INC
filed 2006-01-09
CIK 908440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  84.1 million shares of common stock, $.002 par value, as of December 31, 2005

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

PART I-FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	November 30,	February 28,
	2005	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$67,234	$80,342
Marketable securities	56,332	49,636
Total cash, cash equivalents and marketable securities	123,566	129,978

Accounts receivable, net of allowance for doubtful accounts of $7,238 and $7,605 at November 30, 2005 and February 28, 2005, respectively	37,045	45,659
Other current assets	9,923	10,890

Total current assets	170,534	186,527

NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	14,585	15,795
Software development costs, net of accumulated amortization	9,580	14,390
Long-term investments	2,942	5,911
Goodwill	185,784	185,658
Acquired technology, net of accumulated amortization	5,340	13,816
Customer relationships, net of accumulated amortization	4,349	9,335
Other intangibles and non-current assets, net of accumulated amortization	7,193	8,848

TOTAL ASSETS	$400,307	$440,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,718	$7,117
Accrued compensation	2,891	2,858
Accrued exit and disposal obligations	5,479	8,032
Deferred revenue	34,576	43,173
Other current liabilities	11,787	19,814

Total current liabilities	59,451	80,994

NON-CURRENT LIABILITIES:
Convertible debt	175,500	175,500
Accrued exit and disposal obligations	11,171	13,799
Long-term debt and capital leases	1,151	1,668
Other non-current liabilities	3,870	3,573

Total non-current liabilities	191,692	194,540

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 4,620 shares authorized; none outstanding	—	—
Common stock, $.002 par value per share; 300,000 shares authorized; 84,133 and 83,869 issued and outstanding at November 30, 2005 and February 28, 2005, respectively	168	168
Additional paid-in capital	780,326	780,306
Deferred compensation	(1,271)	(3,044)
Accumulated other comprehensive income	2,368	4,065
Accumulated deficit	(632,427)	(616,749)

Total stockholders’ equity	149,164	164,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400,307	$440,280

See accompanying Notes to Condensed Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
REVENUE:
Software license	$4,093	$6,664	$17,552	$28,143
Support	21,099	20,666	64,669	63,383
Services	13,184	16,159	43,124	50,091
Reimbursed expenses	1,548	1,556	4,885	6,273

Total revenue	39,924	45,045	130,230	147,890

OPERATING EXPENSES:
Cost of revenue:
Cost of software license	3,599	3,525	11,181	10,861
Amortization of acquired technology	935	3,546	4,743	10,638

Total cost of software license	4,534	7,071	15,924	21,499

Cost of services and support	14,526	18,391	46,158	55,621
Cost of reimbursed expenses	1,548	1,556	4,885	6,273
Non-cash stock option compensation expense for cost of services and support	—	—	—	75

Total cost of services and support	16,074	19,947	51,043	61,969

Sales and marketing	9,321	11,387	28,842	41,852
Non-cash stock option compensation expense for sales and marketing	—	—	—	26

Total cost of sales and marketing	9,321	11,387	28,842	41,878

Product development	6,523	8,257	21,977	25,151
Non-cash stock option compensation expense for product development	—	—	—	15

Total cost of product development	6,523	8,257	21,977	25,166

General and administrative	4,173	5,250	14,495	17,270
Non-cash stock option compensation expense for general and administrative	—	—	—	52

Total cost of general and administrative	4,173	5,250	14,495	17,322

Amortization of intangibles	1,662	1,662	4,987	4,986
Asset impairment	—	—	3,733	—
Exit and disposal activities	1,259	2,931	2,988	6,636

Total operating expenses	43,546	56,505	143,989	179,456

LOSS FROM OPERATIONS	(3,622)	(11,460)	(13,759)	(31,566)
OTHER EXPENSE, NET	(1,215)	(1,585)	(4,446)	(5,655)
LOSS BEFORE INCOME TAXES	(4,837)	(13,045)	(18,205)	(37,221)
(BENEFIT) PROVISION FOR INCOME TAXES	(193)	223	(2,527)	894
NET LOSS	$(4,644)	$(13,268)	$(15,678)	$(38,115)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.16)	$(0.19)	$(0.47)

SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION	82,368	81,928	82,240	81,885

See accompanying Notes to Condensed Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended November 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,678)	$(38,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,582	29,433
Amortization of debt issuance costs	674	678
Exit and disposal activities	2,988	6,636
Non-cash stock option compensation expense	—	168
Bad debt expense	359	3,965
Asset impairment	3,733	—
Other	1,404	793
Changes in assets and liabilities:
Accounts receivable	8,145	13,894
Other assets	1,013	(1,311)
Accounts payable	(2,399)	(2,436)
Accrued compensation	33	(1,837)
Other liabilities	(7,865)	(2,763)
Accrued exit and disposal obligations	(8,080)	(9,778)
Deferred revenue	(7,833)	(12,697)
Net cash used in operating activities	(924)	(13,370)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchases) sales of marketable securities, net	(3,643)	2,115
Purchases of property and equipment	(2,779)	(3,352)
Proceeds from sale of fractional shares of jet	—	1,958
Capitalization and purchases of software	(2,577)	(7,341)
Purchases of long-term investments, net	—	(5,128)
Net cash used in investing activities	(8,999)	(11,748)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of debt and capital lease obligations and debt issuance costs	(2,245)	(1,976)
Proceeds from exercise of stock options and employee stock plan purchases	368	745
Net cash used in financing activities	(1,877)	(1,231)

EFFECTS OF EXCHANGE RATES ON CASH BALANCES	(1,308)	406

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,108)	(25,943)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,342	97,559
CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,234	$71,616

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$8,966	$9,011

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of capital leases	$1,009	$1,490

See accompanying Notes to Condensed Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2005

1. The Company and Basis of Presentation

The Company

Manugistics Group, Inc. (the “Company”) is a leading global provider of supply chain, demand and revenue management software products and services. The Company combines its products and services to deliver solutions that address the specific business needs of its clients. The Company’s approach to client delivery is to advise its clients on how best to use its solutions and other technologies across their demand and supply chain to integrate pricing, forecasting, operational planning and execution in a manner that will allow them to enhance margins across their enterprise and extended trading networks and to improve their revenue management practices. The Company delivers its solutions using commercially available products and provides additional functionality addressed through product extensions for industry-specific capabilities.

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

2. Stock Option-Based Compensation Plans & Restricted Stock Program

Stock Option-Based Compensation Plans. The Company accounts for its stock option-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations using the intrinsic value based method of accounting. If the Company accounted for its share-based payments using a fair value based method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” (“SFAS 123 (R)”) as required beginning in the first quarter of fiscal year 2007, and in accordance with the provisions in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), the Company’s net loss and loss per basic and diluted share amounts would have been as follows (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Net loss, as reported	$(4,644)	$(13,268)	$(15,678)	$(38,115)
Add: Stock option-based compensation expense included in reported net loss, net of tax	—	—	—	168
Deduct: Stock option-based compensation expense determined under the fair-value method, net of tax (1)	(450)	(1,257)	(39)	(4,999)
Pro forma net loss	$(5,094)	$(14,525)	$(15,717)	$(42,946)

Basic and diluted loss per share, as reported	$(0.06)	$(0.16)	$(0.19)	$(0.47)
Basic and diluted loss per share, pro forma	$(0.06)	$(0.18)	$(0.19)	$(0.52)

(1) Includes the impact of actual stock option forfeitures related to employee terminations.

Consistent with the Company’s accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying unaudited Condensed Consolidated Financial Statements, the Company has not provided a tax benefit or expense on the pro forma expense in the above table.

During the three and nine months ended November 30, 2005, stock options granted had weighted average fair values of $0.58 and $0.64 per share, respectively, and $1.65 and $1.76 per share during the three and nine months ended November 30, 2004, respectively, as calculated using the Black-Scholes option valuation model.

The weighted average estimated fair value of the common stock purchase rights granted under the 2004 Employee Stock Purchase Plan (ESPP) during the three and nine months ended November 30, 2005 was $0.36 and $0.37 per share, respectively. The weighted average estimated fair value of the common stock purchase rights under the ESPP during the three months ended November 30, 2004 was $0.51 per share. On November 30, 2005, 75,331 shares of the Company’s common stock were issued under the Company’s 2004 ESPP.

The Company determined the assumptions used in computing the fair value of stock options and ESPP shares by estimating the expected useful lives, giving consideration to the vesting and purchase periods, contractual lives, actual employee forfeitures, and the relationship between the exercise price and the fair market value of the Company’s common stock, among other factors. The risk-free interest rate is the U.S. Treasury bill rate for the relevant expected life. The fair value of stock options and stock purchase plan shares was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	OPTIONS		ESPP		OPTIONS		ESPP
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	November 30,		November 30,		November 30,		November 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rates	4.05%	3.37%	3.87%	2.02%	3.99%	3.15%	3.43%	2.02%
Expected term	2.12 years	5.41 years	3 months	3 months	2.56 years	4.71 years	3 months	3 months
Volatility	0.5273	0.7812	0.4726	0.5499	0.5333	0.7902	0.4981	0.5499
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

Restricted Stock Program. In June 2003, the Company’s Board of Directors approved an amendment to the Company’s 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by shareholders at the Company’s 2003 Annual Meeting of Shareholders on July 29, 2003. Restricted stock awards generally have a vesting schedule of one to four years. The value of restricted awards is computed using the closing price of the stock on the date of grant and includes an estimated forfeiture rate that is based upon the actual historical forfeiture rate. The value of restricted awards is recorded as deferred compensation and reported as a reduction to stockholders’ equity. The related compensation expense is recognized over the vesting period of the award.

During fiscal years 2004 and 2005 and for the nine months ended November 30, 2005, the Company issued 205,000, 1,628,000 and 357,500 shares of restricted stock to employees, respectively, and recorded deferred compensation of $1.3 million, $3.5 million and $0.5 million, respectively.

The Company recorded $0.3 million and $1.2 million in compensation expense related to restricted shares outstanding during the three and nine months ended November 30, 2005, respectively, and recorded $0.3 million and $0.6 million in compensation expense during the three and nine months ended November 30, 2004, respectively.

3. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options, restricted stock and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company’s convertible subordinated debt, using the if-converted method. The dilutive effect of options, restricted stock and warrants to acquire 0.8 million and 1.1 million shares for the three and nine months ended November 30, 2005, respectively, and six thousand and 0.9 million shares for the three and nine months ended November 30, 2004, respectively, was excluded from the calculation of diluted net loss per share because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for the three and nine months ended November 30, 2005 and 2004 because it was anti-dilutive.

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

Indemnification. The Company licenses software to its customers under software license agreements, which generally provide the customer with limited indemnification against damages, judgments and reasonable costs and expenses incurred by the customer for any claim or suit based on infringement of a trademark or copyright as a result of the customer’s use of the Company’s software. To date, the Company has not incurred any material costs associated with these indemnification provisions and no material claims of this nature were outstanding as of November 30, 2005. However, there can be no assurance that claims under these indemnification provisions will not arise in the future or that any such claims will not have a material adverse effect on the Company’s business, operating performance, financial condition or cash flows.

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

Tax Matters.  The Company recorded a benefit for income taxes of $0.2 million and $2.5 million for the three and nine months ended November 30, 2005, respectively, compared to an income tax expense of $0.2 million and $0.9 million for the three and nine months ended November 30, 2004, respectively. The benefit recorded for the nine months ended November 30, 2005 included a $1.9 million refund for previously paid withholding taxes, $1.3 million related to the reversal of additional amounts accrued for certain withholding tax obligations which the Company no longer deemed probable to be paid and approximately $0.7 million in current income tax expense related to certain of the Company’s foreign subsidiaries.

5. Intangible Assets and Goodwill

Acquisition-related intangible assets subject to amortization as of November 30, 2005 and February 28, 2005 were as follows (amounts in thousands):

		Accumulated
	Gross Assets	Amortization	Net Assets
November 30, 2005
Acquired technology	$51,939	$(46,599)	$5,340
Customer relationships	28,109	(23,760)	4,349

Total	$80,048	$(70,359)	$9,689

February 28, 2005
Acquired technology	$64,739	$(50,923)	$13,816
Customer relationships	28,109	(18,774)	9,335

Total	$92,848	$(69,697)	$23,151

During the three months ended August 31, 2005, the Company performed an impairment test of its long-lived assets and concluded that although the Company continues to sell the products acquired in the PartMiner CSD, Inc. asset acquisition, the Company does not believe that future operating cash flows will be sufficient to support the related asset balance. Therefore, the Company wrote-off the remaining $12.8 million gross acquired technology asset balance and related $(9.1) million of accumulated amortization. The impairment resulted in a net reduction in acquisition-related intangible assets of $3.7 million.

The change in the carrying amount of goodwill for the nine months ended November 30, 2005 was as follows (amounts in thousands):

Balance as of February 28, 2005	$185,658
Foreign currency translation adjustments, net	126

Balance as of November 30, 2005	$185,784

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

During the three months ended November 30, 2005, the Company’s Chief Financial Officer left the Company to take a position at another company. As a result, the Company performed a test for goodwill impairment as of November 30, 2005. The Company determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of November 30, 2005, there was no impairment of goodwill.

Amortization expense for acquisition-related intangible assets was $2.6 million and $5.2 million for the three months ended November 30, 2005 and 2004, respectively, and $9.7 million and $15.6 million for the nine months ended November 30, 2005 and 2004, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets for the three-month period ended February 28, 2006 and future fiscal years is as follows (amounts in thousands):

	Three Months Ending
	February 28,	Fiscal Year Ending February 28 or 29,
	2006	2007	2008	2009	2010	Total
Amortization expense	$1,701	$5,013	$1,908	$914	$153	$9,689

6. Capitalized Software Development Costs

Operations commenced at the Company’s new development center in Hyderabad, India during the fourth quarter of fiscal 2005. Once the Company has completed transitioning the development process to India, the Company will no longer capitalize software development costs due to the change in the developmental life cycle of our products that is due to the expected shortening of time between reaching technological feasibility and the introduction of the Company’s products into the market. Capitalized software development costs as of November 30, 2005 and February 28, 2005 were as follows (amounts in thousands):

	November 30, 2005	February 28, 2005
Software development costs	$47,416	$44,960
Less: Accumulated amortization	(37,836)	(30,570)

Total software development costs, net	$9,580	$14,390

Capitalization of software development costs was $2.5 million and $7.1 million for the nine months ended November 30, 2005 and 2004, respectively. Amortization expense was $7.3 million and $7.2 million for the nine months ended November 30, 2005 and 2004, respectively.

7. Comprehensive Loss

Other comprehensive loss relates primarily to foreign currency translation adjustments and unrealized gains (losses) on investments in marketable securities and long-term investments. The following table sets forth the comprehensive loss for the three and nine-month periods ended November 30, 2005 and 2004 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004

Net loss	$(4,644)	$(13,268)	$(15,678)	$(38,115)
Other comprehensive (loss) income, net of tax
Unrealized gains (losses) on investments	35	(114)	155	(308)
Foreign currency translation adjustments	(681)	1,949	(1,852)	911
Total comprehensive loss	$(5,290)	$(11,433)	$(17,375)	$(37,512)

8. Exit and Disposal Activities

Summary: The Company has adjusted its cost structure and resource allocation several times in recent years to respond to business and market conditions. Each exit and disposal plan has included involuntary terminations across most functional areas throughout the Company and the reduction of excess office space.

The following table sets forth a summary of total exit and disposal charges, payments made against those charges and the remaining liabilities as of November 30, 2005 (amounts in thousands):

		Charges and	Charges and	Charges and
		adjustments to	adjustments to	adjustments to	Utilization of	Non-cash
		charges in three	charges in three	charges in three	cash in the nine	activity disposal losses
	Balance as of	months ended	months ended	months ended	months ended	in the nine months ended	Balance as of
	Feb. 28, 2005	May 31, 2005	August 31, 2005	November 30, 2005	November 30, 2005	November 30, 2005	November 30, 2005
Lease obligations and terminations (1) (2)	$18,274	$225	$(37)	$1,534	$(5,058)	$—	$14,938
Severance and related benefits	2,312	227	1,339	(364)	(2,964)	—	550
Impairment charges and write-downs	—	—	—	89	—	(89)	—
Other	83	(25)	—	—	(58)	—	—
Subtotal	$20,669	$427	$1,302	$1,259	$(8,080)	$(89)	$15,488
Reclassification of deferred rent	1,162						1,162
Total	$21,831						$16,650

(1)          Certain accrued lease obligations extend through fiscal year 2019.

(2)          Includes $110 thousand and $360 thousand of accretion expense in adjustments to charges in the three and nine months ended November 30, 2005.

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

Exit and disposal activities:  In order to further adjust the Company’s cost structure and resource allocation to increase efficiencies and reduce excess office space in response to current business conditions, the Company announced and began implementing two exit and disposal plans, (the “FY05 Q2 Plans”) in the second quarter of fiscal 2005. Actions taken included the involuntary termination of employees across most business functions and the abandonment of excess office space.

The following table summarizes the Company’s exit and disposal activities since fiscal year 2003 (amounts in millions, except number of involuntarily terminated employees):

	Involuntary terminations
	Number of				Office		Property and
Period	employees		$ Amount		leases		equipment	Other	Total
Three months ended November 30, 2005	2	(a)	$(0.4	)(h)	$1.5	(g)	$0.1	—	$1.2
Three months ended August 31, 2005	31	(b)	$1.3		—		—	—	$1.3
Three months ended May 31, 2005	13	(c)	$0.2		$0.2	(e)	—	—	$0.4
Fiscal Year 2005	127	(d)	$6.1		$8.1	(f)	$2.7	$0.4	$17.3
Fiscal Year 2004	79		$0.9		$12.9		$4.2	$0.6	$18.6
Fiscal Year 2003	343		$8.0		$8.0		$2.5	$0.7	$19.2

(a)          US.

(b)         30 US, 1 Europe.

(c)          13 US.

(d)         96 US, 11 United Kingdom, 15 Other Europe, 4 Asia, 1 Canada.

(e)          Completely vacated Brussels, Belgium.

(f)            Partially vacated-Rockville, Maryland; San Carlos and Calabasas, California; Bracknell, United Kingdom and Tokyo, Japan. Completely vacated-Munich, Germany; Stockholm, Sweden and the Philippines.

(g)         Partially vacated Rockville, Maryland and includes adjustments to estimated sublease income based upon actual signed subleases in San Carlos, California and Detroit, Michigan.

(h)         Includes adjustments to previously established accruals.

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

SFAS 146 (severance costs): All terminated employees are notified within the requisite time period as prescribed by SFAS 146 and are typically not required to render service beyond the earlier of their termination date or a minimum retention period of 60 days, as defined by SFAS 146. When employees are required to render service beyond the earlier of their termination date or minimum retention period of 60 days, the severance cost for such employees is recognized and accrued over the required service period in accordance with SFAS 146. There were seven employees involuntarily terminated during the nine months ended November 30, 2005 and 23 during fiscal year 2005 who were required to render service beyond 60 days.

SFAS 88:  Certain terminated employees had employment contracts that defined the amount of severance and related benefits received upon termination. The severance and related benefits for such employees are accounted for in accordance with Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) when amounts are both probable and estimable. During fiscal year 2005, three employees with employment contracts were involuntarily terminated.

SFAS 144:  In connection with permanently vacating excess office space, the Company records an impairment charge of certain property, plant and equipment and leasehold improvements in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

9. Warrant

In March 2004, the Company entered into an amendment to an existing alliance agreement with International Business Machines Corporation (“IBM”) under which the companies will develop, market, sell and deliver demand and supply chain solutions globally. In connection with entering into the amendment to the alliance agreement, the Company issued a warrant (the “Warrant”) to IBM to acquire 250,000 shares of the Company’s common stock at a per share purchase price of $8.51, in reliance upon an exception provided under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The Warrant is immediately exercisable, expires March 12, 2009, and provides for customary registration and indemnification rights and certain limited transfer rights. The fair value of the Warrant of $1.1 million is being recognized as operating expense over the three-year service period of the alliance agreement. The fair value of the Warrant was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.79%; dividend yield of zero; volatility of 99%; and a Warrant life of five years. The Company recorded $0.3 million in amortization expense associated with the Warrant for each of the nine months ended November 30, 2005 and November 30, 2004.

10. Credit Facilities

The Company had a one-year unsecured revolving credit facility with Silicon Valley Bank (“SVB”) for $15.0 million which expired on March 30, 2005. On April 8, 2005, the Company renewed the credit facility with SVB for $15.0 million and a two-year term, effective March 29, 2005 (the “Credit Facility”). Under the terms of the Credit Facility, the Company may request cash advances, letters of credit, or both. Borrowings under the Credit Facility accrue interest at the prime rate plus 0.5%. The Credit Facility requires the Company to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) the Company’s ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. The Company was in compliance with all financial covenants as of November 30, 2005 and there were no cash draws outstanding. As of November 30, 2005, the Company had $9.9 million in letters of credit outstanding under the Credit Facility to secure its lease obligations for certain office space.

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

The Credit Facility includes a provision for supplemental equipment advances, under which the Company may borrow up to an additional $5.0 million for the purchase of equipment, office furniture and other capital expenditures. Amounts may be borrowed for such capital expenditures through December 31, 2005 and accrue interest at a fixed interest rate equal to 7.75% annually. Equipment advances will be repaid monthly over a 36-month period, beginning in the month following the advance. As of November 30, 2005, there were no borrowings outstanding for equipment advances under the Credit Facility. The financial covenants for the supplemental equipment advances are the same as the financial covenants for the Credit Facility.

The Company had an additional credit agreement (the “Equipment Line”) with SVB, as amended, which expired March 31, 2003, under which the Company was permitted to borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the Equipment Line accrue interest at a rate equal to the greater of the three-year Treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. During fiscal 2003, the Company borrowed $2.9 million under the Equipment Line. The principal balance remaining as of November 30, 2005 was approximately $0.1 million. The financial covenants for the Equipment Line are the same as the financial covenants for the Credit Facility. The Company was in compliance with all financial covenants as of November 30, 2005.

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

Revenue is attributable to geographic regions based on the location of the Company’s customers. The following table presents total revenue by geographic region for the three and nine months ended November 30, 2005 and 2004, and total long-lived assets for the periods ended November 30, 2005 and February 28, 2005 (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Revenue:
United States	$25,236	$28,904	$82,102	$97,555
Europe	11,070	10,857	36,271	33,183
Asia/Pacific	2,883	3,626	9,333	11,694
Other	735	1,658	2,524	5,458

	$39,924	$45,045	$130,230	$147,890

	November 30, 2005	February 28, 2005
Long-lived Assets:
United States	$218,043	$239,374
Europe	4,574	5,351
Asia/Pacific	578	770
Other	3,636	2,347

	$226,831	$247,842

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

Executive Summary

Our unaudited Condensed Consolidated Financial Statements are included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion is provided to allow the reader to have a better understanding of our operating results for the three and nine months ended November 30, 2005, including (i) a brief discussion of our business and products, (ii) the business environment and factors that affected our financial performance, (iii) our focus on future improvements in our financial performance and (iv) Key Financial Metrics – Third Quarter Fiscal 2006. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations included in this Item 2, section titled, “Factors that May Affect Future Results” and our unaudited Condensed Consolidated Financial Statements, which are included in Item 1 of this Quarterly Report on Form 10-Q.

Overview– Business and Products

We are a leading global provider of supply chain management and demand and revenue management software products and services. We combine these products and services to deliver solutions that address specific business needs of our clients. We focus primarily on the Consumer Goods, Retail, and Government, Aerospace & Defense markets. We also provide revenue management solutions for the Travel, Transportation & Hospitality markets.

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

Business Environment and Factors That Affected our Results for the Three and Nine Months Ended November 30, 2005

Our operating results for the three and nine months ended November 30, 2005 were affected by several broad-based factors including cautious capital spending by corporations for enterprise application software. We believe changing conditions over the last three fiscal years caused changes in the behavior patterns in our markets as our clients and prospects intensified their efforts to reduce costs. Many shifted their focus from larger longer-term strategic initiatives to smaller short-term tactical initiatives with more rapid paybacks. We also believe that many of our clients and prospects are focused on realizing benefits from earlier investments in information technology rather than committing to new initiatives. These changes in our markets have led to fewer opportunities for us to win business. We believe that these changes in the markets for enterprise application software will continue.

We continue to see a growing number of our clients and prospects wanting to structure deals to reduce their overall perceived risks. These deal structures include, but are not limited to, phased projects, delayed payments for software, and tying payments for software to performance. Certain of our clients and prospects want us to structure deals where we can earn additional revenue based on performance. During the nine months ended November 30, 2005, we closed one such transaction.

We believe that the size of enterprise application software license transactions has declined in general. We experienced declines in the numbers and size of our software transactions, including the number of software transactions of $1 million or greater, in the three and nine months ended November 30, 2005, which has also resulted in a decrease in our average selling price (“ASP”).

We believe our financial results in the fiscal year ended February 28, 2005 and for the three and nine months ended November 30, 2005 were also adversely affected by the ongoing consolidation in our industry, the pace of which has significantly increased over the past three quarters and may continue. This consolidation has increased uncertainty about the abilities of smaller enterprise application software vendors to remain independent and thrive, which has negatively affected and may continue to negatively affect our ability to grow our revenue and improve our performance. In addition, some of our larger competitors increasingly have raised concerns about our financial viability with our clients and prospects, which have affected our ability to close software transactions successfully. See “Forward-Looking Statements” and “Factors that May Affect Future Results.”

Over the past eighteen months, we have made substantial changes in our company, including reorganizing and downsizing our workforce, including our executive management team and our sales organization, narrowing our market focus, narrowing our product focus, moving a portion of our product development function to India, increasing our emphasis on transportation and retail markets and pricing optimization capabilities and increasing our emphasis on the Asia-Pacific region. Although we believe these changes were necessary and the correct actions to take, we have not yet been able to increase our revenue, particularly our software license revenue. However, these changes have enabled us to reduce our ongoing operating expense and to improve our financial performance in our most recent quarters.

Focus on Future Improvements in Our Financial Performance

For the three and nine months ended November 30, 2005, we continued the development of a more focused product and market strategy, and we continued the strategic restructuring of the organization in an effort to reduce our operating expenses to a level that would better position us to become profitable. During fiscal 2005, we organized our sales and marketing efforts to address the Consumer Goods, Retail, Government, Aerospace & Defense and Revenue Management markets. In Europe where we currently do not have a critical mass of resources, we eliminated certain offices, which are now being serviced from other locations in the region. We also intend to provide more focused sales and marketing efforts to small and medium-sized businesses in Europe and the Asia-Pacific region through third-party marketing and reseller agreements.

We intend to increase our focus and investments for the future in our Asia Pacific region, in our Transportation and Retail industries and in our Pricing area.  As part of this focus, we have recently hired a President of our Asia-Pacific region and a President of our Japan office. We are implementing specific Retail marketing programs and recruiting for sales employees with Retail experience. We intend to make strategic investments to round out the solutions and add sales and marketing people for our Pricing and Transportation solutions.  In addition, we intend to start a services organization in India to reduce the number of contractors we currently use in an effort to improve the margins in our services business.

As of November 30, 2005, we had achieved quarterly cost savings of approximately $7.0 million, compared to the three months ended November 30, 2004, as a result of our FY05 Q2 Plans. These exit and disposal plans included the abandonment of certain office space and related asset write-offs and the involuntary termination of employees. We have completed most of the planned initiatives approved in our FY05 Q2 Plans and expect to complete the remainder of the initiatives by the end of fiscal 2006.

During the fourth quarter of fiscal 2005, we commenced operations at our product development center in Hyderabad, India. We continue to move a substantial portion of our product development capabilities to our new facility while keeping our core product development capabilities at our headquarters in Rockville, Maryland. We believe this will allow us to both increase our product development resources and to lower our product development costs. As of November 30, 2005, we had approximately 159 employees at our Hyderabad, India development center and expect that number to increase through the first quarter of fiscal 2007. For the three months ended November 30, 2005, amortization of previously capitalized software exceeded capitalization of software development costs by approximately $1.5 million. We expect amortization of previously capitalized software to continue to exceed capitalization of software development costs as we continue to shift development operations to Hyderabad, India. Once we have completed transitioning the development process to India, we believe that we will no longer capitalize software development costs due to the change in the developmental life cycle of our products that is due to the expected shortening of time between reaching technological feasibility and introduction of our products into the market.

If market conditions for our products and services do not improve, we may need to make further adjustments to our cost structure to further improve performance.

Key Financial Metrics – Third Quarter Fiscal 2006

We reported third quarter year-over-year revenue decreases in software license, services and total revenue. “All other operating expenses” decreased $8.7 million, or 18%, to $39.7 million for the three months ended November 30, 2005 compared to the three months ended November 30, 2004.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
	(in thousands, except number of employees and DSO)
Revenue:
Software license	$4,093	$6,664	$17,552	$28,143
Support	21,099	20,666	64,669	63,383
Services and reimbursed expenses	14,732	17,715	48,009	56,364
Total revenue	$39,924	$45,045	$130,230	$147,890

Operating expenses and employee headcount:
Exit and disposal activities and acquisition-related expenses (1)	$3,856	$8,139	$16,451	$22,428
All other operating expenses (2)	39,690	48,366	127,538	157,028
Total operating expenses	$43,546	$56,505	$143,989	$179,456

Total employees (period end)	766	733	766	733
Total average employees	762	766	737	828
Total revenue per average employee	$52	$59	$177	$179

	November 30,	August 31,	May 31,	February 28,
	2005	2005	2005	2005
Financial condition, liquidity and capital structure:
Cash, cash equivalents, marketable securities and long-term investments	$126,508	$136,109	$133,297	$135,889
Days sales outstanding (DSO)	84	78	80	91
Convertible debt	175,500	175,500	175,500	175,500
Total stockholders’ equity	149,164	154,005	159,279	164,746
Common shares outstanding (period end) (3)	84,133	83,780	83,819	83,869
Cash flows from operating activities (quarter ended)	(6,775)	5,260	591	7,865

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

(3)          Includes the impact of restricted stock forfeitures

The following is a brief discussion of the above financial metrics and analysis of the reasons for the change between the fiscal periods ended November 30, 2005 and 2004 and recent trends.

Software license revenue

Our software license revenue decreased $2.6 million, or 39%, to $4.1 million and $10.6 million, or 38%, to $17.6 million for the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004. Approximately 16% and 8% of our software license revenue was recognized on a percentage-of-completion basis or ratable basis for both the three and nine months ended November 30, 2005 and November 30, 2004, respectively. The following table highlights some of the significant trends affecting our software license revenue:

	Average		Software
	Significant	Selling Price	Transactions
	Software	(“ASP”)	$ 1.0 Million
Quarter Ended	Transactions (1)	(in thousands)	or Greater
May 31, 2004	13	$695	1
August 31, 2004	18	$533	3
November 30, 2004	11	$491	1
February 28, 2005	12	$559	2
May 31, 2005	7	$976	2
August 31, 2005	13	$264	—
November 30, 2005	10	$288	—

(1)          Significant software transactions (excluding those recognized on a percentage-of-completion or ratable basis) are those with a value of $100,000 or greater recognized within the fiscal quarter.

Software license revenue by industry for the three and nine months ended November 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Government, Aerospace & Defense	$347	$230	$527	$2,356
Consumer Goods	2,286	5,170	11,342	12,567
Revenue Management	478	523	1,854	2,014
Retail	173	117	2,059	8,621
Other	809	624	1,770	2,585

	$4,093	$6,664	$17,552	$28,143

The previous tables indicate the following trends affecting our software license revenue in the three and nine months ended November 30, 2005 and 2004:

•                  The number of significant software license transactions completed decreased in the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004.

•                  ASP has fluctuated during the past five quarters, ranging from $264,000 to $976,000. The quarter ended May 31, 2005 included one software transaction which accounted for more than 10% of total revenue in that quarter, resulting in a higher ASP for that quarter.  The quarter ended November 30, 2005 did not include any transactions greater than $1 million, which had the impact of reducing the ASP.

•                  There was only one significant software transaction in the Government, Aerospace & Defense industry during the current fiscal year, causing a significant decrease in the concentration of revenue from that industry for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004. Software license revenue from the Consumer Goods industry was lower in the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004, due to fewer closed software transactions, lower ASP and fewer deals greater than $1 million. Software license revenue from the Retail industry was significantly higher during the nine months ended November 30, 2004 compared to the nine months ended November 30, 2005 reflecting increased spending at that time by retail customers and the inclusion of one large software license deal during the three months ended May 31, 2004.

Support revenue

Our support revenue increased $0.4 million, or 2%, to $21.1 million and $1.3 million, or 2%, to $64.7 million for the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004. The increase for the three months ended November 30, 2005 compared to the three months ended November 30, 2004 was due to new software license sales. The increase for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 was due to new software license sales and collections from certain customers for outstanding support for which the related revenue did not previously meet the criteria for recognition. These increases were partially offset by decreases in support revenue from non-renewals. Our percentage of annual support renewals by our clients remains over ninety percent.

Services and reimbursed expenses revenue

Our services and reimbursed expenses revenue decreased $3.0 million, or 17%, to $14.7 million and $8.4 million, or 15%, to $48.0 million for the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004. Services revenue tends to track software license revenue in prior periods. We primarily attribute the decrease in services revenue to the decrease in number of size of completed software transactions in the first half of fiscal 2006 compared to the same periods in fiscal 2005 and due to the deferral of services revenue related to a previously closed transaction for which the criteria for revenue recognition has not yet been met.  Additionally, we have experienced competitive rate pressures on our consulting engagements and lower demand for implementation services.

Total revenue per average employee

Our total revenue per average employee decreased $7,000, or 12%, to $52,000 and decreased $2,000, or 1%, to $177,000 for the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004. Total revenue per average employee is calculated as total revenue for the quarter divided by average number of employees for the quarter. The decrease during the three months ended November 30, 2005 compared to the three months ended November 30, 2004 was primarily due to the decrease in total revenue, which was proportionately higher than the decrease in average headcount, in addition to an increase in employee headcount in India as we migrate our product development function to our new product development center. This trend will have a negative effect on total revenue per average employee as we increase headcount in India to take advantage of the lower wage scale unless we can grow revenue at a faster rate than we increase headcount.

Total operating expenses

Our total operating expenses decreased by $13.0 million, or 23% to $43.5 million and $35.5 million, or 20% to $144.0 million during the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004. Exit and disposal activities and acquisition-related expenses decreased $4.3 million, or 53% to $3.9 million and $6.0 million, or 27% to $16.5 million during the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004. This decrease was the result of lower exit and disposal costs of $1.3 million and $3.0 million in the three and nine months ended November 30, 2005, respectively, compared to $2.9 million and $6.6 million in the three and nine months ended November 30, 2004. Additionally, we had lower amortization costs for the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004 related to the completion of amortization of acquired technology related to the STG Holdings, Inc., Talus Solutions, Inc. and SpaceWorks, Inc. acquisitions. The decrease in the nine months ended November 30, 2005 was partially offset by a $3.7 million impairment charge recognized related to the impairment of acquisition-related intangible assets from the PartMiner CSD, Inc. acquisition.

All other operating expenses decreased 18% to $39.7 million and 19% to $127.5 million during the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004. This decrease was primarily the result of lower office and travel expenses and salary costs due to a 1% and 11% decrease in average employee headcount during the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004, and reduced office space costs as a result of exit and disposal plans executed during the second half of fiscal 2005 and the nine months ended November 30, 2005. Additionally, the decrease was the result of lower commissions and incentives in the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 related to decreased software license revenue and a $1.5 million benefit related to the reversal of a previously recorded provision for anticipated losses on a contract for which the Company’s obligation to provide services expired in the nine months ended November 30, 2005, partially offset by increased marketing expenses related to our enVISION 2005 client conference held in May 2005. Additionally, our amortization of previously capitalized software development costs exceeded capitalization of software development costs by $1.5 million and $4.8 million in the three and nine months ended November 30, 2005, respectively, compared to capitalized software development costs in excess of amortization by $0.2 for the three months ended November 30, 2004 and amortization in excess of capitalized software development costs by $0.1 million in the nine months ended November 30, 2004. The increase in amortization of previously capitalized software development costs in excess of capitalized software development costs is primarily the result of changes in the development life cycle of our products as we shift operations to our development center in Hyderabad, India.

Financial condition, liquidity and capital structure

During the three months ended November 30, 2005, we had a net decrease in cash. Activity included the following:

•                  Cash, cash equivalents, marketable securities and long-term investments decreased $9.6 million, or 7%, to $126.5 million as of November 30, 2005 compared to $136.1 million as of August 31, 2005. This decrease is primarily the result of cash usage for operating activities, including the $4.4 million semi-annual interest payment on our long-term debt, $2.8 million in payments related to exit and disposal activities and capital expenditures of $1.0 million.

•                  Cash flows from operating activities decreased by $12.0 million to $(6.8) million for the three months ended November 30, 2005 compared to $5.3 million for the three months ended August 31, 2005. We made a semi-annual interest payment on our convertible debt in the three months ended November 30, 2005 with no corresponding payment in the three months ended August 31, 2005.

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

Results of Operations

The following table includes the Condensed Consolidated Statements of Operations data for the three and nine months ended November 30, 2005 and 2004 expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Revenue:
Software license	10.3%	14.8%	13.4%	19.0%
Support	52.8%	45.9%	49.7%	42.9%
Services	33.0%	35.9%	33.1%	33.9%
Reimbursed expenses	3.9%	3.4%	3.8%	4.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of software license	9.0%	7.8%	8.6%	7.3%
Amortization of acquired technology	2.3%	7.9%	3.6%	7.2%
Cost of services and support	36.4%	40.8%	35.4%	37.6%
Cost of reimbursed expenses	3.9%	3.4%	3.8%	4.2%
Sales and marketing	23.3%	25.3%	22.1%	28.3%
Product development	16.3%	18.3%	16.9%	17.0%
General and administrative	10.5%	11.7%	11.1%	11.7%
Amortization of intangibles	4.2%	3.7%	3.8%	3.4%
Asset impairment	—	—	2.9%	—
Exit and disposal activities	3.2%	6.5%	2.3%	4.5%
Non-cash stock option compensation expense	—	—	—	0.1%
Total operating expenses	109.1%	125.4%	110.5%	121.3%

Loss from operations	(9.1)%	(25.4)%	(10.5)%	(21.3)%
Other expense—net	(3.0)%	(3.5)%	(3.4)%	(3.8)%

Loss before income taxes	(12.1)%	(28.9)%	(13.9)%	(25.1)%
(Benefit) provision for income taxes	(0.5)%	0.5%	(1.9)%	0.6%

Net loss	(11.6)%	(29.4)%	(12.0)%	(25.7)%

The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock option compensation expense.

Revenue:

Software License Revenue. Software license revenue decreased $2.6 million, or 39%, to $4.1 million and $10.6 million, or 38%, to $17.6 million for the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004. We believe the decrease in software license revenue and software license revenue as a percentage of total revenue is due to cautious capital spending for supply chain software purchases, concerns about consolidation in our industry and about our financial viability and to effects resulting from changes in our workforce, including our executive management and sales organization, difficulties in sales execution and a highly competitive environment. These factors resulted in a decrease in the number of significant software license transactions with a value of $100,000 or greater (excluding those recognized on a percentage-of-completion or ratable basis), the number of software license transactions of $1 million or greater and our ASP for the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004.

The following table summarizes significant software license transactions completed during the three and nine months ended November 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Significant Software License Transactions (1)
Number of transactions $100,000 to $999,999	10	10	28	37
Number of transactions $1.0 million or greater	0	1	2	5
Total number of transactions	10	11	30	42
Average selling price (in thousands)	$288	$491	$438	$572

(1)   Significant software transactions are those with a value of $100,000 or greater (excluding those recognized on a percentage-of-completion or ratable basis) recognized within the fiscal quarter.

Support Revenue. Support revenue increased $0.4 million, or 2%, to $21.1 million and $1.3 million, or 2%, to $64.7 million for the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004, respectively. The increase for the three months ended November 30, 2005 compared to the three months ended November 30, 2004 was due to new software license sales. The increase for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 was due to new software license sales and collections from certain customers for outstanding support for which the related revenue did not previously meet the criteria for recognition. These increases were partially offset by decreases in support revenue from non-renewals. Our percentage of annual support renewals by our clients remains over ninety percent. There can be no assurance that our historical renewal rate will continue. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Services Revenue. Services revenue decreased $3.0 million, or 18%, to $13.2 million and $7.0 million, or 14%, to $43.1 million for the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004. Services revenue tends to track software license revenue in prior periods. The decrease in services revenue for the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004 was primarily due to decreases in the number and size of completed software transactions in the first half of fiscal 2006 and due to the deferral of services revenue related to a previously closed transaction for which the criteria for revenue recognition has not yet been met. Additionally, we have experienced competitive rate pressures on our consulting engagements and lower demand for implementation services. See “Forward-Looking Statements” and “Factors That May Affect Future Results.”

Geographic Revenue. We market and sell our software and services internationally, primarily in Europe, Asia-Pacific, Canada, Central America and South America. Total revenue outside of the U.S. decreased $1.5 million, or 9%, to $14.7 million and $2.2 million, or 4%, to $48.1 million for the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004. Total revenue by geographic area is determined on the basis of the geographic area in which transactions are consummated. Total revenue outside of the U.S. as a percentage of total revenue was 37% for the three and nine months ended November 30, 2005, respectively, compared to 36% and 34% for the three and nine months ended November 30, 2004, respectively. The increase in the percentage of total revenue outside of the U.S. for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 is due to a European software license transaction in our first fiscal quarter of 2006 which accounted for more than 10% of the total revenue for that quarter.

Operating Expenses:

Cost of Software License. Cost of software license consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three and nine months ended November 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Amortization of capitalized software	$2,298	$2,435	$7,266	$7,224
Percentage of software license revenue	56.1%	36.5%	41.4%	25.7%
Other costs of software license	1,301	1,090	3,915	3,637
Percentage of software license revenue	31.8%	16.4%	22.3%	12.9%
Total cost of software license	$3,599	$3,525	$11,181	$10,861
Percentage of software license revenue	87.9%	52.9%	63.7%	38.6%

The increase in the total cost of software license during the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 was the result of an increase in other costs of software license.

Amortization of Acquired Technology. In connection with acquisitions in fiscal 2003, 2002 and 2001, we acquired developed technology that we offer as part of our solutions. Acquired technology is amortized over periods ranging from four to six years. We expect annual amortization of acquired technology to be approximately $5.7 million in fiscal 2006.

Cost of Services and Support. Cost of services and support includes primarily personnel and third-party contractor costs. Cost of services and support, excluding the cost of reimbursed expenses and non-cash stock option compensation expense, decreased $3.9 million, or 21%, to $14.5 million, and $9.5 million, or 17%, to $46.2 million while the cost of services and support as a percentage of related revenue decreased to 42% and 43% for the three and nine months ended November 30, 2005, respectively, compared to 50% and 49% for the three and nine months ended November 30, 2004, respectively. The decrease in cost of services and support was attributable to an overall decrease in the average number of services and support employees to 285 and 280 during the three and nine months ended November 30, 2005, compared to 292 and 310 during the three and nine months ended November 30, 2004, respectively. This was primarily the result of the exit and disposal initiatives that we approved and began implementing in the second half of fiscal 2005 and continued to implement during the nine months ended November 30, 2005. The decrease in the cost of services and support as a percentage of related revenue in the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004 was primarily a result of lower outside contractor costs and a $1.5 million benefit related to the reversal of a previously recorded provision for anticipated losses on a contract for which the Company’s obligation to provide services expired in the nine months ended November 30, 2005.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, sales commissions, and promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased $2.1 million, or 18%, to $9.3 million and $13.0 million, or 31%, to $28.8 million during the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004, respectively. The decrease during the three and nine months ended November 30, 2005 was due to:

•                  an overall decrease in the average number of sales, marketing and business development employees to 119 and 122 during the three and nine months ended November 30, 2005, respectively, compared to 153 and 181 during the three and nine months ended November 30, 2004, respectively. This was the result of our exit and disposal initiatives that we approved and began implementing in the second half of fiscal 2005 and continued to implement in the nine months ended November 30, 2005 and some voluntary attrition;

•                  a decrease in sales commissions in the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 due to lower software license revenue; and

•                  a decrease in promotional spending, travel and public relations spending resulting from cost containment and cost reduction measures implemented in the second half of fiscal 2005 and the first half of fiscal 2006.

These decreases were partially offset by marketing expenses in the nine months ended November 30, 2005 related to our enVISION 2005 client conference held in May 2005.

Product Development. Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third-party contractors. The following table sets forth product development costs for the three and nine months ended November 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Gross product development costs	$7,355	$10,853	$24,434	$32,291
Percentage of total revenue	18.4%	24.1%	18.8%	21.8%
Less: Capitalized software development costs	832	2,596	2,457	7,140
Percentage of total revenue	2.1%	5.8%	1.9%	4.8%
Product development costs, as reported	$6,523	$8,257	$21,977	$25,151
Percentage of total revenue	16.3%	18.3%	16.9%	17.0%

Gross product development costs decreased $3.5 million, or 32%, to $7.4 million and decreased $7.9 million, or 24%, to $24.4 million during the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004, respectively. The decrease in gross product development costs for the three and nine months ended November 30, 2005 was due to:

•                  an overall change in the average number of product development employees to 253 and 232 for the three and nine months ended November 30, 2005 compared to 217 and 227 for the three and nine months ended November 30, 2004. The increase in the average number of product development employees for the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004 was a result of increased headcount at our Hyderabad, India product development facility;

•                  an overall decrease in the average number of product development contractors in the U.S. during the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004; and

•                  despite increased headcount, we have experienced lower personnel costs as we continue to migrate more product development efforts to our product development center in Hyderabad, India and take advantage of the lower wage resources located in that region.

General and Administrative. General and administrative expenses decreased $1.1 million, or 21%, to $4.2 million and $2.8 million, or 16%, to $14.5 million for the three and nine months ended November 30, 2005, respectively, compared to the three and nine months ended November 30, 2004. General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. The decrease for the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004 was the result of a decrease in the average number of general and administrative employees and decreased outside professional fees.

Amortization of Intangibles. Our past acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles was $1.7 million for the three months ended November 30, 2005 and 2004. We continue to monitor our performance and the useful lives of our intangible assets in view of declining revenue.

Impairment of Long-Lived Assets. During the nine months ended November 30, 2005, we performed an impairment test of our long-lived assets and concluded that, although we continue to sell the products acquired in the PartMiner CSD, Inc. asset acquisition, we do not believe that future operating cash flows will be sufficient to support the related asset balance. Therefore, we wrote-off the remaining asset balance which resulted in a net reduction in acquisition-related intangible assets of $3.7 million.

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

During the three months ended November 30, 2005, our Chief Financial Officer left the Company to take a position at another company. As a result, we performed a test for goodwill impairment. We determined that, based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) as of November 30, 2005, there was no impairment of goodwill.

Exit and Disposal Charges. During the three and nine months ended November 30, 2005, we continued to implement the FY05 Q2 Plans designed to further adjust our cost structure and resource allocation to increase efficiencies and reduce excess office space. For the nine months ended November 30, 2005, we involuntarily terminated 32 employees located in the U.S. and one located in Europe and recorded a charge for severance and related benefits of approximately $1.2 million. Additionally, we vacated additional space at our Headquarters located in Rockville, Maryland, signed sublease agreements for our previously vacated space located in San Carlos, California and Detroit, Michigan and entered into two lease amendments for our office space in Calabasas, California. Total charges related to lease obligations and terminations were approximately $1.7 million for the nine months ended November 30, 2005. Other impairment and miscellaneous charges were approximately $0.1 million.

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

The following table sets forth a summary of exit and disposal charges, net of adjustments, for the three and nine months ended November 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Lease obligations and terminations	$1,534	$578	$1,722	$1,118
Severance and related benefits	(364)	2,647	1,202	4,569
Impairment charges	89	(370)	89	562
Other	—	76	(25)	387
Total exit and disposal activities	$1,259	$2,931	$2,988	$6,636

The impact to reported basic and diluted loss per share as a result of the exit and disposal charges was $(0.02) and $(0.04) for the three and nine months ended November 30, 2005, respectively, compared to $(0.04) and $(0.08) for the three and nine months ended November 30, 2004, respectively.

In response to the challenges we faced in our ability to stabilize revenue and operating performance, we enacted a number of cost containment and cost reduction measures over the past four fiscal years to better align our cost structure with expected revenue. Specifically, we took the following actions:

1.               We reduced our workforce by 173, 79 and 343 employees through involuntary terminations under the exit and disposal plans approved during fiscal 2005, 2004 and 2003, respectively.

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

In the third quarter of fiscal 2005, we commenced operations at our product development facility in Hyderabad, India. In conjunction with the opening of this facility, we announced that we would be shifting a substantial portion of our development efforts to the new facility throughout calendar year 2005. As a result of the transition to our Hyderabad facility, we expect to realize additional cost savings of $2.0 million to $3.0 million per quarter of gross product development costs by the end of fiscal 2006 compared to our third quarter of fiscal 2005.

Primarily as a result of our exit and disposal activities and cost containment initiatives during the past three fiscal years, we have reduced “all other operating expenses” (as shown in the table under “Key Financial Metrics — Fiscal 2006”) to $39.7 million and $127.5 million for the three and nine months ended November 30, 2005, respectively, as compared to $48.4 million and $157.0 million for the three and nine months ended November 30, 2004, respectively. The cost savings associated with our exit and disposal and cost containment efforts will begin to be fully realized in the quarter following completion of the implementation of the exit and disposal plans. Details of our exit and disposal charges are included in Note 8 in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Substantially all of the cost savings from our exit and disposal activities and cost containment initiatives implemented in fiscal 2004 and fiscal 2005 were reflected in our operating results by the first quarter of fiscal 2005 and fiscal 2006, respectively. We expect to complete our cost containment initiatives related to the FY05 Q2 Plans by the end of fiscal year 2006 and fully realize the cost savings associated with these actions by the first quarter of fiscal 2007. The total exit and disposal charges reflected in the financial statements are based on management’s current estimates, which may change materially if actual lease-related expenditures or sublease income differ from current estimates.

Other Expense, Net. Other expense, net, includes interest income from cash equivalents, marketable securities and long-term investments, interest expense from borrowings, foreign currency exchange gains or losses and other gains or losses. Other expense, net decreased $0.4 million, or 23%, to $1.2 million and $1.2 million, or 21%, to $4.4 million for the three and nine months ended November

30, 2005, respectively, compared to the three and nine months ended November 30, 2004, respectively. The decrease in other expense, net for the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004 primarily relates to an increase in interest and other income by $0.5 and $1.4 million for the three and nine months ended November 30, 2005 compared to the three and nine months ended November 30, 2004, respectively.

(Benefit) Provision for Income Taxes. We recorded a benefit for income taxes of $0.2 million and $2.5 million for the three and nine months ended November 30, 2005, respectively, compared to a provision for income taxes of $0.2 million and $0.9 million for the three and nine months ended November 30, 2004, respectively. The benefit recorded for nine months ended November 30, 2005 included a $1.9 million refund for previously paid withholding taxes, $1.3 million related to the reversal of additional amounts accrued for certain withholding tax obligations for which we no longer deemed probable to be paid and approximately $0.7 million in current income tax expense related to certain of our foreign subsidiaries. We did not record a deferred income tax benefit for projected losses during the three and nine months ended November 30, 2005 because we believe it is more likely than not that any tax benefits will not be realized.

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

Liquidity and Capital Resources:

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. Our cash, cash equivalents, marketable securities and long-term investments in the aggregate decreased $9.4 million to $126.5 million and working capital increased $5.6 million to $111.1 million for the nine months ended November 30, 2005. For the nine months ended November 30, 2005, the decrease in cash, cash equivalents, marketable securities and long-term investments resulted from changes in working capital items plus:

•                  $5.4 million in expenditures for property, equipment and software, including $2.6 million of capitalized software;

•                  $8.1 million in payments for exit and disposal obligations;

•                  $3.6 million in net purchases of marketable securities; and

•                  $2.2 million in principal payments on long-term debt and capital leases;

Offset by:

•                  $0.4 million in cash proceeds from ESPP purchases.

Commitments.

As of November 30, 2005, our future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Three Months
	Ending	Fiscal Year Ended February 28 or 29,
	Feb. 28, 2006	2007	2008	2009	2010	Thereafter	Total
Capital lease obligations (1)	$606	$1,770	$803	$123	$—	$—	$3,302
Operating lease obligations not in exit and disposal activities	1,742	6,251	6,081	5,278	5,250	16,716	41,318
Operating lease obligations in exit and disposal activities	1,752	7,104	5,762	4,189	4,042	17,381	40,230
Equipment line of credit (1)	57	—	—	—	—	—	57
Convertible subordinated notes (1)	—	8,775	185,006	—	—	—	193,781
Total fixed commitments	$4,157	$23,900	$197,652	$9,590	$9,292	$34,097	$278,688

(1) Includes principal and interest payments

The lease commitments in the above table designated as “Operating lease obligations in exit and disposal activities” only include the non-cancelable portion of lease commitments included in past cost containment initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF 88-10 “Costs Associated with Lease Modification or Termination” and SFAS 146, we have reduced these lease commitments by estimated sublease income in determining the total exit and disposal-related lease obligations of $16.1 million recorded in the accompanying balance sheet as of November 30, 2005. Please refer to Note 8 in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We had $175.5 million in outstanding Notes as of November 30, 2005. The Notes bear interest at 5.0% per annum which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $163.0 million as of November 30, 2005 based on market quotes. The Notes mature in November 2007 and are convertible into approximately 4.0 million shares of our common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock, we subdivide, combine or reclassify our common stock, we issue rights to our common stockholders to purchase our common stock at less than market price, we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends), or we make certain repurchases of our common stock. Upon a change of control of our Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes in cash at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase. The Notes do not have any financial covenants. We may redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made upon at least 30 days notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes.

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

Credit Facility.

We had a one-year unsecured revolving credit facility with Silicon Valley Bank (“SVB”) for $15.0 million which expired on March 30, 2005. On April 8, 2005, we renewed the credit facility with SVB for $15.0 million and a two-year term, effective March 29, 2005 (the “Credit Facility”). Under the terms of the Credit Facility, we may request cash advances, letters of credit, or both. Borrowings under the Credit Facility accrue interest at the prime rate plus 0.5%. The Credit Facility requires us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) our ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. We were in compliance with all financial covenants as of November 30, 2005 and there were no cash draws outstanding. As of November 30, 2005, we had $9.9 million in letters of credit outstanding under the Credit Facility to secure our lease obligations for certain office space.

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

The Credit Facility includes a provision for supplemental equipment advances, under which we may borrow up to an additional $5.0 million for the purchase of equipment, office furniture and other capital expenditures. Amounts may be borrowed for such capital expenditures through December 31, 2005 and accrue interest at a fixed interest rate equal to 7.75% annually. Equipment advances will be repaid monthly over a 36-month-period, beginning in the month following the advance. As of November 30, 2005, there were no borrowings outstanding for equipment advances under the Credit Facility. The financial covenants for the supplemental equipment advances are the same as the financial covenants for the Credit Facility.

We had an additional credit agreement (the “Equipment Line”) with SVB, as amended, which expired March 31, 2003, under which we were permitted to borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the Equipment Line accrue interest at a rate equal to the greater of the three-year Treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. During fiscal 2003, we borrowed $2.9 million under the Equipment Line. The principal balance remaining as of November 30, 2005 was approximately $0.1 million. The financial covenants for the Equipment Line are the same as the financial covenants for the Credit Facility. We were in compliance with all financial covenants as of November 30, 2005.

Cash Flows.

Cash used in operations was $0.9 million and $13.4 million for the nine months ended November 30, 2005 and 2004, respectively. The increase in operating cash flows of $12.4 million in the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 resulted from a lower net loss for the three and nine months ended November 30, 2005, a decreased contribution from deferred revenue, a decrease in payments made for exit and disposal obligations, partially offset by cash flows related to other liabilities and a lower net accounts receivable contribution due to the timing of cash receipts from billings and lower software license and services revenue for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004.

Cash used in investing activities was $9.0 million and $11.7 million during the nine months ended November 30, 2005 and 2004, respectively. Investing activities consist of the sales and purchases of marketable securities and long-term investments, sales and purchases of property and equipment and purchases and capitalization of software. Total purchases of property, equipment and software, including capitalized software, were $5.4 million and $10.7 million during the nine months ended November 30, 2005 and 2004, respectively. During the nine months ended November 30, 2004, we sold fractional shares of a jet in the amount of $2.0 million. Purchases of long-term investments and marketable securities, net, were $3.6 million and $3.0 million during the nine months ended November 30, 2005 and 2004, respectively.

Cash used in financing activities was $1.9 million and $1.2 million during the nine months ended November 30, 2005 and 2004, respectively. Cash used in financing activities consisted of payments of long-term debt and capital lease obligations offset by proceeds from the exercise of stock options and employee stock purchase plan purchases.

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

Lease Arrangements.

We have entered into operating leases with unrelated third parties for our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are sometimes referred to as a form of off-balance sheet financing. Future minimum lease payments under our operating leases as of November 30, 2005 are detailed previously in “Liquidity and Capital Resources.” Under the terms of our New Credit Facility, we may request cash advances, letters of credit, or both. As of November 30, 2005, $9.9 million in letters of credit was outstanding under the Credit Facility to secure our lease obligations for certain office space.

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

We may incur additional debt in the future. While the terms of our credit facility impose certain limits on our ability to incur additional debt, we are permitted to incur additional debt subject to compliance with the terms and conditions set forth in the credit facility. The terms of the Notes set forth no limits on our ability to incur additional debt. If a significant amount of new debt is added to our current levels, the related risks described above could intensify.

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS, WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

We will be required to generate sufficient cash to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $8.8 million annually with $175.5 million of principal due in November 2007. As of November 30, 2005, the remaining principal and interest payments due under the Notes were $193.8 million. Our cash, cash equivalents, marketable securities and long-term investments totaled $126.5 million as of November 30, 2005. Assuming our cash, cash equivalents, marketable securities and long-term investments remain constant from our November 30, 2005 levels, we will have to generate a minimum of $67.3 million of net cash flow through any combination of normal operations of our Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Concerns about our ability to meet our debt service obligations could negatively affect our ability to attract and retain customers. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

WE MAY VIOLATE FINANCIAL COVENANTS UNDER OUR CREDIT FACILITY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND FINANCIAL CONDITION.

We have an unsecured credit facility with SVB with borrowing capacity of $15.0 million. Under the terms of the credit facility, which expires on March 29, 2007, we are also able to borrow up to an additional $5.0 million for the purchase of equipment or other capital expenditures through December 31, 2005. As of November 30, 2005, approximately $9.9 million of letters of credit were outstanding with SVB, and approximately $0.1 million was outstanding under a previous equipment financing credit line. The terms of the credit facility require us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) our ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. The credit facility requires us to maintain $50.0 million in funds with SVB Asset Management and its affiliates. If our future financial performance results in a violation of these financial covenants under our credit facility, or with our previous equipment financing credit line, we could be required to provide cash collateral for letters of credit or repay outstanding borrowings, which would have a material adverse effect on our liquidity and financial condition.

RISKS RELATED TO OUR BUSINESS

ADVERSE ECONOMIC AND POLITICAL CONDITIONS CONTRIBUTED TO THE DETERIORATION OF DEMAND IN THE MARKETS FOR OUR PRODUCTS AND SERVICES AND HAVE ADVERSELY AFFECTED AND COULD FURTHER ADVERSELY AFFECT OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

Our revenue and operating results depend on the overall demand for our enterprise application software and related services. Regional and global adverse changes in the economy and political upheaval and unrest contributed to a deterioration of the markets for our products and services in recent years. Recent improvements in economic conditions have not yet resulted in improvements in the markets for supply chain management software. These factors resulted in reductions, delays and postponements of customer purchases, which materially and adversely affected our financial performance during the last four fiscal years. Demand for our solutions designed to optimize pricing and revenue management, a component of our demand management solutions, was more severely affected than our other solutions for which there are more mature markets. If these adverse conditions continue or worsen, we would likely experience further reductions, delays, and postponements of customer purchases further adversely affecting our operating performance and financial condition.

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

WE BELIEVE OUR RECENT PERFORMANCE WAS ADVERSELY AFFECTED BY DIFFICULTIES IN SALES EXECUTION, CONCERNS ABOUT OUR FINANCIAL VIABILITY AND A HIGHLY COMPETITIVE ENVIRONMENT. IF WE CANNOT OVERCOME THESE DIFFICULTIES OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY AND ADVERSELY AFFECTED.

We incurred significant losses during the past four fiscal years. We believe our recent financial performance was adversely affected by difficulties in sales execution, concerns about our financial viability and a highly competitive environment.

Over the past eighteen months, we have made substantial changes in our Company, including reorganizing and downsizing our workforce, including our executive management team and our sales organization, narrowing our market focus, narrowing our product focus, our ongoing move of product development to India, increasing our focus on transportation and pricing optimization markets and increasing our focus on the Asia-Pacific region. Although we believe that these changes have enabled us to improve our financial performance and cash flows from operations in our most recent quarters, we have continued to report significant losses and experience declines in both software license revenue and total revenue.  If we do not successfully align our cost structure with our revenue without hindering our ability to grow revenue, or if we do not successfully overcome the recent internal factors that have hindered our performance, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

IF OUR STOCK PRICE DECREASES TO LEVELS SUCH THAT THE IMPLIED FAIR VALUE OF OUR COMPANY IS SIGNIFICANTLY LESS THAN STOCKHOLDERS’ EQUITY FOR A SUSTAINED PERIOD OF TIME, WE MAY BE REQUIRED TO RECORD ADDITIONAL SIGNIFICANT NON-CASH CHARGES ASSOCIATED WITH GOODWILL IMPAIRMENT.

On March 1, 2002, we adopted Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which changed the accounting for goodwill from an amortization method to an impairment-only method. As required by SFAS 142, we test goodwill for impairment on an annual basis coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce our implied fair value below our carrying value. We have recorded a non-cash goodwill impairment charge in the past as a result of adverse changes in our stock price. We performed our fiscal 2005 goodwill impairment review on February 28, 2005 and interim testing at May 31, 2005 and November 30, 2005 due to volatility in our stock price and the departure of our Chief Financial Officer, and determined that the implied fair value of the Company exceeded its carrying value. Accordingly, no goodwill impairment charge was recorded.

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

OUR FUTURE RESULTS COULD BE ADVERSELY AFFECTED BY VARIOUS SIGNIFICANT NON-CASH CHARGES, WHICH COULD IMPAIR OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have recorded significant non-cash charges in the past and will incur significant non-cash charges in the future related to the amortization of acquired technology and intangible assets from past acquisitions. We may also incur non-cash charges in future periods related to impairments of long-lived assets and future exchanges of Notes for shares of our common stock, if any. To achieve profitability, we must grow our revenue sufficiently to cover these charges. Our failure to achieve profitability could cause our stock price to decline.

IF OUR EXIT AND DISPOSAL PLANS AND OUR COST CONTAINMENT AND COST REDUCTION MEASURES FAIL TO ACHIEVE THE DESIRED RESULTS OR RESULT IN UNANTICIPATED NEGATIVE CONSEQUENCES, WE MAY SUFFER MATERIAL HARM TO OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

Since fiscal 2002, we have implemented a number of exit and disposal plans and cost containment and cost reduction measures and we continue to implement cost containment and cost reduction measures to align our cost structure with our revenue. These actions have included, among other things, reductions in workforce and consolidations of our operational facilities. We abandoned additional idle space in our Rockville, Maryland; Tokyo, Japan; San Carlos and Calabasas, California; and Bracknell, United Kingdom facilities and closed four offices in Europe and one in the Philippines during fiscal 2005 and the nine months ended November 30, 2005. Our cost containment and reduction measures are set forth in greater detail in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

As part of the consolidation of our facilities, we negotiate lease termination agreements and lease modifications, or both and subleases for certain of our facilities. We cannot predict when or if we will be successful in negotiating lease termination agreements or subleases on terms acceptable to us. Should we be unsuccessful in such negotiations or if the negotiated terms are less favorable than currently anticipated, we may be required to materially increase our exit and disposal related expenses in future periods. Further, if we consolidate additional facilities in the future, we may incur additional exit and disposal related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

There can be no assurance that we will not reduce or otherwise adjust our workforce again in the future or that related transition issues associated with such a reduction will not occur again. If we fail to achieve the desired results of our exit and disposal plans and our cost containment and cost reduction measures, we may suffer material harm to our operating performance and financial condition.

IF WE FAIL TO ATTRACT AND RETAIN A QUALIFIED WORKFORCE, OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED. FURTHER, OUR COST CONTAINMENT AND COST REDUCTION INITIATIVES MAY HINDER OR IMPAIR OUR ABILITY TO TAKE ADVANTAGE OF IMPROVEMENTS IN MARKET CONDITIONS.

We believe that our success depends on our ability to motivate, hire and retain highly skilled technical, managerial, sales, marketing and services personnel. Competition for skilled personnel can be intense, and there is no assurance that we will be successful in attracting, motivating and retaining the personnel we need to improve our financial performance and grow. As part of our cost containment and cost reduction initiatives, we have recently reduced our workforce and experienced voluntary attrition. During the three and nine months ended November 30, 2005, voluntary employee attrition continued. However, headcount increased to 766 at November 30, 2005 compared to 765 employees at August 31, 2005, primarily as a result of continued staffing at our product development center in Hyderabad, India.

Continuity of personnel is a very important factor in our success. We consider stock options, restricted stock and retention programs to be critically important in attracting and retaining employees. The recent decline in our stock trading price has decreased the value of stock options and restricted stock granted previously to our employees under our stock option plans. Despite our efforts to retain our employees, our existing employees may seek employment elsewhere. Failure to attract, motivate and retain highly skilled personnel could materially and adversely affect our business. Further, our cost containment and cost reduction initiatives may yield further unintended consequences, such as reduced employee morale, decreased productivity, difficulty attracting qualified personnel due to a perceived risk of future workforce reductions, and our inability to take advantage of improvements in market conditions.

WE HAVE EXPERIENCED SIGNIFICANT CHANGES IN SENIOR MANAGEMENT RECENTLY. THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER IF WE EXPERIENCE TOO MANY CHANGES IN KEY PERSONNEL IN TOO SHORT A PERIOD OF TIME.

We have recently undergone significant changes in our senior management. In July 2004, Gregory J. Owens resigned as our Chief Executive Officer and was replaced by Joseph L. Cowan as Chief Executive Officer. In August of 2004, our President, Jeremy P. Coote resigned and the position of President was eliminated. In April 2005, Mr. Owens resigned as Chairman of the Board. In addition, two other senior management personnel left the Company during our third quarter of fiscal 2005 and one, whose position was eliminated, left the Company at the end of our fourth quarter of fiscal 2005. Most recently, in October 2005, Raghavan Rajaji, our Executive Vice President and Chief Financial Officer, resigned to accept a position with another company. In September 2004, Jeffrey L. Kissling was hired as our Chief Technology Officer, and two other senior management personnel were promoted to new positions. During fiscal year 2005, we reorganized our sales and marketing organization, which resulted in further management changes within the organizational structure.

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

We continue to rely heavily on our direct sales force. In recent years, we reorganized our sales force in response to management changes and other internal considerations, most recently in August 2005. Since fiscal 2003, we have reduced our sales force as a result of the deterioration in our markets and restructuring of our operations. Decreasing software license revenue has resulted in reduced compensation earned by members of our sales force; it also has resulted, and may continue to result, in voluntary attrition of our sales force over time. In order to stabilize and then grow our revenue, we will have to field an effective sales force. Changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity. Further, we cannot assure you that we will be able to field a more productive sales force or successfully attract and retain qualified sales people at levels sufficient to support growth. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur. Such restructuring or associated transition issues can be disruptive and adversely impact our operating performance and financial condition.

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

Variations in the length of our sales cycles will cause our revenue to fluctuate widely from period to period. We base our operating expenses on anticipated revenue trends. Because a high percentage of our expenses are relatively fixed in the short-term and we typically recognize a substantial portion of our software license revenue in the last month of a quarter, any delay in the licensing of our products could cause significant variations in our revenue from quarter to quarter. These delays have occurred on a number of occasions in the past and have materially and adversely affected our financial performance.

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

•                  the evaluation and approval processes employed by the clients and prospects, which has become more complex and lengthy and now includes an assessment of our financial viability;

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

CHANGES IN THE SIZE OR NUMBER OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

The size and number of our software license transactions fluctuate. Fluctuations in the size and number of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our software and services. Losses of, or delays in concluding, larger software transactions (which typically are more complex, take longer to negotiate and are subject to more delays) have had and could continue to have a proportionately greater effect on our revenue and financial performance for a particular period. We have experienced declines in the number of software transactions of $1.0 million or greater since fiscal 2002. Specifically, we recognized 38 such software transactions in fiscal 2002, 19 such software transactions in fiscal 2003, 18 such software transactions in fiscal 2004, 7 such software transactions in fiscal 2005, 2 such software transactions for the quarter ended May 31, 2005, and none in each of the quarters ended August 31, 2005 and November 30, 2005. During the three months ended May 31, 2005, one transaction accounted for more than 10% of our consolidated revenue on a quarterly basis.  As a result of these changes in the size and number of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may fluctuate significantly in the future.

OUR SOFTWARE LICENSE REVENUE HAS BEEN DECLINING SINCE FISCAL 2003. LOWER SOFTWARE LICENSE REVENUE HAS RESULTED AND MAY CONTINUE TO RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

Our ability to maintain or increase services and support revenue depends on our ability to maintain or increase the amount of software we license to customers. Since fiscal 2003, we have experienced declines in services revenue primarily as a result of declining software license revenue in prior periods. Additional decreases of software license revenue or slowdowns in licensing may have a material adverse effect on our services and support revenue in future periods.

FURTHER DECLINES IN SOFTWARE LICENSE REVENUE, A REDUCTION IN THE RENEWAL RATE OF ANNUAL SUPPORT CONTRACTS, OR BOTH, COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

In multiple quarters during fiscal years 2003 through 2006, we experienced sequential quarterly declines in support revenue resulting from both the decline in software license revenue and clients not renewing or partially renewing existing support contracts. Our support revenue includes post-contract support and the rights to unspecified software upgrades and enhancements. Support contracts are generally renewable annually at the option of our customers. Although we have historically experienced high rates of renewed annual support contracts from our customers, if our software license revenue does not grow and if our customers fail to renew or to fully renew their support contracts at historical rates, our support revenue could materially decline.

OUR MARKETS ARE VERY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The markets for our solutions are very competitive. The intensity of competition in our markets has significantly increased in part as a result of the deterioration in our markets. We expect this intensity of competition to increase in the future.

In addition, many leading companies in the business of providing enterprise application software have been the subject of mergers and acquisitions during the last several years. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. The pace of consolidation has significantly increased over the last three quarters and may continue. If there is significant consolidation among enterprise application software companies, we may be at a competitive disadvantage as an independent best-of-breed enterprise application software vendor.

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

We directly compete with other enterprise application software vendors including: Aspen Technology, DemandTec, Global Logistics Technologies (recently acquired by Oracle), i2 Technologies, JDA Software, Logility, Manhattan Associates, Profit Logic (recently acquired by Oracle), PROS Revenue Management, Rapt, Retek (acquired by Oracle), Sabre, SAP and Teradata (a division of NCR). Certain enterprise resource planning (“ERP”) vendors, in addition to SAP, all of which are substantially larger than us, have acquired or developed demand-driven and supply chain management software companies, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle, SAP (which recently agreed to acquire Khimetrics) and SSA Global Technologies. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other resources than we do, as well as greater name recognition and larger installed bases of clients. Five of our competitors, Oracle, PeopleSoft, ProfitLogic, Global Logistics Technologies and Retek, have combined and other of our current and potential competitors may combine and may subsequently utilize enhanced financial and human resources to develop and sell more competitive demand-driven supply chain products. These larger enterprise application software vendors have increasingly raised concerns about our financial viability with our clients and prospects, which has contributed to delays in successfully closing software transactions. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

IF THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES FAILS TO KEEP PACE WITH OUR INDUSTRY’S RAPIDLY EVOLVING TECHNOLOGY, OUR ABILITY TO COMPETE IN OUR MARKETS AND OUR FUTURE RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and The Nasdaq Stock Market, continue to develop and issue regulations and requirements in response to market concerns and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING AND DISCLOSURE CONTROLS, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR PREVENT FRAUD. AS A RESULT, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED AND INVESTORS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

Effective internal controls are necessary to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our system of internal control over financial reporting and disclosure controls that need improvement. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our system of internal control over financial reporting or disclosure controls could have a material adverse effect on our business, results of operations and financial condition. Inadequate internal controls over financial reporting or disclosure controls could also cause investors to lose confidence in our reported financial information, which could cause our stock price to decline.

OUR CONTINUED SHIFT OF OUR PRODUCT DEVELOPMENT OPERATIONS TO INDIA POSES SIGNIFICANT RISKS.

Approximately one year ago, we opened our own product development facility in Hyderabad, India. We continue to move a substantial portion of our product development to India. In addition, we maintain relationships with third parties in India to which we outsource a portion of our product development effort. We are increasing the proportion of our product development work being performed at our facility in India in order to increase product development resources and to take advantage of cost efficiencies associated with India’s lower wage scale. We may not achieve the cost savings and other benefits we anticipate from this program. We may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. Further, we have a heightened risk exposure to changes in the economic, security and political conditions of India as we invest greater resources in our India facility. Economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

DEFECTS IN OUR SOFTWARE, THE IMPROPER SCOPING OF A PROJECT, OR PROBLEMS IN THE IMPLEMENTATION OF OUR SOFTWARE COULD LEAD TO CLAIMS FOR DAMAGES BY OUR CLIENTS, LOSS OF REVENUE OR DELAYS IN THE MARKET ACCEPTANCE OF OUR SOLUTIONS.

Our software is complex and must be implemented to perform within the often sophisticated and complex business processes of our clients, which can make it difficult to scope the initial project or detect errors in our software prior to implementation. We may not discover the existence of these problems until our customers install and use a given product or until the volume of services that a product provides increases. In addition, when our software is installed, the technical environment into which it is installed is frequently complex and typically contains a wide variety of systems and third-party software, with which our software must be integrated. This can make the process of implementation itself difficult and lengthy. As a result of these factors, some customers may have difficulty implementing our products successfully within anticipated timeframes or otherwise achieving the expected benefits. These problems may result in claims for damages suffered by our clients, a loss of, or delays in, the market acceptance of our solutions, client dissatisfaction and lost revenue and collection difficulties during the period required to correct these errors.

WE UTILIZE THIRD-PARTY SOFTWARE THAT WE INCORPORATE INTO AND INCLUDE WITH OUR PRODUCTS AND SOLUTIONS.  IMPAIRED RELATIONS WITH THESE THIRD PARTIES, DEFECTS IN THIRD-PARTY SOFTWARE OR THEIR INABILITY OR FAILURE TO ENHANCE THEIR SOFTWARE OVER TIME COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

We incorporate and include third-party software into and with our products and solutions. We continue to incorporate and include additional third-party software into and with our products and solutions. If our relations with any of these third parties are impaired, and if we are unable to obtain or develop a replacement for the software, our business could be harmed. The operation of our products would be impaired if errors occur in the third-party software that we utilize. It may be more difficult for us to correct any defects in third-party software because the software is not within our control. Accordingly, our business could be adversely affected in the event of any errors in this software. There can be no assurance that these third parties will continue to invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software.

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

OUR INABILITY TO DEVELOP AND SUSTAIN RELATIONSHIPS WITH VENDORS SUCH AS SOFTWARE COMPANIES, CONSULTING FIRMS, RESELLERS AND OTHERS TO MARKET AND IMPLEMENT OUR SOFTWARE PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

We are developing, maintaining and enhancing significant working relationships with complementary vendors, such as software companies, consulting firms, resellers and others that we believe can play important roles in marketing our products and solutions. We are currently investing, and intend to continue to invest, significant resources to develop and enhance these relationships, which could adversely affect our operating margins. We may be unable to develop relationships with organizations that will be able to market our products effectively. Our arrangements with these organizations are not exclusive and, in many cases, may be terminated by either party without cause. Many of the organizations with which we are developing or maintaining marketing relationships have commercial relationships with our competitors. There can be no assurance that any organization will continue its involvement with us and our products. The loss of relationships with such organizations could materially and adversely affect our operating performance and financial condition.

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

THE LIMITED ABILITY OF LEGAL PROTECTIONS TO SAFEGUARD OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY.

Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of confidentiality procedures and agreements, contractual provisions, patent, copyright, trademark and trade secret laws. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products or obtain and use information that we regard as proprietary. The shift of an increasing amount of our product development work to India may increase this risk. Policing unauthorized use of our products is difficult, particularly in certain foreign countries, including, among others, India and The People’s Republic of China. We are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technology similar to ours.

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

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

We currently conduct international operations primarily in Europe and the Asia-Pacific region. We also have operations in Brazil, Canada and Mexico. More recently, we opened a product development center in India, where we also have relationships with third parties to outsource a portion of our product development and implementation services effort. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. These operations require significant management attention and financial resources and additionally subject us to risks inherent in doing business internationally, such as:

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

For the three and nine months ended November 30, 2005, 37% of our total revenue was derived from outside the U.S. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenue and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and costs and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

WE MAY BE SUBJECT TO FUTURE LIABILITY CLAIMS, AND THE REPUTATIONS OF OUR COMPANY AND PRODUCTS MAY SUFFER.

Many of our implementations involve projects that are critical to the business operations of our clients and provide benefits to the client which may be difficult to quantify. Any failure in a client’s system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. We have entered into and plan to continue to enter into agreements with software vendors, consulting firms, resellers and others whereby they market and implement our solutions. If these vendors fail to meet their clients’ expectations or cause failures in their clients’ systems, our reputation and that of our products could be materially and adversely affected even if our software products perform in accordance with their functional specifications.

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

We currently account for stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and, accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 16, 2004, the FASB published FASB Statement No. 123 (R)”Share-Based Payment” (“FAS 123(R)”), which was to be effective for public companies in periods beginning after June 15, 2005. On April 14, 2005, The Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for FAS 123(R). The new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year instead of their next reporting period beginning after June 15, 2005. We will be required to implement FAS 123(R) beginning in the first quarter of fiscal 2007. Our earnings in fiscal 2007 could be significantly reduced as a result of changing our accounting policy in accordance with FAS 123(R). As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees or attract qualified candidates, and increase the need to extend additional cash compensation we pay to employees. Such a change could have a material effect on our operating performance.

In 2003, our Board of Directors and shareholders approved an amendment to our 1998 stock option plan to allow for the issuance of restricted shares of our common stock to its employees. The Company recorded $0.3 million and $1.2 million in compensation expense related to restricted shares outstanding during the three and nine months ended November 30, 2005, respectively.

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

OUR CHARTER, BYLAWS AND SHAREHOLDER RIGHTS PLAN, DELAWARE LAW AND THE INDENTURE FOR THE NOTES CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO SHAREHOLDERS. IN ADDITION, CERTAIN OF OUR CURRENT OFFICERS, DIRECTORS, AND AN ENTITY AFFILIATED WITH A DIRECTOR TOGETHER MAY BE ABLE TO EXERCISE SUBSTANTIAL INFLUENCE OVER MATTERS REQUIRING SHAREHOLDER APPROVAL.

Our charter and our bylaws, in conjunction with Delaware law, contain provisions that could make it more difficult for a third party to obtain control of our Company even if doing so would be beneficial to shareholders. For example, our bylaws provide for a classified board of directors and allow our board of directors to expand its size and fill any vacancies without shareholder approval. Furthermore, our board has the authority to issue preferred stock and to designate the voting rights, dividend rate and privileges of the preferred stock, all of which may be greater than the rights of common shareholders. Additionally, upon a change of control of our Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. This could make it more difficult for a third party to obtain control of us even if doing so would be beneficial to shareholders.

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

In addition, our current officers, directors, and Warburg Pincus Private Equity VIII, L.P. (“WP VIII”) an entity affiliated with William H. Janeway, one of our directors, together beneficially owned approximately 28.8% of the outstanding shares of our common stock at December 31, 2005. While these shareholders do not hold a majority of our outstanding common stock, if they were to vote together, they may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This factor may prevent or discourage tender offers for our common stock.

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Our current officers, directors, and WP VIII, together beneficially owned approximately 28.8% of the outstanding shares of our common stock at December 31, 2005. Sales of substantial amounts of our common stock in the public market by these shareholders, or the perception that such sales may occur, could cause the market price of our common stock to decline.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in stockholders’ equity. Revenue outside of the U.S. as a percentage of total revenue was 37% for the three and nine months ended November 30, 2005, respectively as compared to 36% and 34% for the three and nine months ended November 30, 2004, respectively. We derive revenue from subsidiaries located outside the U.S., including Australia, Brazil, Canada, The People’s Republic of China, France, Germany, Hong Kong, Japan, Malaysia, Mexico, Singapore, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our Condensed Consolidated Financial Statements. None of the components of our Statement of Operations were materially affected by exchange rate fluctuations during the three and nine months ended November 30, 2005 and 2004. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

Interest Rate Risk. Our long-term investments, marketable securities and certain cash equivalents are subject to interest rate risk. These securities, like all fixed income instruments, are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. We manage this risk by maintaining an overall investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. All securities in our long-term investment portfolio mature in two years or less. Instruments in our entire portfolio include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. As of November 30, 2005 and February 28, 2005, the fair market value of our long-term investments and marketable securities held was $59.3 million and $55.5 million, respectively.

We also hold cash balances in accounts with commercial banks in the U.S. and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank. Generally, operating cash balances held at banks outside of the U.S. are denominated in the local currency.

The U.S. Federal Reserve Board influences the general market rates of interest. The discount rate was 3.0% as of May 3, 2005. On June 30, 2005, the discount rate was raised 25 basis points to 3.25% and on August 9, 2005, the discount rate was raised again by 25 basis points to 3.50% as a continuation of the Federal Reserve’s accommodative stance believing that with underlying inflation expected to be contained, policy accommodation can be removed at a pace that is likely to be measured. On September 20, 2005, the discount rate was raised by 25 basis points to 3.75%. On November 1, 2005, the discount rate was raised by 25 basis points and again raised by another 25 basis points on December 13, 2005 to 4.25% to reinforce the Federal Reserve’s stance toward a tighter credit policy.

The weighted average yield on interest-bearing investments held as of November 30, 2005 and 2004 was approximately 3.2% and 1.6%, respectively. Based on our investment holdings at November 30, 2005, a 100 basis point decline in the average yield would reduce our annual interest income by $1.0 million.

Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, long-term investments and trade accounts receivable. We have policies that limit investments in investment grade securities and the amount of credit exposure to any one issuer. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We do not require collateral or other security to support client receivables since most of our customers are large, well-established companies. Our credit risk is also mitigated because our customer base is diversified both by geography and industry, and no single customer has accounted for more than 10% of our consolidated revenue on an annual basis, although we have had customers which accounted for more than 10% of our consolidated revenue on a quarterly basis, including one during the three months ended May 31, 2005. We generally do not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our Principal Executive Officer and acting Principal Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  OTHER INFORMATION

The company previously disclosed the material terms of its Supplemental Retention Program in a current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2005. During the period covered by this Quarterly Report on Form 10-Q, the Company entered into restricted stock bonus agreements and stock option grant agreements with certain employees and executive officers pursuant to the Supplemental Retention Program, forms of which are filed as Exhibits 10.1 and 10.2 to this quarterly report. On December 8, 2005, Timothy T. Smith, Senior Vice President and General Counsel, and Kelly Davis-Stoudt, Vice President, Controller and Chief Accounting Officer, entered into Supplemental Retention Program award agreements with the Company, a form of which is filed as Exhibit 10.3 to this quarterly report.

Item 6.  EXHIBITS

3.1		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (effective August 9, 2001)

3.2	(A)	Third Amended and Restated Bylaws of the Company

4.0	(B)	Certificate of Designations of Series A Junior Participating Preferred Stock

10.1		Form of Restricted Stock Bonus Agreement for the Supplemental Retention Program

10.2		Form of Stock Option Grant Agreement for the Supplemental Retention Program

10.3		Form of Award Agreement for the Supplemental Retention Program

10.4		Settlement Agreement between Manugistics France and Jean-Claude Walravens

10.5		Termination Agreement between Manugistics Benelux, S.A. and Jean-Claude Walravens

31.1		Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to Exhibit 4.0 to the Company’s quarterly report on Form 10-Q filed with the SEC on October 12, 2004.

(B)	Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANUGISTICS GROUP, INC.
(Registrant)

Date:	January 9, 2006

/s/ Joseph L. Cowan
Joseph L. Cowan
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Kelly Davis-Stoudt
Kelly Davis-Stoudt
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)