Form 10-K
period 2006-02-28
MANUGISTICS GROUP INC
filed 2006-05-15
CIK 908440

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

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

Common Stock, $.002 par value per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of August 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $124.7 million based on the closing price reported on the Nasdaq National Market. As of April 30, 2006, the number of shares outstanding of the Registrant’s common stock was approximately 84.1 million, based on information provided by the Registrant’s transfer agent.

PART I

Item 1.   BUSINESS.

The disclosures set forth in this Annual Report on Form 10-K are qualified by the sections captioned “Risk Factors” in Item 1A of this Annual Report on Form 10-K and “Forward-Looking Statements” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, and other cautionary statements set forth elsewhere in this Annual Report on Form 10-K.

Overview:

We are a leading global provider of supply chain management and demand and revenue management software products and services. We combine these products and services to deliver solutions that address specific business needs of our clients. Our approach to client delivery is to advise clients on how best to use our solutions and other technologies across their entire demand and supply chains and in their revenue management practices to enable informed, responsive, rapid, and cost and price effective decision-making throughout their own enterprise and across their extended trading network by creating a fully synchronized supply chain.

We offer the following solution sets:

•       Demand Management and Pricing;

•       Supply Management;

•       Transportation and Logistics;

•       Collaboration and Visibility;

•       Contract Materials Resource Planning (MRP) &  Maintenance, Repair and Overhaul (MRO);

•       Performance Management; and

•       Revenue Management.

These solutions include the products described under “Solutions” below.

Our solutions are designed to increase revenue and profits for our clients by enabling them to improve customer service, reduce stock-outs, lower costs, source more efficiently, reduce inventory, optimize price, collaborate with suppliers and customers, coordinate supply and demand, manage transportation and logistics operations and improve revenue management practices. A key element of our market strategy is to offer implementation, consulting, training and support services to our clients and prospects as an integral part of our solutions.

Our solutions are built and reliant on our internal WebWORKS™ platform. WebWORKS™ is based on the Java 2™ Platform and J2EE™ industry standards.

We have organized our sales and marketing operations under four primary strategic business units (“SBUs”): Retail, Consumer Goods (CG), Government, Aerospace & Defense and Revenue Management (Travel, Transportation & Hospitality). We believe this operational structure allows us to use our capabilities and resources more effectively and realize opportunities in our markets.

We market our solutions to companies primarily throughout North, South and Central America, Europe and the Asia-Pacific region. Among others, our clients include many of the world’s leading Consumer Goods, Retail and Travel, Transportation & Hospitality organizations, and the U.S. Government, including Limited Brands, Coca Cola Bottling Co., Kraft Foods, Caesars Entertainment,

Great North Eastern Railway, DHL and the Defense Logistics Agency (DLA). No individual client accounted for more than 10% of annual revenue for the three years ended February 28, 2006.

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

A summary of our acquisitions over the past five fiscal years, all of which have been asset acquisitions, is as follows:

Company	Date	Description
Digital Freight Exchange, Inc. (DFE)	May 2002	Collaborative transportation logistics services
Western Data Systems of Nevada, Inc. (WDS)	April 2002	Maintenance, repair and overhaul and make-to-order software
SpaceWorks Inc. (acquired technology only)	July 2001	Order management software
PartMiner CSD, Inc.	May 2001	Product design and sourcing software
One Release, LLC	May 2001	Software development services

Merger Agreement and Voting Agreements:

On April 24, 2006, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with JDA Software Group, Inc., a Delaware corporation (“JDA”), and Stanley Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of JDA (the “Merger Sub”). Under the Merger Agreement, the Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing after the Merger as a wholly-owned subsidiary of JDA. At the effective time of the Merger, each issued and outstanding share of the Company’s Common Stock, par value $0.002 per share (the “Company Common Stock”), will be converted into the right to receive $2.50 in cash.

The Merger Agreement has been approved by the Board of Directors (the “Board”) of the Company. The Board has received an opinion from Lehman Brothers, Inc. that the consideration to be offered to the Company’s stockholders in the Merger is fair from a financial point of view to such stockholders. The transactions contemplated by the Merger Agreement are subject to approval by the holders of a majority of the issued and outstanding shares of Company Common Stock. The transactions contemplated by the Merger Agreement also are subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other closing conditions. The Merger Agreement provides for a termination fee of up to $9.75 million, which is payable by the Company under certain circumstances.

The Merger Agreement contains representations and warranties made by us to JDA and the Merger Sub and representations and warranties made by JDA and the Merger Sub to us. The statements embodied in those representations and warranties were made solely for purposes of the Merger Agreement between JDA and the Merger Sub, on the one hand, and us, on the other hand. Moreover, some of those representations and warranties were made as of a specified date or may have been used for the purpose of allocating risk between the parties to the Merger Agreement.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 25, 2006 and is incorporated herein by reference.

In connection with the execution of the Merger Agreement, the Company and certain stockholders, officers and directors of the Company entered into voting agreements (the “Voting Agreements”) with JDA dated April 24, 2006, whereby such stockholders will vote (or cause to be voted) in person or by proxy all shares of Company Common Stock held by them (i) in favor of the adoption of the Merger Agreement and approval of the transactions contemplated thereby, (ii) against any proposal made in opposition to or competition with the consummation of the Merger and the Merger Agreement, (iii) against any proposal that would reasonably lead to or result in the conditions of JDA’s or Merger Sub’s obligations under the Merger Agreement not being fulfilled, (iv) against any takeover proposal from any party other than JDA or an affiliate of JDA, and (v) against the election of a group of individuals to replace a majority or more of the individuals presently on the Company’s Board. The stockholders that signed the Voting Agreements beneficially own approximately 24% of our outstanding shares of common stock as of April 24, 2006 and include certain of our officers and directors and entities affiliated with them. If the Merger Agreement is terminated for any reason, the Voting Agreements will also terminate. The foregoing description of the Voting Agreements is not complete and is qualified in its entirety by reference to the form of Voting Agreement, which is filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 25, 2006 and is incorporated herein by reference.

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

Effective demand and supply chain management solutions allow companies to share information throughout their own organizations and extended trading networks and to monitor, measure and improve their business processes over time. They also enable informed, responsive and rapid decision-making that is cost and price effective.

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

FOCUS ON KEY MARKETS—We have organized our sales and marketing operations under four strategic business units: Retail, Consumer Goods (CG), Government, Aerospace & Defense and Revenue Management (Travel, Transportation & Hospitality). We believe our operational structure allows us to efficiently use our capabilities and resources to realize opportunities in our markets.

FOCUS AND DIFFERENTIATE OUR SOLUTIONS—We have narrowed the scope of our solution offerings to our core products and will continue to enhance the capabilities of these solutions through additional industry and client-specific functionality, to help our clients solve a broader range of evolving business challenges and to improve operational and business processes within and among companies. We believe there is an increasing market for solutions that integrate supply chain management with demand and revenue management solutions, and that our ability to provide these integrated solutions differentiates us from our competitors. We also intend to make our solutions easier to implement and integrate.

PROVIDE ADVANCED TECHNOLOGICAL INNOVATION—We have extensive experience and domain expertise and have committed substantial resources for research and development, which we use to develop advanced technological software solutions to offer our clients and prospects. We opened our own development center in Hyderabad, India during the fourth quarter of fiscal 2005 to expand our product development capabilities and take advantage of lower personnel costs. Our development center has worked closely with our core product development group at our headquarters in Rockville, MD. See “Product Development.”

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

Supply Management—Our Supply Management solutions are designed to create an optimal supply network and set sourcing policies to generate synchronized inventory, distribution, production and material plans for our clients and their supply chain partners. Our clients use our Supply Management solutions to manage, optimize and synchronize the many facets of their supply chains—from collaboration with trading partners on production plans, purchasing, logistics and fill rates to alignment and execution of a sales and operations planning process to meet corporate objectives—and to meet customer demand while reducing inventory and cost. Supply Management solutions include: NetWORKS Fulfillment™, NetWORKS Strategy™, NetWORKS Supply™, NetWORKS Master Planning™, NetWORKS Order Promising™, NetWORKS Sequencing™ and NetWORKS Inventory Policy Optimization™.

Transportation and Logistics Management—Our Transportation and Logistics Management solutions are designed to help global and other shippers, consignees, carriers, trading partners and logistics service providers effectively manage the complexities of transportation and logistics, including multiple modes of transport such as by air, rail, sea and road. Our capabilities cover the entire spectrum of the logistics process—from strategic logistics sourcing, planning and optimization, execution and shipment tracking, capacity management to payment and performance analysis. Fleet management capabilities include finding the optimal use of a client’s fleet based upon or measured against shipment requirements and constraints such as locations, carriers, rates, capacities and hours of operation and generating detailed work plans that help manage the fleet. Transportation and Logistics solutions include: NetWORKS Transport™, NetWORKS Delivery Management™, NetWORKS Routing™, NetWORKS Carrier™, NetWORKS Freight Payment™, NetWORKS Fleet Capacity Planner™, NetWORKS RFQ™, offered in two options - a product or service, and NetWORKS RFQ Optimizer™, which is a service.

Collaboration and Visibility—Our Collaboration solutions are designed to enable collaboration among trading partners by allowing them to view and make decisions using the same information. These solutions are intended to help clients facilitate processes such as collaborative planning, forecasting and replenishment and collaborative supply planning across extended trading networks. Our Visibility solutions provide event-based views into critical supply chain information such as inventory balances and order and shipment status, within the trading network. Multiple trading partners are able to simultaneously review past performance and current data on sales forecasts, booked orders, direct materials procurement, manufacturing plans and distribution and shipping capacity in order to make and execute decisions on what to produce and when and how to deliver finished goods, to best meet the client’s business objectives. Our Collaboration and Visibility solutions include: NetWORKS Collaborate™, NetWORKS Market Manager™, NetWORKS Monitor™, NetWORKS Carrier™ and NetWORKS Delivery Management™.

Contract Materials Resource Planning (MRP) &  Maintenance, Repair and Overhaul (MRO)—Our Contract MRP solutions provide comprehensive enterprise resource planning (ERP) capabilities for Aerospace & Defense and other complex enterprises engaged in contract-oriented, order-centric manufacturing and re-manufacturing. Our Contract MRO solutions are designed to provide comprehensive support, from asset receipt to delivery back into service, for heavy maintenance, repair, overhaul, upgrade or modification services for complex equipment such as aircraft, engines, vehicles or ships, related sub-systems and components. These solutions include service and parts management capabilities that help companies optimize and manage their service and parts operations by effectively planning and scheduling maintenance programs, parts, materials, tools, manpower and repair facilities to provide efficiently the high levels of customer service on a cost effective basis. Our Contract MRP and MRO solutions reduce overhead and enhance cash flow and productivity through advanced cost collection and earned-value management processes. Contract MRP and MRO solutions include: NetWORKS

Make-to-Order™, NetWORKS Component Management™, NetWORKS Maintenance, Repair and Overhaul™  and NetWORKS Procurement™.

Performance Management—Our Performance Management solutions provide clients with a means to measure and predict their supply chain performance. Our solutions are designed to enable the definition and monitoring of key performance indicators (KPIs), such as forecast accuracy, customer service levels, inventory turns and adherence to the financial plan. Performance Management solutions include: NetWORKS Reporting™, NetWORKS Analytics™ and NetWORKS Monitor™.

Revenue Management—Our Revenue Management solutions for the travel, transportation, hospitality and media industries are designed to help companies meet the unique challenges of industries where products and services are perishable and optimizing capacity utilization is critical. Passenger travel companies, cargo carriers, hotel and resort companies, media networks, broadcast groups and cable companies use our solutions to more accurately forecast future demand, optimally allocate capacity, maximize revenue and increase profits and customer satisfaction. Our Revenue Management solutions include: NetWORKS Airline Revenue Optimizer™, NetWORKS Cargo Revenue Optimizer™, NetWORKS Hotel Revenue Optimizer™ and NetWORKS Rental Car Optimizer™.

Manugistics’ Supply Chain Technology Platform

Manugistics’ Solutions are modular and support phased implementations. Our solutions are used to design, optimize and synchronize a company’s extended demand and supply chain processes and improve revenue management practices. The architecture is based on an industry standard - Java 2 platform, Enterprise Edition (J2EE), which defines the programming model and architecture for implementing web services that allow organizations to communicate data without intimate knowledge of each other’s information technology systems. These open standards of J2EE help facilitate application development, application-to-application integration, portal connectivity, and business process management. Built on an architecture that provides rapid implementation and interoperability with other information technology assets, our solutions are designed to deliver industry-specific functionality and provide low total cost of ownership as well as the flexibility and scalability needed to adapt effectively to future business and technology shifts.

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

To date, our solutions, including solution documentation, have been developed by our internal staff and third-party contractors and have been supplemented by acquisitions and complementary business relationships.

In developing new solutions, products or enhancements, we work closely with current and prospective clients, as well as with other industry leaders, to make sure that our products and solutions address the needs of the markets we serve. We believe that this collaboration will lead to improved software and will result in superior products that are likely to be in greater demand in the market. We maintain committees of users, developers and marketers of our products, who, among other things, define and rank issues associated with products and discuss priorities and directions for their enhancement.

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

As of February 28, 2006, our product development resources included 270 employees, 174 of which were located in India and 26 third-party contractors. Gross product development costs were $31.0 million, $42.0 million and $46.1 million in fiscal 2006, 2005 and 2004, respectively.

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

Our implementation services are priced and sold separately from our software products and are provided primarily on a time and materials basis. Our consulting services group consisted of 219 employees as of February 28, 2006.

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

Our application hosting service offers clients the option of letting Manugistics administer and run the client’s solutions at our data center helping clients to move quickly to realize the benefits of our products by reducing internal resource requirements such as costs of hardware, infrastructure, security, training and technology and by operating in proven technical environments. As of February 28, 2006, our client support and application hosting service group consisted of 56 employees.

Sales and Marketing:

Our sales operation for North, South and Central America is headquartered at our office in Rockville, Maryland and includes field offices in Atlanta, GA; Calabasas, CA; Chicago, IL and Sao Paulo, Brazil. Our direct sales organization focuses on licensing supply chain and demand and revenue management solutions to large, multi-national enterprises, as well as to mid-sized enterprises with a variety of demand and supply chain, revenue management and extended trading network issues. We operate in Canada, Mexico and South America through subsidiaries established in those countries.

We license our solutions in regions outside of the Americas primarily through foreign subsidiaries. Our British and French  subsidiaries, located in Bracknell, United Kingdom and Paris, France, respectively, provide direct sales, services and support primarily to clients located in continental Europe and the United Kingdom. We have established subsidiaries and maintain offices in Tokyo, Japan; Singapore; Shanghai and Hong Kong, The People’s Republic of China; Kuala Lumpur, Malaysia; Sydney, Australia and Hyderabad, India. We also maintain an office in Taipei, Taiwan. We adapt our solutions for use in certain international markets by addressing different languages, different standards of weights and measures and other operational considerations. In fiscal 2006, approximately 35.5% of our total revenue came from sales made to clients outside the U.S. Details of our geographic revenue are in Note 15—“Segment Information” in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We also use indirect sales channels to market our software in certain markets. See “Alliances.” Using these channels, we seek to increase the market penetration of our software. These relationships enhance our sales resources in target markets and expand our expertise in bringing our solutions to prospects and clients.

We support our sales activities by conducting a variety of marketing programs. We maintain client steering committees to involve our clients in the ongoing development of our solutions. We also participate in industry conferences such as those organized by the American Production and Inventory Control Specialists (APICS) organization, Voluntary Interindustry Commerce Solutions Association (VICS), the National Retail Federation’s Annual Show, Retail Systems, Logicon, Association of the United States Army(AUSA) and in numerous pricing and revenue optimization conferences, such as Hospitality Financial and Technology Professionals Conference called HITEC (HITEC) and PPS (Professional Pricing Society). In addition, we participate in solution demonstration seminars and client conferences hosted by complementary software vendors. We also conduct Manugistics brand awareness and lead-generation programs including advertising, direct mail, public relations, seminars, telemarketing and ongoing client communication programs.

As of February 28, 2006, we had 111 employees engaged in sales and marketing activities.

Alliances:

Our alliance program is based on improving and increasing the value we deliver to our clients and prospects. We ally ourselves with leading companies that provide technologies, products and/or services that complement our solutions.

We work with leading systems integrators and business strategy and management consulting firms that provide a wide range of consulting expertise such as implementation of software solutions, process and change management and strategic business services. We maintain close relationships with major consulting firms worldwide to extend our delivery and solution capability for our clients. We have also developed strategic alliances pursuant to written agreements with consulting and systems integration partners such as IBM, Accenture, Cap Gemini Ernst & Young, Thales, AT Kearney, Bearing Point, Unisys and other leading consulting firms to provide implementation and business process assistance to our clients. We augmented this with several geographic and regional alliances and cooperate with other professional services firms on a client-by-client basis.

We have relationships pursuant to written agreements with the following software and technology providers: BEA; Business Objects; Cognos; DataDirect; IBM; ILOG; Kewill; MapInfo; Oracle; Quovadx; Rainmaker; TIBCO Software; Vignette; and Workplace plc.

Manugistics has entered into Reseller/Agent agreements with the right to resell specific Manugistics products with various companies located or doing business in North America, Asia, Europe and South America.

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

Clients:

Various combinations of our supply chain and demand and revenue management software have been licensed by organizations worldwide in such industries as: retail; consumer goods (including life sciences); Government, Aerospace & Defense; and Travel, Transportation & Hospitality. We include below a sample of companies that have either licensed software products from us or our distributors, or purchased support, consulting, or other services or actively used our software during fiscal 2006. See “Sales and Marketing.”

Retail

Ahold USA, Canadian Tire Corp, Ltd., Circuit City, Circle K, CompUSA, CVS Pharmacy, DSG Retail Group (Dixon’s), Dollar General, Federated Department Stores, Gordon Food Service, H-E-B Grocery Company LP, IKEA, Kohl’s Department Stores, Limited Brands, Lowe’s Corporation, McDonalds Europe, OfficeMax, RadioShack Corporation, Ross Stores, Safeway, Sears Holding plc, Roebuck & Co., Schwan’s Shared Services, Staples, Inc., Starbucks, Target Corporation, The Great Atlantic & Pacific Tea Co., TJX Companies, Inc., Toys “R” Us, Wickes Building Supplies, Walmart.com and Winn-Dixie Stores.

Consumer Goods

Airgas, Inc., Avon, BIC, Black & Decker, Campbell Soup Company, Church & Dwight, Coca-Cola Bottling Co., Cott Beverage, Coty Inc., Deere & Co., Diageo, Elemica, Fosters Group, Frito-Lay Trading Company GmbH, Georgia-Pacific, Harley-Davidson, Inc., H.J. Heinz Company, The Hershey Company, Kraft Foods, Inc., Merial, McCormick & Company, Inc., Nestle, Ocean Spray Cranberries, Inc., O2, Pfizer, Perdue Farms Inc., Pepsico, Remy Cointreau, Rohm & Haas, Smith & Nephew Orthopaedics, The Scott’s Company, Tyson Foods Inc., Unilever and Yves Saint Laurent Parfums.

Government, Aerospace & Defense

BAE Systems, Boeing Co., General Services Administration, Defense Logistics Agency and L-3 Communications.

Revenue Management (Travel, Transportation & Hospitality)

British Airways, Canadian Pacific Logistics Solutions, Continental Airlines Cargo, DHL Aviation, Eurostar Railway, Great North Eastern Railway (GNER), Harrah’s-Caesars Entertainment, Inc., Marriott International, Midland Mainline, Omni Hotels, Princess Cruise Lines and TUI UK.

Competition:

The markets for our solutions are very competitive. Other application software vendors offer products that compete directly with some of our products. These include, but are not limited to, such vendors as, Aspen Technology, DemandTec, Global Logistics Technologies (acquired by Oracle), i2 Technologies, JDA Software (recently agreed to acquire us, See “Merger Agreement and Voting Agreements”), Khimetrics (acquired by SAP), Logility, Manhattan Associates, ProfitLogic (acquired by Oracle), PROS Revenue Management, Rapt, Retek (acquired by Oracle), Sabre, SAP and Teradata (a division of NCR). Certain enterprise resource planning vendors, in addition to SAP, have acquired or developed demand and supply chain management software, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle (which recently acquired Global Logistics Technologies, PeopleSoft, Profitlogic and Retek), and SSA Global Technologies.

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

•       price.

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

Software License, Support and Implementation Service Agreements and Pricing:

Software revenue consists principally of fees generated from licensing our software products. In consideration of the payment of license fees, we generally grant nonexclusive, nontransferable, perpetual licenses, which are primarily business unit, user-specific and geographically restricted. Software license fee arrangements vary depending upon the type of software product(s) being licensed and the customer’s computer environment. Software license fees are based primarily on which products are licensed, the size and complexity of the customer problem being addressed, the size of the client’s business and the number of users and locations. The amount of software license fees may reach millions of dollars for initiatives that are large in scope and complexity.

Clients may obtain solution support for an annual fee. Our clients may select from three levels of support to accommodate their needs: Standard, Premium and Signature. Support fees are calculated on an escalated scale, based on the level of service chosen and the size of the related software license fees.

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

Manugistics owns five issued U.S. patents and numerous pending patent applications (including a number of allowed claims) in both the U.S. and in various foreign countries or regions. The latest of these issued U.S. patents will endure until 2019 - with the earliest enduring until 2016. Any patent issued may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not challenged, may not be issued with the scope of claims we seek, if at all.

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

We also rely, in part, on technology that we license from third parties, including software that is integrated with internally developed software and used in our software products to perform key functions. For example, we license reporting software from Cognos, Inc., application integration software from Business Objects, application integration software from Vignette, Inc. and an application platform suite of software from BEA Systems, Inc., on terms we believe to be commercially reasonable. We also license software for non-key functions from one or more technology vendors that we embed and ship with our software on terms we believe to be commercially reasonable. Typically, these licenses are worldwide, non-exclusive and royalty-based. The license agreements typically have terms of two to five years, and automatically renew for one-year terms unless terminated in accordance with their terms. If we are unable to continue to license certain of this software on commercially reasonable terms, including the reporting software from Cognos and the application platform suite from BEA Systems, we may face delays in releases of certain of our software solutions until equivalent technology can be identified, licensed or developed, and integrated into our current product. These delays, if they occur, may seriously harm our business. The royalties paid under these licenses were, in aggregate, less than 5 % of our total revenue in each of our 2006, 2005 and 2004 fiscal years.

Employees:

As of February 28, 2006, we had 761 full-time regular employees and 114 full-time and part-time third-party contractors. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are generally good.

Available Information:

Our fiscal year ends on February 28th or 29th. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission.

You may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

We file our reports with the Securities and Exchange Commission electronically via the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”). The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Securities and Exchange Commission via EDGAR. The address of this Internet site is http://www.sec.gov. We also make available free of charge through our website at www.manugistics.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A.   RISK FACTORS.

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

RISKS RELATED TO THE MERGER

IF OUR PROPOSED MERGER WITH JDA SOFTWARE GROUP, INC. IS NOT CONSUMMATED, OUR STOCK PRICE, BUSINESS AND OPERATIONS COULD BE HARMED.

On April 24, 2006, we entered into a definitive Agreement and Plan of Merger with JDA and the Merger Sub. Under the Merger Agreement, the Merger Sub will be merged with and into the Company, with the Company continuing after the Merger as a wholly-owned subsidiary of JDA. At the effective time of the Merger, each issued and outstanding share of Company Common Stock will be converted into the right to receive $2.50 in cash.

The obligations of the Company and JDA to effect the Merger are subject to a number of conditions, including approval of the Merger by our stockholders, and the Merger may not occur. If the Merger is not consummated for any reason, we will be subject to a number of material risks, including the following:

•       we may not realize any of the potential benefits of the Merger, including any potential synergies that could result from combining the resources of our Company and JDA;

•       we may be required to pay JDA a termination fee of up to $9.75 million under certain circumstances;

•       the price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the merger will be completed; and

•       we must pay our accrued costs related to the merger, such as legal, accounting and certain financial advisory fees, even if the merger is not completed.

In addition, our customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by our customers would have a material adverse effect on our business, regardless of whether the Merger is ultimately completed.

Similarly, our current and prospective employees may experience uncertainty about their future role with JDA until JDA’s strategies with regard to us are announced or executed. This uncertainty may adversely affect our ability to attract and retain key management, marketing, technical, manufacturing, administrative, sales and other personnel. In addition, the attention of our management and our employees may be diverted from day-to-day operations.

PROVISIONS OF THE MERGER AGREEMENT MAY DETER ALTERNATIVE BUSINESS COMBINATIONS.

Restrictions in the Merger Agreement on solicitation generally prohibit us from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal or offer that might be more advantageous to our stockholders when compared to the terms and conditions of the proposed Merger. If the Merger is not completed, we may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the Merger Agreement is terminated, we may be required, in certain circumstances, to pay a termination fee of $9.75 million to JDA.

THE RESTRICTIVE COVENANTS IN THE MERGER AGREEMENT IMPOSE SIGNIFICANT RESTRICTIONS ON OUR BUSINESS OPERATIONS UNTIL THE COMPLETION OF THE MERGER.

Pursuant to the Merger Agreement, until the completion of the Merger, we are required to operate our business in the ordinary course consistent with our past practice and cannot do any of the following, among other things, without the prior written consent of JDA:

•       issue or sell any shares of our capital stock or any options, warrants or other rights to acquire any shares of our capital stock, other than the issuance of shares of our common stock upon exercise of those options or warrants outstanding as of April 24, 2006; or

•     sell, license or otherwise dispose of any of our properties or assets or incur any capital expenditures above certain threshold amounts, except in the ordinary course of business consistent with our past practice.

RISKS RELATED TO OUR INDEBTEDNESS AND FINANCIAL CONDITION

OUR INDEBTEDNESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

In November 2000, we completed an offering of $250.0 million of 5% Convertible Subordinated Notes (the “Notes”) that are due November 2007. During fiscal 2004, the balance of the Notes was reduced to $175.5 million as a result of $74.5 million of Notes being exchanged for shares of our common stock. Pursuant to the Merger Agreement, we will conduct a cash tender offer for all of the outstanding Notes. Closing of that tender offer will be conditioned on the closing of the Merger. While the Notes remain outstanding, our indebtedness could have important consequences for investors. For example, it could:

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

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS, WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

We will be required to generate sufficient cash to pay all amounts due on the Notes and to conduct our business operations. The Notes require interest payments of $8.8 million annually with $175.5 million of principal due in November 2007. As of February 28, 2006, the remaining principal and interest payments due under the Notes were $193.8 million. Our cash, cash equivalents and marketable securities totaled $140.7 million as of February 28, 2006. Assuming our cash, cash equivalents and marketable securities remain constant from our February 28, 2006 levels, and we do not consummate the Merger and related tender offer, we will have to generate a minimum of $53.1 million of net cash flow through any combination of normal operations of our Company, raising of debt and equity capital or asset sales by November 2007 to meet our remaining principal and interest payments under the Notes. We have incurred net losses in the past, and we may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make principal and interest payments on the Notes. Concerns about our ability to meet our debt service obligations could negatively affect our ability to attract and retain customers. Our ability to meet our future debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

IF THE MERGER IS NOT CONSUMMATED, WE MAY CHOOSE TO EXCHANGE THE NOTES FOR SHARES OF OUR COMMON STOCK IN THE OPEN MARKET OR PURCHASE A PORTION OF THE NOTES FOR CASH, WHICH COULD MATERIALLY DILUTE EXISTING STOCKHOLDERS OR COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

During fiscal 2004, we issued 9,725,750 shares of our common stock in exchange for the Notes in privately negotiated transactions under Section 3(a)(9) of the Securities Act of 1933 as amended (the “Securities Act”). If the Merger is not consummated, we may choose to exchange the Notes for shares of our common stock in the open market or purchase a portion of the Notes for cash, which could materially dilute existing stockholders or could have a material adverse affect on our financial condition. If we choose to enter into privately negotiated transactions to exchange some of our outstanding Notes for shares of our common stock, it could materially dilute the ownership percentage of our existing shareholders and result in non-cash charges to earnings. In addition, to the extent we are able to do so on terms favorable to us, we may choose to purchase a portion of the Notes outstanding from time to time in the open market with cash or, alternatively, refinance the Notes. While the terms of our credit facility impose certain limits on our ability to repurchase our debt securities with cash, we are permitted to do so subject to compliance with the terms and conditions set forth in the credit facility. If purchases of the Notes in the open market were funded from available cash and cash equivalents, it could have a material adverse effect on our liquidity and financial condition.

WE MAY VIOLATE FINANCIAL COVENANTS UNDER OUR CREDIT FACILITY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY AND FINANCIAL CONDITION.

We have an unsecured credit facility with Silicon Valley Bank (“SVB”) with borrowing capacity of $15.0 million. As of February 28, 2006, approximately $10.0 million of letters of credit were outstanding with SVB. The terms of the credit facility require us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) our ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. The credit facility requires us to maintain $50.0 million in funds with SVB Asset Management and its affiliates. Pursuant to the Merger Agreement, we will cooperate with JDA to replace, at the closing of the Merger, the letters of credit that are outstanding with SVB with newly issued letters of credit. If the Merger is not consummated, the letters of credit with SVB will remain outstanding and we will remain obligated to comply with the financial covenants contained in those letters of credit. If our future financial performance results in a violation of these financial covenants under our credit facility, or with our previous equipment financing credit line, we could be required to provide cash collateral for letters of credit or repay outstanding borrowings, which would have a material adverse effect on our liquidity and financial condition.

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

WE BELIEVE OUR RECENT PERFORMANCE WAS ADVERSELY AFFECTED BY CAUTIOUS CAPITAL SPENDING, CONCERNS ABOUT OUR FINANCIAL VIABILITY AND A HIGHLY COMPETITIVE ENVIRONMENT. IF WE CANNOT OVERCOME THESE DIFFICULTIES OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION COULD BE MATERIALLY AND ADVERSELY AFFECTED.

We incurred significant losses during the past four fiscal years. Although we have been able to reduce operating costs, we believe our recent financial performance was adversely affected by cautious capital spending, concerns about our financial viability and a highly competitive environment.

Over the past two fiscal years, we have made substantial changes in our Company, including reorganizing and downsizing our executive management team and our sales organization, narrowing our market focus, narrowing our product focus, our ongoing move of product development to India, increasing our focus on transportation and pricing optimization markets and increasing our focus on the Asia-Pacific region. Although we believe that these changes have enabled us to improve our financial performance and cash flows from operations in our most recent quarters, we have continued to report significant losses in our annual financial statements and experience declines in both software license revenue and total revenue. If we do not successfully align our cost structure with our revenue without hindering our ability to grow revenue, or if we do not successfully overcome the factors that have hindered our performance, our operating performance and financial condition could be harmed, and we could continue to incur significant losses.

IF OUR STOCK PRICE DECREASES TO LEVELS SUCH THAT THE IMPLIED FAIR VALUE OF OUR COMPANY IS SIGNIFICANTLY LESS THAN STOCKHOLDERS’ EQUITY FOR A SUSTAINED PERIOD OF TIME, WE MAY BE REQUIRED TO RECORD ADDITIONAL SIGNIFICANT NON-CASH CHARGES ASSOCIATED WITH GOODWILL IMPAIRMENT.

On March 1, 2002, we adopted Statement of Financial Accounting Standards No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which changed the accounting for goodwill from an amortization method to an impairment-only method. As required by SFAS 142, we test goodwill for impairment on an annual basis coinciding with our fiscal year-end, or on an interim basis if circumstances change that would more likely than not reduce our implied fair value below our carrying value. We have recorded a non-cash goodwill impairment charge in the past as a result of adverse changes in our stock price. We performed our annual fiscal 2006 and fiscal 2005 goodwill impairment review on February 28, 2006 and 2005, respectively, and interim testing at August 31, 2004,  May 31, 2005 and November 30, 2005, respectively, due to volatility in our stock price and the departure of our Chief Financial Officer and determined our implied fair value (which includes factors such as, but not limited to, our market capitalization, a control premium and our recent stock price volatility) exceeded our carrying value. Accordingly, no goodwill impairment charge was recorded.

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

Since fiscal 2002, we have implemented a number of exit and disposal plans and cost containment and cost reduction measures and we continue to implement cost containment and cost reduction measures to align our cost structure with our revenue. These actions have included, among other things, reductions in workforce and consolidations of our operational facilities. During the past two fiscal years, we abandoned additional idle space in our Rockville, Maryland; Tokyo, Japan; San Carlos and Calabasas, California; and Bracknell, United Kingdom facilities and closed four offices in Europe and one in the Philippines. Our exit and disposal activities are set forth in greater detail in Note 14 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

We believe that our success depends on our ability to motivate, hire and retain highly skilled technical, managerial, sales, marketing and services personnel. Competition for skilled personnel can be intense, and there is no assurance that we will be successful in attracting, motivating and retaining the personnel we need to improve our financial performance and grow. As part of our cost containment and cost reduction initiatives, we have recently reduced our workforce and experienced voluntary attrition. However, headcount increased to 761 at February 28, 2006 compared to 695 employees at February 28, 2005, primarily as a result of continued staffing at our product development center in Hyderabad, India.

Continuity of personnel is a very important factor in our success. We consider stock options, restricted stock and retention programs to be critically important in attracting and retaining employees. In addition, in light of the Merger, we have implemented cash bonuses in an effort to retain certain of our employees. The decline in our stock trading price over the past year has decreased the value of stock options and restricted stock granted previously to our employees under our stock option plans. In addition, under the terms of the Merger Agreement, we are prohibited from issuing equity grants and cash bonuses to current and prospective employees as incentives. Our current and prospective employees may experience uncertainty about their future role with the Company or, if the Merger is consummated, with JDA. This uncertainty may adversely affect our ability to attract and retain key management, marketing, technical, manufacturing, administrative, sales and other personnel.

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

WE HAVE EXPERIENCED SIGNIFICANT CHANGES IN SENIOR MANAGEMENT IN THE LAST FEW YEARS. THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER IF WE EXPERIENCE TOO MANY CHANGES IN KEY PERSONNEL IN TOO SHORT A PERIOD OF TIME.

We have undergone significant changes in our senior management during the past few years. In July 2004, Gregory J. Owens resigned as our Chief Executive Officer and was replaced by Joseph L. Cowan. In August of 2004, our President, Jeremy P. Coote resigned and the position of President was eliminated. In September 2004, Jeffrey L. Kissling was hired as our Chief Technology Officer, and two other senior management personnel were promoted to new positions. In April 2005, Mr. Owens resigned as Chairman of the Board. In addition, two other senior management personnel left the Company during our third quarter of fiscal 2005 and one, whose position was eliminated, left the Company at the end of our fourth quarter of fiscal 2005. Most recently, in October 2005, Raghavan Rajaji, our Executive Vice President and Chief Financial Officer, resigned to accept a position with another company. During fiscal year 2005, we reorganized our sales and marketing organization, which resulted in further management changes within the organizational structure.

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

We continue to rely heavily on our direct sales force. In recent years, we reorganized our sales force in response to management changes and other internal considerations, most recently in August 2005. Since fiscal 2003, we have reduced our sales force as a result of the deterioration in our markets and restructuring of our operations. Decreased software license revenue has resulted in reduced compensation earned overall by members of our sales force; it also has resulted, and may continue to result, in voluntary attrition of our sales force over time. In order to stabilize and then grow our revenue, we will have to field an effective sales force. Changes in the structure of the sales force and sales force management have generally resulted in a temporary lack of focus and reduced productivity. Further, we cannot assure you that we will be able to field a more productive sales force or successfully attract and retain qualified sales people at levels sufficient to support growth. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur. Such restructuring or associated transition issues can be disruptive and adversely impact our operating performance and financial condition.

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

CHANGES IN THE SIZE OR NUMBER OF OUR SOFTWARE TRANSACTIONS MAY CAUSE MATERIAL FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

The size and number of our software license transactions fluctuate. Fluctuations in the size and number of our software transactions have occurred, and may in the future occur, as a result of changes in demand for our software and services. Losses of, or delays in concluding, larger software transactions (which typically are more complex, take longer to negotiate and are subject to more delays) have had, and could continue to have, a proportionately greater effect on our revenue and financial performance for a particular period. We have experienced declines in the number of software transactions of $1.0 million or greater since fiscal 2002. Specifically, we recognized 38 such software transactions in fiscal 2002, 19 such software transactions in fiscal 2003, 18 such software transactions in fiscal 2004, 7 such software transactions in fiscal 2005, and 5 such software transactions in fiscal 2006. During the three months ended May 31, 2005, one transaction accounted for more than 10% of our consolidated revenue on a quarterly basis. As a result of these changes in the size and number of our software transactions, our quarterly revenue and financial performance have fluctuated significantly and may fluctuate significantly in the future.

OUR ANNUAL SOFTWARE LICENSE REVENUE HAS DECLINED SINCE FISCAL 2003. LOWER SOFTWARE LICENSE REVENUE HAS RESULTED AND MAY CONTINUE TO RESULT IN REDUCED SERVICES AND SUPPORT REVENUE.

Our ability to maintain or increase services and support revenue depends on our ability to maintain or increase the amount of software we license to customers. Since fiscal 2003, we experienced declines in services revenue primarily as a result of declining software license revenue in prior periods. Additional decreases of software license revenue or slowdowns in licensing may have a material adverse effect on our services and support revenue in future periods.

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

In addition, many leading companies in the business of providing enterprise application software have been the subject of mergers and acquisitions during the last several years. This industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. The pace of consolidation has significantly increased over the last year and may continue. If there is significant consolidation among enterprise application software companies, we may be at a competitive disadvantage as an independent best-of-breed enterprise application software vendor.

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

We directly compete with other enterprise application software vendors including: Aspen Technology, DemandTec, Global Logistics Technologies (acquired by Oracle), i2 Technologies, JDA Software (recently agreed to acquire us), Logility, Manhattan Associates, ProfitLogic (acquired by Oracle), PROS Revenue Management, Rapt, Retek (acquired by Oracle), Sabre, SAP and Teradata (a division of NCR). Certain ERP vendors, in addition to SAP, all of which are substantially larger than us, have acquired or developed demand-driven and supply chain management software companies, products, or functionality or have announced intentions to develop and sell demand and supply chain management solutions. Such vendors include Oracle, SAP (which recently acquired Khimetrics) and SSA Global Technologies. Some of our current and potential competitors, particularly the ERP vendors, have significantly greater financial, marketing, technical and other resources than we do, as well as greater name recognition and larger installed bases of clients. Five of our competitors, Oracle, PeopleSoft, ProfitLogic, Global Logistics Technologies and Retek, have combined and other of our current and potential competitors may combine and may subsequently utilize enhanced financial and human resources to develop and sell more competitive demand-driven supply chain products. These larger enterprise application software vendors have increasingly raised concerns about our financial viability with our clients and prospects, which has contributed to delays in successfully closing software transactions. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Securities and Exchange Commission and The Nasdaq Stock Market, continue to develop and issue regulations and requirements in response to market concerns and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

OUR CONTINUED SHIFT OF OUR PRODUCT DEVELOPMENT OPERATIONS TO INDIA POSES SIGNIFICANT RISKS.

Just over one year ago, we opened our own product development facility in Hyderabad, India. We continue to move a substantial portion of our product development to India. In addition, we maintain relationships with third parties in India to which we outsource a portion of our product development effort. We are increasing the proportion of our product development work being performed at our facility in India in order to increase product development resources and to take advantage of cost efficiencies associated with India’s lower wage scale. We may not achieve the cost savings and other benefits we anticipate from this program. We may not be able to find sufficient numbers of developers with the necessary skill sets in India to meet our needs. Further, we have a heightened risk exposure to changes in the economic, security and political conditions of India as we invest greater resources in our India facility. Economic and political instability, military actions and other unforeseen occurrences in India could impair our ability to develop and introduce new software applications and functionality in a timely manner, which could put our products at a competitive disadvantage whereby we lose existing customers and fail to attract new customers.

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

As a prime contractor, we may rely upon other companies as subcontractors to perform work we are obligated to deliver to our government clients. A failure by one or more of our subcontractors to perform the agreed-upon services on a timely and satisfactory basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In extreme cases, performance deficiencies on the part of our subcontractors could result in a government client terminating our contract for default. A default termination could expose us to liability for the agency’s costs of re-procurement, damage our reputation, and hurt our ability to compete for future contracts. Additionally, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required.

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

OUR INTERNATIONAL OPERATIONS POSE RISKS FOR OUR BUSINESS AND FINANCIAL CONDITION.

We currently conduct international operations primarily in Europe and the Asia-Pacific region. We also have operations in Brazil, Canada and Mexico. More recently, we opened a product development center in India, where we also have relationships with third parties to outsource a portion of our implementation services effort. We intend to expand our international operations and to increase the proportion of our revenue from outside the U.S. These operations require significant management attention and financial resources and additionally subject us to risks inherent in doing business internationally, such as:

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

For the fiscal years ended February 28th or 29th, 2006, 2005 and 2004, approximately 35.5%, 33.8% and 34.0% of our total revenue was derived from outside the U.S, respectively. Our international revenue and expenses are denominated in foreign currencies, typically the local currency of the selling business unit. Therefore, changes in the value of the U.S. Dollar as compared to these other currencies may adversely affect our operating results. We generally do not implement hedging programs to mitigate our exposure to currency fluctuations affecting international accounts receivable, cash balances and intercompany accounts, and we do not hedge our exposure to currency fluctuations affecting future international revenue and expenses and other commitments. For the foregoing reasons, currency exchange rate fluctuations have caused, and likely will continue to cause, variability in our foreign currency denominated revenue streams and costs and our cost to settle foreign currency denominated liabilities, which could have a material adverse effect on our operating performance and financial condition.

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

We currently account for stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and, accordingly, we only record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 16, 2004, the FASB published FASB Statement No. 123 (R) “Share-Based Payment” (“SFAS 123(R)”), which was to be effective for public companies in periods beginning after June 15, 2005. On April 14, 2005, The Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123(R). The new rule allows companies to implement SFAS 123(R) at the beginning of their next fiscal year instead of their next reporting period beginning after June 15, 2005. We will be required to implement SFAS 123(R) beginning in the first quarter of fiscal 2007. Our earnings in fiscal 2007 could be significantly reduced as a result of changing our accounting policy in accordance with SFAS 123(R). As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees or attract qualified candidates, and increase the need to extend additional cash compensation we pay to employees. Such a change could have a material effect on our operating performance.

In 2003, our Board of Directors and shareholders approved an amendment to our 1998 stock option plan to allow for the issuance of restricted shares of our common stock to its employees. The Company recorded $1.7 million, $1.2 million and $0.3 million in net compensation expense related to restricted shares outstanding during fiscal 2006, 2005 and 2004, respectively.

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

On April 24, 2006, we entered into a definitive Agreement and Plan of Merger with JDA and the Merger Sub. Under the Merger Agreement, the Merger Sub will be merged with and into the Company, with the Company continuing after the Merger as a wholly-owned subsidiary of JDA. From April 24, 2006 through May 8, 2006, the per share closing prices for our common stock as reported by Nasdaq were between $2.36 and $2.45. If the Merger is not consummated, our stock price may decline to the extent that the current market price reflects an assumption that the merger will be completed.

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

On October 28, 2004, we adopted a shareholder rights plan that entitles our shareholders to rights to acquire shares of our Series A Junior Participating Preferred Stock generally when a third party acquires twenty percent or more of the outstanding shares of our common stock or commences a tender offer or exchange offer for twenty percent or more of the outstanding shares of our common stock. The shareholder rights plan could delay, deter or prevent an investor from acquiring us in a transaction that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium over their shares. In connection with the Merger Agreement, on April 24, 2006, the Company entered into an amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A. (formerly Equiserve Trust Company N.A.) As a result of the amendment, the preferred stock purchase rights issued under the Rights Agreement will be inapplicable to the Merger, the Merger Agreement, the Voting Agreements and the transactions contemplated by the Merger Agreement and the Voting Agreements. The execution, delivery, consummation or performance of the Merger Agreement, the Voting Agreements and the transactions contemplated thereby will not cause the rights to separate from shares of Company Common Stock or permit the Company’s stockholders to exercise the rights. In addition, the rights will expire immediately upon the effective time of the Merger.

In addition, our current officers, directors, and Warburg Pincus Private Equity VIII, L.P. (“WP VIII”) an entity affiliated with William H. Janeway, one of our directors, together beneficially owned approximately 23.8% of the outstanding shares of our common stock at February 28, 2006. While these shareholders do not hold a majority of our outstanding common stock, if they were to vote together, they may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and the approval of mergers, consolidations and sales of our assets. This factor may prevent or discourage tender offers for our common stock.

In order to facilitate the consummation of the transactions contemplated by the Merger Agreement, JDA entered into the Voting Agreements, pursuant to which certain of our stockholders will vote (or cause to be voted) in person or by proxy all shares of our common stock held by them (i) in favor of the adoption of the Merger Agreement and approval of the transactions contemplated thereby, (ii) against any proposal made in opposition to or competition with the consummation of the Merger and the Merger Agreement, (iii) against any proposal that would reasonably lead to or result in the conditions of JDA’s or Merger Sub’s obligations under the Merger Agreement not being fulfilled, (iv) against any takeover proposal from any party other than JDA or an affiliate of JDA, and (v) against the election of a group of individuals to replace a majority or more of the individuals presently on the Company’s Board. The stockholders that signed the Voting Agreements beneficially own approximately 24% of our outstanding shares of common stock as of April 24, 2006 and include certain of our officers and directors and entities affiliated with them. If the Merger Agreement is terminated for any reason, the Voting Agreements will also terminate. The foregoing description of the Voting Agreements is not complete and is qualified in its entirety by reference to the form of Voting Agreement, which is filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 25, 2006 and is incorporated herein by reference.

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Our current officers, directors, and WP VIII, together beneficially owned approximately 23.8% of the outstanding shares of our common stock at February 28, 2006. Pursuant to the Voting Agreements, our current officers, directors and WP VIII agreed not to directly or indirectly sell, assign, transfer, pledge, encumber or otherwise dispose of their shares of our common stock or enter into any arrangement or understanding with respect to such a sale, assignment, transfer, pledge, encumbrance or disposition. These restrictions in the Voting Agreements terminate if the Merger Agreement is terminated.

Item 1B.   UNRESOLVED STAFF COMMENTS.

None.

Item 2.   PROPERTIES.

Our principal sales, marketing, product development, support and administrative facilities are located in Rockville, MD, where we lease approximately 280,000 square feet of office space under a lease agreement which expires on June 30, 2012. Approximately 38% of this office space has been abandoned through our exit and disposal plans (See Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). Approximately 26% of our corporate headquarters space is subleased.

In addition, we lease office space for our 16 sales, service and product development offices located in North America, South America, Europe and Asia-Pacific, pursuant to leases that expire between calendar 2006 and calendar 2018. We believe that our current facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate any future expansion of our operations. We continue to market office space that has been abandoned in conjunction with exit and disposal plans implemented by the Company. Please refer to Note 8 and Note 14 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding our lease obligations and exit and disposal plans.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, $.002 par value per share, trades on The NASDAQ National Market under the symbol “MANU”. The following table sets forth the high and low sales prices in dollars per share for the respective quarterly periods over the last two fiscal years, as reported in published financial sources. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal 2006	High	Low
First Quarter (ended May 31, 2005)	$2.20	$1.38
Second Quarter (ended August 31, 2005)	$2.38	$1.61
Third Quarter (ended November 30, 2005)	$2.30	$1.66
Fourth Quarter (ended February 28, 2006)	$2.14	$1.63

Fiscal 2005	High	Low
First Quarter (ended May 31, 2004)	$7.34	$4.25
Second Quarter (ended August 31, 2004)	$4.20	$2.21
Third Quarter (ended November 30, 2004)	$2.88	$2.20
Fourth Quarter (ended February 28, 2005)	$3.07	$1.80

As of April 30, 2006, there were approximately 399 stockholders of record of our common stock, according to information provided by our transfer agent.

We have never declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. It is our present intention to retain any future earnings to provide funds for the operation, and expansion of our business and to retire debt. In addition, we have a two-year unsecured revolving credit facility with SVB that is scheduled to expire on March 29, 2007. If the Merger is not consummated prior to the expiration date of this credit facility, we intend to renew this credit facility before it expires. During the term of the credit facility, we are subject to a covenant not to declare or pay cash dividends to holders of our common stock under certain conditions. Future payment of cash dividends, if any, will be at the discretion of the Board and will depend upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to the covenants contained in any outstanding credit facility. The Merger Agreement also prohibits us from declaring or paying any cash dividends without JDA’s consent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The following table provides information regarding our current equity compensation plans as of February 28, 2006. Share amounts are in thousands.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,739	$4.79	4,801
Equity compensation plans not approved by security holders	196	14.86	—
Total	10,935	$5.84	4,801

Additional information regarding our equity compensation plans can be found in Note 9 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

In fiscal 2004, the Company issued 9,725,750 shares of its common stock in exchange for $74.5 million of Notes in privately negotiated transactions with note holders in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act.

Item 6. SELECTED FINANCIAL DATA.

Our selected consolidated financial data for each of the five fiscal years in the period ended February 28, 2006 and each of our last eight fiscal quarters is set forth below. This data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected financial data for each of the years in the three-year period ended February 28, 2006, and as of February 28, 2006 and February 28, 2005, are derived from the Consolidated Financial Statements that have been included in this Annual Report on Form 10-K. The selected financial data as of February 28 or 29, 2004, 2003 and 2002, the years ended February 28, 2003 and 2002, and in each of our last eight fiscal quarters are derived from the Consolidated Financial Statements that have not been included in this Annual Report on Form 10-K.

	Fiscal year ended February 28 or 29,
	2006	2005	2004	2003	2002
	(in thousands, except per share and number of employees data)
STATEMENT OF OPERATIONS DATA:
Revenue:
Software license	$27,480	36,203	$73,766	$74,899	$129,772
Support	86,493	84,050	86,593	84,075	73,852
Services	56,121	64,933	73,254	102,144	106,522
Reimbursed expenses	6,098	7,920	9,432	11,268	9,741
Total revenue	176,192	193,106	243,045	272,386	319,887
Operating expenses:
Cost of revenue:
Cost of software license	14,900	14,213	15,851	19,127	21,144
Amortization of acquired technology	5,678	13,207	14,210	13,623	9,168
Cost of services and support	60,846	73,694	80,306	98,055	92,083
Cost of reimbursed expenses	6,098	7,920	9,432	11,268	9,741
Sales and marketing	38,556	52,662	66,061	95,627	120,437
Product development	27,517	32,404	36,233	63,055	70,477
General and administrative	19,876	22,110	25,060	27,885	28,522
Amortization of intangibles	5,753	6,648	4,674	3,866	86,279
Goodwill impairment charge	—	—	—	96,349	—
Asset impairment charge	3,733	—	—	—	—
Purchased research and development	—	—	—	3,800	—
Exit and disposal activities	3,299	17,312	18,627	19,184	6,612
Non-cash stock option compensation expense (benefit)	—	168	1,799	3,426	(3,111)
IRI settlement	—	—	—	—	3,115
Total operating expenses	186,256	240,338	272,253	455,265	444,467
Loss from operations	(10,064)	(47,232)	(29,208)	(182,879)	(124,580)
Debt conversion expense	—	—	(59,823)	—	—
Other expense, net	(5,789)	(7,314)	(13,455)	(7,942)	(14,638)
Loss before income taxes	(15,853)	(54,546)	(102,486)	(190,821)	(139,218)
(Benefit from) provision for income taxes	(3,610)	725	1,314	21,418	(24,060)
Net loss	$(12,243)	$(55,271)	$(103,800)	$(212,239)	$(115,158)
Basic and diluted loss per share	$(0.15)	$(0.67)	$(1.43)	$(3.04)	$(1.69)

BALANCE SHEET AND OTHER DATA:
Cash, cash equivalents and marketable securities	$140,727	$129,978	$146,300	$137,735	$233,060
Working capital	120,773	105,533	128,090	122,791	237,751
Long-term investments	—	5,911	8,999	—	—
Goodwill	185,818	185,658	185,501	187,438	269,998
Acquired technology and customer relationships, net of accumulated amortization	7,987	23,151	43,007	61,889	54,206
Total assets	413,311	440,280	498,081	529,373	722,640
Convertible debt	175,500	175,500	175,500	250,000	250,000
Total stockholders’ equity	153,923	164,746	216,860	172,082	372,807
Cash flows from operating activities	14,524	(5,505)	6,825	(30,675)	(15,899)

Fiscal 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Revenue:
Software license	$8,391	$5,068	$4,093	$9,928
Support	21,815	21,755	21,099	21,824
Services	14,681	15,259	13,184	12,997
Reimbursed expenses	1,770	1,567	1,548	1,213
Total revenue	46,657	43,649	39,924	45,962
Cost of software license	4,468	3,114	3,599	3,719
Cost of services and support	15,388	16,244	14,526	14,688
Cost of reimbursed expenses	1,770	1,567	1,548	1,213
Sales and marketing	11,208	8,313	9,321	9,714
Product development	7,498	7,956	6,523	5,540
General and administrative	5,268	5,054	4,173	5,381
Exit and disposal activities, and acquisition-related expenses(1)	4,081	8,514	3,856	2,012
Operating (loss) income	(3,024)	(7,113)	(3,622)	3,695
Net (loss) income	(4,916)	(6,118)	(4,644)	3,435
Basic (loss) earnings per share	$(0.06)	$(0.07)	$(0.06)	$0.04
Diluted (loss) earnings per share	$(0.06)	$(0.07)	$(0.06)	$0.04

Fiscal 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Revenue:
Software license	$10,368	$11,111	$6,664	$8,060
Support	21,421	21,296	20,666	20,667
Services	17,558	16,374	16,159	14,842
Reimbursed expenses	2,236	2,481	1,556	1,647
Total revenue	51,583	51,262	45,045	45,216
Cost of software license	3,914	3,422	3,525	3,352
Cost of support and services	18,190	19,040	18,391	18,073
Cost of reimbursed expenses	2,236	2,481	1,556	1,647
Sales and marketing	15,240	15,225	11,387	10,810
Product development	8,328	8,566	8,257	7,253
General and administrative	6,014	6,006	5,250	4,840
Exit and disposal activities, and acquisition-related expenses(1)	2,811	11,478	8,139	14,907
Operating loss	(5,150)	(14,956)	(11,460)	(15,666)
Net loss	(7,733)	(17,114)	(13,268)	(17,156)
Basic and diluted loss per share	$(0.09)	$(0.21)	$(0.16)	$(0.21)

(1)          Exit and disposal activities and acquisition-related expenses includes amortization of intangibles and acquired technology, non-cash stock-option compensation expense and exit and disposal activities.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The discussion and analysis contains forward-looking statements which are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements and other forward-looking statements made elsewhere in this Annual Report on Form 10-K as a result of specified factors, including those set forth in Item 1A-Risk Factors.

Executive Summary

Our Consolidated Financial Statements are included in Item 15 of this Annual Report on Form 10-K. The following discussion is provided to allow the reader to have a better understanding of our operating results for the year ended February 28, 2006, including (i) a brief discussion of our business and products, (ii) a summary of the merger agreement signed with JDA software (iii) the business environment and factors that affected our financial performance, (iv) our focus on future improvements in our financial performance and (v) a summary of our fiscal 2006 operating results and financial metrics. This executive summary should be read in conjunction with the more detailed discussion and analysis of our financial condition and results of operations included in this Item 7, with Risk Factors in Item 1A of this Annual Report on Form 10-K and our Consolidated Financial Statements, which are included in Item 15 of this Annual Report on Form 10-K.

Overview—Business and Products

We are a leading global provider of supply chain management and demand and revenue management software products and services. We combine these products and services to deliver solutions that address specific business needs of our clients. We focus primarily on the Consumer Goods, Retail, and Government, Aerospace & Defense markets. We provide revenue management solutions for the Travel, Transportation & Hospitality markets.

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

Summary of Merger Agreement Signed with JDA Software Group, Inc.

On April 24, 2006, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with JDA Software Group, Inc., a Delaware corporation (“JDA”), and Stanley Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of JDA (the “Merger Sub”). Under the Merger Agreement, the Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing after the Merger as a wholly-owned subsidiary of JDA. At the effective time of the Merger, each issued and outstanding share of the Company’s Common Stock, par value $0.002 per share (the “Company Common Stock”), will be converted into the right to receive $2.50 in cash.

The Merger Agreement has been approved by the Board of Directors (the “Board”) of the Company. The Board has received an opinion from Lehman Brothers, Inc. that the consideration to be offered to the Company’s stockholders in the Merger is fair from a financial point of view to such stockholders. The transactions contemplated by the Merger Agreement are subject to approval by the holders of a majority of the issued and outstanding shares of Company Common Stock. The transactions contemplated by the Merger Agreement also are subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other closing conditions. The Merger Agreement provides for a termination fee of up to $9.75 million, which is payable by the Company under certain circumstances.

Business Environment and Factors That Affected our Fiscal Year Ended February 28, 2006 Results

Our operating results for the year ended February 28, 2006 were affected by several broad-based factors including cautious capital spending by corporations for enterprise application software. We believe changing conditions over the last three fiscal years caused changes in the behavior patterns in our markets as our clients and prospects intensified their efforts to reduce costs. Many shifted their focus from larger longer-term strategic initiatives to smaller short-term tactical initiatives with more rapid paybacks. We also believe that many of our clients and prospects are focused on realizing benefits from earlier investments in information technology rather than committing to new initiatives. These changes in our markets have led to fewer opportunities for us to win business. We believe that these changes in the markets for enterprise application software will continue.

We continue to see a growing number of our clients and prospects wanting to structure deals to reduce their overall perceived risks. These deal structures include, but are not limited to, phased projects, delayed payments for software, and tying payments for software to performance. Certain of our clients and prospects want us to structure deals where we can earn additional revenue based on performance. During the year ended February 28, 2006, we closed one such transaction.

We believe that the size of enterprise application software license transactions has declined in general. We experienced declines in the numbers and size of our software transactions, including the number of software transactions of $1 million or greater, in the year ended February 28, 2006, which has also resulted in a decrease in our average selling price (“ASP”).

We believe our financial results in the fiscal year ended February 28, 2006 were also adversely affected by the ongoing consolidation in our industry, the pace of which has significantly increased over the past year and may continue. This consolidation has increased uncertainty about the abilities of smaller enterprise application software vendors to remain independent and thrive, which has negatively affected and may continue to negatively affect our ability to grow our revenue and improve our performance. In addition, some of our larger competitors increasingly have raised concerns about our financial viability with our clients and prospects, which have affected our ability to close software transactions successfully.

Over the past two fiscal years, we have made substantial changes in our Company, including reorganizing and downsizing our executive management team and our sales organization, moving a portion of our product development function to India , narrowing our market focus, narrowing our product focus, increasing our emphasis on transportation and retail markets and pricing optimization capabilities and increasing our emphasis on the Asia-Pacific region. Although we believe these changes were necessary and the correct actions to take, we have not yet been able to increase our revenue, particularly our software license revenue. However, these changes have enabled us to reduce our ongoing operating expense and to improve our financial performance in our most recent quarters.

Focus on Future Improvements in Our Financial Performance

For the year ended February 28, 2006, we continued to develop a more focused product and market strategy, and we continued the strategic restructuring of the organization in an effort to reduce our operating expenses to a level that would better position us to become profitable. During fiscal 2005, we organized our sales and marketing efforts to address the Consumer Goods, Retail, Government, Aerospace & Defense and Revenue Management markets. In Europe where we currently do not have a critical mass of resources, we eliminated certain offices, which are now being serviced from other locations in the region. We intend to provide more focused sales and marketing efforts to small and medium-sized businesses in Europe and the Asia-Pacific region through third-party reseller and agency agreements.

We intend to increase our focus and investments for the future in our Asia-Pacific region, in our Transportation and Retail industries and in our Pricing area. As part of this focus, we hired a President of our Asia-Pacific region in October 2005 and more recently hired a President of our Japan office. We are implementing specific Retail marketing programs and recruiting for sales employees with Retail experience. We intend to make strategic investments to round out the solutions and add sales and marketing people for our Pricing and Transportation solutions. In addition, we intend to start a services organization in India to reduce the number of contractors we currently use in an effort to improve the margins in our services business.

As of February 28, 2006, we had achieved quarterly cost savings of approximately $7.5 million, compared to the three months ended November 30, 2004, as a result of our exit and disposal plans enacted in fiscal 2005 (the “FY05 Q2 Plans”). These exit and disposal plans included the abandonment of certain office space and related asset write-offs and the involuntary termination of employees. We have completed most of the planned initiatives approved in our FY05 Q2 Plans and expect to complete the remainder of the initiatives in fiscal 2007.

During the fourth quarter of fiscal 2005, we commenced operations at our product development center in Hyderabad, India. We continue to move a substantial portion of our product development capabilities to our new facility while keeping our core product development capabilities at our headquarters in Rockville, Maryland. We believe this will allow us to both increase our product development resources and to lower our product development costs. As of February 28, 2006, we had approximately 178 employees at our Hyderabad, India development center and expect that number to increase through the first quarter of fiscal 2007. For the year ended February 28, 2006, amortization of previously capitalized software exceeded capitalization of software development costs by approximately $6.1 million. We expect amortization of previously capitalized software to continue to exceed capitalization of software development costs as we continue to shift development operations to Hyderabad, India. Once we have completed transitioning the development process to India, we believe that we will no longer capitalize software development costs due to the change in the developmental life cycle of our products that is due to the expected shortening of time between reaching technological feasibility and introduction of our products into the market.

If market conditions for our products and services do not improve, we may need to make further adjustments to our cost structure to further improve performance.

Summary of Fiscal 2006 Operating Results and Financial Metrics

As we entered fiscal 2006, difficult market conditions continued. Certain industries have been more or less likely to invest in enterprise application software depending on the condition of their business and industry. Our customers generally licensed fewer software modules in fiscal 2006 than in past years. We have not lost any of our largest support customers in recent quarters that had a negative material impact on revenue.

Our cost containment and cost reduction measures enacted in fiscal 2005 and fiscal 2006 have lessened the adverse impact on our financial performance of our declining revenue. During fiscal 2006, our total operating expenses decreased by 22.5%, while total revenue declined 8.8% compared to the same period.

Key Financial Metrics—Fiscal 2006

Our fiscal 2006 results and key financial metrics were negatively affected by decreased revenue; however, we have made progress in decreasing our operating costs, particularly in the second half of fiscal 2006. The following is a summary of our performance relative to certain key financial metrics during fiscal 2006 compared to fiscal 2005, as well as a summary of our quarterly performance in fiscal 2006.

	Year Ended February 28,		Year Ended February 28, 2006
	2005	2006	Q1	Q2	Q3	Q4
	(in thousands, except number of employees and DSO)
Revenue:
Software License	$36,203	$27,480	$8,391	$5,068	$4,093	$9,928
Support	84,050	86,493	21,815	21,755	21,099	21,824
Services & reimbursed expenses	72,853	62,219	16,451	16,826	14,732	14,210
Total revenue	193,106	176,192	46,657	43,649	39,924	45,962
Operating expenses and employee headcount:
Exit and disposal activities and acquisition-related expenses(1)	37,335	18,463	4,081	8,514	3,856	2,012
All other operating expenses(2)	203,003	167,793	45,600	42,248	39,690	40,255
Total operating expenses	240,338	186,256	49,681	50,762	43,546	42,267
Total employees (period end)	695	761	722	765	766	761
Total average employees	800	742	703	748	762	763
Total revenue per average employee	$241	$237	$66	$58	$52	$60
Financial condition, liquidity and capital structure
Cash, cash equivalents, marketable securities and long-term investments	$135,889	$140,727	$133,297	$136,109	$126,508	$140,727
Days sales outstanding (DSO)	86	85	80	78	84	80
Convertible debt	175,500	175,500	175,500	175,500	175,500	175,500
Total stockholders’ equity	164,746	153,923	159,279	154,005	149,164	153,923
Common shares outstanding (period end)	83,869	84,161	83,819	83,780	84,133	84,161
Cash flows from operating activities	(5,505)	14,524	427	5,256	(6,837)	15,678

(1)          Includes exit and disposal activities plus acquisition related expenses such as amortization of acquired technology and intangibles, intangible asset impairment charge and non-cash stock option compensation expense.

(2)          Includes cost of software license, cost of support and services, cost of reimbursed expenses, sales and marketing, product development and general and administrative costs.

The following is a brief discussion of the above financial metrics and analysis of the reasons for the changes between fiscal 2005 and fiscal 2006 and recent trends.

Software license revenue

Our software license revenue decreased during fiscal 2006 by 24.1% to $27.5 million. The following table highlights some of the significant trends impacting our software revenue:

			Software
	Significant	Average	Transactions
	Software License	Selling Price	$1.0 Million
Quarter Ended	Transactions(1)	(in 000s)	or Greater
May 31, 2004	13	695	1
August 31, 2004	18	533	3
November 30, 2004	11	491	1
February 28, 2005	12	559	2
May 31, 2005	7	976	2
August 31, 2005	13	264	—
November 30, 2005	10	288	—
February 28, 2006	21	448	3
Fiscal 2005—Total	54	570	7
Fiscal 2006—Total	51	442	5

(1)          Significant software license transactions are those with a value of $100,000 or greater (excluding those recognized on a percentage-of-completion or ratable basis) recognized within the fiscal year or fiscal quarter.

Software license revenue by industry for fiscal 2006, fiscal 2005 and fiscal 2004 is as follows (in thousands):

	Fiscal year ended February 28 or 29,
	2006	2005	2004
Government, Aerospace & Defense	$580	$2,789	$22,629
Consumer Goods	17,717	15,161	29,273
Revenue Management	2,950	2,453	477
Retail	4,594	12,227	10,938
Other	1,639	3,573	10,449
Total	$27,480	$36,203	$73,766

The previous tables indicate the following trends affecting our software license revenue over the past two fiscal years:

•       We reported fewer significant software license transactions, including those with a value of $1.0 million or greater, during fiscal 2006 compared to fiscal 2005.

•       The average selling price of software has fluctuated the past eight quarters, ranging from $264,000 to $976,000. The ASP for the quarter ended May 31, 2005 included one software license transaction which accounted for more than 10% of total revenue for that quarter. The ASP for the quarter ended May 31, 2004 included software license revenue from installments under a large multi-year government contract.

•       Software license revenue declined for all industries with the exception of the Revenue Management and Consumer Goods industry during fiscal 2006 compared to fiscal 2005. We believe the increase in revenue in the Revenue Management industry (other than airlines) reflects a recovery in travel, transportation and hospitality, following a few years of decreased spending in these areas following the September 11, 2001 terrorist attack.

•       Software license revenue in the Government, Aerospace & Defense industry decreased in fiscal 2006 and 2005 compared to fiscal 2005 and 2004, respectively. We believe the decline in our Government, Aerospace & Defense software revenue resulted from the Federal Government shifting monies (especially within the Department of Defense) to the war on terror.

•       Software license revenue in the Consumer Goods industry decreased in fiscal 2005 compared to the fiscal 2004. We believe that the decrease in consumer goods spending was due to lack of capital spending by these customers who were largely focused on realizing benefits from earlier investments in information technology rather than investing in new capabilities. In addition, we believe that some consumer goods prospects had delayed purchasing decisions due to budget constraints and challenges in complying with the requirements of the Sarbanes-Oxley Act of 2002 and other regulatory requirements.

Support revenue

Our support revenue was $86.5 million in fiscal 2006 compared to $84.1 million in fiscal 2005. Our percentage of annual support renewals by our clients remains over 90%.

Services and reimbursed expense revenue

Our services and reimbursed expense revenue decreased 14.6% in fiscal 2006 to $62.2 million. Services revenue tends to track software revenue in prior periods. We primarily attribute the decrease in services and reimbursed expense revenue to the decrease in the number and size of completed software license transactions in fiscal 2006 compared to fiscal 2005 and due to the deferral of services revenue related to a transaction for which the criteria for revenue recognition has not yet been met. Additionally, we experienced competitive rate pressures on consulting engagements and lower demand for our consulting services in fiscal 2006.

Total revenue per average employee

Our total revenue per average employee decreased by 1.7% to $237 for fiscal 2006 (calculated as total revenue for the year divided by average employees for the year). This decrease was due to lower software and services revenue in fiscal 2006 partially offset by a 7.3% decrease in average employee headcount in fiscal 2006. Although average headcount was lower in fiscal 2006 compared to fiscal 2005, total headcount increased during fiscal 2006 to 761 as of February 28, 2006 as a result of the continued staffing of our product development facility in Hyderabad, India.

Total operating expenses

Our total operating expenses declined by 22.5% during fiscal 2006 to $186.3 million. Exit and disposal activities and acquisition-related expenses declined 50.5% during fiscal 2006 to $18.5 million. This decrease was the result of lower exit and disposal charges in fiscal 2006 as compared to fiscal 2005 and lower acquisition-related expenses as a result of the completed amortization of the customer relationship asset from our Talus Solutions, Inc. (“Talus”) acquisition and completed amortization of the acquired technology assets from the STG Holdings, Inc. (“STG”), Talus Solutions, Inc. and Spaceworks, Inc. acquisitions. The decrease in acquisition-related expenses was partially offset by a $3.7 million impairment charge recognized in fiscal 2006 related to acquired technology from the Partminer CSD, Inc. acquisition.

All other operating expenses declined 17.3% during fiscal 2006 to $167.9 million. This decrease was primarily related to lower professional and consulting fees, reduced office, travel and salary expenses as a result of the decrease in average employee headcount during fiscal 2006 related to our exit and disposal plans executed during fiscal 2006 and the second half of fiscal 2005. Additionally, we recorded a $1.5 million benefit related to the reversal of a previously recorded provision for anticipated loss on a contract for which our obligation to perform services expired during fiscal 2006. We also recorded lower bad debt expense during fiscal 2006 which included the reversal of approximately $1.6 million of bad debt expense related to payment received for an outstanding receivable for which we had previously established a reserve. These decreases were partially offset by an increase in amortization of capitalized software development costs in excess of capitalized software development costs primarily as a result of changes in the product development life cycle of our products as we shift product development operations to our development center in Hyderabad, India.

Financial condition, liquidity and capital structure

During fiscal 2006, we experienced changes in our financial condition, liquidity and capital structure, including the following:

•       Cash, cash equivalents, marketable securities and long-term investments increased by $4.8 million to $140.7 million primarily as a result of an increase in cash flows provided by operations of approximately $20.0 million partially offset by a higher cash usage in investing and financing activities as compared to the prior year.

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

In addition to evaluating the VSOE of fair value of each element of an arrangement, we also consider whether such elements can be separated into separate units of accounting in accordance with SOP 97-2. When making this determination, we consider the nature of services provided when purchased with a software license (i.e., consideration of whether services are essential to the functionality of software products licensed), degree of risk, availability of services from other vendors and timing of payments, among other things. When we provide services deemed to be essential to the functionality of the software products licensed or the licensed software requires significant production, modification or customization, we recognize revenue on a percentage-of-completion basis in accordance with SOP 81-1. In these cases, software revenue is recognized based on labor hours or costs incurred to date compared to total estimated labor hours or costs for the contract.

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

Allowance for Doubtful Accounts

We initially record our provision for doubtful accounts based on our historical experience and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the allowance for doubtful accounts, management considers, among other factors, (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable (e.g., license, consulting, maintenance, etc.); (iv) our historical write-offs and recoveries; (v) the credit worthiness of each customer; (vi) the economic conditions of the customer’s industry; and (vii) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer.

If the assumptions we used to calculate these estimates do not properly reflect future collections, there could be an impact on future reported results of operations. Based on our total revenue reported for fiscal 2006, our provision for doubtful accounts would change by approximately $1.8 million annually for a 1% change in proportion to total revenue. The provision for doubtful accounts is included in sales and marketing expense (for software license receivables) and cost of services and support (for services and support fees receivables), in the Consolidated Statement of Operations.

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

In future periods, if we determine that technological feasibility occurs at a later date, such as coincident with general product release to clients, we may not capitalize any software development costs. This would increase our reported operating expenses in the short term by the amounts we do not capitalize. The amounts of software development costs that we have capitalized have ranged between $3.5 million and $9.9 million per year during our last three fiscal years. The estimated economic life of our capitalized software development costs is subject to change in future periods based on our experience with the length of time our products or enhancements are being or are expected to be used. The amortization of software development costs have ranged between $9.0 million and $9.6 million per year during our last three fiscal years. A change in the expected economic life of our capitalized software development costs of six months would decrease our annual operating expenses by approximately $0.9 million if we increased the expected economic life by six months and would increase our annual operating expenses by approximately $1.4 million if we decreased the expected economic life by six months.

Valuation and Impairment Review of Long-Lived Assets

We account for our purchases of acquired companies in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and account for the related acquired intangible assets in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as acquired technology, are amortized to expense over time, while in-process research and development, if any, is recorded as an expense at the acquisition date.

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

During fiscal 2006, 2005 and 2004, we recorded impairment charges of $0.2 million, $2.7 million and $4.2 million, respectively, associated with certain furniture, fixtures and leasehold improvements that we abandoned in connection with exit and disposal plans. These assets were located in facilities that we ceased to use. Based on our evaluation of these assets we determined that the assets were not marketable for resale and oftentimes could not be removed from the premises (e.g., the asset consisted of a dividing wall or other permanent fixture). Additionally during fiscal 2006, we recorded an impairment charge of approximately $3.7 million related to acquired technology from the Partminer CSD, Inc. acquisition. Although we continue to sell the products acquired in that acquisition, based on our impairment analysis, we did not believe the future operating cash flows would be sufficient to support the related asset balance.

As of February 28, 2006 and February 28, 2005, our net book value of long-lived assets, consisted of the following (in thousands):

	2006	2005
Property and equipment	$13,682	$15,795
Software development costs	8,311	14,390
Software developed for internal use	1,041	1,951
Goodwill	185,818	185,658
Acquired technology	3,582	13,816
Customer relationships	4,405	9,335
Other	6,088	6,897
Total	$222,927	$247,842

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

We test goodwill for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce our implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) below our carrying value. Please see Item 1A “Risk Factors”—Risks Related to Our Business. During the six months ended August 31, 2004, we experienced adverse changes in our stock price resulting from its poor financial performance. As a result, we performed a test for goodwill impairment at August 31, 2004 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2004 there was no impairment of goodwill.

During the three months ended November 30, 2005, our Chief Financial Officer left to take a position at another company. As a result, we performed a test for goodwill impairment as of November 30, 2005. We determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of November 30, 2005, there was no impairment of goodwill

We performed goodwill impairment reviews on February 28, 2006 and February 28, 2005, our annual dates for goodwill impairment review, and determined that the implied fair value of the Company exceeded the carrying value. Accordingly, no goodwill impairment charge was recorded during fiscal 2006 or fiscal 2005.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if we determine that the amount to be realized is greater or less than the valuation allowance we have recorded. Management performed an analysis, based on various factors, including our current year financial results, our cumulative losses for the three year period ended February 28, 2006, and estimates of future profitability, as of February 28, 2006 and February 28, 2005, and concluded that future taxable income will, more likely than not, be insufficient to recover our net deferred tax assets as of February 28, 2006 and February 28, 2005. Therefore, we have maintained a valuation allowance for the full amount of our net deferred tax assets. Management will continue to monitor its estimates of future profitability and the likelihood of realizing our net deferred tax assets based on evolving business conditions.

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

Exit and Disposal Activities

During fiscal 2004, 2005 and 2006 we initiated and completed a series of exit and disposal plans (the “Exit Plans”). We have accounted for the Exit Plans in accordance with SEC Staff Accounting Bulletin No. 100 “Restructuring and Impairment Charges” and other applicable accounting standards as discussed below.

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 superseded Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Associated with a Restructuring)” (“EITF 94-3”) and EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). We adopted SFAS 146 effective January 1, 2003; therefore, exit and disposal charges subsequent to December 31, 2002 were accounted for in accordance with SFAS 146. The adoption of SFAS 146 did not impact our exit and disposal obligations recognized prior to January 1, 2003, as these obligations must continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

The expenses incurred in connection with the Exit Plans are composed primarily of (i) severance and associated employee termination costs related to the reduction of our workforce, (ii) lease termination costs and/or costs associated with ceasing to use certain facilities and (iii) impairment costs related to certain long-lived assets abandoned.

SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease or contract be measured at fair value and recorded when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. For those employees with pre-existing employment contracts which specified benefits upon termination, we accounted for severance and related benefits in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) as the amounts were both probable and estimable.

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

Stock Option-Based Compensation Plans

We account for our stock option-based compensation plans in accordance with APB 25 and related interpretations using the intrinsic value based method of accounting. If we accounted for our stock option-based compensation plan using the fair value based method of accounting in accordance with the provisions as required by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure,” our net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

	February 28 or 29,
	2006	2005	2004
Net loss, as reported	$(12,243)	$(55,271)	$(103,800)
Add: Stock option-based compensation expense included in reported net loss, net of tax	—	168	1,799
Less: Stock option-based compensation, net of tax	(729)	(6,301)	(2,611)
Pro forma net loss	$(12,972)	$(61,404)	$(104,612)
Basic and diluted loss per share, as reported	$(0.15)	$(0.67)	$(1.43)
Basic and diluted loss per share, pro forma	$(0.16)	$(0.75)	$(1.44)

Consistent with our accounting for deferred tax assets resulting from the exercise of employee stock options in the accompanying audited consolidated financial statements, we have not provided a tax benefit or expense on the pro forma expense in the above table.

Stock options granted had weighted average fair values of $0.62, $1.62 and $3.28 per share for fiscal 2006, 2005 and 2004, respectively, as calculated using the Black-Scholes option valuation model. The weighted average estimated fair value of the common stock purchase rights granted under our employee stock purchase plan was $0.37, $0.52 and $2.23 per share for fiscal 2006, 2005 and 2004, respectively.

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

	OPTIONS			ESPP
	2006	2005	2004	2006	2005	2004
Risk-free interest rates	4.02%	3.12%	2.51%	3.64%	2.01%	1.36%
Expected term	2.62 years	4.37 years	4.53 years	3 months	3 months	6 months
Volatility	.5322	.7399	.9423	.4780	.5498	.8492

Results of Operations

The following table includes the consolidated statements of operations data for each of the years in the three-year period ended February 28, 2006 expressed as a percentage of revenue:

	Fiscal Year Ended February 28 or 29,
	2006	2005	2004
Revenue:
Software license	15.6%	18.7%	30.4%
Support	49.1%	43.5%	35.6%
Services	31.9%	33.6%	30.1%
Reimbursed expenses	3.5%	4.2%	3.9%
Total revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of software license	8.5%	7.4%	6.5%
Amortization of acquired technology	3.2%	6.8%	5.9%
Cost of services and support	34.5%	38.2%	33.0%
Cost of reimbursed expenses	3.5%	4.2%	3.9%
Sales and marketing	21.9%	27.3%	27.2%
Product development	15.6%	16.8%	14.9%
General and administrative	11.3%	11.4%	10.3%
Amortization of intangibles	3.3%	3.4%	1.9%
Asset impairment charge	2.1%	—	—
Exit and disposal activities	1.9%	9.0%	7.7%
Non-cash stock-option compensation expense	—	0.1%	0.7%
Total operating expenses	105.7%	124.6%	112.0%
Loss from operations	(5.7)%	(24.6)%	(12.0)%
Debt conversion expense	—	—	(24.6)%
Other expense—net	(3.3)%	(3.8)%	(5.5)%
Loss before income taxes	(9.0)%	(28.4)%	(42.1)%
(Benefit from) provision for income taxes	(2.0)%	0.4%	0.5%
Net loss	(7.0)%	(28.8)%	(42.6)%

The percentages shown above for cost of services and support, sales and marketing, product development and general and administrative expenses have been calculated excluding non-cash stock-option compensation expense as follows (in thousands):

	Fiscal Year Ended February 28 or 29,
	2006	2005	2004
Cost of services and support	$—	$75	$865
Sales and marketing	—	26	456
Product development	—	15	140
General and administrative	—	52	338
	$—	$168	$1,799

See Operating Expenses: “Non-Cash Stock-Option Compensation Expense” for further detail.

Revenue

Software License Revenue. Software license revenue decreased 24.1%, or $8.7 million, in fiscal 2006 and decreased 50.9%, or $37.6 million, in fiscal 2005. We believe the decrease in software license revenue in fiscal 2006 and fiscal 2005 was due to cautious capital spending for supply chain software purchases, effects resulting from changes in our workforce, including our executive management and sales organization, difficulties in sales execution and a highly competitive environment. Additionally, we believe the decrease in software license revenue during fiscal 2006 was also due in part to concerns about consolidation in our industry and about our financial viability. We experienced lengthening sales cycles and reductions in the size of customer orders during both fiscal 2006 and 2005. These factors resulted in a decrease in the number of significant software license transactions with a value of $100,000 or greater, the number of transactions greater than $1.0 million and our ASP.

We attribute much of the caution of our clients and prospects to their concerns regarding the sustainability of the current economic recovery and the current geopolitical environment in which we operate. We saw no driving force to overcome the negative market factors that are holding back companies from supply chain initiatives. Further, we believe the effort by companies to comply with the Sarbanes-Oxley Act of 2002 and other regulatory requirements consumed the internal resources of our clients and prospects in fiscal 2005 and slowed the decision making process for other software purchases.

The following table summarizes significant software license transactions consummated during fiscal 2006, 2005 and 2004:

	Fiscal Year Ended February 28 or 29,
Significant Software License Transactions(1)	2006	2005	2004
Number of transactions $100,000 to $999,999	46	47	81
Number of transactions $1.0 million or greater	5	7	18
Total number of transactions	51	54	99
Average selling price (in thousands)	$442	$570	$672

(1)          Significant software license transactions are those with a value of $100,000 or greater (excluding those recognized on a percentage-of-completion or ratable basis) recognized within the fiscal year.

Support Revenue. Support revenue increased 2.9%, or $2.4 million, in fiscal 2006 and decreased 2.9%, or $2.5 million, in fiscal 2005. The increase in support revenue during fiscal 2006 was due to new software sales and collections from certain customers for outstanding support for which the related revenue did not previously meet the criteria for recognition. During fiscal 2005, decreases in support revenue from non-renewals were not fully offset by increases in support revenue from new software sales. Our percentage of annual support renewals by our clients remains over 90% and we have not lost any of our largest support customers in the past year that had a material negative effect on revenue. There can be no assurance that our historical renewal rate will continue.

Services Revenue. Services revenue decreased 13.6%, or $8.8 million, in fiscal 2006 and decreased 11.4%, or $8.3 million, in fiscal 2005. The decrease in services revenue in fiscal 2006 and fiscal 2005 was the result of the decrease in the number and size of completed software license transactions in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, lower demand for implementation services and competitive rate pressures on consulting engagements. Additionally, the decrease in services revenue in fiscal 2006 was also due in part to the deferral of services revenue related to a closed transaction for which the criteria for revenue recognition has not yet been met. We have experienced a decrease in the number of services employees from both voluntary and involuntary terminations. Services revenue tends to track software license revenue in prior periods. There can be no assurance that the rates we charge for consulting and implementation services will improve, or even remain at current levels. The market for information technology consulting services is highly competitive and we are affected by these market conditions. Accordingly, services revenue may continue to decline unless and until we experience a sustained increase in our software license sales and maintain adequate resource capacity and capabilities. We also expect that services revenue will continue to fluctuate on a quarter-to-quarter basis, as revenue from the implementation of software is not generally recognized in the same period as the related license revenue.

Reimbursed Expenses. Reimbursed expenses decreased 23.0%, or $1.8 million, in fiscal 2006 and decreased 16.0%, or $1.5 million, in fiscal 2005. The decrease in reimbursed expenses is consistent with decreases in services revenue in these periods.

International Revenue. We market and sell our software and services internationally, primarily in Europe, Asia, Canada, Central America and South America. Revenue outside of the U.S. decreased $2.6 million, or 4.0%, to $62.6 million, in fiscal 2006 and decreased $17.4 million, or 21.1%, to $65.2 million in fiscal 2005. Revenue by geographic area is determined on the basis of the geographic area in which transactions are consummated. Revenue outside of the U.S. as a percentage of total revenue was 35.5%, 33.8% and 34.0% in fiscal 2006, 2005 and 2004, respectively. The increase in the percentage of international revenue to total revenue in fiscal 2006 compared to fiscal 2005 is due to a software license transaction in Europe in our first quarter of fiscal 2006 which accounted for more than 10% of the total revenue for that quarter.

Customer Concentration. No individual customer accounted for more than 10% of annual revenue during fiscal 2006, fiscal 2005 or fiscal 2004.

Operating Expenses

Cost of Software License.   Cost of software license consists primarily of amortization of capitalized software development costs and royalty fees associated with third-party software either embedded in our software or resold by us. The following table sets forth amortization of capitalized software development costs and other costs of software for the three fiscal years ended February 28 or 29, 2006, 2005 and 2004 (in thousands):

	Fiscal Year Ended February 28 or 29,
	2006	2005	2004
Amortization of capitalized software	$9,579	$9,407	$8,987
Percentage of software revenue	34.9%	26.0%	12.2%
Other costs of software license	5,321	4,806	6,864
Percentage of software revenue	19.4%	13.3%	9.3%
Total cost of software license	$14,900	$14,213	$15,851
Percentage of software revenue	54.2%	39.3%	21.5%

The increase in the total cost of software in fiscal 2006 as compared to fiscal 2005 was a result of increased amortization of capitalized software in fiscal 2006 and increased amortization of prepaid royalty fees paid to certain alliance partners over the remaining period of benefit. The decrease in the total cost of software in fiscal 2005 as compared to fiscal 2004 was a result of decreased royalties paid to third parties as a result of a decrease in software revenue, partially offset by an increase in amortization of capitalized software due to the product release of version 7.2 in February 2004 and the write-off of one of our capitalized products for which the anticipated future gross revenue was less than the estimated future costs of completing and disposing of the product. Amortization of capitalized software development costs does not vary with software revenue while royalty fees do.

Amortization of Acquired Technology.   In connection with acquisitions in fiscal 2003, 2002 and 2001, we acquired developed technology that we offer as part of our integrated solutions. Acquired technology is amortized over periods ranging from four to six years. We expect annual amortization of acquired technology to be approximately $3.7 million in fiscal 2007.

Cost of Services and Support.   Cost of services and support primarily includes personnel and third-party contractor costs. Cost of services and support, excluding the cost of reimbursed expenses and non-cash stock-option compensation expense, decreased $12.8 million, or 17.4%, to $60.8 million in fiscal 2006 compared to fiscal 2005 and decreased $6.6 million, or 8.2%, to $73.7 million in fiscal 2005 compared to fiscal 2004. Cost of services and support, excluding the cost of reimbursed expenses and non-cash stock-option compensation expense, as a percentage of related revenue was 42.7%, 49.5% and 50.2% in fiscal 2006, 2005 and 2004, respectively. The decrease in cost of services and support in fiscal 2006 and 2005 was attributable to an overall decrease in the average number of services and support employees to 279, 304 and 366 in fiscal 2006, 2005 and 2004, respectively. This was a result of the implementation of our cost containment and cost reduction initiatives during fiscal 2006, fiscal 2005 and fiscal 2004, as well as from voluntary attrition. The decrease in cost of services and support as a percentage of related revenue in fiscal 2006 as compared to fiscal 2005 was primarily the result of lower outside contractor costs and a $1.5 million benefit recorded in fiscal 2006 related to the reversal of a recorded provision for anticipated loss on a contract for which our obligation to provide services expired during fiscal 2006. The decrease in cost of services and support as a percentage of related revenue in fiscal 2005 as compared to fiscal 2004 reflected a slight increase in the proportion of the revenue derived from support services during fiscal 2005, which historically have higher margins than implementation services.

Sales and Marketing.   Sales and marketing expense consists primarily of personnel costs, sales commissions, promotional events such as user conferences, trade shows and technical conferences, advertising and public relations programs. Sales and marketing expense decreased $14.1 million, or 26.8%, to $38.6 million in fiscal 2006 as compared to fiscal 2005 and decreased $13.4 million, or 20.3%, to $52.7 million in fiscal 2005 as compared to fiscal 2004. The decrease in fiscal 2006 and fiscal 2005 was due to:

•        an overall decrease in the average number of sales, marketing and business development employees to 120 for fiscal 2006 compared to 170 for fiscal 2005 and 216 for fiscal 2004, which was primarily a result of the implementation of our exit and disposal plans in fiscal 2006, fiscal 2005 and fiscal 2004;

•        a decrease in travel, advertising and public relations spending resulting from cost containment and cost reduction measures implemented in fiscal 2006 and fiscal 2005; and

•        a decrease in sales commissions due to lower software revenue in fiscal 2005 as compared to fiscal 2004.

Offset by:

•        an increase in sales commissions and incentives in fiscal 2006 as compared to fiscal 2005; and

•        an increase in bad debt expense in fiscal 2005 as compared to fiscal 2004.

Product Development.   Product development costs include expenses associated with the development of new software products, enhancements of existing products and quality assurance activities and are reported net of capitalized software development costs. Such costs are primarily from employees and third-party contractors. The following table sets forth product development costs for the three fiscal years ended February 28 or 29, 2006, 2005 and 2004 (in thousands):

	Fiscal Year Ended February 28 or 29,
	2006	2005	2004
Gross product development costs	$31,018	$41,977	$46,121
Percentage of total revenue	17.4%	21.7%	19.0%
Less: Capitalized software development costs	3,501	9,573	9,888
Percentage of total revenue	2.0%	5.0%	4.1%
Product development costs, as reported	$27,517	$32,404	$36,233
Percentage of total revenue	15.4%	16.8%	14.9%

Gross product development costs decreased $11.0 million, or 26.1%, in fiscal 2006 as compared to fiscal 2005 and decreased $4.1 million, or 9.0%, in fiscal 2005 as compared to fiscal 2004. The decrease in fiscal 2006 and 2005 was due to:

•        a decrease in the average number of product development contractors in the U.S. in fiscal 2006 and fiscal 2005;

•        a decrease in personnel costs as we continue to migrate more of our product development efforts to our product development center in Hyderabad, India and take advantage of the lower wage resources located in that region;

•        an overall decrease in the average number of product development employees to 218 in fiscal 2005, compared to 275 in fiscal 2004. This was primarily a result of the implementation of our exit and disposal plans in fiscal 2005; and

•        further consolidation of our U.S. product development function to our corporate headquarters in Rockville, Maryland in fiscal 2005.

General and Administrative.   General and administrative expenses include personnel and other costs of our legal, finance, accounting, human resources, facilities and information systems functions. General and administrative expenses decreased $2.2 million, or 10.1%, to $19.9 million in fiscal 2006 as compared to fiscal 2005 and decreased $2.9 million, or 11.8%, to $22.1 million in fiscal 2005 as compared to fiscal 2004. The decrease in fiscal 2006 as compared to fiscal 2005 was the result of a decrease in the average number of general and administrative employees and facility expenses resulting from the implementation of our exit and disposal plans during fiscal 2006 and fiscal 2005 and decreased outside professional fees incurred in fiscal 2006. The decrease in fiscal 2005 as compared to fiscal 2004 was the result of a decrease in the average number of general and administrative employees resulting from the implementation of our exit and disposal plans during fiscal 2005 and fiscal 2004, in addition to a decrease in property tax expense related to a settlement with the State of Maryland. The decrease was partially offset by an increase in accounting professional fees primarily related to compliance with the Sarbanes-Oxley Act of 2002.

Amortization of Intangibles.   Our past acquisitions were accounted for under the purchase method of accounting. As a result, we recorded goodwill and other intangible assets that represent the excess of the purchase price paid over the fair value of the net tangible assets and identifiable intangible assets acquired. Other intangible assets are amortized over periods ranging from four to seven years. Amortization of intangibles decreased $0.9 million, or 13.5%, to $5.8 million in fiscal 2006 compared to fiscal 2005 and increased $2.0 million, or 42.2%, to $6.6 million in fiscal 2005 compared to fiscal 2004. The decrease in amortization of intangibles in fiscal 2006 was due to the completed amortization in fiscal 2006 of the customer relationship asset related to the Talus acquisition, an acquired technology asset related to the Spaceworks acquisition and the completed amortization in fiscal 2005 of acquired technology related to the STG and Talus acquisitions. Additionally, the decrease in fiscal 2006 was due in part to the absence of amortization for a full year of acquisition-related intangible assets related to the Partminer CSD, Inc. asset acquisition due to the impairment charge recorded for the remaining net book value of those assets during fiscal 2006 (See Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). The increase in amortization of intangibles in fiscal 2005 was due to a change in the Talus customer relationships amortization from seven years to five years in late fiscal 2004, partially offset by the completion of amortization in fiscal 2005 of acquired technology related to the STG and Talus acquisitions.

Goodwill Impairment.   We test goodwill for impairment on an annual basis, coinciding with our fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce our implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) below our carrying value. Please see Item 1A—“Risk Factors—Risks Related to Our Business.” During the three months ended May 31, 2005 and the six months ended August 31, 2004, we experienced adverse changes in our stock price resulting from our poor financial performance. As a result, we performed a test for goodwill impairment at May 31, 2005 and August 31, 2004 and determined that based upon our implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) as of May 31, 2005 and August 31, 2004, there was no impairment of goodwill. During the three months ended November 30, 2005, our Chief Financial Officer left to take a position at another company. As a result, we performed a test for goodwill impairment as of November 30, 2005. We determined that based upon the implied fair value (which includes factors such as, but not limited to, our market capitalization, control premium and recent stock price volatility) as of November 30, 2005, there was no impairment of goodwill.

We performed our annual goodwill impairment reviews on February 28, 2006 and February 28, 2005 and determined that our implied fair value exceeded our carrying value. Accordingly, no goodwill impairment charge was recorded during fiscal 2006 or fiscal 2005. Details of our amortization of intangibles and goodwill impairment are included in Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Exit and Disposal Activities.   In order to adjust our cost structure and resource allocation to increase efficiencies and reduce excess office space, we adopted exit and disposal plans in the second quarter of fiscal 2005, the first and fourth quarters of fiscal 2004 and in the second, third and fourth quarters of fiscal 2003. In connection with our decision to implement these plans, we incurred related exit and disposal charges of $3.3 million, $17.3 million and $18.6 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

The following table sets forth a summary of exit and disposal activity charges, net of adjustments, for fiscal 2006, fiscal 2005 and fiscal 2004 (in thousands):

	Fiscal Year Ended February 28 or 29,
	2006	2005	2004
Lease obligations and terminations	$1,955	$8,119	$12,917
Severance and related benefits	1,163	6,064	855
Impairment charges	206	2,742	4,241
Other	(25)	387	614
Total exit and disposal activities	$3,299	$17,312	$18,627

The impact to reported basic and diluted loss per share as a result of the exit and disposal charges was $(0.04), $(0.21) and $(0.26) for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

In response to the difficulties we faced in our ability to stabilize revenue and operating performance, we enacted a number of cost containment and cost reduction measures over the past three fiscal years to better align our cost structure with expected revenue. Specifically, we took the following actions:

1.                We reduced our workforce by 173 and 79 employees through involuntary terminations with the fiscal 2005 and 2004 exit and disposal plans, respectively.

2.                We further consolidated our product development function in the U.S. to the corporate headquarters in Rockville, Maryland as part of the exit and disposal plans in fiscal 2005 and fiscal 2004. This included the relocation of certain employees from Wayne, Pennsylvania; San Carlos, California; Atlanta, Georgia; Denver, Colorado and Ottawa, Canada to Rockville, Maryland.

3.                As a result of the workforce reductions, product development consolidation and employee attrition, certain of our facilities were under-utilized. Accordingly, we consolidated our remaining workforce in the under-utilized facilities and abandoned the then-vacated office space. The facilities permanently removed from our operations during fiscal 2006, 2005, 2004 and 2003 were located in Brussels, Belgium, Wayne, Pennsylvania; Irving, Texas; Detroit, Michigan; Denver, Colorado; Ottawa, Canada; Itasca, Illinois; Milan, Italy; Munich and Ratingen, Germany, Stockholm, Sweden and the Philippines. A portion of the office space was permanently vacated in certain facilities located in Rockville, Maryland; Atlanta, Georgia; Calabasas and San Carlos, California; Bracknell, United Kingdom and Tokyo, Japan.

4.                As part of the consolidation of our facilities, certain leasehold improvements and furniture and fixtures were abandoned. As a result, we recorded non-cash charges equal to the net book value of these abandoned assets in exit and disposal activity charges.

As a result of our exit and disposal activities and cost containment initiatives during the past four fiscal years, we have reduced “all other operating expenses” (as shown in the table under “Key Financial Metrics—Fiscal 2006”) to $167.8 million in fiscal 2006 and $203.0 million in fiscal 2005. Details of our exit and disposal charges are included in Note 14 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Substantially all of the cost savings from our exit and disposal activities and cost containment initiatives implemented in fiscal 2004 were reflected in our operating results by the first quarter of fiscal 2005. As of February 28, 2006, we had achieved quarterly cost savings of approximately $7.5 million, compared to the third quarter of fiscal 2005 as a result of implementing our exit and disposal plans during fiscal 2006 and 2005. We have completed most of the planned initiatives approved in our second quarter fiscal 2005 exit and disposal plans and will complete the remainder of the initiatives in fiscal 2007. The total exit and disposal charges reflected in the financial statements are based on management’s current estimates, which may change materially if actual lease-related expenditures or sublease income differ from current estimates.

Non-Cash Stock-Option Compensation Expense.   We recognized non-cash stock-option compensation expense of $0.0 million, $0.2 million and $1.8 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, related to unvested stock options assumed in the acquisition of Talus. As part of the Talus acquisition, we assumed all outstanding Talus stock options, which were converted into our stock options. Options to purchase approximately 631,000 shares of our common stock were unvested at the acquisition date. FASB Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation” requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. The unamortized value of these stock awards is included as a separate component of stockholders’ equity. All of these outstanding options are fully vested and all compensation expense has been recognized as of February 28, 2006.

Repriced Options.   In January 1999, the Company repriced certain employee stock options, other than those held by executive officers or directors. This resulted in approximately 3.0 million options being repriced and the four-year vesting period starting over. Under FIN 44, repriced options are subject to variable plan accounting, which requires compensation cost or benefit to be recorded each period based on changes in our stock price until the repriced options are exercised, forfeited or expire. The initial fair value used to measure the ongoing stock option compensation charge or benefit was $22.19 based on the closing price of our common stock on June 30, 2000. Since our stock price at the beginning and end of fiscal 2006, 2005 and 2004 was below $22.19, no charge or benefit was recorded during fiscal 2006, 2005 and 2004. As of February 28, 2006, approximately 283,550 repriced options were still outstanding, all of which are fully vested. In future periods, we will record additional charges or benefits related to the repriced stock options still outstanding based on the change in our common stock price compared to the last reporting period. If our stock price at the beginning and end of any reporting period is less than $22.19, no charge or benefit will be recorded.

Other Expense, Net

Other Expense, Net, includes interest income from cash and cash equivalents, marketable securities and long-term investments, interest expense from borrowings and payments on our capital lease obligations, foreign currency exchange gains or losses and other gains or losses. Other expense, net, decreased $1.5 million, or 20.9%, to $5.8 million in fiscal 2006 as compared to fiscal 2005 and decreased $6.1 million, or 45.6%, to $7.3 million in fiscal 2005 as compared to fiscal 2004. The decrease in Other Expense, Net in fiscal 2006 as compared to fiscal 2005 relates primarily to an increase in interest income of $1.6 million due to increased interest rates on our cash and investments. The decrease in Other Expense, Net in fiscal 2005 compared to fiscal 2004 relates to a decrease in interest expense of approximately $3.6 million primarily related to a reduction in interest expense on our outstanding convertible notes due to the conversion of $74.5 million of our Notes during fiscal 2004 (See Note 7 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K), an increase in interest income of $0.7 million in fiscal 2005 and a decrease of other expense of $0.1 million and a foreign currency exchange gain of $0.3 million in fiscal 2005 compared to a $1.6 million foreign currency exchange loss in fiscal 2004.

Debt Conversion Expense

During fiscal 2004, the Company exchanged $74.5 million of its Notes for 9,725,750 shares of its common stock in privately negotiated transactions with note holders. The offer and issuance of the common stock underlying these transactions were exempt from registration under Section 3(a) (9) of the Securities Act of 1933 and were freely traded upon issuance.

At the conversion price of $44.06 per share, the $74.5 million of Notes exchanged would have been convertible into 1,690,780 shares of common stock. For accounting purposes, the additional 8,034,970 shares of common stock that the Company issued in these transactions are considered an inducement for the holders to convert their Notes, which required the Company to record a non-operating expense equal to the fair value of the additional shares issued to the holders. Accordingly, the Company recorded a non-cash debt conversion expense of approximately $59.8 million during the year ended February 29, 2004. These transactions resulted in a $74.5 million reduction of the Notes outstanding and increased stockholders’ equity by $74.5 million. The 9,725,750 shares of common stock issued in these transactions represented approximately 11.9% of the shares outstanding as of February 28, 2004.

(Benefit from) Provision for Income Taxes

We recorded an income tax (benefit) provision of $(3.6) million, $0.7 million and $1.3 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. In fiscal 2006, fiscal 2005 and fiscal 2004, $(3.7) million, $0.6 million and $1.0 million of the income tax (benefit) provision relates to foreign taxes, respectively.

Management performed an analysis, based on various factors, including our current year financial results, our cumulative losses for the three year period ended February 28, 2006, and estimates of future profitability, as of February 28, 2006 and February 28, 2005, and concluded that future taxable income will, more likely than not, be insufficient to recover our net deferred tax assets as of February 28, 2006 and February 28, 2005. Therefore, we have maintained a valuation allowance for the full amount of our net deferred tax assets. Management will continue to monitor its estimates of future profitability and the likelihood of realizing our net deferred tax assets based on evolving business conditions.

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

•       any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the diluted earnings per common share calculations (to the extent that we have positive net income);

•       the issuance of common stock to raise capital or effect business combinations should we enter into such transactions; and

•       assumed or actual conversions of our convertible debt into common stock.

Liquidity and Capital Resources

Historically, we have financed our operations and met our capital expenditure requirements through cash flows provided from operations, long-term borrowings (including the sale of convertible notes) and sales of equity securities. The significant components of our working capital are liquid assets such as cash and cash equivalents, marketable securities and trade accounts receivable, reduced by accounts payable, accrued expenses, short-term restructuring obligations and deferred revenue. In fiscal 2006, working capital increased $15.2 million, to $120.7 million primarily as a result of cash flows provided by operating activities.

Cash, cash equivalents and marketable securities increased $4.8 million during fiscal 2006 to $140.7 million, as of February 28, 2006. The increase is due to changes in working capital items, including $9.7 million in payments for exit and disposal obligations, as well as:

•        $0.5 million in cash proceeds from employee stock purchase plan purchases.

Offset by:

•        $6.7 million in expenditures on property, equipment and software, including $3.6 million of capitalized software; and

•        $2.9 million in principal payments on long-term debt and capital leases.

We believe that the combination of cash, cash equivalents and marketable securities and anticipated cash flows from operations will be sufficient to fund expected capital expenditures, capital lease obligations and working capital needs for the next twelve months.

On April 24, 2006, we entered into a definitive Agreement and Plan of Merger with JDA and the Merger Sub. Under the Merger Agreement, the Merger Sub will be merged with and into the Company, with the Company continuing after the Merger as a wholly-owned subsidiary of JDA. At the effective time of the Merger, each issued and outstanding share of Company Common Stock will be converted into the right to receive $2.50 in cash. There can be no assurance the Merger will be consummated as planned. In the event the transaction does not close, we will evaluate alternatives to address our outstanding Notes (See Note 7), which become due in November 2007, including, but not limited to, seeking additional debt or equity financing, exchanging existing Notes outstanding for equity, selling existing company assets and other potential solutions.

Commitments

As of February 28, 2006, our future fixed commitments and the effect these commitments are expected to have on our liquidity and cash flows in future periods are as follows (in thousands):

	Fiscal Year Ended February 28 or 29,
	2007	2008	2009	2010	2011	Thereafter	Total
Capital lease obligations(1)	$1,791	$820	$123	—	$—	$—	$2,734
Operating lease obligations not in exit and disposal activities	6,958	6,465	5,284	5,256	5,394	11,367	40,724
Operating lease obligations in exit and disposal activities	7,114	5,778	4,213	4,052	4,137	13,333	38,627
Convertible subordinated notes(1)	8,775	185,006	—	—	—	—	193,781
Total fixed commitments	$24,638	$198,069	$9,620	$9,308	$9,531	$24,700	$275,866

(1)          Includes principal and interest payments

Lease Commitments

The lease commitments in the above table designated as “Operating lease obligations in exit and disposal activities” include only the non-cancelable portion of lease commitments included in past initiatives and, accordingly, have not been reduced by estimated sublease income. However, as required by EITF 88-10 and SFAS 146, we have reduced these lease commitments by estimated sublease income in determining the total exit and disposal obligations of $15.0 million recorded in the accompanying balance sheet as of February 28, 2006. Please refer to Note 8 and Note 14 in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Convertible Subordinated Notes

The Company had $175.5 million in Notes outstanding as of February 28, 2006. The Notes bear interest at 5.0% per annum which is payable semi-annually. The fair market value of the Notes in the hands of the holders was $164.5 million on February 28, 2006, based on market quotes. The Notes mature in November 2007 and are convertible into approximately 4.0 million shares of the Company’s common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that we issue our common stock as a dividend or distribution with respect to our common stock, we subdivide, combine or reclassify our common stock, we issue rights to our common stockholders to purchase our common stock at less than market price, we make certain distributions of securities, cash or other property to our common stockholders (other than ordinary cash dividends), or we make certain repurchases of our common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require us or our successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants. Since November 7, 2003, we have had the right to redeem, from time to time, the Notes in whole or in part, at our option. Redemption can be made on at least 30 days’ notice if the trading price of our common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

Redemption Period	Redemption Price
November 1, 2005 through October 31, 2006	101%
November 1, 2006 through maturity	100%

Pursuant to the Merger Agreement, we will conduct a cash tender offer for all of the outstanding Notes. Closing of that tender offer will be conditioned on the closing of the Merger. If the Merger is not consummated, we may choose to purchase a portion of the Notes in the open market from time to time with cash or enter into alternative transactions to reduce the balance of the Notes, such as exchanging Notes for shares of our common stock, if we are able to do so on terms favorable to us. Purchases of the Notes with cash would reduce our debt outstanding and may result in a decrease to our liquidity and working capital.

Credit Facility

We had a one-year unsecured revolving credit facility with Silicon Valley Bank (“SVB”) for $15.0 million which expired on March 30, 2005. On April 8, 2005, we renewed the credit facility with SVB for $15.0 million and a two-year term, effective March 29, 2005 (the “Credit Facility”). Under the terms of the Credit Facility, we may request cash advances, letters of credit, or both. Borrowings under the Credit Facility accrue interest at the prime rate plus 0.5%. The Credit Facility requires us to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) our ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. We were in compliance with all financial covenants as of February 28, 2006 and there were no cash draws outstanding. As of February 28, 2006, we had $10.0 million in letters of credit outstanding under the Credit Facility, of which $8.9 million is related to securing our lease obligations for certain office space and $1.1 million is related to securing an additional line of credit in China, which was never executed. The $1.1 million letter of credit expires in May 2007 and cannot be drawn upon by the beneficiary because the line of credit for which it was issued to secure was never executed. Pursuant to the Merger Agreement, we will cooperate with JDA to replace, at the closing of the Merger, the letters of credit that are outstanding with SVB with newly issued letters of credit.

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

The Credit Facility includes a provision for supplemental equipment advances, under which we may borrow up to an additional $5.0 million for the purchase of equipment, office furniture and other capital expenditures. Amounts could be borrowed for such capital expenditures through December 31, 2005 and accrued interest at a fixed interest rate equal to 7.75% annually. Equipment advances would have been repaid monthly over a 36-month-period, beginning in the month following the advance. Our right to request supplemental equipment advances expired on December 31, 2005 and we made no draw downs. The financial covenants for the supplemental equipment advances were the same as The Credit Facility and we were in compliance with all financial covenants.

We had an additional credit agreement (the “Equipment Line”) with SVB, as amended, which expired March 31, 2003, under which we were permitted to borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the Equipment Line accrue interest at a rate equal to the greater of the three-year Treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. During fiscal 2003, we borrowed $2.9 million under the Equipment Line. As of February 28, 2006, we have repaid all amounts borrowed and have no amounts outstanding. The financial covenants for the Equipment Line are the same as the financial covenants for the Credit Facility. We were in compliance with all financial covenants as of February 28, 2006.

Cash Flows

Cash provided by (used in) operations was $14.5 million, $(5.5) million and $6.8 million in fiscal 2006, 2005 and 2004, respectively. The improvement in operating cash flows of $20.0 million in fiscal 2006 compared to fiscal 2005 resulted from a lower net loss in fiscal 2006, decreased payments made to vendors related to the timing of receiving vendor invoices, decreased payments made related to our exit and disposal activities, decreased employee compensation payments related to the timing of our payroll, partially offset by a lower contribution of accounts receivable and an increase in deferred revenue related to the timing and seasonality of our support renewals. The decline in operating cash flows of $12.3 million in fiscal 2005 compared to fiscal 2004 resulted from a decrease in contribution of accounts receivable due to lower revenue, increased payments related to exit and disposal activities, increased payments made to vendors related to the timing of receiving vendor invoices, partially offset by a decrease in the payment of interest on our convertible debt as a result of the decrease in our outstanding debt balance and a lower net loss in fiscal 2005 compared to fiscal 2004.

Cash used in investing activities was $11.8 million, $10.8 million and $34.0 million in fiscal 2006, 2005 and 2004, respectively. Investing activities consist of the sales and purchases of marketable securities and long-term investments, changes in restricted cash, purchases and sales of property and equipment, purchases and capitalization of software, and acquisitions of businesses. Total purchases of property and equipment were $3.1 million in fiscal 2006, $4.1 million in fiscal 2005 and $2.2 million in fiscal 2004. In fiscal 2004, approximately $13.0 million was provided by the elimination of cash restrictions upon the transfer of our letters of credit from Bank of America to SVB. Approximately $3.3 million of this $13.0 million was recorded as a deposit to secure an international lease. Acquisitions of businesses, net of cash acquired of $2.0 million during fiscal 2004 relates to proceeds received that were held in escrow from prior acquisitions. Sales of marketable securities, net of (purchases), were $(5.1) million in fiscal 2006, $20.1 million in fiscal 2005 and $(26.3) million in fiscal 2004. Sales of long-term investments, net of (purchases), were $(18.9) million in fiscal 2005 and $(9.0) million in fiscal 2004.

Cash (used in) provided by financing activities was $(2.4) million, $(1.7) million and $5.5 million in fiscal 2006, 2005 and 2004, respectively. Cash (used in) provided by financing activities consisted of cash proceeds from the exercise of stock options and employee stock plan purchases, cash proceeds from borrowings on our line of credit and cash payments for principal amounts on our SVB equipment line of credit and capital lease obligations.

Our cash position may decline in the future, primarily due to cash outflows associated with our exit and disposal activities, our operations and our debt service obligations. We are obligated to pay approximately $8.8 million of interest annually on our $175.5 million of Notes. Additionally, the Notes will mature and become due and payable in November 2007.

Although we expect that existing cash, cash equivalents and short-term investment balances will satisfy our working capital and capital expenditure requirements for the next twelve months, there can be no assurance that in the longer term we will be successful in obtaining or maintaining an adequate level of cash resources. We may be forced to act more aggressively in the future in the area of expense reduction in order to conserve cash as we look for alternative liquidity solutions.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities.

Lease Arrangements.

We have entered into operating leases with unrelated third parties for our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are sometimes referred to as a form of off-balance sheet financing. Future minimum lease payments under our operating leases as February 28, 2006 are detailed previously in “Liquidity and Capital Resources.” Under the terms of our Credit Facility, we may request cash advances, letters of credit, or both. As of February 28, 2006, $10.0 million in letters of credit was outstanding under the Credit Facility, of which $8.9 million is related to securing our lease obligations for certain office space.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The FASB issued SFAS 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

SFAS No. 123 (Revision 2004), “Share-Based Payment” (“SFAS 123 (R)”) was issued in December 2004 and was to be effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. We currently account for our share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, we comply with the stock-based employer compensation disclosure requirements of SFAS 148. On March 29, 2005, the SEC issued Staff Accounting Bulletin Topic 14, “Share-Based Payment” (“SAB 107”). SAB 107, which becomes effective for public companies upon their adoption of SFAS No. 123(R), describes the SEC Staff’s views in determining the assumptions that underlie the fair value estimates and interaction of SFAS No. 123(R) with certain existing SEC guidance. On April 14, 2005, The Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123 (R). The new rule allows companies to implement SFAS 123 (R) at the beginning of their next fiscal year, instead of their next reporting period beginning after June 15, 2005. We plan to adopt the new statement beginning in the first quarter of fiscal 2007. We believe the adoption of SFAS 123 (R ) will have a material impact on our financial position and results of operations.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Foreign Currency Risk. We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. Such changes could result in cumulative translation gains or losses that are included in shareholders’ equity. Revenue outside of the U.S. as a percentage of total revenue was 35.5%, 33.8% and 34.0% for fiscal 2006, 2005 and 2004, respectively. Revenue outside the U.S. is derived from operations in Australia, Belgium, Brazil, Canada, The People’s Republic of China, France, Hong Kong, Japan, Malaysia, Mexico, Singapore, Taiwan and the United Kingdom. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries result in positive or negative fluctuations in the amounts relating to foreign operations reported in our condensed consolidated financial statements. None of the components of our Statement of Operations were materially affected by exchange rate fluctuations during fiscal 2006, 2005 and 2004. We generally do not use foreign currency options and forward contracts to hedge against the earnings effects of such fluctuations. While we do not expect to incur material losses as a result of this currency risk, there can be no assurance that losses will not result.

Interest Rate Risk. Our marketable securities and certain cash equivalents are subject to interest rate risk. Fixed income instruments are subject to interest rate risk and, accordingly, if market interest rates increase, these investments will decline in value. We manage this risk by maintaining an overall investment portfolio of available-for-sale instruments with high credit quality and relatively short average maturities. Instruments in our entire portfolio include, but are not limited to, commercial paper, money-market instruments, bank time deposits and variable rate and fixed rate obligations of corporations and national, state and local governments and agencies, in accordance with an investment policy approved by our Board of Directors. These instruments are denominated in U.S. dollars. As of February 28, 2006 and February 28, 2005, the fair market value of our long-term investments and marketable securities held was $61.2 million and $55.5 million, respectively. We also hold cash balances in accounts with commercial banks in the U.S. and foreign countries. These cash balances represent operating balances only and are invested in short-term deposits of the local bank.

The U.S. Federal Reserve Board influences the general market rates of interest. During fiscal 2006, the Federal Reserve Board increased the discount rate by 300 basis points from 2.5% to 5.5%. The Federal Reserve Board subsequently raised the discount rate by 0.25 basis points. As of May 10, 2006, the discount rate was 5.75%.

The weighted average yield on interest-bearing investments held as of February 28, 2006 and February 28, 2005 was approximately 3.61% and 1.7%, respectively. Based on our investment holdings at February 28, 2006, a 100 basis point decline in the average yield would reduce our annual interest income by $0.9 million.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.   CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and acting Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and acting Principal Financial Officer concluded the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, our management assessed the effectiveness of our internal controls over financial reporting as of February 28, 2006. In making this assessment, management used the criteria set forth in the Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under COSO, our management concluded that our internal control over financial reporting was effective as of February 28, 2006.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

Changes in Internal Control over Financial Reporting

Based on the evaluation conducted by management, including the Chief Executive Officer and the acting Principal Financial Officer, there were no changes in our internal controls during the fourth quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Manugistics Group, Inc.
Rockville, Maryland

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Manugistics Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 28, 2006, of the Company and our report dated May 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 14, 2006

Item 9B.   Other information.

Special Recognition Cash Bonus Pool

During the first quarter of fiscal year 2007, the Board and the Compensation Committee of the Board (the “Compensation Committee”) considered on several occasions the appropriate level of special recognition bonuses for certain employees of the Company in light of the Merger, and approved an aggregate of up to $1.25 million of cash bonuses (the “Special Recognition Bonus Pool”) to be allocated among the applicable employees of the Company, separate from and in addition to any other compensation owed them and contingent upon the closing of the Merger. The Board and the Compensation Committee (i) approved the allocation of $350,000 of the Special Recognition Bonus Pool to Joseph L. Cowan, Chief Executive Officer of the Company, and (ii) authorized Mr. Cowan to determine the allocation of the remaining $900,000 of the Special Recognition Bonus Pool to executive officers and key employees of the Company. An aggregate of $627,500 of the Special Recognition Bonus Pool  will be awarded to the Company’s remaining executive officers (with the balance of the pool allocated to other employees) including $104,500 to Edward R. Daihl, Senior Vice President, Revenue Management, $73,000 to Kelly Davis-Stoudt, Vice President, Controller and Chief Accounting Officer, $195,000 to Jeffrey L. Kissling, Senior Vice President and Chief Technology Officer, $55,000 to Ronald P. Kubera, Senior Vice President of Consumer Goods and European Operations, $45,000 to Lori Mitchell-Keller, Senior Vice President of Global Marketing & Solution Management and $155,000 to Timothy T. Smith, Senior Vice President & General Counsel. These bonuses will be paid within thirty (30) days after closing of the Merger, subject to the continued employment of each individual with the Company up to and through the closing of the Merger.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In light of the pending Merger, the Company has not scheduled an annual meeting of stockholders for 2006 and does not plan to file a definitive proxy statement involving the election of directors unless the Company’s stockholders do not approve the Merger at the special meeting of stockholders.

Directors and Executive Officers

The Third Amended and Restated By-Laws of the Company (the “By-Laws”) provide that the Company’s business shall be managed by a Board of Directors of not fewer than six and not more than nine directors, with the number of directors to be fixed by the Board of Directors from time to time. The number of directors is presently fixed at nine. The By-Laws also provide that the Company’s Board of Directors is divided into three classes: Class I, Class II and Class III, each class being as nearly equal in number as possible. The directors in each class serve terms of three years and until their respective successors have been elected and qualified. The term of office of one class of directors expires each year in rotation so that one class is elected at each annual meeting of stockholders for a three-year term.

There are presently three directors in Class I, two directors in Class II and three directors in Class III. There is presently one vacancy on the Board. Based upon the recommendations to be made by the Corporate Governance Committee, the Board of Directors will consider suitable candidates to fill the vacancy.

Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board.

Set forth below is certain information concerning our directors as well as the executive officers of the Company and Manugistics, Inc., our principal operating subsidiary. There are no family relationships among any of our executive officers or directors.

Name	Age	Position	Term as Director Expires
Joseph L. Cowan	57	Director and Chief Executive Officer	2007 (Class III)
Lynn C. Fritz	63	Director	2008 (Class I)
William H. Gibson	60	Director	2008 (Class I)
Joseph H. Jacovini	65	Director	2006 (Class II)
William H. Janeway	63	Director	2007 (Class III)
Kevin C. Melia	58	Chairman of the Board	2008 (Class I)
William G. Nelson	72	Director	2007 (Class III)
Thomas A. Skelton	58	Director	2006 (Class II)
Lori Mitchell-Keller	40	Senior Vice President of Global Marketing & Solution Management
Jeffrey L. Kissling	51	Senior Vice President and Chief Technology Officer
Ronald P. Kubera	41	Senior Vice President of Consumer Goods and European Operations
Timothy T. Smith	42	Senior Vice President, General Counsel and Secretary
Edward R. Daihl	52	Senior Vice President, Revenue Management
Kelly Davis-Stoudt	35	Vice President, Controller and Chief Accounting Officer

Mr. Cowan has served as Chief Executive Officer of the Company since July 2004, and as a director of the Company since August 2004. From November 2002 to December 2003, Mr. Cowan served as President and Chief Executive Officer of EXE Technologies, Inc., a provider of supply chain management and work management software and services. From April 2001 to November 2002, he served as President and Chief Executive Officer of Invensys Automation & Information Systems, a business unit of Invensys plc and provider of enterprise resource planning and supply chain management software. From July 2000 to April 2001, Mr. Cowan served as President and Chief Executive Officer, and from April 1998 to July 2000, as Senior Vice President, Sales and Marketing, of Wonderware, a business unit of Invensys plc and provider of industrial automation software.

Mr. Fritz has served as a director of the Company since 1995. Mr. Fritz has been Director General of the Fritz Institute, a disaster relief management firm, since January 2001. From August 2000 to the present, Mr. Fritz has served as Chairman of the Board and Chief Executive Officer of LynnCo Supply Chain Solutions, Inc., a provider of solutions that optimize and analyze logistics networks. From 1988 through May 2001, Mr. Fritz served as Chairman of the Board and Chief Executive Officer of Fritz Companies, Inc., a global freight forwarding and custom house brokerage company.

Mr. Gibson rejoined the Board as a director of the Company in 2005. From its formation in 1986 to 2001, Mr. Gibson served as Chairman of the Board of the Company. From 1986 until June 2000,

Mr. Gibson also served as Chief Executive Officer and President of the Company. Mr. Gibson has been Managing Partner of The Albermarle Group, a private investment company, since February 2001. Mr. Gibson is also a member of the Board of Directors of Venture Philanthropy Partners and the Board of Regents of Villanova University.

Mr. Jacovini has served as a director of the Company since 1986. He is a partner at Dilworth Paxson LLP, based in Philadelphia, Pennsylvania, where he has practiced law since 1965. He has served as Chairman of that firm since January 1998, and as Co-Chairman from 1992 through December 1997. Mr. Jacovini has served as Chairman of the Board of Trustees of Drexel University since May 2003 and as a Trustee of Drexel University since 1990.

Mr. Janeway has served as a director of the Company since October 2002. Mr. Janeway joined Warburg Pincus LLC, a private investment firm, in 1988 as a Managing Director and has served as Vice Chairman of the firm since January 2001. Mr. Janeway serves on the Board of Directors of BEA Systems, Inc., an application platform software provider; and Nuance Communications, Inc., a provider of speech and imaging solutions.

Mr. Melia has served as Chairman of the Board of the Company since April 2005 and as a director of the Company since July 2003. Mr. Melia served as Chairman of the Board and Chief Executive Officer of Manufacturer’s Service Ltd., a large electronic equipment production outsourcing company, from June 1994 to January 2002 and as Chairman of Manufacturer’s Service Ltd. from January 2002 to January 2003. Mr. Melia serves as Chairman of the Board of Iona Technologies, plc, a provider of software products and services for communications providers, and Lightbridge, Inc., a provider of software products and services for communications providers. He also serves as a director of Eircom Group, plc, a telecommunications company and Radisys Corp., a provider of integration software.

Mr. Nelson has served as a director of the Company since 1986. Since 1990, Mr. Nelson has served as Chairman of the Board of HarrisData Services of Wisconsin, Inc., a provider of business application software to mid-size organizations. Mr. Nelson was Chief Executive Officer of HarrisData Services from 1990 to June 2002. Since June 1999, Mr. Nelson has served as Chairman of the Board of Repository Technologies, Inc., a provider of customer relationship management systems for the software industry. From July 1996 until October 2000, Mr. Nelson served as the Chairman of the Board, and, from September 1996 until April 1999, he served as Chief Executive Officer and President, of Geac Computer Corporation Limited, a Canadian provider of enterprise software and systems. From 1986 until its sale in March 2006, Mr. Nelson served on the Board of Directors of Geac Computer Corporation Limited (Canada). Mr. Nelson serves on the Board of Directors of HealthGate Data Corp., a provider of healthcare information and, from May 2002 until 2005, served on the Board of Directors of Catalyst International, Inc., a provider of warehouse management software.

Mr. Skelton has served as a director of the Company since April 1992. Since November 1999, Mr. Skelton has been the principal of Skelton & Associates, LLC, through which he serves as an investor in and advisor to computer software and services companies. He served as President of Cambar Software, Inc. from August 1997 to November 1999. Mr. Skelton also serves on the Board of Directors of Calian Technology Ltd. (Canada), a technology services provider.

Ms. Mitchell-Keller has served as Senior Vice President of Global Marketing & Solution Management since September 2004. From February 2003 to September 2004, Ms. Mitchell-Keller served as Senior Vice President of Product Development & Strategy. From March 2001 to February 2003, Ms. Mitchell-Keller served as Senior Vice President of Market and Technology Strategy. From March 2000 to March 2001, she served as Vice President of Technology Strategy, from October 1999 to March 2000, as Vice President of Product & Solution Marketing and from March 1999 to September 1999, as Vice President of Product Marketing.

Mr. Kissling has served as Senior Vice President and Chief Technology Officer since September 2004. From March 2002 to September 2004, Mr. Kissling was an independent consultant. From June 2001 to March 2002, Mr. Kissling served as Chief Technology Officer of Baan Company, a provider of enterprise resource planning systems and a provider of software and consulting services (“Baan Company”). From June 1999 to June 2001, he served as the Chief Technology Officer of Invensys Manufacturing and Process Systems, a business unit of Invensys plc and provider of enterprise industrial automation systems.

Mr. Kubera has served as Senior Vice President of Consumer Goods since March 2005. From October 2003 to February 2005, Mr. Kubera served as Senior Vice President of Northern European Operations, from March 2001 to October 2003, as Senior Vice President of Global Services, and from March 1999 to February 2001, as Vice President.

Mr. Smith has served as Senior Vice President, General Counsel and Secretary from January 2000 through February 2002 and since July 2002. From June 1998 to December 1999, he served as Vice President and General Counsel for Land Rover North America, Inc., an automobile importer and distributor.

Mr. Daihl has served as Senior Vice President of Revenue Management since November 2005. From September 2004 to October 2005, Mr. Daihl served as Group Vice President of Revenue Management. From August 2003 to September 2004, Mr. Daihl served as President of Dexec Consulting, a provider of management advisory services to the high tech industry. From July 2000 to August 2003, he served as President of CAPS Logistics, a wholly-owned subsidiary of Baan Company, and from July 1999 to July 2000 as the Vice President, Consulting, of Baan Company.

Ms. Davis-Stoudt has served as the Company’s Vice President, Controller and Chief Accounting Officer since May 2004. From April 1999 to May 2004, Ms. Davis-Stoudt served as Assistant Controller.

On October 24, 2002, William H. Janeway, a partner of Warburg Pincus & Co. and a Vice-Chairman and member of Warburg Pincus LLC, a private equity investment firm, was nominated and appointed as a Class III director pursuant to the request for representation on the Board from Warburg Pincus Private Equity VIII, L.P. (“WP VIII”) as a result of WP VIII’s significant ownership interest in the Company in 2002. In connection with Mr. Janeway’s appointment to the Board, the Company entered into a standstill agreement with WP VIII. Under the standstill agreement, the Company consented to the acquisition by WP VIII and certain of its affiliates of up to 19.9% of the Common Stock and agreed that, for as long as WP VIII and its affiliates beneficially own at least ten percent (10%) of the outstanding shares of Common Stock, the Company would nominate and use its best efforts to have elected to the Board one person designated by WP VIII and reasonably acceptable to the Company. If WP VIII beneficially owns less than ten percent (10%) of the outstanding shares of Common Stock as a result of the sale, transfer or disposition of shares of Common Stock by WP VIII, then upon the request of the Company, WP VIII’s designated member of the Board would be required to resign from the Board. Mr. Janeway is indemnified by WP VIII in connection with his service on the Company’s Board of Directors. The standstill agreement expired in October 2005.

Audit Committee and Audit Committee Financial Expert

The Audit Committee presently consists of William G. Nelson (Chairman), Kevin C. Melia and Thomas A. Skelton. The Board of Directors has determined that all members of the Audit Committee are “independent” as that term is defined in the applicable Nasdaq listing standards and regulations of the Securities and Exchange Commission. In addition, the Board of Directors has determined that Mr. Nelson, Mr. Melia and Mr. Skelton have the financial experience required by the applicable Nasdaq listing standards and each of Mr. Nelson and Mr. Melia is an “audit committee financial expert” as defined by applicable regulations of the Securities and Exchange Commission.

The information contained in this Annual Report on Form 10-K with respect to the independence of the members of the Audit Committee shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any prior or subsequent filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference in such filing.

Section 16(a)   Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than ten percent (10%) of the Common Stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes of ownership of the Common Stock with the Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market. Reporting Persons are required to furnish the Company with copies of all forms that they file under Section 16(a). Based solely upon a review of the copies of such forms received by the Company or written representations from Reporting Persons, the Company believes that, with respect to fiscal year 2005, all Reporting Persons complied with all applicable filing requirements under Section 16(a) with the exception of Thomas Skelton who failed to timely file three Form 4 Statements of Changes in Beneficial Ownership each reporting one transaction with respect to certain transfers of shares among himself, his wife and a joint account held for the benefit of himself and his wife and one Form 5 Annual Statement of Changes in Beneficial Ownership of Securities to report four transactions with respect to gifts of shares from Mr. Skelton and his wife to their daughters.

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

Item 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth summary information regarding compensation paid or accrued by the Company for services during fiscal years 2006, 2005 and 2004 to each person serving as the Company’s Chief Executive Officer and each of the four most highly compensated executive officers other than the persons serving as Chief Executive Officer whose individual total salary and bonus on an annual basis exceeded $100,000 for fiscal 2006 (the “Named Executives”). Mr. Cowan and Mr. Kissling joined the Company during fiscal 2005; accordingly, the annual compensation reported for them in fiscal 2005 is for a partial year. Mr. Kubera was not an executive officer at any time during fiscal 2004. Mr. Daihl became an executive officer in fiscal 2006. Mr Rajaji resigned as Executive Vice President and Chief Financial Officer on October 18, 2005, effective November 4, 2005.

Summary Compensation Table

							Long-Term Compensation Awards
							Restricted	Securities
		Annual Compensation					Stock	Underlying
Name and					Other Annual		Award(s)	Options		All Other
Principal Position	Year	Salary	Bonus		Compensation		(23)	(24)		Compensation
Joseph L. Cowan	2006	$400,000	—	(1)	$18,398	(2)	—	—		$45,882	(3)
Chief Executive Officer	2005	$244,102	—		$17,867	(4)	$867,754 (5)	2,000,000		$27,994	(6)
Jeffrey L. Kissling	2006	$225,000	—	(1)	—		$53,790	75,000		$2,063	(7)
Senior Vice President	2005	$110,913	—		—		—	275,000		$271	(8)
and Chief Technology
Officer
Ronald P. Kubera	2006	$225,000	—	(1)	$130,075	(9)	$53,790	50,000		$3,841	(10)
Senior Vice President,	2005	$201,667	$34,355		$24,846	(11)	$63,700	175,000		$120,104	(12)
Consumer Products
Lori Mitchell-Keller	2006	$225,000	—	(1)	—		$44,825	50,000		$3,412	(13)
Senior Vice President,	2005	$207,483	—		$200	(14)	$64,575	—		$3,192	(15)
Global Marketing and	2004	$180,651	$20,000		—		$98,145	—		$225	(16)
Solution Management
Edward R. Daihl	2006	$200,000	—	(1)	—		—	50,000		$1,500	(17)
Senior Vice President, Revenue Management
Raghavan Rajaji	2006	$219,173	—		$757	(18)	$47,206	—		$9,678	(19)
Former Executive Vice	2005	$311,667	—		—		$89,180	205,000		$7,875	(20)
President and Chief	2004	$264,458	$25,000		—		$159,450	345,429	(21)	$11,439	(22)
Financial Officer

(1)             No bonuses were paid during fiscal 2006. Each of Messrs. Cowan, Kissling, Kubera and Daihl and Ms. Mitchell-Keller received cash awards for achieving corporate performance or managerial targets and goals in the fourth quarter of fiscal 2006 in the amounts of $100,000, $33,750, $56,250, $30,000 and $35,550, respectively, which cash awards were paid in the first quarter of fiscal 2007.

(2)             Represents a car allowance of $16,200 and $2,198 in transportation and living expenses.

(3)             Represents $40,417 in housing expenses, $4,132 for additional life insurance premiums, and a $1,333 employer contribution to the Company’s 401(k) Plan.

(4)             Represents a car allowance of $9,885 and $7,982 in transportation and living expenses.

(5)             In connection with his employment with the Company, Mr. Cowan was awarded a total of 333,000 restricted shares, 200,000 of which vested upon grant and the remainder of which vested on January 1, 2006 as a result of his employment through that date.

(6)             Represents $21,436 in housing expenses, $1,033 for additional life insurance premiums and $5,525 for legal services.

(7)             Represents a $2,063 employer contribution to the Company’s 401(k) Plan.

(8)             Represents $271 in housing expenses.

(9)             Includes $129,675 for tax equalization payments.

(10)       Represents a $3,191 employer contribution to the Company’s 401(k) Plan and $650 for additional life insurance premiums.

(11)       Includes $24,646 for tax equalization payments.

(12)       Represents $94,272 for housing and relocation expenses, $22,195 for cost of living expenses, $650 for additional life insurance premiums and a $2,987 employer contribution to the Company’s 401(k) Plan.

(13)       Represents a $3,187 employer contribution to the Company’s 401(k) Plan and $225 for additional life insurance premiums.

(14)       Represents a $200 good health subsidy.

(15)       Represents a $2,967 employer contribution to the Company’s 401(k) Plan and $225 for additional life insurance premiums.

(16)       Represents $225 for additional life insurance premiums.

(17)       Represents a $1,500 employer contribution to the Company’s 401(k) Plan.

(18)       Represents $757 in unpaid vacation pay.

(19)       Represents a $2,278 employer contribution to the Company’s 401(k) Plan, $3,341 for additional life insurance premiums and $4,059 for professional tax services.

(20)       Represents $3,304 for additional life insurance premiums, $1,733 for professional tax services and a $2,838 employer contribution to the Company’s 401(k) Plan.

(21)       Includes 245,429 options granted in connection with the Company’s option exchange program commenced February 10, 2003 (“2003 OEP”).

(22)       Represents $6,609 for additional life insurance premiums, $1,567 for professional tax services and a $3,263 employer contribution to the Company’s 401(k) Plan.

(23)       The number and value of the aggregate restricted stock holdings of Messrs. Kissling and Kubera, Ms. Mitchell-Keller and Messrs. Daihl and Rajaji at the end of fiscal 2006 were 30,000 shares valued at $55,800, 55,000 shares valued at $46,500, 65,000 shares valued at $120,900, 25,000 shares valued at $46,500, and 60,000 shares valued at $111,600, respectively. Mr. Cowan had no restricted shares at the end of fiscal 2006. If the Merger is consummated, any restricted stock will be cashed out in the Merger at a price per share of $2.50, less any required tax withholdings.

(24)       If the Merger is consummated, any options that are not exercised in advance of the closing will be cashed out in connection with the Merger for the positive difference (if any) between $2.50 and the exercise price of the options, without regard to whether the options were already vested, and with the result reduced by applicable tax withholdings.

Stock Options

The following table sets forth certain information concerning the grant of options to the persons serving as Chief Executive Officer and other Named Executives in fiscal 2006. The Company has not granted any stock appreciation rights (“SARs”).

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options		Percent of Total Options Granted to Employees in	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Granted (#)		Fiscal Year	($/share)*	Date	5%	10%
Joseph L. Cowan	—		—	—	—	—	—
Jeffrey L. Kissling	75,000	(1)	4.84%	$1.795	11/01/2015	84,665	214,558
Ronald P. Kubera	50,000	(1)	3.23%	$1.795	11/01/2015	56,443	143,038
Lori Mitchell-Keller	50,000	(1)	3.23%	$1.795	11/01/2015	56,443	143,038
Edward R. Daihl	50,000	(1)	3.23%	$1.795	11/01/2015	84,665	214,558
Raghavan Rajaji(2)	—		—	—	—	—	—

*                    All options have an exercise price equal to the fair market value of the Common Stock on the date of grant.

(1)          Vests on the earliest to occur of: (i) the executive officer’s involuntary termination without cause or resignation for good reason; (ii) a change of control of the Company; or (iii) 11/01/2006. If the Merger is consummated, any options that are not exercised in advance of the closing will be cashed out in connection with the Merger for the positive difference (if any) between $2.50 and the exercise price of the options, without regard to whether the options were already vested, and with the result reduced by applicable tax withholdings.

(2)          Mr Rajaji resigned as Executive Vice President and Chief Financial Officer on October 18, 2005, effective November 4, 2005.

Neither the Chief Executive Officer nor any of the other Named Executive Officers exercised outstanding options during fiscal 2006.

The following table summarizes the value realized upon exercise of outstanding stock options during fiscal 2006 and the value of the outstanding options held by the Chief Executive Officer and the other Named Executive Officers.

Aggregated Option Exercises in Fiscal 2006 and
Fiscal Year-End Option Values

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(2)
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph L. Cowan	—	—	816,667	1,183,333	$0.00	$0.00
Jeffrey L. Kissing	—	—	56,667	293,333	$0.00	$4,875
Ronald P Kubera	—	—	180,050	220,950	$0.00	$3,250
Lori Mitchell-Keller	—	—	200,629	230,167	$0.00	$3,250
Edward R. Daihl	—	—	25,000	192,000	$0.00	$3,250
Raghavan Rajaji	—	—	430,096	250,333	$0.00	$0.00

(1)          Computed by multiplying the number of shares of Common Stock acquired upon exercise of options by the difference between (i) the per-share fair market value of the Common Stock on the date of exercise and (ii) the exercise price per share.

(2)          Computed by multiplying the number of options by the difference between (i) the per-share market value of the Common Stock on February 28, 2006 of $1.86 and (ii) the exercise price per share.

Compensation of Directors

The Company pays all non-employee directors an annual retainer of $15,000, except for the Chairman of the Board, who receives an annual retainer of $80,000. Additionally, the Chairman of the Audit Committee receives an annual retainer of $10,000, and each of the Chairmen of the Company’s other committees receives an annual retainer of $5,000. Non-employee directors also receive $1,000 for each Board and committee meeting attended. Directors who are employees of the Company do not receive any compensation for their service on the Board. Directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

In addition, under the Company’s Amended and Restated 1998 Stock Option Plan (the “1998 SOP”), each non-employee director, including the Chairman of the Board, receives annually, commencing with the first annual meeting of shareholders following the date of appointment or election to the Board, an option to purchase 10,000 shares of Common Stock. Any non-employee director who is appointed or elected to the Board after March 1, 2003 receives an option to purchase 35,000 shares on the date of appointment or election, prorated based on the number of fiscal quarters ending from the date of the appointment or election until the next annual meeting. All of these options vest quarterly over a five-year period.  The 1998 SOP further provides that discretionary grants of options may also be made to non-employee directors. In April 2005, Mr. Melia received a discretionary grant of an option to purchase 100,000 shares of Common Stock in connection with his appointment as Chairman of the Board, which vests quarterly over five years. All stock option grants have been granted with a per share exercise price equal to the market price of a share of Common Stock on the date of grant, as determined under the 1998 SOP. If the Merger is consummated, any options that are not exercised in advance of the closing will be cashed out in connection with the Merger for the positive difference (if any) between $2.50 and the exercise price of the options, without regard to whether the options were already vested, and with the result reduced by applicable tax withholdings.

On October 10, 2005, the Board of Directors established a Special Committee, initially composed of Kevin Melia (Chairman of the Special Committee), Joseph Jacovini and William Janeway to provide an efficient process for the evaluation of various strategic alternatives for the assets or businesses of the Company. On November 1, 2005, Mr. Janeway resigned from the Special Committee and was replaced by Thomas Skelton. On April 23, 2006, the Corporate Governance Committee approved meeting fees for the Special Committee. The fees for meetings actually attended are $750 per meeting for the Chairman of the Special Committee and $500 per meeting for the other members of the Special Committee.

Employment Agreements

The Company entered into a two-year employment agreement with Mr. Cowan in fiscal 2005 in connection with the commencement of his employment with the Company under which he receives a minimum annual base salary. Under his agreement, Mr. Cowan is eligible for bonuses of up to 100% of his annual base salary. The Company entered into offer letters with each of Mr. Kubera in 1993, Messrs. Kissling and Daihl in 2004, and Ms. Mitchell-Keller in 1997, in connection with the commencement of their employment with the Company under which they receive a minimum annual base salary. Assuming the fiscal 2006 bonus arrangements continue without modification in fiscal 2007, Messrs. Kissling, Kubera and Daihl and Ms. Mitchell-Keller would be eligible for bonuses of up to 60%, 100%, 60% and 63.2%, respectively, of their respective annual base salaries. The Company also provides to each of Messrs. Cowan, Kubera, Daihl and Kissling and Ms. Mitchell-Keller certain benefits, including medical, life and disability insurance, participation in the Company’s employee stock purchase plan, and fringe benefits. In addition, Mr. Cowan receives a monthly car allowance of $1,350, receives a housing allowance (with the benefit extended in April 2006 to run through the earliest of July 21, 2006, the date he obtains a residence within commuting distance from the Company, and 30 days after the date his employment with the Company ends) and is entitled to a health club membership subject to an annual cap of $3,000 and reimbursement up to $25,000 for financial or tax advice in the event of a change in control of the Company. Mr. Cowan’s agreement also includes a provision providing a gross-up to make him whole for the imposition of certain parachute excise taxes in the event of a change in control that provides him compensation benefits above a certain threshold.

During fiscal 2006, the Company entered into letter agreements amending the terms of employment of each of Messrs. Cowan, Kissling, Kubera, Daihl, and Ms. Mitchell-Keller with respect to a change in control of the Company. Under the terms of these letter agreements, if, within one year of a change in control of the Company, the Company terminates the executive’s employment other than for cause or the executive officer terminates his or her employment for good reason, the Company will make severance payments to the executive in the amount of his/her base salary and benefits during the twelve-month period, in the case of Messrs. Kissling, Kubera, and Daihl and Ms. Mitchell-Keller, and during a twenty-four-month period, in the case of Mr. Cowan, commencing on the termination date. The severance payments to the executive will continue even if he or she obtains alternative employment during the severance period. In addition, under the terms of their letter agreements, all options and shares of restricted stock granted to each of Messrs. Cowan, Kissling, Kubera, Daihl and Ms. Mitchell-Keller shall continue to vest or be exercisable during the period severance payments are made, except as noted in the preceding paragraph regarding options and any restricted stock then held will be cashed out in the Merger at a price per share of $2.50, less any required tax withholdings.

Pursuant to the terms of the Merger Agreement, the parties thereto agreed that for all benefit plans (including all severance agreements, employment related agreements, stock option plans, restricted stock plans and any and all award or other agreements associated with any benefit plan), the Merger would be deemed a change in control, would vest fully any outstanding stock option and restricted stock awards, and would establish for specified individuals, including Joseph L. Cowan, Ed Daihl, Timothy Smith and Kelly Davis-Stoudt among the executive officers, and excluding any individuals who waive such treatment in writing before the Closing, the existence of a termination without cause or a resignation with or for good reason, with the consequences, including, but not limited to, the right of each such person to continue, at no cost to the person, any medical insurance coverage that was in effect, for the person and his or her dependents (if any), immediately before the Closing Date until the earlier of the expiration of such person’s continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, and the date on which the replacement coverage begins with another employer.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Thomas A. Skelton (Chairman), William G. Nelson and William H. Janeway. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of the Compensation Committee of the Company during fiscal 2006.

The information set forth in the following Report of the Compensation Committee of the Board of Directors and in the Performance Graph shall not be deemed incorporated by reference into any existing or future filings under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

During fiscal 2006, Joseph L. Cowan served as Chief Executive Officer of the Company. The Compensation Committee of the Board of Directors was directly responsible for the approval and administration of the compensation program for Mr. Cowan. For fiscal 2006, the Board of Directors approved the salary and cash incentive components of the compensation program of Mr. Cowan. The award targets and goals underlying the cash incentive component of Mr. Cowan’s Compensation Program were approved by the Compensation Committee and ratified by the Board of Directors.

During fiscal 2006, the Chief Executive Officer implemented the Company’s compensation program for the other executive officers of the Company, including those named in the Summary Compensation Table. Based in part on the recommendations made by Mr. Cowan, the salary and cash incentive components of the fiscal 2006 compensation program for other executive officers were approved by the Compensation Committee and were reviewed by the Board of Directors.

The Compensation Committee was responsible for the administration of the Company’s equity compensation plans. The Compensation Committee also approved the grant of options and restricted stock to executive officers other than the Chief Executive Officer under the Company’s various stock option plans, although it delegated limited authority to the Chief Executive Officer with respect to the grant of stock options to employees who are not executive officers. The Compensation Committee’s approval was based, in part, on grant recommendations made by Mr. Cowan.

The Compensation Committee consisted of three non-employee directors of the Company: Thomas A. Skelton, Chairman of the Committee, William H. Janeway and William G. Nelson.

Objectives and Policies

The objectives of the Company’s executive compensation programs are to:

•       Attract and retain highly qualified executives to lead and manage the Company by providing competitive total compensation packages;

•       Reward executives based on the business performance of the Company and upon individual performance;

•       Provide executives with incentives designed to maximize the long-term performance of the Company and to align further their interests with those of the shareholders of the Company; and

•       Assure that consistent objectives for corporate and individual performance are established and measured.

Compensation of Executive Officers other than the Chief Executive Officer

In fiscal 2006, the Company’s compensation program for executive officers other than Mr. Cowan consisted of cash compensation and the award of stock options and restricted stock. Cash compensation consisted of base salary and cash bonuses awarded based upon the attainment of certain corporate, managerial and personal award targets and goals.

Base Salary.   Base salaries for executive officers of the Company (including the Chief Executive Officer) have historically been determined by evaluating the responsibilities associated with their respective positions, the experience of the officers, individual performance and by reference to salary surveys and other publicly available compensation data for executive officers with comparable ability and experience at similarly-sized companies in the technology industry. Individual salary increases are reviewed annually and, in fiscal year 2006, the review was based primarily on competitive market forces affecting compensation for executive officers and the period of time since the executive officer’s last increase in base salary.  At the close of fiscal 2006, there were seven executive officers, including the Chief Executive Officer.

In fiscal 2006, annual base salaries for the executive officers, other than the Chief Executive Officer, were approved by the Compensation Committee based, in part, on the recommendation of the Chief Executive Officer. Base salaries, including Mr. Cowan’s base salary, were not increased in fiscal 2006.

Cash Bonuses.   During fiscal 2006, each of the executive officers, other than the Chief Executive Officer, was eligible to receive an annual incentive cash bonus in an amount ranging up to 100% of the executive officer’s base salary, payable quarterly, based on corporate performance, managerial and personal award targets or goals. The corporate performance award targets consisted of specific revenue and operational goals to be reached by the Company during the course of the fiscal year. Managerial awards were based on a subjective evaluation by the Chief Executive Officer of the overall performance of the executive officer for the quarter, and were subject to the achievement of a specific operational goal of the Company. Personal award targets consisted of specific operational goals and revenue targets to be achieved by the executive officer or the Company during the course of the fiscal year. The award targets and goals were recommended by Mr. Cowan and approved by the Compensation Committee. In formulating the award targets and goals, the Chief Executive Officer considered, among other factors, corporate and individual performance, growth in the economy as projected by various economists and industry growth expectations as published by AMR Research and others.

The Company did not achieve its corporate performance award targets or the operational goal upon which the managerial award was based for fiscal 2006 for the overall fiscal year; however the seven executive officers received cash compensation for achieving corporate performance or managerial targets and goals for the fourth quarter of fiscal 2006.

Stock-Option/Restricted Stock Awards.   Each executive officer other than the Chief Executive Officer is also eligible to receive performance awards in the form of stock-option grants and restricted stock awards which are recommended by the Chief Executive Officer to the Compensation Committee for approval. In fiscal 2006, Mr. Cowan based his recommendations primarily on his evaluation of the performance of such executive officer, competitive market forces affecting executive compensation, the size of previous option grants to such executive officer, together with the number of options held by such executive officer at the beginning of fiscal 2006. These stock option grants and restricted stock awards were also intended to serve as a strong long-term retention incentive. The Compensation Committee approved and the Board of Directors ratified the stock-option grants and restricted stock awards as recommended by Mr. Cowan. In making its decision, the Compensation Committee considered a report commissioned by the Company from an independent compensation specialist presenting prevailing market practices for retention programs, certain constraints imposed by the terms of the Company’s equity plans, the number of outstanding equity awards, the likely potential for mandatory option expensing in the near future and coordination of an equity retention program with the Company’s annual equity grant program.

In November 2005, the Company established a supplemental retention program (the “Supplemental Retention Program”) for certain executive officers and employees. The Supplemental Retention Program provides for the payment of a total of $130,000 in cash to certain executive officers, and grants of a total of 300,000 shares of restricted stock pursuant to the Amended and Restated 1998 Stock Option Plan of the Company (the “1998 Plan”) and 915,000 stock options to certain executive officers and employees pursuant to the 1998 Plan. During the fourth quarter of fiscal 2006, the Company entered into restricted stock bonus agreements and stock option grant agreements with certain employees and executive officers pursuant to the Supplemental Retention Program. The cash payments and grants of restricted stock and stock options to the executive officers under the Supplemental Retention Plan were as follows:

Name	Shares of Restricted Stock	Stock Options	Cash Payment
Edward Daihl	25,000	50,000
Kelly Davis-Stoudt	20,000	75,000	$50,000
Jeffrey Kissling	30,000	75,000
Ronald Kubera	30,000	50,000
Lori Mitchell-Keller	25,000	50,000
Timothy T. Smith	35,000	100,000	$80,000
Total	165,000	300,000	$130,000

Compensation of the Chief Executive Officer

Joseph L. Cowan

Mr.  Cowan has served as the Company’s Chief Executive Officer since July 22, 2004. He has a two-year Employment Agreement with the Company. When determining the overall compensation program for Mr. Cowan, the Board of Directors and the Compensation Committee considered competitive market conditions for chief executive officers of similar companies with volatile stock prices.

Base Salary.   Mr. Cowan’s annualized base salary for fiscal 2006 was $400,000. In setting Mr. Cowan’s base salary, the Compensation Committee considered the responsibilities associated with the position, Mr. Cowan’s experience, reference to salary surveys and other publicly available compensation data for chief executive officers with comparable ability and experience at similarly-sized companies in the technology industry.

Cash Bonuses.   In fiscal 2006, Mr. Cowan was eligible to receive an annual incentive cash bonus of up to $400,000, an amount equal to 100% of his annual base salary during fiscal 2006, based on the corporate performance award targets referred to above and certain managerial and personal performance targets and goals approved by the Compensation Committee and ratified by the Board of Directors. The Company did not achieve its corporate performance award targets or the operational goal upon which the managerial award was based for fiscal 2006 for the overall fiscal year; however, Mr. Cowan did receive an annual incentive cash bonus for achieving corporate performance or managerial targets and goals for the fourth quarter of fiscal 2006.

Stock-Option/Restricted Stock Awards.   Mr. Cowan did not receive any equity grants in fiscal 2006.

Changes in Compensation After Fiscal 2006

Enhanced Bonus for Kelly Davis-Stoudt.   In April 2006, the Compensation Committee approved an additional discretionary bonus for Kelly Davis-Stoudt, the Company’s Vice President, Chief Accounting Officer and Controller, with respect to her services in the fourth quarter of fiscal 2006 (by treating her as though her bonus percentage for that quarter had been 60% of base salary rather than 40% of base salary) and changed her target bonus percentage for the current fiscal year and forward from 40% of base salary to 60% of base salary.

Special Recognition Cash Bonus Pool.   In April 2006, JDA Software Group, Inc. (“JDA”) and the Company announced that they had entered into a definitive merger agreement (the “Merger Agreement”) for JDA to acquire all of the issued and outstanding shares of the Company (the “Merger”), subject to the approval of the Company’s stockholders and certain regulatory and customary conditions. In light of the Merger, the Board and the Compensation Committee considered on several occasions the appropriate level of special recognition bonuses for certain employees of the Company, and in the first quarter of fiscal 2007, approved an aggregate of up to $1.25 million of cash bonuses (the “Special Recognition Bonus Pool”) to be allocated among the applicable employees of the Company, separate from and in addition to any other compensation owed them and contingent upon the consummation of the Merger. The Board and the Compensation Committee (i) approved the allocation of $350,0000 of the Special Recognition Bonus Pool to Mr. Cowan, and (ii) authorized Mr. Cowan to determine the allocation of the remaining $900,000 of the Special Recognition Bonus Pool. These bonuses will be paid upon closing of the Merger, subject to the continued employment of each individual up to and through the closing of the Merger.

Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to the Company’s Chief Executive Officer and the four other most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and uses its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the Company and its stockholders, after taking into consideration changing business conditions and the performance of its employees.

Compensation Committee
Thomas A. Skelton, Chairman
William H. Janeway
William G. Nelson

Stock Performance Graph

The following graph compares the cumulative total return to shareholders of the Common Stock with the cumulative total return of the Nasdaq Stock Market (US) Index and of the Nasdaq Computer and Data Processing Stocks Index from February 28, 2001 to the end of the Company’s last fiscal year (February 28, 2006). The graph assumes that the value of the investment in the Common Stock and each index was $100 on February 28, 2001 and that all dividends were reinvested. The Company has not paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The performance graph is not necessarily indicative of future performance.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG MANUGISTICS GROUP, INC.
NASDAQ MARKET INDEX AND NASDAQ COMPUTER & DATA PROCESSING

ASSUMES $100 INVESTED ON FEB. 28, 2001
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING FEB. 28, 2006

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 30, 2006 unless otherwise indicated in the footnotes to the table, with respect to the beneficial ownership of shares of Common Stock by (i) each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table appearing above in Item 11—“Executive Compensation”; and (iv) all executive officers and directors as a group. Except as indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock which they respectively own beneficially. Beneficial ownership is based on 84,142,830 outstanding shares of Common Stock as of April 30, 2006. Under applicable rules promulgated under the Exchange Act, a person is deemed to be the beneficial owner of shares of Common Stock if, among other things, he or she directly or indirectly has or shares voting power or investment power with respect to such shares. A person is also considered to beneficially own shares of Common Stock which he or she does not actually own but has the right to acquire presently or within sixty (60) days of April 30, 2006, by exercise of stock options or otherwise. Mr. Rajaji resigned as the Company’s Executive Vice President, Treasurer and Chief Financial Officer on November 4, 2005. Pursuant to the terms of a change in status agreement, Mr. Rajaji served as a part-time employee of the Company from November 4, 2005 to March 5, 2006.

The address of each person who is an officer or director of the Company is 9715 Key West Avenue, Rockville, MD 20850.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Joseph L. Cowan(1)	1,374,408	+	1.6%
Lynn C. Fritz(2)	183,000	+	*
William M. Gibson(3)	8,600,525	+	10.2%
Joseph H. Jacovini(4)	243,172	+	*
William H. Janeway(5)	7,647,100	+	9.1%
Kevin C. Melia(6)	69,250	+	*
William G. Nelson(7)	360,500	+	*
Thomas A. Skelton(8)	1,093,462	+	1.3%
Ed Daihl(9)	60,000	+	*
Jeff Kissling(10)	100,000	+	*
Ronald P. Kubera(11)	284,662	+	*
Lori Mitchell-Keller(12)	282,842	+	*
Raghavan Rajaji	5,000		*
Warburg Pincus Private Equity VIII, L.P.(13)	7,619,800	+	9.1%
J.P.Morgan Chase & Co.(14)	4,645,800		5.5%
Wentworth Hauser & Violich, Inc.(15)	5,472,466		6.5%
Directors and executive officers as a group (14 persons)(16)	20,682,832	+	23.9%

*                    Less than 1% of the outstanding Common Stock.

*                    Shares subject to Voting Agreement, the terms of which are described under the heading “Merger Agreement and Voting Agreement” under Item 13—“Certain Relationships and Related Transactions” in this Annual Report on Form 10-K.

(1)          Includes 920,833 shares issuable upon exercise of options and 333,333 shares of restricted stock issued under the Company’s stock option plan.

(2)          Includes 174,500 shares issuable upon exercise of options.

(3)          Includes 20,625 shares issuable upon exercise of options, 676,000 shares held by his wife, 510,000 shares held in a non-profit corporation, with respect to which Mr. Gibson shares voting and dispositive control, and 7,393,900 shares held in a family limited partnership. Mr. Gibson serves as the sole general partner of the limited partnership and, in such capacity, has sole voting and dispositive control of the shares held in the partnership.

(4)          Includes 174,500 shares issuable upon exercise of options, 2,672 shares held by his wife and 36,000 shares held in an individual retirement plan.

(5)          Includes 27,300 shares issuable upon exercise of options held by Mr. Janeway and a total of 7,619,800 shares held by Warburg Pincus Private Equity VIII, L.P, including two affiliated partnerships (“WP VIII”). Warburg Pincus Partners, LLC, a subsidiary of Warburg Pincus & Co. (“WP”), is the sole general partner of WP VIII. WP VIII is managed by Warburg Pincus LLC (“WPLLC”). The address of the Warburg Pincus entities is 466 Lexington Avenue, New York, NY 10017. Mr. Janeway is a Partner of WP and Vice Chairman and Member of WP LLC. Mr. Janeway disclaims beneficial ownership of the shares held by WP VIII.

(6)          Includes 44,250 shares issuable upon exercise of options and 25,000 shares held by the Kevin C. Melia Irrevocable Trust II for the benefit of Mr. Melia’s wife and children.

(7)          Includes 144,500 shares issuable upon exercise of options and 216,000 shares held jointly with his wife.

(8)          Includes 174,500 shares issuable upon exercise of options, 539,813 shares held jointly with his wife, 170 shares held by his wife and 96,299 shares held in a family limited partnership.

(9)          Includes 35,000 shares issuable upon exercise of options and 25,000 shares of restricted stock issued under the Company’s stock option plan.

(10)   Includes 70,000 shares issuable upon exercise of options and 30,000 shares of restricted stock issued under the Company’s stock option plan.

(11)   Includes 188,967 shares issuable upon exercise of options and 55,000 shares of restricted stock issued under the Company’s stock option plan.

(12)   Includes 212,630 shares issuable upon exercise of options, 65,000 shares of restricted stock issued under the Company’s stock option plan and 839 shares held by her husband.

(13)   The shareholder is WP VIII. Mr. Janeway, a Director of the Company, a Partner of WP and Vice Chairman and Member of WP LLC, disclaims beneficial ownership of all shares owned by the Warburg Pincus entities. Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities. Messrs. Kaye and Landy disclaim beneficial ownership of all shares held by the Warburg Pincus entities. The address of the Warburg Pincus entities is 466 Lexington Avenue, New York, NY 10017.

(14)   Based on a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2006, by JPMorgan Chase & Co. filed on behalf of JPMorgan Chase & Co. and its wholly owned subsidiary, J.P. Morgan Investment Management Inc. JPMorgan Chase & Co. has sole power to vote or direct the vote of 4,252,700 shares and sole power to dispose or direct the disposition of 4,645,800 shares. The address of JPMorgan Chase & Co. is 270 Park Ave., New York, NY  10017.

(15)   Based on a Schedule 13G filed with the Securities and Exchange Commission on February 7, 2006, by Wentworth Hauser & Violich, Inc. The address of Wentworth Hauser & Violich, Inc. is 353 Sacramento Street, Suite 600, San Francisco, CA  94111.

(16)   Includes 2,452,406 shares issuable upon exercise of options and 618,333 shares of restricted stock issued under the Company’s stock option plan.

Please see Item 5 for a description of the securities authorized for issuance under our equity compensation plans.

Please see the disclosure under the heading “Merger Agreement and Voting Agreement” under Item 13—“Certain Relationships and Related Transactions” in this Annual Report on Form 10-K for a description of arrangements that may result in a change of control of the Company.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

William M. Gibson

Two family members of William M. Gibson, who owns more than five percent (5%) of the outstanding shares of Common Stock and is a director of the Company and who was formerly an executive officer of the Company, are employees of the Company. Mr. Gibson’s brother, Sean Gibson, has been employed as a member of the Company’s sales force since 1985 and received $188,187 in compensation from the Company for the last fiscal year. Mr. Gibson’s brother, Patrick Gibson, has been an employee in the Company’s solutions support group since 1985 and received $89,476 in compensation from the Company for the last fiscal year. In addition, since 2001 Mr. Gibson has served as a director of LynnCo Supply Chain Solutions, Inc., a company for which Lynn C. Fritz, a director of the Company, serves as Chairman and Chief Executive Officer.

Joseph H. Jacovini

Joseph H. Jacovini, a director of the Company, is a partner and Chairman of Dilworth Paxson LLP, which provides legal services to the Company.

William H. Janeway

William H. Janeway, a director of the Company since October 2002, is a director of BEA Systems, Inc. Since 1998, the Company has licensed certain software from BEA Systems which the Company resells as part of its software solutions. Consistent with prior years, total revenues paid by the Company to BEA Systems in fiscal 2006 were significantly less than 5% of the consolidated gross revenues of each company for its last full fiscal year.

Kevin C. Melia

Kevin C. Melia, Chairman of the Board of the Company since April 2005 and a director of the Company since July 2003, is Chairman of the Board of IONA Technologies plc. Since 1995, the Company has licensed certain software from IONA Technologies which it uses in the production of Manugistics software. Consistent with prior years, total revenues paid by the Company to IONA Technologies in fiscal 2006 were significantly less than 5% of the consolidated gross revenues of each company for its last full fiscal year.

Ronald P. Kubera

Sherri Rogers-Kubera, the sister-in-law of Ronald P. Kubera, Senior Vice President of Consumer Goods of the Company, is employed by the Company in its Manugistics Consulting Services group. Ms. Rogers-Kubera received $55,322 in compensation from the Company for the last fiscal year.

Merger Agreement and Voting Agreements

As disclosed under the heading “Merger Agreement and Voting Agreements” in Item 1—“Business” and elsewhere in this Annual Report on Form 10-K, on April 24, 2006, the Company entered into the Merger Agreement pursuant to which the Merger Sub will be merged with and into the Company, with the Company continuing after the Merger as a wholly-owned subsidiary of JDA. At the effective time of the Merger, each issued and outstanding share of Company Common Stock will be converted into the right to receive $2.50 in cash. The Merger Agreement has been approved by the Board. The Board has received an opinion from Lehman Brothers, Inc. that the consideration to be offered to the Company’s stockholders in the Merger is fair from a financial point of view to such stockholders. The transactions contemplated by the Merger Agreement are subject to approval by the holders of a majority of the issued and outstanding shares of Company Common Stock. The transactions contemplated by the Merger Agreement also are subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other closing conditions. The Merger Agreement provides for a termination fee of $9.75 million, which is payable by the Company under certain circumstances. The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 25, 2006 and is incorporated herein by reference.

In connection with the execution of the Merger Agreement, certain stockholders, officers and directors of the Company entered into Voting Agreements, whereby such stockholders will vote (or cause to be voted) in person or by proxy all shares of our common stock held by them (i) in favor of the adoption of the Merger Agreement and approval of the transactions contemplated thereby, (ii) against any proposal made in opposition to or competition with the consummation of the Merger and the Merger Agreement, (iii) against any proposal that would reasonably lead to or result in the conditions of JDA’s or Merger Sub’s obligations under the Merger Agreement not being fulfilled, (iv) against any takeover proposal from any party other than JDA or an affiliate of JDA, and (v) against the election of a group of individuals to replace a majority or more of the individuals presently on the Company’s Board. The stockholders that signed the Voting Agreements beneficially own approximately 24% of our outstanding shares of common stock as of April 24, 2006 and include certain of our officers and directors and entities affiliated with them. If the Merger Agreement is terminated for any reason, the Voting Agreements will also terminate. The foregoing description of the Voting Agreements is not complete and is qualified in its entirety by reference to the form of Voting Agreement, which is filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 25, 2006 and is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”), which includes Deloitte Consulting, for the audit of the Company’s annual financial statements and review of interim financial statements for fiscal years 2005 and 2006, and fees for other services rendered by Deloitte & Touche for fiscal years 2005 and 2006.

	2005	2006
Audit Fees(a)	$1,614,000	$1,306,000
Audit-Related Fees(b)	$31,000	$24,000
Tax Fees(c)	$477,000	$119,000
All Other Fees	$0	$0
Total Fees	$2,122,000	$1,449,000

(a)           Audit Fees for the fiscal years 2005 and 2006 were for all services performed in connection with the audits of the Company’s annual consolidated financial statements, quarterly reviews and statutory audits.

(b)          Audit-Related Fees for the fiscal years 2005 and 2006 were for employee benefit plan audits and other audit related services.

(c)           Tax Fees for the fiscal years 2005 and 2006 were for tax compliance, tax planning and tax advice provided to the Company and its foreign subsidiaries.

In fiscal 2004, the Audit Committee established its current policy regarding pre-approval of all audit and permissible non-audit services provided by the Company’s independent auditor. This policy requires (i) the general pre-approval of specified audit, audit-related and tax services on a twelve-month basis up to a specified amount, (ii) specific pre-approval of services not covered by the general pre-approval, including pre-approved services which exceed the pre-approved amount, and prohibits the Company’s independent auditor from providing non-audit services prohibited pursuant to Section 201 of the Sarbanes-Oxley Act of 2002, which includes services such as bookkeeping services, financial systems consulting services and internal audit services.

Since the May 6, 2003 effective date of the Exchange Act rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, all services performed by the Company’s independent auditor under engagement were approved by the Audit Committee pursuant to its pre-approval policy, and none was approved pursuant to the de minimis exception to the rules and regulations of the Securities and Exchange Commission on pre-approval.

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

(3)   Exhibits

The exhibits required by Item 601 of Regulation S-K are listed below and are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits 10.2, 10.11, 10.13(b), 10.14, 10.32 and 10.62 through 10.79 are management contracts or compensatory plans or arrangements.

Number	Notes	Description
2.1	(J)	Agreement and Plan of Merger dated June 1, 1998, among the Company, TYECIN Acquisition, Inc., TYECIN Systems, Inc. and certain other persons
2.2	(M)	Agreement Plan of Merger by and among Manugistics Group, Inc., Talus Solutions, Inc. and Manu Acquisition Corp. dated September 21, 2000
2.3	(KK)	Agreement and Plan of Merger, dated as of April 24, 2006, by and between Manugistics Group, Inc., JDA Software Group, Inc. and Stanley Acquisition Corp.
3.1(a)	(A)	Amended and Restated Certificate of Incorporation of the Company
3.1(b)	(B)	Certificate of Retirement and Elimination (relating to the Series A and Series B preferred stock of the Company)
3.1(c)	(C)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (effective July 29, 1997)
3.1(d)	(JJ)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (effective August 9, 2001)
3.2	(CC)	Third Amended and Restated By-Laws of the Company
4.1	(M)	Purchase Agreement dated October 16, 2000, between Deutsche Bank Securities, Inc., (as representative of the initial purchasers) and Manugistics Group, Inc.

Number	Notes	Description
4.2	(M)	Indenture dated as of October 20, 2000, between Manugistics Group, Inc., and State Street Bank and Trust Company
4.3	(M)	Registration Rights Agreement dated as of October 20, 2000, and Deutsche Bank Securities Inc., and Banc of America Securities LLC.
4.4	(O)	Form of Note for Manugistics Group, Inc.’s 5% Convertible Subordinated Notes due November 1, 2007
4.5	(EE)	Certificate of Designations of Series A Junior Participating Preferred Stock
4.6	(KK)	Amendment to Rights Agreement, dated as of April 24, 2006, between Manugistics Group, Inc. and Computershare Trust Company, N.A.
4.7	(EE)	Rights Agreement, dated as of October 28, 2004, between Manugistics Group, Inc. and Equiseav Trust Company, N.A.
10.2	(F)	Fifth Amended and Restated Employee Stock Option Plan of the Company
10.11	(D)	1994 Outside Directors Non-Qualified Stock Option Plan
10.13(b)	(Y)	Amended and Restated 1998 Stock Option Plan of Manugistics Group, Inc.
10.14	(E)	Employee Stock Purchase Plan of the Company
10.28	(BB)	Amended and Restated Promissory Note dated March 31, 2004 between the Company and Silicon Valley Bank.
10.29(a)	(N)	Lease Agreement dated December 19, 2000, between the Company and DANAC Corporation.
10.29(b)	(P)	First amendment dated June 2001 to lease agreement dated December 19, 2000, between the Company and DANAC Corporation.
10.29(c)	(Y)	Sublease agreement between Theracom, Inc. and the Company dated June 10, 2003.
10.31(b)	(Q)	Credit Agreement dated as of February 28, 2002 by the Company in favor of Bank of America, N.A.
10.31(c)	(R)	Amendment Agreement dated as of July 12, 2002 to Credit Agreement dated as of February 28, 2002 by the Company in favor of Bank of America, N.A.
10.31(d)	(S)	Amendment Agreement No. 2 dated as of November 22, 2002 to Credit Agreement dated as of February 28, 2002 by the Company in favor of Bank of America, N.A.
10.32	(Q)	Amended and Restated 2000 Stock Option Plan of the Company .
10.50	(U)	Loan and Security Agreement dated April 12, 2002 by the Company in favor of Silicon Valley Bank.
10.51	(V)	Loan Modification Agreement dated January 14, 2003 between the Company and Silicon Valley Bank.
10.52	(BB)	Second Amendment to Loan and Security Agreement dated March 31, 2004 between the Company and Silicon Valley Bank.
10.53	(DD)	Second Loan Modification Agreement dated September 22, 2004 between the Company and Silicon Valley Bank.

Number	Notes	Description
10.54	(GG)	Third Loan Modification Agreement dated April 8, 2005 between the Company and Silicon Valley Bank.
10.55	(V)	Loan Agreement dated January 14, 2003 between the Company and Silicon Valley Bank.
10.56	(Z)	Loan Modification Agreement dated December 16, 2003 between the Company and Silicon Valley Bank.
10.57	(BB)	Third Amendment to Loan Agreement dated March 31, 2004 between the Company and Silicon Valley Bank.
10.58	(DD)	Fourth Amendment to Loan Agreement dated September 22, 2004 between the Company and Silicon Valley Bank.
10.59	(GG)	Fifth Amendment to Loan Agreement dated April 8, 2005 between the Company and Silicon Valley Bank.
10.60	(GG)	Second Amended and Restated Revolving Promissory Note dated March 29, 2005 between the Company and Silicon Valley Bank.
10.61	(GG)	Equipment Term Note dated April 8, 2005 between the Company and Silicon Valley Bank.
10.62	(GG)	Separation Agreement between Jeffrey L. Holmes and the Company dated August 29, 2005.
10.63	(GG)	Form of Stock Option Agreement between Kevin C. Melia and the Company dated April 7, 2005.
10.64	(GG)	Form of Stock Option Agreement for Directors under the Amended and Restated 1998 Stock Option Plan of the Company.
10.65	(BB)	Loan and Security Agreement dated March 31, 2004 between the Company and Silicon Valley Bank.
10.66	(II)	Change in Status Agreement, dated November 4, 2005, between Manugistics Group, Inc. and Raghavan Rajaji.
10.67	(II)	Description of Manugistics Group, Inc. Supplemental Retention Program.
10.68	(HH)	Offer Letter dated September 1, 2004 between Manugistics Group, Inc. and Edward R. Daihl.
10.70	(HH)	Amendment to Employment Agreement dated July 22, 2004 between Manugistics Group, Inc. and Joseph L. Cowan.
10.71	(HH)	Form of Change in Control Agreement dated September 23, 2005 to September 26, 2005 between Manugistics Group, Inc. and certain executive officers.
10.72	(HH)	Description of Compensation Arrangements for Certain Executive Officers.
10.73	(HH)	Description of Director Compensation Arrangements.
10.74	(JJ)	Form of Restricted Stock Bonus Agreement for the Supplemental Retention Program.
10.75	(JJ)	Form of Stock Option Grant Agreement for the Supplemental Retention Program.
10.76	(JJ)	Form of Award Agreement for the Supplemental Retention Program.

Number	Notes	Description
10.77	(JJ)	Settlement Agreement between Manugistics France and Jean-Claude Walravens.
10.78	(JJ)	Termination Agreement between Manugistics Benelux, S.A. and Jean-Claude Walravens.
10.79		Amendment to Employment Agreement of Joseph L. Cowan Agreement.
10.80		Revolving Promissory Note dated January 14, 2003.
10.81		Loan & Security Agreement dated March 31, 2004 by the Company in favor of Silicon Valley Bank.
21		Subsidiaries of the Company
23		Consent of Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	(KK)	Form of Voting Agreement.

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

(AA)          Incorporated by reference to the Company’s Post-effective Amendment No. 1 to Form S-8 filed by the Company on September 15, 2003 (No. 333-108811).

(BB)            Incorporated by reference from exhibits to the Company’s annual report on Form 10-K for the fiscal year ended February 29, 2004.

(CC)            Incorporated by reference from exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 2004.

(DD)          Incorporated by reference from exhibits to the Company’s current report on Form 8-K dated September 23, 2004.

(EE)            Incorporated by reference from exhibits to the Company’s current report on Form 8-K dated October 29, 2004.

(GG)        Incorporated by reference from exhibits to the Company’s annual report on Form 10-K for the fiscal year ended February 29, 2004.

(HH)        Incorporated by reference from exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 2005.

(II)                    Incorporated by reference from exhibits to the Company’s current report on Form 8-K dated November 7, 2005.

(JJ)                  Incorporated by reference from exhibits to the Company’s quarterly report on Form 10-Q for the quarter ended November 30, 2005.

(KK)          Incorporated by reference from exhibits to the Company’s current report on Form 8-K dated April 25, 2006.

(b)          Exhibits

See the response to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2006.

MANUGISTICS GROUP, INC.
(Registrant)
/s/ Joseph L. Cowan
Joseph L. Cowan
Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 15, 2006.

/s/ Joseph L. Cowan
Joseph L. Cowan
Director and Chief Executive Officer (Principal Executive Officer)
/s/ Kelly Davis-Stoudt
Kelly Davis-Stoudt
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Acting Principal Financial Officer)

/s/ Kevin C. Melia	/s/ Thomas A. Skelton
Kevin C. Melia	Thomas A. Skelton
Chairman of the Board	Director
/s/ William H. Janeway	/s/ Lynn C. Fritz
William H. Janeway	Lynn C. Fritz
Director	Director
/s/ Joseph H. Jacovini	/s/ William G. Nelson
Joseph H. Jacovini	William G. Nelson
Director	Director
/s/ William M. Gibson
William M. Gibson
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Manugistics Group, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Manugistics Group, Inc. and subsidiaries (the “Company”) as of February 28, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Manugistics Group, Inc. and subsidiaries as of February 28, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 14, 2006

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,538	$80,342
Marketable securities	61,189	49,636
Total cash, cash equivalents and marketable securities	140,727	129,978
Account receivable, net of allowance for doubtful accounts of $4,205 and $7,605 at February 28, 2006 and February 28, 2005, respectively	41,183	45,659
Other current assets	8,474	10,890
Total current assets	190,384	186,527
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation	13,682	15,795
Software development costs, net of accumulated amortization	8,311	14,390
Long-term investments	—	5,911
Goodwill	185,818	185,658
Acquired technology, net of accumulated amortization	4,405	13,816
Customer relationships, net of accumulated amortization	3,582	9,335
Other intangibles and non-current assets, net of accumulated amortization	7,129	8,848
TOTAL ASSETS	$413,311	$440,280
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,062	$7,117
Accrued compensation	5,947	2,858
Accrued exit and disposal obligations	5,367	8,032
Deferred revenue	39,628	43,173
Other current liabilities	12,607	19,814
Total current liabilities	69,611	80,994
NON-CURRENT LIABILITIES:
Convertible debt	175,500	175,500
Accrued exit and disposal obligations	9,961	13,799
Long-term debt and capital leases	910	1,668
Other non-current liabilities	3,406	3,573
Total non-current liabilities	189,777	194,540
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share, 4,620 shares authorized; none outstanding	—	—
Common stock, $.002 par value per share; 300,000 shares authorized; 84,161 and 83,869 issued and outstanding at February 28, 2006 and 2005, respectively	168	168
Additional paid-in capital	780,949	780,306
Deferred compensation	(1,063)	(3,044)
Accumulated other comprehensive income	2,861	4,065
Accumulated deficit	(628,992)	(616,749)
Total stockholders’ equity	153,923	164,746
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$413,311	$440,280

See accompanying Notes to Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	For the year ended February 28 or 29,
	2006	2005	2004
REVENUE:
Software license	$27,480	$36,203	$73,766
Support	86,493	84,050	86,593
Services	56,121	64,933	73,254
Reimbursed expenses	6,098	7,920	9,432
Total revenue	176,192	193,106	243,045
OPERATING EXPENSES:
Cost of revenue:
Cost of software license	14,900	14,213	15,851
Amortization of acquired technology	5,678	13,207	14,210
Total cost of software license	20,578	27,420	30,061
Cost of services and support	60,846	73,694	80,306
Cost of reimbursed expenses	6,098	7,920	9,432
Non-cash stock-option compensation expense for cost of services and support	—	75	865
Total cost of services and support	66,944	81,689	90,603
Sales and marketing	38,556	52,662	66,061
Non-cash stock-option compensation expense for sales and marketing	—	26	456
Total cost of sales and marketing	38,556	52,688	66,517
Product development	27,517	32,404	36,233
Non-cash stock-option compensation expense for product development	—	15	140
Total cost of product development	27,517	32,419	36,373
General and administrative	19,876	22,110	25,060
Non-cash stock-option compensation expense for general and administrative	—	52	338
Total cost of general and administrative	19,876	22,162	25,398
Amortization of intangibles	5,753	6,648	4,674
Asset impairment	3,733	—	—
Exit and disposal activities	3,299	17,312	18,627
Total operating expenses	186,256	240,338	272,253
LOSS FROM OPERATIONS	(10,064)	(47,232)	(29,208)
DEBT CONVERSION EXPENSE	—	—	(59,823)
OTHER EXPENSE, NET	(5,789)	(7,314)	(13,455)
LOSS BEFORE INCOME TAXES	(15,853)	(54,546)	(102,486)
(BENEFIT) PROVISION FOR INCOME TAXES	(3,610)	725	1,314
NET LOSS	$(12,243)	$(55,271)	$(103,800)
BASIC AND DILUTED LOSS PER SHARE	$(0.15)	$(0.67)	$(1.43)
SHARES USED IN BASIC AND DILUTED LOSS PER SHARE COMPUTATION	82,417	81,913	72,715
COMPREHENSIVE LOSS:
Net loss	$(12,243)	$(55,271)	$(103,800)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,429)	806	4,622
Unrealized gains (losses) on securities	225	(356)	80
Total other comprehensive (loss) income	(1,204)	450	4,702
TOTAL COMPREHENSIVE LOSS	$(13,447)	$(54,821)	$(99,098)

See accompanying Notes to Consolidated Financial Statements.

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-in Capital	Deferred Compensation	Comprehensive Income (Loss)	Accumulated (Deficit)	Total
BALANCE, FEBRUARY 28, 2003	70,104	$140	$633,801	$(3,094)	$(1,087)	$(457,678)	$172,082
Issuance of common stock—employee stock purchase plan	212	1	470	—	—	—	471
Issuance of common stock—debt conversion	9,726	19	134,308	—	—	—	134,327
Issuance of common stock—restricted stock	205	1	1,341	(1,081)	—	—	261
Exercise of stock options	1,726	3	8,074	—	—	—	8,077
Deferred financing fees reclassification—debt conversion	—	—	(1,293)	—	—	—	(1,293)
Stock option-based compensation benefit	—	—	(732)	2,531	—	—	1,799
Deferred stock-based compensation related to acquisitions and other	—	—	—	234	—	—	234
Translation adjustment	—	—	—	—	4,622	—	4,622
Net change in unrealized gain / loss on marketable securities and long-term investments	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	(103,800)	(103,800)
BALANCE, FEBRUARY 29, 2004	81,973	$164	$775,969	$(1,410)	$3,615	$(561,478)	$216,860
Issuance of common stock—employee stock purchase plan	163	1	293	—	—	—	294
Issuance of common stock—restricted stock, net	1,573	3	3,069	(3,093)	—	—	(21)
Exercise of stock options	160	—	579	—	—	—	579
Stock option-based compensation expense	—	—	34	134	—	—	168
Deferred stock-based compensation related to restricted stock and other	—	—	—	1,325	—	—	1,325
Warrant amortization (See Note 9)	—	—	362	—	—	—	362
Translation adjustment	—	—	—	—	806	—	806
Net change in unrealized gain / loss on marketable securities and long-term investments	—	—	—	—	(356)	—	(356)
Net loss	—	—	—	—	—	(55,271)	(55,271)
BALANCE, FEBRUARY 28, 2005	83,869	$168	$780,306	$(3,044)	$4,065	$(616,749)	$164,746
Issuance of common stock—employee stock purchase plan	286	—	462	—	—	—	462
Issuance of common stock—restricted stock, net	9	—	(226)	226	—	—	—
Deferred stock-based compensation	—	—	—
related to restricted stock and other	(3)	—	29	1,755	—	—	1,784
Warrant amortization (See Note 9)	—	—	378	—	—	—	378
Translation adjustment	—	—	—	—	(1,429)	—	(1,429)
Net change in unrealized gain / loss on marketable securities and long-term investments	—	—	—	—	225	—	225
Net loss	—	—	—	—	—	(12,243)	(12,243)
BALANCE, FEBRUARY 28, 2006	84,161	$168	$780,949	$(1,063)	$2,861	$(628,992)	$153,923

See accompanying Notes to Consolidated Financial Statements

MANUGISTICS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended February 28 or 29,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,243)	$(55,271)	$(103,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,870	37,825	37,046
Amortization of debt issuance costs	899	904	1,175
Exit and disposal activities	3,299	17,312	18,627
Asset impairment charge	3,733	—	—
Debt conversion expense	—	—	59,823
Non-cash stock-option compensation expense	—	168	1,799
Bad debt expense	(1,091)	4,044	256
Other	2,118	2,103	769
Changes in assets and liabilities:
Accounts receivable	5,457	6,041	8,109
Other assets	2,118	1,158	(4,020)
Accounts payable	(1,055)	(3,251)	630
Accrued compensation	3,089	(3,322)	(976)
Other liabilities	(6,825)	(204)	(3,143)
Accrued exit and disposal obligations	(9,688)	(12,677)	(9,830)
Deferred revenue	(3,157)	(335)	360
Net cash provided by (used in) operating activities	14,524	(5,505)	6,825
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	—	1,968
Restricted cash	—	—	12,980
Sales of marketable securities	61,491	76,105	66,296
Sales of long-term investments	—	3,170	—
Proceeds from sale of fractional shares of jet	—	1,958	—
Purchases of property and equipment	(3,090)	(4,067)	(2,165)
Capitalization and purchases of software	(3,621)	(9,877)	(11,520)
Purchases of marketable securities	(66,551)	(56,025)	(92,592)
Purchases of long-term investments	—	(22,065)	(8,999)
Net cash used in investing activities	(11,771)	(10,801)	(34,032)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments of debt and capital lease obligations and debt issuance costs	(2,865)	(2,528)	(3,046)
Proceeds from exercise of stock options and employee stock plan purchases	463	877	8,548
Net cash (used in) provided by financing activities	(2,402)	(1,651)	5,502
EFFECTS OF EXCHANGE RATES ON CASH BALANCES	(1,155)	740	3,975
NET CHANGE IN CASH AND CASH EQUIVALENTS	(804)	(17,217)	(17,730)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,342	97,559	115,289
CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,538	$80,342	$97,559
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$9,015	$9,087	$13,809
Cash paid for income taxes	$31	$132	$940
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of capital leases	$1,049	$1,963	$—
Issuance of restricted stock to employees	$505	$2,600	$1,300
Issuance of common stock in exchange for Notes (Note 9)	$—	$—	$74,500

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of amounts in operating accounts, money market investments and other short-term, highly liquid investments with original maturities of three months or less. In fiscal 2005, the Company reclassified prior year auction rate securities to available-for-sale securities (marketable securities) in accordance with Financial Accounting Standards No. 115 “Investments in Debt and Equity Securities” (“SFAS 115”). In prior years, auction rate securities were classified as cash equivalents due to the short period of time between auctions.

Marketable Securities

The Company’s short-term marketable securities are classified as available-for-sale. These securities are recorded at fair value with unrealized gains and losses reported as a component of stockholders’ equity and comprehensive loss. Realized gains and losses on available-for-sale securities are computed using the specific identification method. As of February 28, 2006 and February 28, 2005, marketable securities consisted of investments in corporate debt, municipal bonds and other short-term investments which mature in one year or less. Marketable securities also consisted of investments in auction-rate securities, with auctions held monthly and maturity dates ranging from 2028 to 2043. Purchases of auction rate securities were $7.1 million and $29.1 million and sales of auction rate securities were $6.8 million and $60.5 million in fiscal 2006 and fiscal 2005, respectively, and are included in purchases and sales of marketable securities in the Consolidated Statement of Cash Flows.

Long-Term Investments

The Company’s long-term investments are classified as available-for-sale. These investments are reported at fair value with unrealized gains and losses reported as a component of stockholders’ equity. Realized gains and losses on available-for-sale securities are computed using the specific identification method. As of February 28, 2005, long-term investments consisted of corporate debt securities and U.S. agency securities with original maturities in excess of one year. There were no long-term investments as of February 28, 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, long-term investments and trade accounts receivable. The Company has policies that limit investments to investment grade securities, limit the amount of credit exposure to any one issuer and maximum investment maturities, both individually and in aggregate. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company does not require collateral or other security to support customers’ receivables since most of its customers are large, well-established companies. The Company’s credit risk is also mitigated because its customer base is diversified both by geography and industry and no single customer accounts for more than 10% of consolidated annual revenue for any period presented. The Company initially records a provision for doubtful accounts based on historical experience of write-offs and adjusts the allowance for doubtful accounts at the end of each reporting period based on a detailed assessment of accounts receivable. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, the credit-worthiness of the customer, the economic conditions of the customer’s industry and general economic conditions, among other factors. Should any of these factors change, the estimates made by management will also change, which could affect the level of the Company’s future provision for doubtful accounts.

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

Intangible Assets and Goodwill

Intangible assets include goodwill, acquired technology, customer relationships and software developed for internal use. Goodwill, which is equal to the excess of cost over the fair value of acquired net assets and identifiable intangible assets, has been recorded in conjunction with several of the Company’s business combinations. Goodwill recorded in business combinations prior to June 30, 2001 was amortized on a straight-line basis through February 28, 2002 over five years (see Notes 6 and 14). Assembled workforce acquired in conjunction with certain of the Company’s purchase business combinations was amortized using the straight-line method through February 28, 2002 over two years. Acquired technology is amortized on a straight-line basis over four to six years. Customer relationships acquired in conjunction with certain of the Company’s business combinations are amortized using the straight-line method over five to seven years. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company ceased amortizing goodwill and assembled workforce, effective March 1, 2002.

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

Advertising Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs are included in sales and marketing expense and amounted to $6.5 million, $5.0 million and $6.4  million in fiscal 2006, 2005 and 2004, respectively.

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

Periodically, the Company reviews the status of each significant matter to assess the potential financial exposure. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying consolidated financial statements. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates accordingly. Such revisions in the estimates of potential liabilities could have a material impact on the Company’s results of operations and financial position.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short maturities of such instruments. The fair value of convertible debt was $164.5 million on February 28, 2006 and $161.2 million on February 28, 2005 based on market quotes.

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

Revenue Recognition and Deferred Revenue

Revenue consists of (i) fees from licenses of our software; (ii) fees from technical support and product updates; (iii) fees from professional services, including implementation, training and hosting and (iv) reimbursed expenses. While the basis for software license revenue recognition is substantially governed by the requirements of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), the Company exercises judgment and uses estimates in connection with the determination of the amount of software license, support and professional services revenue to be recognized each accounting period.

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

The process of estimation inherent in the application of the percentage-of-completion method of accounting for revenue is subject to judgments and uncertainties and may affect the amounts of software and services revenue under certain contracts and related expenses reported in the consolidated financial statements. A number of internal and external factors can affect the Company’s estimates to complete client engagements, including skill level and experience of project managers, staff assigned to engagements and continuity and attrition level of implementation consulting staff. Changes in the estimated stage of completion of a particular project could create variability in revenue and results of operations if the Company is required to increase or decrease previously recognized revenue related to a particular project or if the Company expects to incur a loss on the project.

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

Provision for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance is established. The Company considers historical taxable income, estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Adjustments could be required in the future if it is determined that the amount to be realized is greater or less than the valuation allowance the Company has recorded. The Company performed an analysis, based on various factors, including current year financial results, cumulative losses for the three year period ended February 28, 2006 and estimates of future profitability, as of February 28, 2006 and February 28, 2005, and concluded that future taxable income will, more likely than not, be insufficient to recover the Company’s net deferred tax assets as of February 28, 2006 and February 28, 2005. Therefore, the Company has maintained a valuation allowance for the full amount of the net deferred tax assets. The Company will continue to monitor its estimates of future profitability and the likelihood of realizing our net deferred tax assets based on evolving business conditions.

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

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed using the weighted average number of shares of common stock and, when dilutive, potential common shares from options, restricted stock and warrants to purchase common stock using the treasury stock method and the effect of the assumed conversion of the Company’s convertible subordinated debt. The dilutive effect of options, restricted stock and warrants to acquire 0.2 million, 1.1 million and 1.1 million shares was excluded from the calculation of diluted net loss per share in fiscal 2006, 2005 and 2004, respectively, because including these shares would be anti-dilutive due to the Company’s reported net loss. The assumed conversion of the Company’s convertible debt was excluded from the computation of diluted net loss per share for fiscal 2006, 2005 and 2004 because including these shares would be anti-dilutive due to the Company’s reported net loss.

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

	February 28 or 29,
	2006	2005	2004
Net loss, as reported	$(12,243)	$(55,271)	$(103,800)
Add: Stock option-based compensation expenseincluded in reported net loss, net of tax	—	168	1,799
Less: Stock option-based compensation, net of tax	(729)	(6,301)	(2,611)
Pro forma net loss	$(12,972)	$(61,404)	$(104,612)
Basic and diluted loss per share, as reported	$(0.15)	$(0.67)	$(1.43)
Basic and diluted loss per share, pro forma	$(0.16)	$(0.75)	$(1.44)

The Company adopted FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) effective July 1, 2000. In accordance with FIN 44, repriced stock options are accounted for as compensatory options using variable accounting treatment (see Note 9). In addition, deferred compensation is recorded for the intrinsic value of unvested stock options exchanged in a purchase business combination (see Note 9) and amortized over the vesting period.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The FASB issued SFAS 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS No. 123 (Revision 2004), “Share-Based Payment” (“SFAS 123 (R)”) was issued in December 2004 and was to be effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS 148. On March 29, 2005, the SEC issued Staff

Accounting Bulletin Topic 14, “Share-Based Payment” (“SAB 107”). SAB 107, which becomes effective for public companies upon their adoption of SFAS No. 123(R), describes the SEC Staff’s views in determining the assumptions that underlie the fair value estimates and interaction of SFAS No. 123(R) with certain existing SEC guidance. On April 14, 2005, The Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123(R). The new rule allows companies to implement SFAS 123 (R) at the beginning of their next fiscal year, instead of their next reporting period beginning after June 15, 2005. The Company plans to adopt the new statement beginning in the first quarter of fiscal 2007. The Company believes the adoption of SFAS 123(R) will have a material impact on its financial position and results of operations.

2.   CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

The following is a summary of cash, cash equivalents and marketable securities as of February 28, 2006 and February 28, 2005 (in thousands):

	Unrealized
February 28, 2006	Cost	Gain	Loss	Market
Cash and cash equivalents:
Cash	$50,094	$—	$—	$50,094
Money market funds	20,057	—	—	20,057
Commercial paper	9,387	—	—	9,387
Total cash and cash equivalents	79,538	—	—	79,538
Marketable securities:
Auction rate securities:
US treasury and agency	10,350	—	—	10,350
Total auction rate securities	10,350	—	—	10,350
Other marketable securities	50,933	—	(94)	50,839
Total marketable securities	61,283	—	(94)	61,189
Total cash, cash equivalents and marketable securities	$140,821	$—	$(94)	$140,727

	Unrealized
February 28, 2005	Cost	Gain	Loss	Market
Cash and cash equivalents:
Cash	$32,100	$—	$—	$32,100
Money market funds	44,842	—	—	44,842
Commercial paper	3,400	—	—	3,400
Total cash and cash equivalents	80,342	—	—	80,342
Marketable securities:
Auction rate securities:
US treasury and agency	10,000	—	—	10,000
Total auction rate securities	10,000	—	—	10,000
Other marketable securities	39,914	—	(278)	39,636
Total marketable securities	49,914	—	(278)	49,636
Total cash, cash equivalents and marketable securities	$130,256	$—	$(278)	$129,978

See “Cash and Cash Equivalents” in Note 1 regarding certain reclassifications of auction rate securities made in fiscal 2005.

Long-term investments are comprised of U.S. treasury and agency debt securities with original maturities in excess of one year. The following is a summary of long-term investments as of February 28, 2005 (in thousands):

	Unrealized
February 28, 2005	Cost	Gain	Loss	Market
Long-term debt securities:
US treasury and agency	5,952	—	(41)	5,911
Total long-term debt securities	$5,952	$—	$(41)	$5,911

3.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the allowance for doubtful accounts for the fiscal years ended February 28 or 29, 2006, 2005 and 2004 was as follows (in thousands):

	February 28 or 29,
	2006	2005	2004
Beginning balance	$7,605	$4,395	$7,007
Write-offs and other adjustments	(2,309)	(834)	(2,868)
Provision for doubtful accounts charged to costs and expenses	(1,091)	4,044	256
Ending balance	$4,205	$7,605	$4,395

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	February 28,
	2006	2005
Information technology equipment and purchased software	$30,875	$29,187
Office furniture and equipment	8,283	8,751
Leasehold improvements	6,886	6,610
Total	46,044	44,548
Less: accumulated depreciation	(32,362)	(28,753)
Total property and equipment, net	$13,682	$15,795

Depreciation expense for fiscal 2006, 2005 and 2004 was approximately $5.8 million, $7.3 million and $6.5 million, respectively.

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

The Company capitalized software development costs of $3.5 million, $9.6 million and $9.9 million and recorded related amortization expense of $9.6 million, $9.4 million and $9.0 million for fiscal 2006, 2005 and 2004, respectively, in accordance with SFAS 86.

The total amortization expense for the Company’s capitalized software development costs for fiscal 2006, 2005 and 2004 include write-offs totaling approximately $0 million, $0.3 million and $0.2 million, respectively, of previously capitalized software development costs. These capitalized costs were deemed to exceed their future net realizable value.

SOFTWARE DEVELOPED FOR INTERNAL USE

The Company capitalized internally developed software costs (excluding amounts acquired) of $0.1 million, $0.3 million and $1.6 million and recorded related amortization expense of $1.0 million, $1.2 million and $1.1 million for fiscal 2006, 2005 and 2004, respectively.

6.   INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets subject to amortization as of February 28, 2006 and February 28, 2005 are as follows (in thousands):

	2006	2005
Acquired technology	$51,939	$64,739
Less: accumulated amortization	(47,534)	(50,923)
Acquired technology, net	$4,405	$13,816
Customer relationships	28,109	28,109
Less: accumulated amortization	(24,527)	(18,774)
Customer relationships, net	$3,582	$9,335

During the three months ended August 31, 2005, the Company performed an impairment test of its long-lived assets and concluded that although it continues to sell the products acquired in the PartMiner CSD, Inc. asset acquisition, the Company did not believe that future operating cash flows would be sufficient to support the related asset balance. Therefore, the Company wrote-off the remaining book value of those intangible assets of $3.7 million.

The changes in the carrying amount of goodwill for the years ended February 28, 2006 and 2005 are as follows (amounts in thousands):

	2006	2005
Beginning balance	$185,658	$185,501
Foreign currency translation adjustments	160	157
Ending balance	$185,818	$185,658

Amortization expense related to other intangible assets was $11.4 million, $19.9 million and $18.9 million during fiscal 2006, 2005 and 2004, respectively. Estimated aggregate future amortization expense for acquisition-related intangible assets in future fiscal years are as follows (amounts in thousands):

	2007	2008	2009	2010	2011
Amortization expense	$5,013	$1,908	$914	$152	$—

GOODWILL IMPAIRMENT

The Company tests goodwill for impairment on an annual basis, coinciding with the Company’s fiscal year end, or on an interim basis if circumstances change that would more likely than not reduce the Company’s implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) below its carrying value.

During the six months ended August 31, 2004 and the three months ended May 31, 2005, the Company experienced adverse changes in its stock price resulting from its poor financial performance. As a result, the Company performed a test for goodwill impairment at August 31, 2004 and May 31, 2005 and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of August 31, 2004 and May 31, 2005, there was no impairment of goodwill.

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

The Company performed a test for goodwill impairment at February 28, 2006 and February 28, 2005, the Company’s annual date for goodwill impairment review, and determined that based upon the implied fair value (which includes factors such as, but not limited to, the Company’s market capitalization, control premium and recent stock price volatility) of the Company as of February 28, 2006 and February 28, 2005, there was no impairment of goodwill. The Company will continue to test for impairment on an annual basis, coinciding with its fiscal year end, or on an interim basis, if circumstances change that would more likely than not reduce the implied fair value of the Company below its carrying value.

7.   LONG-TERM DEBT AND DEBT CONVERSION EXPENSE

5% Convertible Subordinated Notes. The Company completed a private placement of $250.0 million of Notes in October and November 2000. The Notes bear interest at 5.0% per annum which is payable semi-annually. The Company had $175.5 million outstanding as of February 28, 2006 and February 28, 2005, respectively. The fair market value of the Notes was $164.5 million and $161.2 million on February 28, 2006 and February 28, 2005, respectively, based on market quotes. The Notes mature in November 2007 and are convertible into approximately 4.0 million shares of the Company’s common stock at a conversion price of $44.06, subject to adjustment under certain conditions. The conversion price of the Notes will be adjusted in the event that the Company issues common stock as a dividend or distribution with respect to its common stock, subdivides, combines or reclassifies its common stock, issues rights to its common stockholders to purchase common stock at less than market price, makes certain distributions of securities, cash or other property to its common stockholders (other than ordinary cash dividends), or makes certain repurchases of common stock. Upon a change of control of the Company, the holders of the Notes would have the right to require the Company or its successor to repurchase the Notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of repurchase in cash. The Notes do not have any financial covenants.

At any time on or after November 7, 2003, the Company may redeem, from time to time, the Notes in whole, or in part, at the Company’s option. Redemption can be made on at least 30 days notice if the trading price of the Company’s common stock for 20 trading days in a period of 30 consecutive trading days ending on the day prior to the mailing of notice of redemption exceeds 120% of the conversion price of the Notes. The redemption price, expressed as a percentage of the principal amount, is:

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

Line of Credit.   The Company had a one-year unsecured revolving credit facility with Silicon Valley Bank (“SVB”) for $15.0 million which expired on March 30, 2005. On April 8, 2005, the Company renewed the credit facility with SVB for $15.0 million and a two-year term, effective March 29, 2005 (the “Credit Facility”). Under the terms of the Credit Facility, the Company may request cash advances, letters of credit, or both. Borrowings under the Credit Facility accrue interest at the prime rate plus 0.5%. The Credit Facility requires the Company to comply with the following financial covenants: (i) minimum tangible net worth (defined as stockholders’ equity plus convertible debt less goodwill, capitalized software costs and other intangible assets) must be at least $90.0 million plus 50% of consolidated net income generated cumulatively commencing with the first quarter of fiscal 2006 and (ii) the Company’s ratio of (a) unrestricted cash, cash equivalents, marketable securities and long-term investments deposited with SVB and its affiliates plus net accounts receivable to (b) current liabilities plus long-term indebtedness to SVB and outstanding letters of credit minus deferred revenue, must be at least 2.0 to 1.0. The Company was in compliance with all financial covenants as of February 28, 2006 and there were no cash draws outstanding. As of February 28, 2006, the Company had $10.0 million in letters of credit outstanding under the Credit Facility, of which $8.9 million is related to securing our lease obligations for certain office space and $1.1 million is related to securing an additional line of credit in China, which was never executed. The $1.1 million letter of credit expires in May 2007 and cannot be drawn upon by the beneficiary because the line of credit for which it was issued to secure was never executed.

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

The Credit Facility includes a provision for supplemental equipment advances, under which the Company could borrow up to an additional $5.0 million for the purchase of equipment, office furniture and other capital expenditures. Amounts could be borrowed for such capital expenditures through December 31, 2005 and accrued interest at a fixed interest rate equal to 7.75% annually. Equipment advances would have been repaid monthly over a 36-month-period, beginning in the month following the advance. The Company’s right to request supplemental equipment advances expired on December 31, 2005 and the Company made no draw downs. The financial covenants for the supplemental equipment advances were the same as The Credit Facility and the Company was in compliance with all financial covenants.

The Company had an additional credit agreement (the “Equipment Line”) with SVB, as amended, which expired March 31, 2003, under which the Company was permitted to borrow up to $5.0 million for the purchase of equipment. Amounts borrowed under the Equipment Line accrue interest at a rate equal to the greater of the three-year Treasury note rate plus 5%, or 8.25%, and are repaid monthly over a 36-month period. During fiscal 2003, the Company borrowed $2.9 million under the Equipment Line. As of February 28, 2006, all amounts borrowed had been repaid and there was no outstanding balance. The financial covenants for the Equipment Line are the same as the financial covenants for the Credit Facility. The Company was in compliance with all financial covenants as of February 28, 2006.

8.   COMMITMENTS AND CONTINGENCIES

Commitments.   The Company leases office space, office equipment and automobiles under operating leases and various computers and other equipment under capital leases. Aggregate property acquired through capital leases amounted to $8.1 million and $7.9 million at February 28, 2006 and February 28, 2005, respectively, and has been included in purchased software and office furniture and equipment (see Note 4). Total accumulated amortization relating to these leases was $4.5 million and $3.7 million as of February 28, 2006 and February 28, 2005, respectively.

Rent expense for fiscal 2006, 2005 and 2004, was approximately $10.0 million, $13.6 million and $19.7 million, respectively. The future minimum lease payments under these capital and operating leases for each of the succeeding five fiscal years beginning March 1, 2006 are as follows (in thousands):

Fiscal Year	Capital Leases		Operating Leases
2007	$1,791		$14,072
2008	820		12,243
2009	123		9,497
2010	—		9,308
2011	—		9,531
Thereafter	—		24,700
Total minimum lease payments	2,734		79,351
Less amounts representing interest	(158)		—
Less sublease income	—		(11,051)
Net minimum lease payments	$2,576	(1)	$68,300

(1)          Approximately $1.7 million and $0.9 million is included in other current liabilities and long-term debt and capital leases, respectively, in the consolidated balance sheet as of February 28, 2006.

Contingencies.   The Company is involved from time to time in disputes and other litigation in the ordinary course of business. The Company has established accruals related to such matters that are probable and reasonably estimable. The Company does not believe that the outcome of any pending disputes or litigation will have a material adverse effect on the Company’s business, operating results, financial condition and cash flows. However, the ultimate outcome of these matters, as with dispute resolution and litigation generally, is inherently uncertain, and it is possible that some of these matters may be resolved adversely to the Company. The adverse resolution of any one or more of these matters could have a material adverse effect on the Company’s business, operating results, financial condition and cash flows.

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

To date, the Company has not had to reimburse any of its customers for any losses related to these indemnifications provisions and no material claims are outstanding as of February 28, 2006. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SLAs, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions. There can be no assurance that potential future payment will not have a material adverse effect on the Company’s operating performance or financial condition.

Product Warranty.   The Company generally warrants its software products. The Company provides for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, the Company has not had any material costs associated with these warranties. There was no liability for warranty claims as of February 28, 2006 and 2005, respectively.

9.   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 4,620,253 shares of $.01 par value preferred stock. As of February 28, 2006 and 2005, no preferred shares were outstanding.

Common Stock

The Company has authorized 300,000,000 shares of $.002 par value common stock. No cash dividends on common stock have been declared or paid in any of the fiscal years presented.

Warrants and Customer Stock Issuances

In connection with the acquisition of Talus Solutions, Inc. (“Talus”) in fiscal 2001, the Company assumed warrants issued to purchase up to 65,000 shares of the Company’s common stock for certain past services rendered by outside consultants and the issuance of certain notes payable. On February 28, 2001, warrants to purchase 49,096 shares were exercised. As of February 28, 2006, there were no warrants outstanding as all unexercised warrants expired during fiscal 2006.

In March 2004, the Company entered into an amendment to an existing alliance agreement with International Business Machines Corporation (“IBM”) under which the companies will develop, market, sell and deliver demand and supply chain solutions globally. In connection with entering into the amendment to the alliance agreement, the Company issued a warrant (the “Warrant”) to IBM to acquire 250,000 shares of the Company’s common stock at a per share purchase price of $8.51, in reliance upon an exception provided under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The Warrant is immediately exercisable, expires March 12, 2009, and provides for customary registration and indemnification rights and certain limited transfer rights. The fair value of the Warrant of $1.1 million is being recognized as operating expense over the three-year service period of the alliance agreement. The fair value of the Warrant was calculated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.79%; dividend yield of zero; volatility of 99%; and a Warrant life of five years. The Company recorded $0.4 million in amortization expense in each of the fiscal years ended February 28, 2006 and 2005 associated with the Warrant.

Employee Stock Purchase Plan

In October 1994, the Company adopted an employee stock purchase plan (“ESPP”) that authorizes the Company to sell up to 2,000,000 shares of common stock to employees through voluntary payroll withholdings. The stock price to be paid by employees is equal to 85% or 95% of the lower of the average market price as reported on the National Association of Securities Dealers Automated Quotation System for either the first or last day of each six-month withholding period. Payroll deductions may not exceed the lesser of 10% of a participant’s compensation or $25,000 per year. The employee stock purchase plan was suspended as of June 30, 2003. At the 2004 Annual Meeting of Shareholders, the shareholders of the Company approved the 2004 Employee Stock Purchase Plan of Manugistics Group, Inc. that authorizes the Company to sell up to 3,000,000 shares of common stock to employees through voluntary payroll withholdings. Participation commenced on September 1, 2004. The number of shares purchased under these plans by employees totaled 286,612 shares, 163,015 shares and 211,589 shares in fiscal 2006, 2005 and 2004, respectively. The weighted average estimated fair value of shares purchased in fiscal 2006, 2005 and 2004 was $0.37, $0.52 and $2.23, respectively.

Stock Options

Effective September 13, 2000, the Company adopted the 2000 Non-Qualified Stock Option Plan (“2000 Plan”) under which non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to 8.0 million new shares of common stock at prices not less than fair market value at the time of grant. Effective July 24, 1998, the Company adopted the 1998 Plan under which incentive and non-qualified stock options may be granted to officers, directors and employees to purchase a total of up to 10.5 million new shares of common stock at prices not less than the fair market value at the time of grant. In April 2001, the Board of Directors of the Company adopted a proposed amendment to the 1998 Stock Option Plan (“1998 Plan”) to increase the number of shares of Common Stock reserved for issuance to 20,475,800. In addition, the Board of Directors approved the termination of the 2000 Plan. The terms of the 2000 Plan remain in effect for options outstanding at the termination date. Prior to the adoption of the 1998 Plan, the Company had additional plans under which it granted stock options including the 1994 Employee Stock Option Plan (“1994 Plan”), the 1994 Outside Directors Non-qualified

Stock Option Plan (“1994 Director Plan”) and the 1994 Executive Incentive Stock Option Plan (“1994 Executive Plan”). No new options will be granted under these additional stock option plans, which will remain in effect with respect to options outstanding under such plans until such options are exercised, terminated or expire. Options under the employee option exchange program were granted under the 1998 Plan and the 2000 Plan. As of February 28, 2006, the Company has cumulatively granted options of 4.4 million shares under the 2000 Plan, 15.7 million shares under the 1998 Plan, 12.3 million shares under the 1994 Plan, 0.8 million shares under the 1994 Director Plan and 0.4 million shares under the 1994 Executive Plan.

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

During fiscal 2004 the Company granted non-qualified stock options in the amount of 0.4 million to several of the Company’s executive officers and employees. These stock option grants were approved by the Company’s Board of Directors and were not granted under any of the above-mentioned stock option plans. These shares vest and become exercisable over periods ranging from immediate vesting to one hundred percent vesting upon the earlier of achievement of certain pre-defined performance targets or seven years from the date of grant. As of February 28, 2006, none of these options were outstanding. No options of this nature were granted in fiscal 2006 and fiscal 2005.

Under FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” (“FIN 44”), which is retroactive to option repricings effected after December 15, 1998, companies are required to treat repriced options as compensatory options accounted for using variable accounting treatment. As a result, the Company will record non-cash stock compensation (benefit) expense, over the term of the option, based upon changes in the market price of its common stock over the market price at June 30, 2000 ($23.38 per share). As of February 28, 2006, the Company had approximately 283,550 repriced options outstanding. Since the stock price at the beginning and end of each of the fiscal 2006 quarters was below $23.38, no charge or benefit was recorded during fiscal 2006.

As part of the Talus acquisition, the Company assumed all outstanding stock options, which were converted into Manugistics’ stock options. Options to purchase approximately 631,000 shares of Manugistics’ common stock were unvested at the acquisition date. FIN 44 requires the acquiring company to measure the intrinsic value of unvested stock options assumed at the acquisition date in a purchase business combination and record a compensation charge over the remaining vesting period of those options to the extent those options remain outstanding. This resulted in a charge of $0.2 million and $1.8 million in fiscal 2005 and 2004, respectively. All of the outstanding options related to the Talus acquisition are fully vested and all compensation expense has been recognized by the end of fiscal 2005.

A summary of the status of the Company’s stock option plans and changes during the fiscal years is presented below with share amounts in thousands:

	February 28 or 29,
	2006		2005		2004
	Options to Purchase Shares	Wtd. Avg Ex. Price	Options to Purchase Shares	Wtd. Avg. Ex. Price	Options to Purchase Shares	Wtd. Avg. Ex. Price
Outstanding at beginning of year	19,404	$5.84	16,970	$6.87	20,655	$13.38
Options granted at market value	1,548	1.82	5,680	2.89	5,473	5.87
Exercised	—	—	(160)	3.62	(1,726)	4.68
Cancelled	(10,017)	6.16	(3,086)	6.14	(7,432)	24.74
Outstanding at end of year	10,935	$4.98	19,404	$5.84	16,970	$6.87
Exercisable at end of year	5,171	$7.30	11,120	$7.23	10,220	$7.49

Restricted Stock Program

In June 2003, the Company’s Board of Directors approved an amendment to the Company’s 1998 stock option plan to issue restricted shares of Manugistics’ common stock to its employees. This amendment was approved by stockholders at the Company’s 2003 Annual Meeting of Shareholders on July 29, 2003. During fiscal 2006, the Company issued 0.4 million shares of restricted stock to certain key employees. The restricted stock awards granted to key employees have a vesting schedule pursuant to which the stock awards may vest immediately, upon change in control or up to five years from the date of grant. The total value of the fiscal 2006 restricted stock awards granted of approximately $0.5 million was computed using the closing stock price on the date of grant and was recorded as a component of deferred compensation. The Company has recorded the deferred compensation using an estimated forfeiture rate, which has ranged from 0% to 22%. The related compensation expense will be recognized over the vesting period.

In fiscal 2005, the Company issued 1.6 million shares of restricted stock to certain key employees. The total value of the fiscal 2005 restricted stock awards granted of approximately $3.5 million was computed using the closing stock price on the date of grant and was recorded as a component of deferred compensation. The Company has recorded the deferred compensation using an estimated forfeiture rate, which has ranged from 0% to 36%. The related compensation expense will be recognized over the vesting period.

In fiscal 2004, the Company issued 0.2 million shares of restricted stock to certain key employees. The total value of the fiscal 2004 restricted stock awards granted of approximately $1.3 million was computed using the closing stock price on the date of grant and was recorded as a component of deferred compensation. The related compensation expense will be recognized and amortized over the vesting period.

The Company recorded $1.7 million, $1.2 million and $0.3 million in net compensation expense related to restricted shares outstanding during the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

Stock Option-Based Compensation

As permitted under SFAS No. 123, as amended by SFAS 148, the Company continues to account for stock option-based compensation to employees in accordance with APB Opinion No. 25, under which no compensation expense is recognized, since the exercise price of options granted is equal to or greater than the fair market value of the underlying security on the grant date. Pro forma information regarding net loss and loss per share as if the fair value method had been applied in accordance with SFAS 123 is required by

SFAS No. 148. The fair value of the Company’s stock option-based awards to employees was estimated as of the date of grant using the Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option pricing model include that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company’s stock option-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock option-based awards.

Had compensation cost for these plans been recorded, the Company’s net loss and loss per basic and diluted share amounts would have been as follows, in thousands except per share amounts:

	February 28 or 29,
	2006	2005	2004
Net loss, as reported	$(12,243)	$(55,271)	$(103,800)
Add: Stock option-based compensation expense included in reported net loss, net of tax	—	168	1,799
Less: Stock option-based compensation, net of tax	(729)	(6,301)	(2,611)
Pro forma net loss	$(12,972)	$(61,404)	$(104,612)
Basic and diluted loss per share, as reported	$(0.15)	$(0.67)	$(1.43)
Basic and diluted loss per share, pro forma	$(0.16)	$(0.75)	$(1.44)

Fiscal 2006, 2005 and 2004 pro forma amounts include $117 thousand, $37 thousand and $170 thousand, respectively, related to the purchases under the employee stock purchase plan.

The weighted average fair value of options granted in fiscal 2006, 2005 and 2004 was $0.65, $1.62 and $3.28 per share, respectively. The fair value of options granted was estimated assuming no dividends and using the following weighted-average assumptions for each of the fiscal years presented:

	OPTIONS			ESPP
	2006	2005	2004	2006	2005	2004
Risk-free interest rates	4.02%	3.12%	2.51%	3.64%	2.01%	1.36%
Expected term	2.62 years	4.37 years	4.53 years	3 months	3 months	6 months
Volatility	.5322	.7399	.9423	.4780	.5498	.8492

A summary of the weighted average remaining contractual life and the weighted average exercise price of options outstanding as of February 28, 2006 is presented below with share amounts in thousands:

Range of Exercise Prices	Number Outstanding at 2/28/06	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at 2/28/2006	Weighted Avg. Exercise Price
$0.0000 - $2.5850	4,930,066	8.9	$2.33	895,761	$2.51
$2.6150 - $3.9800	1,892,400	7.9	3.28	844,726	3.51
$3.9844 - $5.5500	1,970,221	4.2	5.08	1,847,481	5.11
$5.6094 - $6.9700	1,324,552	6.9	6.50	781,102	6.54
$7.2657 - $56.375	818,234	4.2	22.12	801,464	22.41
$0.000 - $56.375	10,935,473	7.3	$4.98	5,170,534	$7.30

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

10.   STOCKHOLDER RIGHTS AGREEMENT

On October 28, 2004, the Board of Directors declared a dividend of one right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on November 8, 2004. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of series A junior participating preferred stock, $.01 par value per share, at a purchase price of $19.00 in cash, subject to adjustment. Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding shares of common stock, and no separate Rights certificates will be distributed. The Rights will become exercisable and separate from the common stock, and the distribution date will occur, upon the earlier of (i) 10 business days following the later of (a) the first date of a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of common stock or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of the outstanding shares of common stock. The distribution date may be deferred in circumstances determined by the Board of Directors. In addition, certain inadvertent acquisitions will not trigger the occurrence of the distribution date. The Rights expire upon the close of business on October 27, 2014, unless earlier redeemed or exchanged (See Note 18).

11.   RETIREMENT PLANS

The Company has two defined contribution retirement savings plans (one in the U.S. and another in the U.K.) under the terms of which the Company matches a percentage of the employees’ qualified contributions. New employees are eligible to participate in the plans upon completing one month of service. The Company’s contribution to the plans totaled $1.2 million, $1.4 million and $1.8 million for fiscal 2006, 2005 and 2004, respectively.

12.   INCOME TAXES

The components of the income tax provision are as follows (in thousands):

	Fiscal year ended February 28or 29,
	2006	2005	2004
Current:
Federal	$—	$—	$147
State	100	100	150
Foreign	(3,710)	625	1,017
Total current	$(3,610)	$725	$1,314
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred	$—	$—	$—

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 28,
	2006	2005
Deferred tax assets:
Accrued expenses	$1,785	$4,447
Operating loss carryforwards:
Domestic	130,875	124,460
Foreign	28,189	25,119
Exit and disposal charges	6,913	11,321
Tax credit carryforwards	6,949	5,787
Stock-based transactions	5,076	5,096
Investment losses	4,186	4,186
Depreciation and amortization	42,254	38,264
Other temporary differences	3,811	5,802
Deferred tax assets	230,038	224,482
Less: valuation allowance	(208,425)	(200,699)
Total deferred tax assets	21,613	23,783
Deferred tax liabilities:
Acquired intangibles	(12,381)	(12,381)
Software development costs	(8,174)	(9,452)
Other	(1,058)	(1,950)
Total deferred tax liabilities	(21,613)	(23,783)
Net deferred tax assets	$—	$—

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

Changes in the valuation allowance during fiscal 2006 are as follows (in thousands):

Balance, February 28, 2005	$200,699
Current year operations	12,154
Exit and disposal activities	(4,408)
Debt conversion	—
Stock option exercises	(20)
Other
Balance, February 28, 2006	$208,425

At February 28, 2006, the Company had a total of approximately $329.8 million of U.S. federal and $86.1 million of foreign net operating losses available to offset future taxable income in those respective taxing jurisdictions. The federal net operating losses expire during the fiscal years 2012 to 2026. In addition to maintaining a full valuation allowance against the net deferred tax assets, the net operating losses may also be subject to further limitations under Internal Revenue Code 382 should there be a change in ownership pertaining to a single holder of 5% of the Company’s common stock. Approximately $3.6 million of the foreign net operating losses expire during the calendar years 2007 to 2011, while the remaining foreign net operating losses are available in perpetuity. The Company considers the earnings of foreign subsidiaries to be permanently reinvested outside of the U.S. Accordingly, no U.S. income tax on these earnings has been provided.

The Company also has $6.3 million of research and development tax credit carryforwards, which expire between calendar years 2011 and 2014, and $0.6 million of foreign tax credit carryforwards that expire in calendar year 2010.

Profit (loss) before income taxes includes income (losses) from foreign operations of approximately $7.4 million, $(10.9) million and $(0.5) million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Additionally, the Company had foreign tax refunds and credits totaling $4.1 million in fiscal 2006. Of this amount, $1.1 million relates to the reversal of a previously recorded tax accrual for which the statute of limitations has expired. The Company received a $1.9 million tax refund and reversed a previously recorded liability in the amount of $0.7 million due to the favorable outcome of a three-year audit performed by the Canadian tax authorities.

Statutory Rate Reconciliation.   The difference between the reported amount of income tax expense and the amount of income tax expense that would result from applying statutory U.S. federal tax rate of 35% is summarized as follows (in thousands):

	February 28 or 29,
	2006	2005	2004
Benefit for income taxes computed at statutory rate	$(5,570)	$(19,091)	$(35,870)
Increase (reduction) in taxes resulting from:
State income taxes (benefit), net of federal provision (benefit)	(1,002)	100	150
Foreign exchange rate differential	(208)	2,542	1,321
Net change in valuation allowance	6,139	(7,690)	35,987
Impact of foreign refunds and credits	(3,329)	—	—
Impact of debt conversion and other permanent differences	698	23,821	—
Other	(337)	1,043	(274)
(Benefit) provision for income taxes	$(3,610)	$725	$1,314

13.   OTHER EXPENSE

Other expense consists of the following (in thousands):

	Fiscal year ending February 28 or 29,
	2006	2005	2004
Interest income	$3,963	$2,350	$1,673
Interest expense	(10,231)	(10,242)	(13,839)
Exchange gain (loss)	369	351	(1,609)
Other	110	227	320
Total other expense	$(5,789)	$(7,314)	$(13,455)

14.   EXIT AND DISPOSAL ACTIVITIES

Summary:   The Company has adjusted its cost structure and resource allocation several times in recent years to respond to business and market conditions. Each exit and disposal plan has included involuntary terminations across most functional areas throughout the Company and the reduction of excess office space.

The following table sets forth a summary of total exit and disposal charges, payments made against those charges and the remaining liabilities as of February 28, 2006 (amounts in thousands):

	Balance as of February 28, 2005	Charges and adjustments to charges in twelve months ended February 28, 2006	Utilization of cash in the twelve months ended February 28, 2006	Non-cash activity disposal losses in the twelve months ended February 28, 2006	Balance as of February 28, 2006
Lease obligations and terminations(1)(2)	$18,274	$1,955	$(6,531)	$—	$13,698
Severance and related benefits	2,312	1,163	(3,099)	—	376
Impairment charges and write-downs	—	206	—	(206)	—
Other	83	(25)	(58)	—	—
Subtotal	$20,669	$3,299	$(9,688)	$(206)	$14,074
Reclassification of deferred rent	1,162				1,254
Total	$21,831				$15,328

(1)             Certain accrued lease obligations extend through fiscal year 2019.

(2)             Includes $478 thousand of accretion expense in adjustments to charges in the twelve months ended February 28, 2006.

The Company has outstanding lease obligations for facilities that have been entirely vacated which are located in Brussels, Belgium; Wayne, Pennsylvania; Detroit, Michigan and Munich, Germany. The Company has outstanding lease obligations for facilities for which a portion of the office space was vacated in certain facilities that are located in Rockville, Maryland; Atlanta, Georgia; San Carlos, California; and Bracknell, United Kingdom.

Exit and disposal activities:   In order to further adjust the Company’s cost structure and resource allocation to increase efficiencies and reduce excess office space in response to current business conditions, the Company announced and began implementing two exit and disposal plans, (the “FY05 Q2 Plans”) in the second quarter of fiscal 2005. Actions taken included the involuntary termination of employees across most business functions and the abandonment of excess office space. The Company has completed most of the planned initiatives approved in the FY05 Q2 Plans and expects to complete the remainder of the initiatives in fiscal 2007.

The following table summarizes the Company’s exit and disposal activities since fiscal year 2003 (amounts in millions, except number of involuntarily terminated employees)

	Involuntary terminations
Period	Number of employees		$ Amount	Office leases		Property and equipment	Other	Total
Fiscal Year 2006	46	(a)	$1.2	$1.9	(b)	$0.2	—	$3.3
Fiscal Year 2005	127	(a)	$6.1	$8.1	(b)	$2.7	$0.4	$17.3
Fiscal Year 2004	79	(c)	$0.9	12.9	(d)	$4.2	$0.6	$18.6
Fiscal Year 2003	343		$8.0	$8.0		$2.5	$0.7	$19.2

a)                141 US, 11 United Kingdom, 16 Other Europe, 4 Asia, 1 Canada.

b)               Partially vacated-Rockville, Maryland; San Carlos and Calabasas, California; Bracknell, United Kingdom and Tokyo, Japan. Completely vacated-Brussels, Belgium, Munich and Ratingen, Germany; Stockholm, Sweden and the Philippines and includes adjustments to estimated sublease income based upon actual signed subleases in San Carlos, California, Atlanta, Georgia, Wayne, Pennsylvania and Detroit, Michigan.

c)                73 US, 3 Mexico, 2 Canada, 1 Asia.

d)               Partially vacated Atlanta, Georgia, Bracknell, United Kingdom, Calabasas and San Carlos, California, Detroit, Michigan, Itasca, Illinois, Irving, Texas, Rockville, Maryland. Completely vacated Wayne, Pennsylvania.

Exit and disposal accounting policies and practices:   The Company records exit and disposal costs in accordance with SFAS 146.

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

SFAS 146 (severance costs):   All terminated employees are notified within the requisite time period as prescribed by SFAS 146 and are typically not required to render service beyond the earlier of their termination date or a minimum retention period of 60 days, as defined by SFAS 146. When employees are required to render service beyond the earlier of their termination date or minimum retention period of 60 days, the severance cost for such employees is recognized and accrued over the required service period in accordance with SFAS 146. There were seven employees involuntarily terminated during fiscal year 2006 and 23 during fiscal year 2005 who were required to render service beyond 60 days.

SFAS 88:   Certain terminated employees had employment contracts that defined the amount of severance and related benefits received upon termination. The severance and related benefits for such employees are accounted for in accordance with SFAS 88 when amounts are both probable and estimable. During fiscal year 2005, three employees with employment contracts that defined the amount of severance and related benefits were involuntarily terminated.

SFAS 144:   In connection with permanently vacating excess office space, the Company records an impairment charge of certain property, plant and equipment and leasehold improvements in accordance with SFAS 144.

15.   SEGMENT INFORMATION

The Company considers itself to be in a single reportable segment. The Company and its subsidiaries are principally engaged in the design, development, marketing, licensing and support and implementation of demand and supply chain management software. Substantially all revenue results from the licensing of the Company’s software products and related consulting and support services. The Company’s chief operating decision maker reviews financial information, presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance.

Revenue is attributable to geographic regions based on the location of the Company’s customers. The following table presents total revenue and total long-lived assets by geographic region for fiscal 2006, 2005 and 2004:

	February 28 or 29,
	2006	2005	2004
	(in thousands)
Revenue:
United States	$113,635	$127,891	$160,487
United Kingdom	31,817	30,572	31,444
Other Europe	15,450	12,787	26,279
Asia-Pacific	11,901	15,060	19,094
Other	3,389	6,796	5,741
	$176,192	$193,106	$243,045
Long-lived Assets:
United States	$213,702	$239,430	$265,434
United Kingdom	4,562	5,006	5,465
Other Europe	171	345	527
India	1,612	167	—
Asia-Pacific	588	770	1,840
Other	2,292	2,124	2,017
	$222,927	$247,842	$275,283

No single customer accounted for 10% or more of the Company’s annual revenue in fiscal 2006, 2005 or 2004.

16.   RELATED PARTY TRANSACTIONS

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

At the time the agreement was entered into, Warburg Pincus and certain of its affiliates held approximately 10.9% of Manugistics common stock. As of February 28, 2006 and February 28, 2005, Warburg Pincus and certain of its affiliates held approximately 9.1% of Manugistics common stock.

17.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly consolidated financial information for fiscal 2006 and 2005 follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Fiscal 2006
Total revenue	$46,657	$43,649	$39,924	$45,962
Operating (loss) income	$(3,024)	$(7,113)	$(3,622)	$3,695
Net (loss) income	$(4,916)	$(6,118)	$(4,644)	$3,435
Basic (loss) earnings per share	$(0.06)	$(0.07)	$(0.06)	$0.04
Diluted (loss) earnings per share	$(0.06)	$(0.07)	$(0.06)	$0.04
Shares used in basic (loss) earnings per share computation	82,109	82,171	82,368	82,888
Shares used in diluted (loss) earnings per share computation	82,109	82,171	82,368	83,202
Fiscal 2005
Total revenue	$51,583	$51,262	$45,045	$45,216
Operating loss	$(5,150)	$(14,956)	$(11,460)	$(15,666)
Net loss	$(7,733)	$(17,114)	$(13,268)	$(17,156)
Basic and diluted loss per share	$(0.09)	$(0.21)	$(0.16)	$(0.21)
Shares used in basic and diluted los per share computation	81,819	81,907	81,928	81,929

Included in the first, second, third and fourth quarters of fiscal 2006 and fiscal 2005 are charges and adjustments to charges related to exit and disposal activities (See Note 14).

18.   SUBSEQUENT EVENTS

Merger agreement.   On April 24, 2006, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with JDA Software Group, Inc., a Delaware corporation (“JDA”), and Stanley Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of JDA (the “Merger Sub”). Under the Merger Agreement, the Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing after the Merger as a wholly-owned subsidiary of JDA. At the effective time of the Merger, each issued and outstanding share of the Company’s Common Stock, par value $0.002 per share (the “Company Common Stock”), will be converted into the right to receive $2.50 in cash.

The Merger Agreement has been approved by the Board of Directors (the “Board”) of the Company. The transactions contemplated by the Merger Agreement are subject to approval by the holders of a majority of the issued and outstanding shares of Company Common Stock. The transactions contemplated by the Merger Agreement also are subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other closing conditions. The Merger Agreement provides for a termination fee of up to $9.75 million in connection with the transactions contemplated by the Merger Agreement, which is payable by the Company under certain circumstances.

Stockholder Rights amendment.   In connection with the Merger Agreement, on April 24, 2006, the Company entered into an amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A. As a result of the amendment, the preferred stock purchase rights issued under the Rights Agreement will be inapplicable to the Merger, the Merger Agreement, the Voting Agreements and the transactions contemplated by the Merger Agreement and the Voting Agreements.

The execution, delivery, consummation or performance of the Merger Agreement, the Voting Agreements and the transactions contemplated thereby will not cause the rights to separate from shares of Company Common Stock or permit the Company’s stockholders to exercise the rights. In addition, the rights will expire immediately upon the effective time of the Merger. (See Note 10 “Stockholder Rights Agreement.”)